Form 10KSB
period 1998-12-31
TOWER FINANCIAL CORP
filed 1999-03-31
CIK 1072847

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                         ANNUAL REPORT

                          FORM 10-KSB

                          (MARK ONE)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended DECEMBER 31, 1998
                              OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

   Commission file number 000-25287

                  TOWER FINANCIAL CORPORATION
    (Exact name of registrant as specified in its charter)

                    INDIANA                        35-2051170
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)


            116 EAST BERRY STREET,
              FORT WAYNE, INDIANA                       46802
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
                                              (219) 427-7000

  Securities registered pursuant to Section 12(b) of the Act:

                             NONE

  Securities registered pursuant to Section 12(g) of the Act:

                COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        [ ]    No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

Issuer's revenues for the fiscal year ended December 31, 1998:
                                                         NONE

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at March 1, 1999 (assuming solely for the purposes of this calculation that all directors and executive officers of the
Registrant are "affiliates").      $23,315,850

Number of shares of Common Stock outstanding at March 1, 1999:
                                                    2,530,000

         Documents incorporated by reference:    NONE

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                  TOWER FINANCIAL CORPORATION
                      Fort Wayne, Indiana

      Annual Report to Securities and Exchange Commission
                       December 31, 1998

                            PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

          Tower   Financial  Corporation  (the   "Company")   was
incorporated as an Indiana corporation on July 8, 1998. The Company was formed to acquire all of the issued and outstanding stock of Tower Bank & Trust Company (the "Bank") and to engage in the business of a bank holding company under the Federal Bank Holding Company Act of 1956, as amended. The Bank was organized as an Indiana chartered bank with depository accounts to be insured by the Federal Deposit Insurance Corporation ("FDIC") and as a member of the Federal Reserve System. On December 15, 1998, the Department of Financial Institutions of the State of Indiana (the "Department") issued an order approving the application to establish the Bank. The Company's application to become a bank holding company for the Bank and the Bank's application to become a member of the Federal Reserve System were each approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") on January 19, 1999. On January 22, 1999, the Bank's application for FDIC deposit insurance was approved. In each case, these approvals were issued subject to the satisfaction of certain conditions that the Company believes are customary in transactions of this type, including conditions relating to capitalization of the Bank and continuing capital adequacy. The Bank commenced business on February 19, 1999.

          The Bank provides a range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs. Those services reflect the Bank's strategy of serving small to medium-sized businesses and individual customers. The Bank's lending strategy is focused on commercial loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, business checking, savings and money market accounts, certificates of deposit and direct deposit services.

          The Bank's main office is located in downtown Fort Wayne and serves as the Company's corporate headquarters. The address of the Company and the Bank is Lincoln Tower, 116 East Berry Street, Fort Wayne, Indiana 46802. The Company's telephone number is (219) 427-7000.

LENDING PRACTICES

          The Bank makes loans to individuals and businesses located within the Bank's market area. The Bank anticipates that its loan portfolio will consist of commercial loans (80%), residential mortgage loans (10%) and personal loans (10%), although these percentages are approximations and the actual percentages may vary. The Bank's legal lending limit under applicable regulations is approximately $2.25 million, based on the legal lending limit of 15% of capital and surplus.

          COMMERCIAL LOANS. Commercial loans are made primarily to small and medium-sized businesses. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 20% of the Bank's commercial loans are expected to be commercial real estate loans secured by a first lien on the commercial real estate. In addition, the Company expects that the majority of the Bank's commercial loans that are not mortgage loans will be secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

          Commercial lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's operations. The Bank is attempting to minimize the risks associated with these transactions by generally limiting its exposure to owner-operated properties of customers with an established profitable history. In many cases, the Bank expects to further reduce risk by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit and (ii) avoiding certain types of commercial real estate financings.

          RESIDENTIAL MORTGAGE LOANS. The Bank will originate residential mortgage loans, which are generally long-term, with either fixed or variable interest rates. The Bank's anticipated general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, will be to retain all or a portion of variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. The Bank also expects to offer home equity loans. The Bank does not expect to retain servicing rights with respect to the majority of the residential mortgage loans that it originates. The Company anticipates that all of the Bank's residential real estate loans will be secured by a first lien on the real estate and that the majority of the Bank's personal loans will be home equity loans secured by a second lien on real estate.

          PERSONAL LOANS AND CREDIT. The Bank will make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. The Bank expects to retain substantially all of such loans. The Bank also may offer credit card services depending, in part, on the level of demand among the Bank's customers.

          Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank intends to underwrite its loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The Bank believes that the generally higher yields earned on consumer loans will help compensate for the increased credit risk associated with such loans and that consumer loans will be important to its efforts to serve the credit needs of its customer base.

          LOAN POLICIES. Although the Bank intends to take a progressive and competitive approach to lending, it will stress high quality in its loans. Because of the Bank's local nature, management believes that quality control should be achievable while still providing prompt and personal service. The Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the Bank's Loan and Investment Committee and its board of directors. These policies concern loan administration, documentation, approval and reporting requirements for various types of loans.

            The Bank's loan policies include procedures for oversight and monitoring of the Bank's lending practices and loan portfolio. The Bank will seek to make sound loans, while recognizing that lending money involves a degree of business risk. The Bank's loan policies are designed to assist the Bank in managing the business risk involved in making loans. These policies provide a general framework for the Bank's loan operations, while recognizing that not all loan activities and procedures can be anticipated. The Bank's loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of the Chief Lending Officer or the President and Chief Executive Officer of the Bank where appropriate.

          The Bank's loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following loan-to-value maximum ratios: raw land (65%), improved residential real estate lots (75%), owner-occupied commercial real estate (80%), non-owner-occupied commercial real estate (75%), first mortgages on residences (80%) and junior mortgages on residences (90%). The Bank expects to use credit risk insurance, principally for residential real estate mortgages where the loan-to-value ratio exceeds 80%. Regulatory and supervisory loan-to-value limits are established by the Federal Deposit Insurance Corporation Improvement Act of 1991. The Bank's internal loan-to-value limitations will follow those limits and, in certain cases, are more restrictive than those required by the regulators.

          The Bank's loan policies also establish a limit on the aggregate amount of loans to any one borrower. These loan policies provide that no loan shall be granted where the aggregate liability of the borrower to the Bank will exceed $1.5 million. This internal lending limit is subject to review and revision by the board of directors from time to time.

          In addition, the Bank's loan policies provide guidelines for (i) personal guarantees, (ii) environmental policy review, (iii) loans to employees, executive officers and directors, (iv) problem loan identification, (v) maintenance of a loan loss reserve and (vi) other matters relating to the Bank's lending practices.

DEPOSITS AND OTHER SERVICES

          DEPOSITS.   The  Bank  offers  a broad range of deposit
services, including checking, business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Transaction accounts and certificates of deposit are tailored to the Bank's primary market area at rates competitive with those offered in Allen County. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law. The Bank intends to solicit these accounts from individuals, businesses, associations, financial institutions and government entities.

          OTHER SERVICES. The Bank intends to contract with a third-party vendor to provide telephonic banking within the first quarter of operations. The Bank also may consider providing personal computer based at-home banking and trust services in the future. Management believes that the Bank's personalized service approach will benefit from customer visits to the Bank. The Bank offers a courier service for customer convenience. In addition, the Bank may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

INVESTMENTS

          The principal investment of the Company is its purchase of all of the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers' acceptances of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), the Company has no present plans to make any such equity investment.

          The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank for no longer than 10 years after the date of acquisition without the written consent of the Department. The Bank is also permitted to invest an aggregate amount not in excess of 50% of the "sound capital" of the Bank in such real estate and buildings as is necessary for the convenient transaction of its business. The Bank's board of directors may alter the Bank's investment policy without shareholder approval.

FUNDING SOURCES

          The Bank plans to fund its operations initially from the capitalization of the Bank with proceeds of the Company's initial public offering and, on an ongoing basis, primarily with local deposits. However, the Bank may also use alternative funding sources as needed, including advances from a Federal Home Loan Bank, when eligible, and other forms of wholesale financing. These alternative funding sources may be more costly than local deposits.

EFFECT OF GOVERNMENT MONETARY POLICIES

          The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation and avoid a recession. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States Government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally-insured banks. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

REGULATION AND SUPERVISION

          Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Department, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate, among other things:

 >  the scope of business          > investments
 >  reserves against deposits      > capital levels relative to
 >  lending activities and             operations
      practices                    > the nature and amount of
 >  the establishment of               collateral for loans
      branches                     > mergers and consolidations
 >  dividends

The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or the Company. Any change in government regulation may have a material adverse effect on the business of the Company and the Bank.

THE COMPANY

          As a bank holding company, the Company is subject to regulation by, the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, the Company is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require.

          Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase the sound capital of the Bank or reduce the amount of its deposits.

          Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

          With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, many of these acquisitions may be affected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve Board within 10 business days after the transaction. In other cases, prior written notice to the Federal Reserve Board will be required.

          The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

THE BANK

          The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered, member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board, as the primary federal bank regulatory agency for state-chartered, member banks. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC, which has supervision, reporting and enforcement jurisdiction over BIF insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

 >  permissible types and amounts of loans
 >  investments and other activities
 >  capital adequacy
 >  branching
 >  interest rates on loans and on deposits
 >  the  maintenance  of  non-interest bearing reserves  on
          deposit accounts
 >  the safety and soundness of banking practices

          Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

          The Bank is subject to certain federal and state statutory and regulatory restrictions on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and on the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans to any person. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

          The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency have published guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. Effective October 1, 1996, the agencies expanded the guidelines to establish asset quality and earnings standards. As before, the expanded guidelines make each depository institution responsible for establishing its own procedures to meet such goals.

          The Bank's business will include making a variety of types of loans to individuals. In making these loans, the Bank will be subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and servicers under the National Flood Insurance Program. In receiving deposits, the Bank will be subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

          Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank will have a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area initially was designated as Wayne Township in Allen County, Indiana. The Bank's office will be located in Allen County. The Bank's board of directors is required to review the appropriateness of this delineation at least annually.

COMPETITION

          All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Allen County, Indiana, including the City of Fort Wayne. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. Management believes that its personal service philosophy enhances its ability to compete favorably in attracting individuals and small to medium-sized businesses, and also will offer personal attention, professional service, off-site ATM capability and competitive interest rates.

EMPLOYEES

          As of December 31, 1998, the Company had six  full time
employees.   None  of  the  Company's  employees is covered by  a
collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.


ITEM 2.     DESCRIPTION OF PROPERTY.

          The Company is leasing the ground floor of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as the Bank's main office and the Company's headquarters. The headquarters facility consists of drive-through banking windows and approximately 13,900 square feet of usable office space. The lease has an initial  term  of  10 years,  with  one  renewal  option  for  an additional 10 years. The Bank believes that this space is adequate for its present needs.


ITEM 3.     LEGAL PROCEEDINGS.

          The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operation or financial position of the Company or the Bank.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          By written consent dated November 11, 1998, the Company's sole shareholder approved the Company's Restated Articles of Incorporation, which contain provisions associated with the Company's initial public offering. The Company's sole shareholder also approved the 1998 Stock Option and Incentive Plan of the Company by written consent dated December 14, 1998. The Restated Articles of Incorporation and the 1998 Stock Option and Incentive Plan are incorporated by reference as Exhibits 3.1 and 10.3, respectively, in this Annual Report on Form 10-KSB.

                            PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER
            MATTERS.

GENERAL

          The Company's common stock is traded on the OTC Bulletin Board section of the Nasdaq Stock Market ("NASDAQ"), under the symbol TOFC. Prior to the Company's initial public offering on January 29, 1999, there was no public market for the common stock. As of March 10, 1999, there were 126 holders of record of the common stock.

DIVIDENDS

          The Company initially expects that its earnings and those of the Bank, if any, will be retained to finance the growth and operations of the Company and the Bank. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. If and when the Bank becomes profitable, recovers its accumulated deficit and adequately reserves for losses, the Company may consider payment of dividends. However, the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be declared at any time. If and when dividends are declared, the Company will be largely dependent upon dividends received from the Bank for funds to pay dividends on the common stock.

          As a banking organization organized under Indiana law, the Bank will be restricted as to the maximum amount of dividends it may pay to the Company. Indiana law prohibits the Bank from declaring or paying dividends which would impair the Bank's capital or would be greater than its undivided profits. In addition, the prior approval of the Department is required for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during a calendar year, including the proposed dividend, would exceed the sum of the retained net income of the Bank for the year to date and previous two years. The Department, the Federal Reserve Board and the FDIC are also authorized to prohibit the payment of dividends by the Bank under certain circumstances.

          The Company is organized under the Indiana Business Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities plus (unless the Articles of Incorporation of the Company permit otherwise) the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon dissolution of preferred shareholders. In addition, the Federal Reserve Board may impose restrictions on dividends paid by the Company.

SALES OF UNREGISTERED SECURITIES

          The following information is furnished as to securities of the Company sold during 1998 that were not registered under the Securities Act of 1933, as amended:

            a.   The  Company sold  one  share  of  its
          common stock to Donald F. Schenkel, Chairman of the Board, President and Chief Executive
          Officer and a director of the Company for $10, on December 14, 1998.

            b.   During the  period  from its inception
          until December 31, 1998, the Company borrowed
          $760,000 from current and former members of the Company's board of directors to pay organizational and related expenses.

To the extent that these transactions would be deemed to involve the offer or sale of a security, the Company would claim an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, for such transactions.


ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
            OPERATION.

PLAN OF OPERATION

          Tower Financial Corporation was incorporated as a bank holding company to establish and own Tower Bank & Trust Company. The Bank began operations on February 19, 1999, with 15 employees. Based on the pre-opening growth projection and gross levels achieved during the first several days of operations, management believes that the Bank is likely to have adequate funds to meet its capital requirements for at least 12 months. The Company expended approximately $96,000 for leasehold improvements and related architectural and engineering services, and approximately $405,000 for furniture, fixtures, equipment and other necessary assets, prior to the Bank's commencing operations. During the first 12 months of operations, the Company does not anticipate requiring substantial additional equipment or building additional facilities. Management expects to hire approximately 13 employees, in addition to the 15 employees at the time the Bank opened, during the first 12 months of operations.

          As of December 31, 1998, the Company had a deficit accumulated during the development stage of $473,434. This deficit resulted primarily from costs related to organizing the Bank. Management believes that the Company will generate a net loss for 1999 as a result of expenditures made to build its management team and operating costs related to the Bank once it commences operations. In addition, significant loan loss reserves will also contribute to this deficit during 1999 due to the projected rapid increase in the Bank's loan portfolio. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure and lay the foundation for growth in subsequent years.

FORWARD-LOOKING STATEMENTS

          The statements contained in this Annual Report filed on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

 >the Company's status as a start-up company with no operating history;
 >the Company's expectation of significant losses for at least the first two years of operations;
 >the  effect of extensive banking regulation on the Bank's
   ability to grow and compete;
 >the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
 >the competitive disadvantage resulting from the Company's
   status as a highly-regulated, start-up company;
 >the Company's dependence on key management personnel;
 >the increased risk of defaults by borrowers caused by the
   Bank's commercial loan concentration;
 >the  Company's dependence on a favorable local economy in
   the Bank's primary service area;
 >the Bank's dependence on net interest spread for
   profitability; and
 >the Bank's ability to implement developments in technology to be competitive.

YEAR 2000 READINESS

           THE YEAR 2000 PROBLEM. The "Year 2000" problem arose because many existing computer systems use only the last two digits to refer to the year. Therefore, these computer programs do not properly recognize a year that begins with a year "20" instead of the familiar "19." If not corrected, many computer applications and other technology-based systems could fail or create erroneous results.

          THE COMPANY'S STATE OF READINESS. The Company is in the process of assessing the impact of the arrival of the year 2000 on its computerized information systems and other electronic equipment. The Company's main data processing vendor has represented to the Company that it will be Year 2000 ready or compliant by June 30, 1999, and has provided updates on its progress to the Company. In addition, the Company has begun an internal evaluation of equipment and vendor supply products to assess its Year 2000 readiness in the areas of processing services and reports, electronic banking services, correspondent services and communications systems. Other systems which the Company plans to assess include security systems, HVAC systems and local utility services. The Company has appointed one of its senior officers to oversee the Year 2000 process and to inform the board of directors on a regular basis of the progress being made. The Company intends to complete this assessment by June 30, 1999.

          The Bank requires general assurances from commercial borrowers as to their Year 2000 readiness as part of the loan application and review process. Additionally, the Bank plans to use the following steps to minimize Year 2000 risks: (1) internal communications to keep employees knowledgeable and updated on Year 2000 readiness; (2) written communications to all loan applicants to notify them of the Bank's Year 2000 readiness efforts; (3) questionnaires to be completed by all material loan clients to make them aware of possible Year 2000 issues applicable to them; and (4) continued dialogue with loan clients during 1999 to review Year 2000 readiness.

          Because it is starting with new equipment, the Company does not expect to incur large operating expenses to modify its systems to be Year 2000 ready. Costs to the Company related to Year 2000 readiness are estimated to be less than $25,000. These costs may include testing of equipment and software programs, equipment upgrades and customer education. It is difficult to predict such costs, and additional funds may be needed. The failure of the Company, its vendors or its customers to successfully address Year 2000 issues could interfere with its ability to operate its business and could have an adverse effect on its financial condition and results of operation. The Company intends to develop a contingency plan to address Year 2000 problems that may occur after December 31, 1999, and expects to develop the plan prior to September 30, 1999.

ITEM 7.     FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
At December 31, 1998

                                   ASSETS
Cash                                                           $5,704
Interest bearing deposits in bank                             208,216
  Total cash and cash equivalents                             213,920
Equipment, at cost                                             57,696
Deferred offering costs                                       124,960
  Total assets                                               $396,576
                    LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities:
  Accounts payable and accrued expenses                        90,000
  Accounts payable and accrued expenses - related parties      20,000
  Related party notes payable                                 760,000
    Total liabilities                                         870,000
Commitments and contingencies
Stockholder's deficit:
  Preferred stock, no par value, 4,000,000 shares authorized;
    no shares issued and outstanding
  Common stock, no par value, 6,000,000 shares authorized;
    1 share issued and outstanding                                 10
    Additional paid-in capital
    Deficit accumulated during the development stage         (473,434)
      Total stockholder's deficit                            (473,424)
        Total liabilities and stockholder's deficit          $396,576
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
For the period from  July 8, 1998 (date of inception) to December
31, 1998

Operating expenses:
   Salaries and benefits expense                             $261,188
   Professional fees                                          127,066
   Other expenses                                              85,180
      Total operating expenses                                473,434
         Net loss                                           $(473,434)
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the period from July  8, 1998 (date of inception) to December
31, 1998

                       PREFERRED  COMMON         ADDITIONAL     DEFICIT      TOTAL
                         STOCK     STOCK          PAID IN     ACCUMULATED
                                                  CAPITAL     DURING THE
                                                              DEVELOPMENT
                                                                 STAGE
Balance at inception    $            $            $            $             $
(July 8, 1998)
Issuance of common                   10                                       10
stock
Net loss                                                        (473,434)      (473,434)
Balance, December 31,   $            $10          $            $(473,434)    $(473,424)
1998
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the period from July 8,  1998 (date of inception) to December
31, 1998

Cash flows from operating activities
 Net loss                                                   $(473,434)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Increase in accounts payable and accrued expenses         110,000
      Net cash used in operating activities                  (363,434)
Cash flows from investing activities
 Equipment expenditures                                       (57,696)
   Net cash used in investing activities                      (57,696)
Cash flows from financing activities
 Proceeds from related party notes payable                    760,000
 Proceeds from issuance of common stock                            10
 Deferred offering costs                                     (124,960)
  Net cash provided from financing activities                 635,050
Net increase in cash and cash equivalents                     213,920
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period                     $213,920
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          A. ORGANIZATION: Tower Financial Corporation ("Tower Financial") was incorporated on July 8, 1998. Tower Financial's activities through December 31, 1998 have been limited to the organization of Tower Bank & Trust Company ("Tower Bank"), as well as preparation for a common stock offering initially estimated to be $20,000,000 (the "offering"). A substantial portion of the proceeds of the offering will be used by Tower Financial to provide initial capitalization of Tower Bank. Subsequent to December 31, 1998, the start-up of Tower Bank was approved by various banking regulatory authorities, the offering was completed and Tower Bank commenced operations. See Note 5.

          B. NATURE OF BUSINESS: Tower Bank intends to offer a full range of commercial and consumer banking services primarily within Allen County, Indiana.

          C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          D. CASH AND CASH EQUIVALENTS: Tower Financial considers all highly liquid investment instruments, including investments with maturities of three months or less at acquisition, to be cash equivalents. At December 31, 1998 cash equivalents consisted of certificates of deposit aggregating $200,000.

          E. DEFERRED OFFERING COSTS: Deferred offering costs consist of professional fees incurred in connection with the registration of Tower Financial's common stock. These costs will be charged against the stock proceeds or, if the offering is not successful, charged to operations at that time.

          F. INCOME TAXES: Tower Financial utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

2.        NOTES PAYABLE RELATED PARTIES:

          Non-interest bearing notes payable in the amount of $760,000 are outstanding to current and former members of the Board of Directors of Tower Financial. The notes are to be paid with proceeds received from the offering and are to be repaid on or before March 31, 1999.

3.        LEASE COMMITMENT:

          Tower Financial has a lease commitment with a related party company owned by a former director for space to be used as Tower Financial's main office effective January 1, 1999. The lease term is for ten years at rents ranging from approximately $11,300 to $17,100 per month with an option to extend for one successive ten year period. Tower Financial incurred rent expense of approximately $5,900 to this related party for temporary space through December 31, 1998.

          Future minimum commitments for the following calendar years are approximately:

               1999         $ 135,400
               2000           135,400
               2001           152,800
               2002           152,800
               2003           170,200

               Total        $ 746,600

4.        INCOME TAXES:

          At December 31, 1998 Tower Financial had net operating loss carryforwards of approximately $473,000. No deferred tax asset is recorded, as a valuation allowance reduces the gross deferred tax asset of approximately $189,000 to zero.

5.        COMMON STOCK OFFERING:

          Tower Financial completed a successful common stock offering of 2,200,000 shares at $10.00 per share on January 29, 1999. On February 19, 1999, the Company completed the sale of 330,000 of over-allotment common shares also at $10.00 per share. The total proceeds from the sale of common stock was $25,300,000 less offering expenses of $1,831,250 for net proceeds of $23,468,750.

6.        STOCK OPTION PLAN:

          On December 14, 1998, and subsequently amended on January 21, 1999, the stockholder and Board of Directors adopted the 1998 Stock Option and Incentive Plan (the "Plan") for officers, employees and non-employee directors. The maximum number of shares which may be issued under the Plan shall not exceed 310,000 and will include both incentive stock options and non-qualified options. The exercise price for incentive stock options will not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder where the option price will not be less than 110% of fair market value. The exercise price for non-qualified stock options will not be less than the fair market value at the time of grant. The duration of each option may not exceed ten years from the date of grant.

          Subsequent to December 31, 1998, 290,440 shares have been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $9.875 to $10.1875 per share.

7.        OTHER:

          Certain  members  of Tower Financial's management   are
          entitled to incentive bonuses aggregating $35,000 upon commencement of Tower Bank's business operations.

          Tower Financial has entered into a five year contract with a data processing company to outsource Tower Financial's data processing effective February 1, 1999. The contract contains automatic renewal options and fees are primarily based on the volume of transactions subject to certain minimum monthly amounts.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Tower Financial Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholder's deficit and of cash flows present fairly, in all material respects, the financial position of Tower Financial Corporation (a development stage company) at December 31, 1998, and the results of its operations and its cash flows for the period from July 8, 1998 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers
Fort Wayne, Indiana
March 29, 1999

ITEM 8.     CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                           PART III


ITEM 9.     DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL
            PERSONS;  COMPLIANCE  WITH   SECTION   16(A)  OF  THE
            EXCHANGE ACT.

               The  directors  and  executive  officers   of  the
Company and their positions with the Bank, are as follows:

                                         POSITION(S)             POSITION(S)
     Name                Age                WITH                with the Bank
                                         the Company
Curtis A. Brown          44           Chief Lending Officer   Chief Operating Officer
                                                              and Chief Lending
                                                              Officer
Keith E. Busse           55               Director                Director
Peter T. Eshelman        45               Director                Director
Michael S. Gouloff       51               Director                Director
Craig S. Hartman         44               Director                Director
Kevin J. Himmelhaver     43           Chief Financial Officer Chief Financial Officer
                                      and Secretary           and Secretary
Michael Mirro, M.D.      50               Director                Director
Debra A. Niezer          44               Director                Director
William G. Niezer        49               Director                Director
Maurice D. O'Daniel      67               Director                Director
Leonard Rifkin           67               Director                Director
Joseph D. Ruffolo        57               Director                Director
Donald F. Schenkel       57           Chairman of the Board,  Chairman of the Board,
                                      President, Chief        President, Chief
                                      Executive Officer and   Executive Officer and
                                      Director                Director
Larry L. Smith           51               Director                Director
J. Richard Tomkinson     52               Director                Director
Irene A. Walters         56               Director                Director


          CURTIS A. BROWN is the Chief Lending Officer of the Company and the Chief Operating Officer and Chief Lending Officer of the Bank, positions he has held since October 1998. He is a native of Fort Wayne and has over 21 years of experience in the banking industry. From 1993 until 1998, Mr. Brown managed corporate banking groups for NBD Bank Indiana in Fort Wayne, most recently holding the positions of First Vice President and Group Head. Mr. Brown is involved in United Way of Allen County, a board member of Anthony Wayne Services, Inc., and a member of the Workforce Development Council of the Greater Fort Wayne Chamber of Commerce.

          KEITH E. BUSSE is a director of the Company and the Bank. Since September 1993, Mr. Busse has served as Chief Executive Officer of Steel Dynamics, Inc., a primary steel-making company headquartered in Butler, Indiana, and formed by Mr. Busse and others in 1993. Steel Dynamics, Inc., is a publicly-held company and a significant supplier of flat-rolled steel in the upper Midwest. In 1997, Mr. Busse and Steel Dynamics were listed in BUSINESS WEEK as being among the country's top 10 "entrepreneurs" and entrepreneurial corporations, and Mr. Busse was named the regional winner of the Indiana Ernst & Young Emerging Entrepreneur of the Year award. Mr. Busse is also a director of Steel Dynamics, Inc., and Qualitech Steel Corporation. Mr. Busse is involved in area civic and charitable organizations, including Junior Achievement, the Leukemia Society of America and local Little League and Senior League Baseball. He is also a board member of Bridgewater Development Company, Fort Wayne Fury and Fort Wayne Kustom.

          PETER T. ESHELMAN is a director of the Company and the Bank. Mr. Eshelman is President and Chief Executive Officer of American Specialty Companies, Inc., a sports and entertainment risk management company based in Roanoke, Indiana, of which he is the majority shareholder. He has held these positions since 1989. Mr. Eshelman is also a founding trustee of American Specialty Foundation, a charitable foundation for educational development of youth through sports, the Chairman of the Roanoke, Indiana, Chamber of Commerce Beautification Committee, and serves as an appointee of Governor O'Bannon on the State of Indiana Regulated Amusement and Safety Device Board.

          MICHAEL S. GOULOFF is a director of the Company and the Bank. Mr. Gouloff has served as President of Schenkel Schultz Architects, a national architectural firm known for the design of educational and correctional facilities, since 1985 and has been employed by the firm since 1973. He is currently a registered architect in 18 states. A Fort Wayne native, Mr. Gouloff is an active member of the community, currently serving on the boards of Canterbury School, Fort Wayne Country Club, Fort Wayne Airport Authority and Parkview Hospital. Mr. Gouloff is a current Commissioner for the Hoosier Lottery and a past Commissioner for the Indiana State Office Building Commission.

          CRAIG S. HARTMAN is a director of the Company and the Bank. Mr. Hartman is Chairman and Chief Executive Officer of Preferred, Inc., a commercial and industrial painting, roofing and flooring company. Mr. Hartman founded Preferred, Inc., in 1973 at the age of 18 and has served as its Chief Executive Officer since that time. He also serves as Chief Executive Officer of Preferred Environmental Services, Inc., an asbestos and lead abatement company founded in January 1991. Mr. Hartman currently is a member of the Fort Wayne Junior Achievement Board of Directors, the boards of the Indiana Chamber of Commerce and the Greater Fort Wayne Chamber of Commerce Foundation and a member of the Indiana Chapter of the Young President's Organization. Mr. Hartman is a native of Fort Wayne and has been involved in numerous other community organizations. He has been recognized in the Fort Wayne community and the state as an entrepreneur and small business person and was a delegate to The White House Conference on Small Business in 1995.

          KEVIN J. HIMMELHAVER is the Chief Financial Officer and Secretary of the Company and the Bank, positions he has held since October 1998 and November 1998, respectively. Mr. Himmelhaver has nearly 20 years of banking experience in the Fort Wayne area. From 1993 to 1998, Mr. Himmelhaver worked for Norwest Bank Indiana, N.A. and Norwest Bank Ohio, N.A. as Senior Vice President and Chief Financial Officer. His responsibilities included managing regional finance, properties and various operations groups, as well as strategic planning, acquisitions and asset and liability management. Mr. Himmelhaver also served as a director of Norwest Bank Indiana, N.A. and Norwest Bank Ohio, N.A. A native of Fort Wayne, Indiana, Mr. Himmelhaver is a board member of the Summit Club, a director and the Treasurer of Fort Wayne Aquatics, Inc., and a director of Leadership Fort Wayne.

          MICHAEL MIRRO, M.D., is a director of the Company and the Bank. Dr. Mirro has been a partner of Fort Wayne Cardiology since 1982 and has previously served on the group's governing board. In 1998, Fort Wayne Cardiology merged with a multi-specialty internal medicine group to form Indiana Medical Associates, LLC. Dr. Mirro served as founding board chairman during the merger. Indiana Medical Associates, LLC, is a group of 46 physicians providing health services to the entire Northeast Indiana Region. Dr. Mirro is a Fellow of the American College of Physicians, American College of Cardiology and American College of Chest Physicians. Recently, he served as President of the Fort Wayne/Allen County Medical Society. Dr. Mirro is a past member of the Indiana Medical Licensing Board. Dr. Mirro's civic interests include serving as the Chairman of the Greater Fort Wayne Chamber of Commerce and as the past Chairman of the Economic Development Council for that organization.

          DEBRA A. NIEZER is a director of the Company and the Bank. Ms. Niezer is the Vice President and Assistant Treasurer of AALCO Distributing Company, a beer distributor in Fort Wayne. She has held these positions since April 1995. From January 1989 to March 1995, Ms. Niezer served as Vice President and Employee Benefits Officer for NBD Bank Indiana in Fort Wayne. A native of Fort Wayne, Ms. Niezer is the past President of the Gamma Lambda Chapter of Kappa Kappa Kappa and is the Co-Chair of Bishop Dwenger High School Saints Alive! for 1999.

          WILLIAM G. NIEZER is a director of the Company and the Bank. Mr. Niezer is the President and Chief Executive Officer of Acordia of Indiana, Inc., an insurance broker, positions he has held since September 1997. Mr. Niezer previously served as President and Chief Executive Officer of Acordia of Northeast Indiana, Inc., an insurance broker and third-party administrator, from February 1995 to September 1997 and the Director of Property & Casualty Operations of Acordia of Northeast Indiana, Inc., from October 1994 to February 1995. Prior to that time, Mr. Niezer was the President of O'Rourke, Andrews & Maroney, Inc., a regional insurance broker, from May 1988 to October 1994. Mr. Niezer is the President of the Board of Trustees of the University of St. Francis, a member of the Allen County Plan Commission, and a board member of St. Joseph Community Health Foundation. Mr. Niezer is a native of Fort Wayne.

          MAURICE D. O'DANIEL is a director of the Company and the Bank. Mr. O'Daniel is the Chairman and Chief Executive Officer of O'Daniel Automotive, Inc., an automobile dealership with four locations in the Fort Wayne area. Mr. O'Daniel has served in these positions since July 1979. From 1975 to 1977, Mr. O'Daniel served on the board and loan committee of First Federal Savings & Loan Corporation in Evansville, Indiana, and in 1995 and 1996, he was Chairman of the Board of Northern Indiana Trust Corporation in Fort Wayne. He currently serves as a director of St. Joseph Community Health Foundation and is Chairman of the Junior Achievement Foundation and a member of the Greater Fort Wayne Chamber of Commerce Economic Development Council.

          LEONARD RIFKIN is a director of the Company and the Bank. Mr. Rifkin served as the Chief Executive Officer and President of OmniSource, Inc., from 1970 until 1996, when he was appointed Chairman and Chief Executive Officer, positions he currently holds. OmniSource is a scrap metal processing, trading and brokerage company that specializes in scrap management programs throughout the United States and Canada. Mr. Rifkin is also a director of Steel Dynamics, Inc., and Qualitech Steel Corporation. His civic involvement includes the Greater Fort Wayne Chamber of Commerce and the Fort Wayne Philharmonic.

          JOSEPH D. RUFFOLO is a director of the Company and the Bank. Since 1993, Mr. Ruffolo has been a member of Ruffolo Richard, LLC, a business investment firm located in Fort Wayne. Ruffolo Richard, LLC, specializes in management buy-outs, capital sourcing and acquisitions. From 1988 to 1993, Mr. Ruffolo served as Chief Executive Officer and President of North American Van Lines, a moving company. Mr. Ruffolo has resided in Fort Wayne since 1974, is a director of Parkview Health System, Inc., and is active with the Fort Wayne Museum of Art and the Greater Fort Wayne Chamber of Commerce.

          DONALD F. SCHENKEL is the President and Chief Executive Officer and a director of the Company and of the Bank, positions he has held since July 1998, and was elected the Chairman of the Board of the Company and the Bank in October 1998. Mr. Schenkel is a native of Fort Wayne and has nearly 30 years of experience in the banking industry. Most recently, Mr. Schenkel served as First Vice President of NBD Bank Indiana. From 1993 to 1998, he served in the capacities of Division Head of Retail Banking and Private Banking & Investments for NBD Bank Indiana. From 1990 to 1993, Mr. Schenkel served as Senior Vice President of INB National Bank, a regional bank that was acquired by NBD Bank, N.A., in 1993. His positions with INB National Bank included senior level responsibility for commercial lending, retail lending and branch administration. Mr. Schenkel serves as Chairman of the St. Joseph Community Health Foundation and is a member of the Board of Trustees of the University of St. Francis. He is also a board member of the Fort Wayne Zoological Society and Junior Achievement.

          LARRY L. SMITH is a director of the Company and the Bank. Mr. Smith has served since March 1993 as President and
Chief Executive Officer of Q.C. Onics, Inc., an automotive supplier based in Angola, Indiana. Prior to this time, Mr. Smith had a twenty-year career with Chrysler Corporation, where he held numerous management positions in product engineering, manufacturing and quality control. During his tenure as Chief Engineer of Vehicle Safety Management with Chrysler Corporation, he was appointed by the U.S. Secretary of Transportation to the National Highway Traffic Safety Administration's Research Board on Highway Safety. Mr. Smith previously served on the board and the Trust Committee of Summit Bank in Fort Wayne. He has been active in numerous civic and charitable organizations in the Fort Wayne area, such as the Greater Fort Wayne Chamber of Commerce, the Fort Wayne Urban League, Junior Achievement, the Fort Wayne Philharmonic and the Fort Wayne Corporate Council.

          J. RICHARD TOMKINSON is a director of the Company and the Bank. Mr. Tomkinson is the President and owner of Tomkinson Automotive Group. He has served in this position since 1979. Tomkinson Automotive Group operates two Fort Wayne area automobile dealerships. Mr. Tomkinson also is the President and co-owner of Lincoln Graphics, Inc., a Fort Wayne graphics design and reproduction company serving architects and construction companies in Northeast Indiana, and Vice President and co-owner of Gallatin Highlands Corporation, a Big Sky, Montana real estate development company. Mr. Tomkinson has been a member of the National Auto Dealers Association since 1977.

          IRENE A. WALTERS is a director of the Company and the Bank. Ms. Walters is the Director of University Relations and Communications at Indiana University-Purdue University Fort Wayne. Ms. Walters has held this position since 1995. Prior to that time, from 1990 to 1995, Ms. Walters was the Executive Director of the Fort Wayne Bicentennial Celebration Council. Ms. Walters has served in leadership positions in many civic and charitable projects and has served on numerous boards in the Fort Wayne area for over twenty-five years. In 1994, she received Indiana's highest civilian award, the Sagamore of the Wabash, and in 1995 was named Fort Wayne's Citizen of the Year by the Fort Wayne Journal-Gazette. She led Fort Wayne's award-winning All-America City delegation in 1998 and most recently was appointed Co-Chair of the City of Fort Wayne Millennium Celebration Commission.

          The Company's By-Laws provide that the number of directors of the Company shall be eighteen. This number is subject to change from time to time by a vote of 66 2/3 % of the Board of Directors without shareholder approval. There are four vacancies on the Board. Directors of the Company are divided into three classes with staggered three-year terms. The term of the first class will expire at the annual meeting of shareholders in 2000, and the terms of the second and third classes will expire at the annual meetings of shareholders in 2001 and 2002, respectively. The terms of the Company's directors will expire as follows:

    >2000 - Ms. Niezer and Messrs. Hartman, O'Daniel and Ruffolo;
    >2001 - Messrs. Mirro, Niezer, Rifkin and Smith; and
    >2002 - Messrs. Busse, Eshelman, Gouloff, Schenkel and
            Tomkinson and Ms. Walker.

           Mr. Rifkin is the first cousin of Ms. Walters' spouse.
Ms.  Niezer  is the sister-in-law of Mr. Niezer.   There  are  no
other  family  relationships   among  any  of  the  directors  or
executive officers of the Company.

COMPENSATION OF DIRECTORS

          In the first year of operation, no compensation is expected to be paid to any directors of the Company or the Bank for their services in such capacities, except for options to purchase shares of common stock under the Company's 1998 Stock Option and Incentive Plan. No such options were granted to directors in 1998. Depending on the structure and operation of the Company and the operations of the Bank and other factors, the Company and the Bank's boards of directors may thereafter determine that reasonable fees or compensation are appropriate. In that event, it is likely that directors of the Company and the Bank would receive compensation, such as meeting fees, which would be consistent with the compensation paid to directors of financial institution holding companies and banks of similar size.


ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table shows compensation paid to the Company's Chairman of the Board, President and Chief Executive Officer for the period from July 8, 1998 (inception) to December 31, 1998. No other executive officer of the Company received compensation exceeding $100,000 for such period.

                          ANNUAL COMPENSATION

                                                 Other Annual
NAME AND POSITION        SALARY        BONUS     COMPENSATION

Donald F. Schenkel,      $66,923     $100,000     $12,571 (1)
 Chairman of the Board,
 President and Chief
 Executive Officer
____________________

(1) Of this amount, $4,256 represents payment of a car allowance; $1,298 represents payment of health, dental and disability insurance premiums; $1,792 represents payment of life insurance premiums; and $5,225 represents payment of club dues.

           Mr. Schenkel and the other officers of the Company and the Bank may participate in the Company's 1998 Stock Option and Incentive Plan. Officers of the Bank may also participate in any benefit plans adopted for Bank employees generally. Pending the establishment of the Company's and the Bank's benefit plans for employees generally, the Company has purchased life insurance and disability insurance covering Messrs. Schenkel, Himmelhaver and Brown. The Bank expects to adopt a 401(k) plan for its employees.

EMPLOYMENT AGREEMENTS

          On December 1, 1998, the Company entered into employment agreements with Messrs. Schenkel, Himmelhaver and Brown, each for an initial term of three years with automatic one-year renewals. Each agreement provides that, if the executive's employment is terminated by the Company without cause, the Company will pay to the executive the aggregate amount of the salary he would be entitled to receive under the agreement for the balance of the employment term, provided that such payment will not be less than one year's salary at the then-effective rate being paid to the executive. The agreements prohibit the officers from competing with the Company during the periods of their employment and for an additional 24 months thereafter (12 months if their employment is terminated by the Company without cause).

          The agreements provide for initial annual salaries of $145,000, $105,000 and $115,000 for Messrs. Schenkel, Himmelhaver and Brown, respectively, each of which may be increased from time to time by the board of directors. Mr. Schenkel's agreement provides that he is eligible to qualify for an annual performance bonus equal to a minimum of 30% (and up to a maximum of 100%) of his annual salary upon compliance with goals set from time to time by the board of directors in its sole discretion. Mr. Himmelhaver's agreement entitles him to (a) a signing bonus of $20,000, payable no later than January 31, 1999, to compensate him for accrued benefits forfeited by him upon leaving his previous employer to accept his positions with the Company and
(b) an incentive bonus payment of $10,000 payable within 30 days after the Bank commences business. Mr. Brown's agreement entitles him to an incentive bonus payment of $25,000 payable within 30 days after the Bank commences business. No bonuses were paid by the Company to Mr. Himmelhaver or Mr. Brown during 1998.

1998 STOCK OPTION AND INCENTIVE PLAN

          On December 14, 1998, the board of directors and the sole stockholder of the Company adopted, and on January 21, 1999, the board of directors and the sole stockholder amended, the 1998 Stock Option and Incentive Plan (the "1998 Stock Option Plan"). Under the 1998 Stock Option Plan, the Company may award stock options and performance shares to employees and directors of the Company. The aggregate number of shares of common stock that may be awarded under the 1998 Stock Option Plan is 310,000, subject to adjustment in certain events. No individual participant may receive awards for more than 75,000 shares in any calendar year.

          The 1998 Stock Option Plan is administered by the Compensation Committee. Subject to the terms of the 1998 Stock Option Plan, the Compensation Committee will have the sole discretion and authority to select those persons to whom awards will be made, to designate the number of shares to be covered by each award, to establish vesting schedules, to specify all other terms of the awards (subject to certain restrictions) and to interpret the 1998 Stock Option Plan.

          With respect to stock options under the 1998 Stock Option Plan that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the option price must be at least 100% (or, in the case of a holder of more than 10% of the common stock, 110%) of the fair market value of a share of common stock on the date of the grant of the stock option. The Compensation Committee will establish, at the time the options are granted, the exercise price of options that do not qualify as incentive stock options ("non-qualified stock options"), which may not be less than 100% of the fair market value of a share of common stock on the date of grant. No incentive stock option granted under the 1998 Stock Option Plan may be exercised more than ten years (or, in the case of a holder of more than 10% of the common stock, five years) from the date of grant or such shorter period as the Compensation Committee may determine at the time of the grant. Non-qualified stock options may be exercised during such period as the Compensation Committee determines at the time of grant, which period may not be more than ten years from the date of grant. Under the 1998 Stock Option Plan, the Compensation Committee may also make awards of performance shares, in which case the grantee would be granted shares of common stock, subject to the Company's satisfaction of performance goals determined by the Compensation Committee.



ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND
          MANAGEMENT.

          At December 31, 1998, the Company had issued only one share of common stock. The following table presents information regarding the beneficial ownership of the Company's common stock as of March 1, 1999 by (i) each person, if any, who beneficially owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each of the Company's executive officers and (iv) all current directors and executive officers of the Company as a group.

  Name and Address               Number of Shares   Percent
                               Beneficially Owned  of Class(2)
                                      (1)(3)

Curtis A. Brown                        7,500           *
7626 Lissa Court
Fort Wayne, Indiana 46804

Keith E. Busse                        20,000           *
4500 County Road 59
Butler, Indiana 46721

Peter T. Eshelman                     10,000           *
142 North Main Street
Roanoke, Indiana 46783

Michael S. Gouloff                    10,000           *
111 East Wayne Street
Fort Wayne, Indiana 46802

Craig S. Hartman (4)                  57,500         2.27%
4031 Transportation Drive
Fort Wayne, Indiana 46818

Kevin J. Himmelhaver                   3,000           *
9119 Bradenton Road
Fort Wayne, Indiana 46835

Michael Mirro, M.D.                   13,000           *
1819 Carew Street
Fort Wayne, Indiana 46805

Debra A. Niezer                        2,000           *
12515 Chapelwood Place
Fort Wayne, Indiana  46845

William G. Niezer                     10,000           *
1721 Magnavox Way
Fort Wayne, Indiana  46801

Maurice D. O'Daniel                   20,000           *
5611 Illinois Road
Fort Wayne, Indiana  46801

Leonard Rifkin                        30,000         1.19%
1610 North Calhoun Street
Fort Wayne, Indiana 46802

Joseph D. Ruffolo (5)                 13,600           *
200 East Main Street
Fort Wayne, Indiana 46802

Donald F. Schenkel                    15,200           *
10710 Country Wood Trail
Fort Wayne, Indiana 46845

Larry L. Smith                         5,000           *
1410 Wohlert Street
Angola, Indiana 46703

J. Richard Tomkinson                  10,400           *
4140 Coldwater Road
Fort Wayne, Indiana 46825

Irene A. Walters                      10,000           *
2101 East Coliseum Boulevard
Fort Wayne, Indiana 46805

Directors and executive officers of  237,200         9.37%
the Company as a group (16 persons)

_______________

*Less than one percent.

(1) Some or all of the common stock listed may be held jointly with, or for the benefit of, spouses and children of, or various trusts established by, the person indicated.

(2) The percentages shown are based on the 2,530,000 shares outstanding plus for each person or group the number of shares that person or group has the right to acquire within 60 days pursuant to options granted under the 1998 Stock Option Plan.

(3) Does not include options to purchase shares that have been issued under the 1998 Stock Option Plan but are not exercisable within 60 days.

(4) The number of shares shown for Mr. Hartman includes 7,500 shares that he has the option to acquire effective as of January 29, 1999 (the completion of the initial public offering) under a stock option granted to him on January 4, 1999 under the Stock Option Plan.

(5) The number of shares shown for Mr. Ruffolo includes 2,500 shares that he has the option to acquire effective as of January 29, 1999 (the completion of the initial public offering) under a stock option granted to him on January 4, 1999 under the Stock Option Plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Since its inception, the Company has engaged in transactions with entities controlled by its directors and their affiliates. Management believes that each of these transactions was on terms no less favorable to the Company than those that could be obtained from an unaffiliated third party. The Company anticipates that it will continue to engage in certain of these transactions if economically advantageous to the Company. Future related party transactions will be subject to the review and approval of the Company's Audit Committee, which is composed exclusively of outside directors, and such transactions will be on terms no less favorable to the Company than those that could be obtained from an unaffiliated third party.

LOANS FROM DIRECTORS

          During 1998, each of the current directors of the Company, as well as former directors, made a loan to the Company to fund start-up expenses. These loans totaled $760,000 at December 31, 1998. Each loan was evidenced by a promissory note payable to the director, which was non-interest bearing and due on or before March 31, 1999. The Company repaid the notes promptly following the completion of its initial public offering on January 29, 1999.

LEASE OF HEADQUARTERS BUILDING

          The Company leases its headquarters facility, which contains the only location of the Bank, from Tippmann Properties, Inc., agent for a former director. The lease is a ten-year lease commencing on January 1, 1999, with annual rental payments of $9.75 per square foot for the first two years of the lease and fixed increases at the rate of $1.25 per square foot every two years thereafter, ending at $14.75 per square foot for the last two years of the lease. The lease provides for one renewal of ten years at then prevailing market rates. The Company believes that this lease is on terms at least as favorable as could be obtained from an unaffiliated third party. The Company paid Tippmann Properties, Inc., $5,900 under an interim lease for temporary office space during fiscal year 1998.

CONSULTING SERVICES

          Director Joseph Ruffolo and one of his affiliates provided consulting services to the Company during fiscal year 1998 relating to the establishment of the Company and the Bank. Those services included market analysis, director sourcing, and the development and generation of information disclosed in the applications to the federal and state banking regulatory authorities. As compensation for these services, on January 4, 1999, the Company granted Mr. Ruffolo options to purchase 2,500 shares of common stock at an exercise price equal to the initial offering price of the Company's common stock, which was $10. The options became exercisable upon the closing of the offering and expire ten years from the date of grant.

          Director Craig Hartman provided services to the Company to assist in its formation. These services included the identification of potential investors and directors and consulting services with respect to the viability of establishing a locally-owned bank and with respect to the identity of professional advisors to the Company, including the engagement of the managing underwriters of its initial public offering. As compensation for these services, on January 4, 1999, the Company granted Mr. Hartman options to purchase 7,500 shares of common stock at an exercise price equal to the initial offering price of the Company's common stock, which was $10. The options became exercisable upon the closing of the offering and expire ten years from the date of grant.

INSURANCE

          The Company has obtained key man life, director and officer liability, property, liability, automobile and worker's compensation insurance through Acordia of Indiana, Inc., an insurance broker whose President and Chief Executive Officer is director William Niezer. The Company paid a commission to Acordia of Indiana, Inc., of $1,390, in 1998.

OTHER

          During fiscal year 1998, the Company agreed to pay approximately $6,250 to GKG Designs, an interior design firm owned by Gretchen Gouloff, spouse of director Michael Gouloff, for interior design services. Additionally, the Company leased a car from O'Daniel Automotive, Inc., a car dealership owned by director Maurice O'Daniel, for two years with a lease payment of $605 per month and paid $4,256 on the car lease during fiscal year 1998. The Company also purchased a computer from Preferred, Inc., an affiliate of director Craig Hartman, for $1,600. The purchase price was determined by the parties based on the estimated value of the computer.

BANKING TRANSACTIONS

          The Company anticipates that the directors and officers of the Company and the Bank and the companies with which they are associated will have banking and other transactions with the Company and the Bank in the ordinary course of business. Any loans and commitments to lend to such affiliated persons or entities will be made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties of similar creditworthiness, and will not involve more than normal risk or present other unfavorable features to the Company and the Bank. Transactions between the Company or the Bank, on one hand, and any officer, director, principal shareholder, or other affiliate of the Company or the Bank, on the other hand, will be on terms no less favorable to the Company or the Bank than could be obtained on an arm's-length basis from unaffiliated third parties.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page S-3, which immediately precedes such exhibits, and is incorporated herein by reference.

          (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TOWER FINANCIAL CORPORATION

                             BY:      /S/ DONALD F. SCHENKEL
Dated: March 31, 1999                 DONALD F. SCHENKEL
                                 CHAIRMAN OF THE BOARD,
                                  PRESIDENT AND CHIEF
                                  EXECUTIVE OFFICER


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                      DATE
/S/ DONALD F. SCHENKEL             Chairman of the Board,        March 31, 1999
Donald F. Schenkel                 President, Chief Executive
                                   Officer and  Director
                                   (Principal Executive Officer)

/S/ KEVIN J. HIMMELHAVER           Chief Financial Officer       March 31, 1999
Kevin J. Himmelhaver               (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)

/S/ KEITH E. BUSSE                 Director                      March 31, 1999
Keith E. Busse

/S/ PETER T. ESHELMAN              Director                      March 31, 1999
Peter T. Eshelman

/S/ MICHAEL S. GOULOFF             Director                      March 31, 1999
Michael S. Gouloff

/S/ CRAIG S. HARTMAN               Director                      March 31, 1999
Craig S. Hartman

/S/ MICHAEL MIRRO, M.D.            Director                      March 31, 1999
Michael Mirro, M.D.

/S/ DEBRA A. NIEZER                Director                      March 31, 1999
Debra A. Niezer

/S/ WILLIAM G. NIEZER              Director                      March 31, 1999
William G. Niezer

                                   Director
Maurice D. O'Daniel

                                   Director
Leonard Rifkin

/S/ JOSEPH D. RUFFOLO              Director                      March 31, 1999
Joseph D. Ruffolo

/S/ LARRY L. SMITH                 Director                      March 31, 1999
Larry L. Smith

/S/ J. RICHARD TOMKINSON           Director                      March 31, 1999
J. Richard Tomkinson

/S/ IRENE A. WALTERS               Director                      March 31, 1999
Irene A. Walters

                       INDEX TO EXHIBITS

    EXHIBIT                                  Description                   PAGE NO. IN THIS
      No.                                                                       Filing
      3.1       (1) Restated Articles of Incorporation of the Registrant
      3.2       (1) By-laws of the Registrant
     10.1       (1) Lease Agreement dated October 6, 1998 between the
                        Registrant and Tippmann Properties, Inc.
     10.2       (1) Electronic Data Processing Services Contract dated
                        October 1, 1998 between the Registrant and
                        Rurbanc Data Services, Inc.
     10.3*      (1) 1998 Stock Option and Incentive Plan
     10.4*      (1) Employment Agreement dated December 1, 1998 between the
                         Registrant and Donald F. Schenkel
     10.5*      (1) Employment Agreement dated December 1, 1998 between the
                         Registrant and Kevin J. Himmelhaver
     10.6*      (1) Employment Agreement dated December 1, 1998 between the
                         Registrant and Curtis A. Brown
      21       Subsidiaries of the Company
      27       Financial Data Schedule

_______________
          * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-B.

          (1)  The copy of this exhibit filed as the same exhibit
               number  to the Company's Registration Statement on
               Form  SB-2   (Registration   No.   333-67235)   is
               incorporated herein by reference.