Form 10QSB
period 1999-03-31
TOWER FINANCIAL CORP
filed 1999-05-17
CIK 1072847

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-QSB


(Mark One)

[X]  QUARTERLY   REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999


[   ]     TRANSITION   REPORT   PURSUANT  TO  13  OR 15(d) OF THE
          SECURITIES  EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________
     Commission file number 000-25287


                  TOWER FINANCIAL CORPORATION


   (Exact name of small business issuer as specified in its charter)


          INDIANA                                 35-2051170


(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


       116 East Berry Street, Fort Wayne, Indiana  46802


           (Address of principal executive offices)


                        (219) 427-7000


                  (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,530,000 shares of common stock outstanding as of April
30, 1999


     Transitional Small Business Disclosure Format
                   Yes [   ]      No [X]

                PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31, 1999                 December 31,
                                                                                    1998
                                                    (unaudited)
ASSETS
Cash                                                      $468,801          $  5,704
Interest bearing deposits                               13,091,566           208,216
Federal funds sold                                       6,786,238
  Total cash and cash equivalents                       20,346,605           213,920
Securities available for sale, at fair value             5,441,500
Loans                                                   11,392,481
Allowance for loan losses                                  (90,000)
  Net loans                                             11,302,481
Premises and equipment, net                                543,086            57,696
Other assets                                                62,028           124,960
  Total assets                                         $37,695,700          $396,576
LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Liabilities:
Noninterest bearing                                     $3,831,491              $
Interest bearing                                        11,168,365
  Total deposits                                        14,999,856
Accrued expenses and other liabilities                     314,704           110,000
Related party notes payable                                                  760,000
     Total liabilities                                  15,314,560           870,000
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, no par value, 4,000,000
shares authorized; no shares issued and
outstanding
Common stock, no par value, 6,000,000 shares             2,530,000                10
authorized;
  2,530,000 shares issued and
  outstanding at March 31, 1999, and
  1 share issued and outstanding at
  December 31, 1998
Additional paid-in capital                              20,943,770
Accumulated deficit                                     (1,092,544)         (473,434)
Accumulated other comprehensive income                         (86)
  Total stockholders' equity                            22,381,140          (473,424)
  (deficit)
  Total liabilities and                                $37,695,700          $396,576
  stockholders' equity (deficit)
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                                Three Months
                                                                    ended
                                                               March 31, 1999
                                                                (unaudited)
Interest income:
  Loans, including fees                                        $    40,083
  Securities                                                        36,706
  Interest bearing deposits with banks                             156,878
     Total interest income                                         233,667
Interest expense on deposits                                        33,709
Net interest income                                                199,958
Provision for loan losses                                           90,000
Net interest income after provision for loan losses                109,958
Noninterest income                                                   6,170
Noninterest expense
  Salaries and benefits                                            426,324
  Occupancy and equipment                                           59,595
  Office supply expense                                             40,541
  Legal and professional expense                                   118,231
  Other expense                                                     90,547
Total noninterest expense                                          735,238
Loss before provision for income taxes                            (619,110)
Provision for income taxes
Net loss                                                        $ (619,110)
Basic and diluted loss per share                                $    (0.35)
Weighted average shares outstanding                              1,775,889
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                                                               Three Months
                                                                   ended
                                                              March 31, 1999
                                                                (unaudited)
Net loss, as reported                                           $ (619,110)
Unrealized depreciation on securities, net of taxes                    (86)
Comprehensive income                                            $ (619,196)
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
CONSOLIDATED  CONDENSED  STATEMENT  OF  CHANGES  IN STOCKHOLDERS'
EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(unaudited)

                          Preferred  Common      Addi-     Accumu-   Net Unrea-        Total
                                                tional       lated     lized
                             Stock    Stock     Paid in     Deficit  Deprecia-
                                                            Capital   tion on
                                                                    Securities
Balance, January 1, 1999 $            $       10   $            $ (473,434)  $      $  (473,424)
Issuance of common                     2,530,000    20,943,770                       23,473,770
   stock, net of
   underwriters' fee and
   offering costs
Retirement of common stock                   (10)                                           (10)
Net unrealized                                                                 (86)         (86)
   depreciation on
   securities
Net loss                                                          (619,110)            (619,110)
Balance, March 31, 1999  $            $2,530,000   $20,943,770 $(1,092,544)   $(86) $22,381,140
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                Three Months
                                                                   ended
                                                               March 31, 1999
                                                                 (unaudited)
Cash flows from operating activities:
  Net loss                                                                        $ (619,110)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    13,649
     Provision for loan losses                                                        90,000
     Decrease in accrued interest receivable and other assets                         62,933
     Increase in accrued interest payable and other liabilities                      204,703
          Net cash used in operating activities                                     (247,825)
Cash flows from investing activities:
  Net increase in loans                                                          (11,392,481)
  Purchase of securities available for sale                                       (5,441,586)
  Purchase of equipment and leasehold expenditures                                  (499,039)
     Net cash used in investing activities                                       (17,333,106)
Cash flows from financing activities:
  Net increase in deposits                                                        14,999,856
  Gross proceeds from issuance of common stock                                    25,300,000
  Payment of underwriters' fee and offering costs                                 (1,826,230)
  Retirement of common stock                                                             (10)
  Repayment of related party notes payable                                          (760,000)
     Net cash provided from financing activities                                  37,713,616
Net increase in cash and cash equivalents                                         20,132,685
Cash and cash equivalents, beginning of period                                       213,920
Cash and cash equivalents, end of period                                         $20,346,605
THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   A. ORGANIZATION: Tower Financial Corporation ("Tower Financial") was incorporated on July 8, 1998. Tower Financial's wholly owned subsidiary, Tower Bank & Trust Company ("Tower Bank") opened on February 19, 1999, after receiving federal and state bank regulatory approvals to commence banking operations. Until February 19, 1999, Tower Financial was in the development stage and its activities were limited to the organization of Tower Bank as well as the completion of its initial public stock offering.

   B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the financial statements. In the opinion of management, Tower Financial's consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 1999 and December 31, 1998, and consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 1999. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for future interim periods or the full year ended December 31, 1999. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the period from July 8, 1998 (date of inception) through December 31, 1998, and related notes included in Tower Financial's Annual Report on Form 10-KSB for the period ended December 31, 1998.

   C. PRINCIPALS OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of Tower Financial and Tower Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

   D. COMPARATIVE DATA: Comparable statements of income, stockholders' equity and cash flows for the three months ended March 31, 1998 have not been presented since Tower Financial had not been incorporated and did not have operations during that period.

2.      INITIAL PUBLIC OFFERING:

   On January 29, 1999, Tower Financial completed an initial public offering of its common stock during which 2,200,000 shares were sold at $10.00 per share. On February 12, 1999, Tower Financial completed the sale of 330,000 common shares included in the underwriters' over-allotment option at $10.00 per share. Total proceeds from the offering were $25,300,000 less underwriters' fees and offering expenses of $1,826,230, for net proceeds of $23,473,770. Tower Financial used $15,000,000 of the net proceeds from the stock offering to provide the initial capitalization of Tower Bank in February 1999.

3.      NOTES PAYABLE TO RELATED PARTIES:

   Noninterest bearing notes payable in the amount of $760,000 were outstanding to current and former members of the Board of Directors of Tower Financial at December 31, 1998. The notes were paid during the first quarter of 1999 from proceeds received from the public offering.

4.      EARNINGS PER SHARE:

   Earnings per share is computed based on the weighted average number of shares outstanding during the entire quarter of 1,775,889. If the weighted average number of shares outstanding subsequent to the closing of the initial public offering of common stock and commencement of operations of Tower Bank through March 31, 1999, had been used in the calculation, the resulting loss per share would have been $.24.

   All stock options granted through March 31, 1999, had an anti-dilutive effect on earnings per share.

5.      INCOME TAXES:

   At March 31, 1999, Tower Financial had net operating loss carryforwards of approximately $1,092,544. No deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately $437,017 to zero.

6.      STOCK OPTION PLAN:

   On December 14, 1998, and subsequently amended on January 21, 1999, the stockholder and Board of Directors adopted the 1998 Stock Option and Incentive Plan (the "Plan") for officers, employees and directors. The maximum number of shares, which may be issued under the Plan, may not exceed 310,000 and will include both incentive stock options and non-qualified options. The exercise price for incentive stock options will not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder where the option price will not be less than 110% of fair market value. The exercise price for non-qualified stock options will not be less than the fair market value at the time of grant. The duration of each option may not exceed ten years from the date of grant.

   At  March  31,  1999,  options  for 290,440 shares  have  been
   granted to certain officers, employees,  and  directors.   The
   options were granted at the market price on the dates of grant in a range from $9.875 to $10.1875 per share.


Item 2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF
             OPERATIONS

OVERVIEW

   Tower Financial was formed in July 1998 to be the bank holding company for Tower Bank. Tower Financial was in a development stage until Tower Bank commenced operations on February 19, 1999. Tower Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. Tower Bank is also a member of the Federal Reserve System. Tower Bank provides a full range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs.

   Since its organization, Tower Financial's principal activities have related to the organization of Tower Bank and the conducting of Tower Financial's initial public offering. Tower Financial funded its start-up and organizational costs through loans from directors in an aggregate amount of $760,000, which loans were repaid upon completion of the public offering. Total proceeds to Tower Financial from the initial public offering were $22,713,770 (net of offering expenses, underwriters discounts and repayment of director loans), of which $15,000,000 was used to capitalize Tower Bank.

   The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of Tower Financial as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999. This discussion should be read in conjunction with Tower Financial's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report. Since principal banking operations commenced on February 19, 1999, a comparison of the March 31, 1999 results (when Tower Bank was operating) to those of March 31, 1998 (prior to formation of Tower Financial) is not meaningful.


FINANCIAL CONDITION

   Total assets of Tower Financial were $37,695,700 at March 31, 1999 compared to its development stage assets at December 31, 1998 of $396,576. The significant increase in assets was primarily attributable to the inflow of funds from the initial public offering ("IPO") and the deposit growth from the commencement of bank operations. As Tower Bank is in its initial year of operations, Tower Financial anticipates that assets will continue to increase significantly.

   Cash and cash equivalents, which include federal funds sold, increased by $20,132,685 to $20,346,605 at March 31, 1999 from
$213,920 at December 31, 1998. Securities available for sale were $5,441,500 at the end of the first quarter of 1999. There were no securities owned by Tower Financial at December 31, 1998. The significant increase was again the result of the inflow of funds from the IPO and the investment of customer deposits after commencement of Tower Bank's operations.

   Total loans were $11,392,481 at March 31, 1999 as significant growth also occurred in this category. There were no loans recorded at December 31, 1998. The loan growth occurred as a result of the commencement of bank operations and was attributable mainly to the commercial and small business sector.

   The allowance for loan losses at March 31, 1999 was $90,000. This represented .8% of total loans outstanding. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional
provisions  of  the  allowance  will  not  be  required.    Tower
Financial had not experienced any loan losses as of March 31, 1999.

   Premises and equipment increased by $485,390 during the first three months of 1999. The increase resulted from the purchase of computer and communications equipment and software, as well as expenditures for leasehold improvements to Tower Financial's office space to begin bank operations.

   Other assets decreased by $62,932 during the first quarter of 1999 as deferred offering costs recorded at December 31, 1998 of $124,960 were netted against the proceeds from the IPO, and this decrease was offset by $62,028 of interest accrued on earning assets.

   Total deposits increased sharply when the bank commenced operations and were $14,999,856 at March 31, 1999. There were no deposits recorded at December 31, 1998. At March 31, 1999, noninterest-bearing deposit balances were $3,831,491 while interest-bearing deposit balances were $11,168,365.

   Accrued expenses and other liabilities increased by $204,704 from $110,000 at December 31, 1998. This increase was mainly attributable to accrued start-up costs. Additionally, Tower Financial repaid the $760,000 of related party notes that were recorded at December 31, 1998, concurrently with the closing of the IPO.

   At the completion of its IPO, Tower Financial issued 2,530,000 shares of common stock and redeemed the one share of common stock outstanding at December 31, 1998. The net proceeds from the sale of common stock in the IPO were $23,473,770 after deducting offering expenses and underwriters' discounts; $20,943,770 of the net proceeds were recorded as additional paid-in capital. The accumulated deficit increased during the first quarter of 1999 from $473,424 at December 31, 1998 to $1,092,544 at March 31,
1999.   See "Results of Operations."


RESULTS OF OPERATIONS

   While Tower Financial was formed in July 1998; its wholly-owned subsidiary, Tower Bank did not commence operations until February 1999. Accordingly, results for the three-month period ended March 31, 1999, reflect a mix of start-up costs and operating results. Tower Financial reported a net loss for the three-month period ended March 31, 1999, in the amount of $619,110. At March 31, 1999, Tower Financial had an accumulated deficit of $1,092,544. The accumulated deficit and net loss are mainly reflective of organizational and start-up costs incurred during the development stage of Tower Financial from July 1998 to February 1999, including salaries paid to employees and expenses incurred in applying for and obtaining regulatory approvals. Management believes that Tower Financial will generate a net loss for the year ended December 31, 1999 as a result of these expenditures and as Tower Bank continues to build its loan portfolio. Management believes that the expenditures made in 1998 and 1999 have created the infrastructure to achieve future growth and profitability.

   Loss per share for the three-month period ended March 31, 1999, was $.35, which amount is $.11 greater than the $.24 loss per share previously reported in Tower Financial's news release concerning the first quarter results for 1999. See Note 4 - "Earnings Per Share" to the financial statements.

   Interest income for the three-month period ended March 31, 1999, was $233,667 while interest expense was $33,709, resulting in net interest income of $199,958 and a net interest margin of 4.61%. A loan loss provision was recorded in the amount of $90,000. As Tower Financial had no loan loss experience in the first quarter of 1999, the provision was established based upon peer industry data for comparable commercial banks and adjusted to reflect the start-up nature of the loan portfolio.

   Noninterest income was $6,170 while noninterest expense was $735,238. The main components of noninterest expense during the first quarter of 1999 were salaries and benefits in the amount of $426,324, occupancy and equipment in the amount of $59,595, and legal and professional expenses in the amount of $118,231. These costs were primarily the result of organizational and start-up activities.


LIQUIDITY AND CAPITAL RESOURCES

   In its IPO, Tower Financial raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,473,770. Tower Financial contributed $15,000,000 of the net proceeds from the offering to Tower Bank. Based upon pre-opening growth projections and deposit levels achieved during the first weeks of operations, management believes that Tower Financial is likely to have adequate funds to meet its capital requirements and the capital requirements of Tower Bank for at least twelve months.


YEAR 2000 COMPLIANCE

   THE YEAR 2000 PROBLEM. The "Year 2000" problem arose because many existing computer systems use only the last two digits to refer to the year. Therefore, these computer programs do not properly recognize a year that begins with a year "20" instead of the familiar "19." If not corrected, many computer applications and other technology-based systems could fail or create erroneous results.

   TOWER FINANCIAL'S STATE OF READINESS. Tower Financial is in the process of assessing the impact of the arrival of the year 2000 on its computerized information systems and other electronic equipment. Tower Financial's main data processing vendor has represented to Tower Financial that it will be Year 2000 ready or compliant by June 30, 1999, and has provided updates on its progress to Tower Financial. In addition, Tower Financial has begun an internal evaluation of equipment and vendor supply products to assess its Year 2000 readiness in the areas of processing services and reports, electronic banking services, correspondent services and communications systems. Other systems which Tower Financial plans to assess include security systems, HVAC systems and local utility services. Tower Financial has appointed one of its senior officers to oversee the Year 2000 process and to inform its board of directors on a regular basis of the progress being made. Tower Financial intends to complete this assessment by June 30, 1999. Tower Financial is also developing a contingency plan to address Year 2000 problems that may occur after December 31, 1999, and expects to complete the plan by June 30, 1999.

   Tower Bank requires general assurances from commercial borrowers as to their Year 2000 readiness as part of the loan application and review process. Additionally, Tower Bank plans to use the following steps to minimize Year 2000 risks: (1) internal communications to keep employees knowledgeable and updated on Year 2000 readiness; (2) written communications to all loan applicants to notify them of Tower Bank's Year 2000 readiness efforts; (3) questionnaires to be completed by all significant commercial borrowers to apprise them of possible Year 2000 issues applicable to them; and (4) continued dialogue with loan clients during 1999 to review Year 2000 readiness.

   Because it is starting with new equipment, Tower Financial does not expect to incur large operating expenses to modify its systems to be Year 2000 ready. Costs to Tower Financial related to Year 2000 readiness are estimated to be less than $25,000.
These costs may include testing of equipment and software programs, equipment upgrades and customer education. It is difficult to predict such costs, and additional funds may be needed. The failure of Tower Financial, its vendors or its customers to successfully address Year 2000 issues could interfere with Tower Financial's ability to operate its business and could have an adverse effect on its financial condition and results of operation.


FORWARD-LOOKING STATEMENTS

   The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon Tower Financial or Tower Bank. There can be no assurance that future developments affecting Tower Financial or Tower Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

   <circle>Tower Financial's status as a start-up company with no significant operating history;
   <circle>Tower  Financial's  expectation  of significant losses for at least the first two years of operations;
   <circle>the  effect of extensive banking regulation  on  Tower
        Bank's ability to grow and compete;
   <circle>the effect of changes in federal economic and monetary policies on Tower Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
   <circle>the  competitive  disadvantage  resulting  from  Tower
        Financial's  status  as   a   highly-regulated,  start-up
        company;
   <circle>Tower  Financial's  dependence   on   key   management
        personnel;
   <circle>the  increased  risk  of  losses  due to loan defaults caused by Tower Bank's commercial loan concentration;
   <circle>Tower  Financial's  dependence  on  a favorable  local economy in Tower Bank's primary service area;
   <circle>Tower  Bank's  dependence on net interest  spread  for profitability; and
   <circle>Tower  Bank's ability  to  implement  developments  in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by Tower Financial with the Securities and Exchange Commission. Tower Financial undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.


                 PART II.   OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

   Tower Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither Tower Financial nor Tower Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operation or financial position of Tower Financial or Tower Bank.


Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

   The following information is furnished as to securities of Tower Financial sold during the quarter ended March 31, 1999 that were not registered under the Securities Act of 1933, as amended.

   <circle>On  January  4, 1999, Tower  Financial's  Compensation
        Committee granted options to certain officers and directors under the 1998 Stock Option and Incentive Plan (the "Plan") for an aggregate of 90,000 shares of common stock, effective at the closing date of the IPO, at an exercise price equal to the IPO price ($10.00 per share). Each of these options has a term of ten years. Of these option grants, non-qualified stock options to purchase a total of 10,000 shares were granted to two directors as compensation for consulting services provided to Tower Financial. These non-qualified stock options vested upon the closing of the IPO. Incentive stock options to purchase a total of 80,000 shares were granted to certain executive officers as compensation for services rendered in their capacities as officers of Tower Financial and Tower Bank. These incentive stock options vest in four annual increments of 25% of the total number of shares included in the stock option, commencing on January 29, 2000.

   <circle>On  January  29,  1999, Tower Financial's Compensation
        Committee granted non-qualified options under the Plan to purchase an aggregate of 150,000 shares to the directors of Tower Financial concurrently with the closing of the IPO. These options were granted on a pro rata basis based upon the number of shares of common stock purchased in the offering by the directors. Each of these options has an exercise price equal to the IPO price ($10.00 per share) and a term of ten years. These options vest in increments of one-third of the total number of shares included in the stock option six months, one year and two years after January 29, 1999.

   <circle>On  February 15, 1999, Tower Financial's  Compensation
        Committee granted incentive stock options under the Plan to purchase an aggregate of 44,440 shares to certain employees of Tower Financial and Tower Bank. Each of these options has an exercise price equal to the market value (as defined in the Plan) of one share of Tower Financial's common stock on February 15, 1999 ($10.1875 per share) and a term of ten years. These options vest in four annual increments of 25% of the total number of shares included in the stock option, commencing on February 15, 2000.

   <circle>On  March  15,  1999,  Tower Financial's  Compensation
        Committee granted incentive stock options under the Plan to purchase an aggregate of 6,000 shares to certain employees of Tower Financial and Tower Bank. Each of these options has an exercise price equal to the market value (as defined in the Plan) of one share of Tower Financial's common stock on March 15, 1999 ($9.875 per share) and a term of ten years. These options vest in four annual increments of 25% of the total number of shares included in the stock option, commencing on March 15, 2000.

The transactions described above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Tower Financial filed its Registration Statement on Form S-8 on April 1, 1999 for the purpose of registering under the Securities Act 310,000 shares of Tower Financial's common stock issuable pursuant to the Plan.

USE OF PROCEEDS

   Tower Financial's Registration Statement on Form SB-2 (File No. 333-67235), registering 2,300,000 shares of common stock for sale to the public, was declared effective on January 26, 1999. Tower Financial filed its Registration Statement on Form SB-2 (File No. 333-71219) on January 26, 1999, registering an additional 230,000 shares pursuant to Rule 462(b) under the Securities Act. Of the aggregate 2,530,000 shares registered with the Securities and Exchange Commission, all of the shares were sold in a firm commitment underwriting. The closing for the 2,200,000 firm shares included in the offering occurred on January 29, 1999, and the closing for the 330,000 shares included in the underwriters' overallotment option occurred on February 12, 1999. The managing underwriters for the offering were Roney Capital Markets, a division of First Chicago Capital Markets, Inc., and McDonald Investments, Inc. The shares were sold to the public at a price of $10.00 per share for an aggregate offering price of 25,300,000.

   After   the   underwriters'  discount  of  $1,581,250,   Tower
Financial received proceeds aggregating $23,718,750 before expenses of the offering. Through March 31, 1999, the aggregate amount of expenses incurred for Tower Financial's account in connection with the issuance and distribution of its common stock was $244,980. Accordingly, the total expenses incurred for the offering through March 31, 1999, including underwriters' discount, was $1,826,230.

   The net offering  proceeds to Tower Financial, after deducting
the   underwriters'   discount   and   offering   expenses,   was
$23,473,770. As of March 31, 1999, the net offering proceeds received by Tower Financial have been applied as follows:

   <circle>$760,000 was applied to repay loans that had been made by directors and former directors of Tower Financial to cover organizational and other pre-opening expenses.

   <circle>$15,000,000   was   contributed   to   Tower  Bank  by
        purchasing all of its issued and outstanding common stock. Tower Bank applied approximately $96,000 of this amount for leasehold improvements and related architectural and engineering services and approximately $460,000 to purchase furniture, equipment and other assets necessary for operations. Of the remaining $14,444,000 received by Tower Bank from Tower Financial, Tower Bank retained approximately $470,000 for working capital and used the remaining funds, along with increases in deposits, to make new loans to customers and to purchase interest-bearing bank deposits and investment securities.

   The balance of the net offering proceeds, approximately $7,700,000, has been invested in demand and interest-bearing deposits with banks and will be retained by Tower Financial as working capital for general corporate purposes and to pay operating expenses, as well as for possible future capital contributions to Tower Bank.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   By written consent dated January 4, 1999, Tower Financial's sole shareholder re-elected all of Tower Financial's fourteen directors for the respective terms outlined in Tower Financial's Registration Statement on Form SB-2 (Registration No. 333-67235). By written consent dated January 21, 1999, Tower Financial's sole shareholder approved an amendment to the 1998 Stock Option and Incentive Plan. The amended 1998 Stock Option and Incentive Plan was filed as an exhibit to Amendment No. 2 to Tower Financial's Registration Statement on Form SB-2 (Registration No. 333-67235). No other matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        (27) Financial Data Schedule

   (b)  No reports on Form 8-K were filed during the quarter.

                          SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TOWER FINANCIAL CORPORATION


Dated:  May 14, 1999             /S/ DONALD F. SCHENKEL
                            Donald F. Schenkel, Chairman  of  the
                            Board,  President and Chief Executive
                            Officer

Dated:  May 14, 1999             /S/ KEVIN J. HIMMELHAVER
                            Kevin J. Himmelhaver, Chief Financial
                            Officer