Form 10QSB
period 1999-06-30
TOWER FINANCIAL CORP
filed 1999-08-12
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

[   ]    TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from             to
                                       -------------  -------------
         Commission file number 000-25287


                           TOWER FINANCIAL CORPORATION
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           INDIANA                                     35-2051170
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)



                116 East Berry Street, Fort Wayne, Indiana 46802
----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (219) 427-7000
                       --------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of July 31, 1999: 2,530,000.


          Transitional Small Business Disclosure Format Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION


TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS



Item 1.  FINANCIAL STATEMENTS


                                                                                  JUNE 30, 1999     DECEMBER 31,
                                                                                   (UNAUDITED)          1998
                                                                                  -------------     ------------
ASSETS
Cash                                                                               $    572,158    $      5,704
Interest bearing deposits in bank                                                    13,215,729         208,216
Federal funds sold                                                                    6,104,212
                                                                                   ------------    ------------
         Total cash and cash equivalents                                             19,892,099         213,920

Securities available for sale, at fair value                                          5,537,023

Loans                                                                                30,500,873
Allowance for loan losses                                                              (455,000)
                                                                                   ------------    ------------
         Net loans                                                                   30,045,873

Premises and equipment, net                                                             574,516          57,696
Other assets                                                                            118,418         124,960
                                                                                   ------------    ------------
         Total assets                                                              $ 56,167,929    $    396,576
                                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Noninterest bearing                                                                $  8,412,145    $
Interest  bearing                                                                    25,774,300
                                                                                   ------------    ------------
         Total deposits                                                              34,186,445

Accrued expenses and other liabilities                                                  145,983         110,000
Related party notes payable                                                                             760,000
                                                                                   ------------    ------------
         Total liabilities                                                           34,332,428         870,000


Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, no par value, 4,000,000 shares authorized;
    no shares issued and outstanding
Common stock, no par value, 6,000,000 shares authorized;
    2,530,000 shares issued and outstanding at June 30, 1999, and
    1 share issued and outstanding at December 31, 1998                               2,530,000              10
Additional paid-in capital                                                           20,939,770
Accumulated deficit                                                                  (1,634,269)       (473,434)
                                                                                   ------------     -----------
Total stockholders' equity (deficit)                                                 21,835,501        (473,424)

         Total liabilities and stockholders' equity  (deficit)                     $ 56,167,929     $   396,576
                                                                                   ============     ===========

                 The following notes are an integral part of the
                             financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                                             Three Months              Six Months
                                                                                                Ended                     Ended
                                                                                            June 30, 1999             June 30,1999
                                                                                             (unaudited)               (unaudited)
                                                                                             -----------              ------------
Interest income:
         Loans, including fees                                                                $   347,749               $   387,832
         Securities                                                                                65,843                   102,549
         Interest bearing deposits                                                                158,223                   263,551
         Federal funds sold                                                                        94,583                   146,133
                                                                                              -----------               -----------
              Total interest income                                                               666,398                   900,065

Interest expense on deposits                                                                      218,393                   252,102
                                                                                              -----------               -----------

NET INTEREST INCOME                                                                               448,005                   647,963

Provision for loan losses                                                                         365,000                   455,000
                                                                                              -----------               -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                83,005                   192,963

NONINTEREST INCOME
         Service charges                                                                            1,903                     1,975
         Loan fees                                                                                 75,955                    81,567
         Other income                                                                               5,807                     6,293
                                                                                              -----------               -----------
              Total noninterest income                                                             83,665                    89,835

NONINTEREST EXPENSE
         Salaries and benefits                                                                    379,143                   805,467
         Occupancy and equipment                                                                   84,037                   143,632
         Marketing                                                                                 49,583                    71,078
         Office supplies                                                                           38,303                    78,844
         Legal and professional                                                                    84,683                   202,914
         Other expense                                                                             72,646                   141,698
                                                                                              -----------               -----------
              Total noninterest expense                                                           708,395                 1,443,633

LOSS BEFORE INCOME TAXES                                                                         (541,725)               (1,160,835)

Provision for income taxes
                                                                                              -----------               -----------
NET LOSS                                                                                      $  (541,725)              $(1,160,835)
                                                                                              ===========               ===========

BASIC AND DILUTED LOSS PER SHARE                                                              $     (0.21)              $     (0.54)
Weighted average shares outstanding                                                             2,530,000                 2,155,028




      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME


                                                                                     Three Months                 Six Months
                                                                                         Ended                      Ended
                                                                                     June 30, 1999               June 30, 1999
                                                                                      (unaudited)                 (unaudited)
                                                                                 ---------------                ------------
NET LOSS, AS REPORTED                                                            $     (541,725)                $ (1,160,835)

Unrealized depreciation on securities, net of taxes
                                                                                 --------------                 ------------
COMPREHENSIVE LOSS                                                               $     (541,725)                $ (1,160,835)
                                                                                 ==============                 ============


                 The following notes are an integral part of the
                             financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 1999
(unaudited)

                                                                                    Additional
                                                 Preferred           Common          Paid In           Accumulated
                                                   Stock              Stock          Capital             Deficit           Total
                                                -----------       ------------     -------------     ------------      ------------

Balance, January 1, 1999                        $                 $         10      $                $   (473,434)     $   (473,424)

Issuance of common
   stock, net of underwriters'
   fee and offering costs                                            2,530,000        20,939,770                         23,469,770

Retirement of common stock                                                 (10)                                                 (10)

Net loss                                                                                               (1,160,835)       (1,160,835)
                                                ------------      ------------      ------------     ------------      ------------
Balance, June 30, 1999                          $                 $  2,530,000      $ 20,939,770     $ (1,634,269)     $ 21,835,501
                                                ============      ============      ============     ============      ============

               The accompanying notes are an integral part of the
                             financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                                                         Six Months
                                                                                                                            Ended
                                                                                                                       June 30, 1999
                                                                                                                         (unaudited)
                                                                                                                       ------------
Cash flows from operating activities:
             Net loss                                                                                                  $ (1,160,835)
             Adjustments to reconcile net loss to net cash used
                in operating activities:
                  Depreciation and amortization                                                                              43,354
                  Provision for loan losses                                                                                 455,000
                  Decrease in accrued interest receivable and other assets                                                    6,542
                  Increase in accrued interest payable and other liabilities                                                 35,983
                                                                                                                       ------------
                     Net cash used in operating activities                                                                 (619,956)

Cash flows from investing activities:
             Net increase in loans                                                                                      (30,500,873)
             Purchase of securities available for sale                                                                   (5,537,023)
             Purchase of equipment and leasehold expenditures                                                              (560,174)
                                                                                                                       ------------
                Net cash used in investing activities                                                                   (36,598,070)



Cash flows from financing activities:
             Net increase in deposits                                                                                    34,186,445
             Gross proceeds from issuance of common stock                                                                25,300,000
             Payment of underwriters' fee and offering costs                                                             (1,830,230)
             Retirement of common stock                                                                                         (10)
             Repayment of related party notes payable                                                                      (760,000)
                                                                                                                       ------------
                Net cash provided from financing activities                                                              56,896,205

Net increase in cash and cash equivalents
                                                                                                                         19,678,179

Cash and cash equivalents, beginning of period                                                                              213,920
                                                                                                                       ------------
Cash and cash equivalents, end of period                                                                               $ 19,892,099
                                                                                                                       ============

                 The following notes are an integral part of the
                             financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   a. ORGANIZATION: Tower Financial Corporation ("Tower Financial") was incorporated on July 8, 1998. Tower Financial's wholly-owned subsidiary, Tower Bank & Trust Company ("Tower Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, Tower Financial was in the development stage and its activities were limited to the organization of Tower Bank as well as the completion of its initial public stock offering.

   b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of Tower Financial's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 1999 and December 31, 1998, consolidated statements of operations for the three-month and six-month periods ended June 30, 1999, and consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1999. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for future interim periods or the full year ended December 31, 1999. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in Tower Financial's Annual Report on Form 10-KSB for the period ended December 31, 1998.

   c. PRINCIPALS OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of Tower Financial and Tower Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

   d. COMPARATIVE DATA: Comparable statements of income, stockholders' equity and cash flows for the three months and/or six months ended June 30, 1998 have not been presented since Tower Financial had not been incorporated and did not have operations during those periods.

 2.  INITIAL PUBLIC OFFERING

     On January 29, 1999, Tower Financial completed an initial public offering of its common stock during which 2,200,000 shares were sold at $10.00 per share. On February 12, 1999, Tower Financial completed the sale of 330,000 common shares included in the underwriters' overallotment option at $10.00 per share. Total proceeds from the offering were $25,300,000 less underwriters' fees and offering expenses of $1,830,230 for net proceeds of $23,469,770. Tower Financial used approximately $15,000,000 of the net proceeds from the stock offering to provide the initial capitalization of Tower Bank in February 1999.

 3.  NOTES PAYABLE TO RELATED PARTIES:

     Noninterest bearing notes payable in the amount of $760,000 were outstanding to current and former members of the Board of Directors of Tower Financial at December 31, 1998. The notes were paid during the first quarter of 1999 from the proceeds received from the public offering.

 4.  EARNINGS PER SHARE:

     Earnings per share is computed based on the weighted average number of shares outstanding during the second quarter of 1999 of 2,530,000 and during the first six months of 1999 of 2,155,028.

     All stock options granted through June 30, 1999 had an anti-dilutive effect on earnings per share.

 5.  INCOME TAXES:

     At June 30, 1999, Tower Financial had net operating loss carryforwards of approximately $1,634,269. No deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately $653,708 to zero.

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

     At June 30, 1999, options for 289,430 shares have been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $9.875 to $10.1875 per share. During April, 1999, options for 1,010 shares were terminated in accordance with the Plan due to an employee termination. Under the plan, these shares may be subject to new option grants.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OF OPERATIONS

OVERVIEW

Tower Financial was formed in July 1998 to be the bank holding company for Tower Bank. Tower Financial was in a development stage until Tower Bank commenced operations on February 19, 1999. Tower Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit

Insurance Corporation. Tower Bank is also a member of the Federal Reserve System. Tower Bank provides a full range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs and also operates a loan production office in Huntington County, Indiana.

Since its organization, Tower Financial's principal activities have related to the organization of Tower Bank and the conducting of Tower Financial's initial public offering ("IPO"). Tower Financial funded its start-up and organizational costs through loans from directors in an aggregate amount of $760,000, which loans were repaid upon completion of the IPO. Total proceeds to Tower Financial from the IPO were $22,709,770 (net of offering expenses, underwriters' discounts and repayment of director loans), of which $15,000,000 was used to capitalize Tower Bank.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of Tower Financial as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999. This discussion should be read in conjunction with Tower Financial's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report. Since the principal banking operations commenced on February 19, 1999, a comparison of the June 30, 1999 results (when Tower Bank was operating) to those of June 30, 1998 (prior to formation of Tower Financial) is not meaningful.

FINANCIAL CONDITION

Total assets of Tower Financial were $56,167,929 at June 30, 1999 compared to its development stage assets at December 31, 1998 of $396,576. The significant increase in assets was primarily attributable to the inflow of funds from the IPO and the deposit growth from the commencement of bank operations. As Tower Bank is in its initial year of operations, Tower Financial anticipates that assets will continue to increase significantly.

Cash and cash equivalents, which include Federal funds sold, were $19,892,099 at June 30, 1999, a $19,678,179 increase from $213,920 at December 31, 1998.
Securities available for sale were $5,537,023 at the end of the second quarter of 1999. There were no securities owned by Tower Financial at December 31, 1998. The significant increase was again the result of the inflow of funds from the IPO and the investment of customer deposits after commencement of Tower Bank's operations.

Total loans were $30,500,873 at June 30, 1999 consisting of $25,031,709 in commercial and commercial real estate loans, $3,900,247 in residential real estate loans and $1,568,917 in consumer loans. There were no loans recorded at the end of 1998. The loan growth occurred as a result of the commencement of bank operations and was attributable mainly to the commercial and small business sector.

The allowance for loan losses at June 30, 1999 was $455,000. This represented 1.5% of total loans outstanding. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses. Additional provisions for the allowance are expected during 1999 as a result of anticipated increases in the total loan portfolio. Tower Financial has not experienced any loan losses as of June 30, 1999.

Net premises and equipment increased by $516,820 during the first six months of 1999 from $57,696 at December 31, 1998 to $574,516 at June 30, 1999. The
increase resulted from the purchase of computer and communications equipment and software, as well as expenditures for leasehold improvements to Tower Financial's main office space to begin bank operations and to Tower Bank's loan production office.

Other assets decreased by $6,542 during the first six months of 1999 as deferred offering costs recorded at December 31, 1998 of $124,960 were netted against the proceeds from the IPO and this decrease was offset by $118,418 of accrued interest income and other assets.

Tower Bank began taking deposits when it commenced operations in February, 1999. Total deposits were $34,186,445 at June 30, 1999. There were no deposits recorded at December 31, 1998. Noninterest bearing balances were $8,412,145 while interest-bearing balances were $25,774,300 at June 30, 1999.

Accrued expenses and other liabilities increased by $35,983 from $110,000 at December 31, 1998. This increase was mainly attributable to accrued interest expense. Additionally, Tower Financial repaid the $760,000 of related party notes that were recorded at December 31, 1998 concurrently with the closing of the IPO.

At the completion of its IPO, Tower Financial issued 2,530,000 shares of common stock and redeemed the one share of common stock outstanding at December 31, 1998. The net proceeds from the sale of common stock in the IPO were $23,469,770 after deducting offering expenses and underwriters' discounts; $20,939,770 of the net proceeds were recorded as additional paid-in-capital. The accumulated deficit increased during the first six months of 1999 from $473,424 at December 31, 1998 to $1,634,269 at June 30, 1999. See "Results of Operations."

RESULTS OF OPERATIONS

Results of operations for the three-month and six-month periods ended June 30, 1999 reflect a mix of start-up costs and operating results. Tower Financial reported a net loss for the second quarter of 1999 in the amount of $541,725 and $1,160,835 for the first six months of 1999. Net loss for the first quarter ended March 31, 1999 was $619,110.

At June 30, 1999, Tower Financial had an accumulated deficit of $1,634,269. The accumulated deficit and net loss are mainly reflective of organizational and start-up costs incurred during the development stage of Tower Financial from July 1998 to February 1999 including salaries paid to employees and expenses incurred in applying for and obtaining regulatory approvals. In addition, general bank operations in 1999 have generated a loss as Tower Bank continues to build its loan portfolio to achieve a profitable level and as the allowance for loan loss is developed. Management believes that Tower Financial will generate a net loss for the year ended December 31, 1999 as a result of these circumstances. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure to achieve future growth and profitability.

Loss per share for the three-month and six-month periods ended June 30, 1999 was $.21 and $.54, respectively. Loss per share for the first quarter of 1999 was $.35.

Interest income for the three-month and six-month periods ended June 30, 1999 was $666,398 and $900,065 while interest expense for those periods was $218,393 and $252,102, respectively, resulting in net interest income of $448,005 for the second quarter, compared to $199,958 for the first quarter of 1999. The increase of net interest income over the first quarter was reflective of general growth of the loan portfolio during the second quarter. The net interest margin for the second quarter was 4.08% and was 4.23% for year-to-date 1999.

A loan loss provision was recorded in the amount of $365,000 for the second quarter to increase the allowance to 1.5% of loans outstanding. The loan loss provision for the first six months of 1999 totaled

$455,000. As Tower Financial has had no loan loss experience, the provision was established based upon peer industry data of comparable commercial banks.

Noninterest income was $83,665 during the second quarter and $89,835 for the six months ended June 30, 1999. The significant increase in fee income from the first quarter of 1999 resulted from the establishment of a mortgage origination unit that began operations in late March.

Noninterest expense was $708,395 for the quarter ended June 30, 1999 while noninterest expense for the year-to-date was $1,443,633. Noninterest expense for the first quarter of 1999 was $735,238. The main components of noninterest expense during the second quarter were salaries and benefits of $379,143 and legal and professional expenses in the amount of $84,683. These costs were mainly the result of human resource needs to operate Tower Bank as well as normal professional fees for accountants/attorneys and professional costs to originate loans. Expenses that increased from the first quarter of 1999 include marketing and courier costs. Tower Bank had its grand opening in May, 1999 and began to advertise in the second quarter. Courier costs increased as Tower Bank realized a full quarter of operations.

LIQUIDITY AND CAPITAL RESOURCES

In its IPO, Tower Financial raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. Tower Financial contributed $15,000,000 of the net proceeds from the offering to Tower Bank. Based upon pre-opening growth projections and deposit levels achieved during the first four and one-half months of operations, management believes that Tower Financial is likely to have adequate funds to meet its capital requirements and the capital requirements of Tower Bank for at least twelve months.

YEAR 2000 COMPLIANCE

The Year 2000 Problem. The "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to the year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications and other technology-based systems could fail or create erroneous results.

Tower Financial's State of Readiness. Tower Financial has an ongoing process of assessing the impact of the arrival of the year 2000 on its computerized information systems and other electronic equipment. Tower Financial's main data processing vendor has represented to Tower Financial that it is Year 2000 ready and will continue to update Tower Financial on various testing routines of its systems as the year progresses. In addition, Tower Financial has completed an internal evaluation and testing of equipment and vendor supply products to assess its Year 2000 readiness in the areas of processing services and reports, electronic banking services, correspondent services and communication systems. Other systems which Tower Financial has completed assessments on include security systems, HVAC systems, and local utility services. Tower Financial has appointed one of its senior officers to oversee the Year 2000 process and to inform its board of directors on a regular basis of the progress being made. Tower Financial has developed a contingency plan to address Year 2000 problems that may occur after December 31, 1999, which has been presented to the federal regulators and has received approval from the board of directors.

Tower Bank requires general assurances from commercial borrowers as to their Year 2000 readiness as part of the loan application and review process. Additionally, Tower Bank is using the following steps to minimize Year 2000 risks: (1) internal communication to keep employees knowledgeable and updated on

Year 2000 readiness; (2) written communication to all loan applicants to notify them of Tower Bank's Year 2000 readiness efforts; (3) questionnaires to be completed by all significant commercial borrowers to apprise them of possible Year 2000 issues applicable to them; and (4) continued dialogue with loan clients during 1999 to review Year 2000 readiness.

Because it started bank operations with new equipment, Tower Financial does not expect to incur large operating expenses to modify its systems to be Year 2000 ready. Costs to Tower Financial related to Year 2000 readiness have been minimal to date and are estimated to be less than $25,000 for the remainder of the year. These costs may include testing of equipment and software programs, equipment upgrades and customer education. It is difficult to predict such costs, and additional funds may be needed. The failure of Tower Financial, its vendors or its customers to successfully address Year 2000 issues could interfere with Tower Financial's ability to operate business and could have an adverse effect on its financial condition and results of operation.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon Tower Financial or Tower Bank. There can be no assurance that future developments affecting Tower Financial or Tower Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- Tower Financial's status as a start-up company with no significant operating history;
- Tower Financial's expectation of significant losses for at least the first two years of operations;
- the effect of extensive banking regulation on Tower Bank's ability to grow and compete;
- the effect of changes in federal economic and monetary policies on Tower Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
- the competitive disadvantage resulting from Tower Financial's status as a highly- regulated, start-up company;
- Tower Financial's dependence on key management personnel; o the increased risk of losses due to loan defaults caused by Tower Bank's commercial loan concentration;
- Tower Financial's dependence on a favorable local economy in Tower Bank's primary service area;
-  Tower Bank's dependence on net interest spread for profitability; and
- Tower Bank's ability to implement developments in technology to be competitive.

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

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 30, 1999, an additional $4,000 of expenses were invoiced and paid in connection with the issuance and distribution of Tower Financial's common stock in the IPO. Accordingly, the aggregate amount of offering expenses incurred by Tower Financial in connection with the IPO through June 30, 1999 was $248,980 and the total expenses incurred for the offering, including the underwriters' discount, was $1,830,230 through June 30, 1999. As a result, net offering proceeds to Tower Financial of the IPO, after deducting the underwriters' discount and offering expenses, was $23,469,770.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

Item 3.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

            (27)Financial Data Schedule

    (b)      No reports on Form 8-K were filed during the quarter ended June
             30, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TOWER FINANCIAL CORPORATION

Dated:  August 10, 1999             /s/ Donald F. Schenkel
                                    --------------------------------------------
                                    Donald F. Schenkel, Chairman of the Board,
                                    President and Chief Executive Officer


Dated:  August 10, 1999             /s/ Kevin J. Himmelhaver
                                    --------------------------------------------
                                    Kevin J. Himmelhaver, Chief Financial
                                    Officer