Form 10QSB
period 1999-09-30
TOWER FINANCIAL CORP
filed 1999-11-12
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________
      Commission file number 000-25287


                           TOWER FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          INDIANA                                                35-2051170
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                116 East Berry Street, Fort Wayne, Indiana 46802
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (219) 427-7000
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of October 31, 1999: 2,530,000.


         Transitional Small Business Disclosure Format    Yes [ ]      No [X]

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        (unaudited)
                                                                       SEPTEMBER  30,   DECEMBER 31,
ASSETS                                                                     1999            1998
                                                                       ------------    ------------
Cash                                                                   $  1,768,029    $      5,704
Interest bearing deposits                                                 7,254,716         208,216
Federal funds sold                                                       24,865,125
                                                                       ------------    ------------
         Total cash and cash equivalents                                 33,887,870         213,920
Securities available for sale, at fair value                             10,562,250
Loans                                                                    46,069,619
Allowance for loan losses                                                  (690,000)
                                                                       ------------    ------------
         Net loans                                                       45,379,619
Premises and equipment, net                                                 621,220          57,696
Other assets                                                                189,924         124,960
                                                                       ------------    ------------
         Total assets                                                  $ 90,640,883    $    396,576
                                                                       ============    ============

LIABILITIES AND STOCKHOLDLERS' EQUITY

LIABILITIES:
Noninterest bearing                                                    $ 12,927,016    $
Interest  bearing                                                        55,838,651
                                                                       ------------    ------------
         Total deposits                                                  68,765,667
Accrued expenses and other liabilities                                      304,752         110,000
Related party notes payable                                                                 760,000
                                                                       ------------    ------------
         Total liabilities                                               69,070,419         870,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 4,000,000 shares authorized;
    no shares issued and outstanding
Common stock, no par value, 6,000,000 shares authorized;
    2,530,000 shares issued and outstanding at September 30,
    1999, and 1 share issued and outstanding at December 31, 1998         2,530,000              10
Additional paid-in capital                                               20,939,770
Accumulated deficit                                                      (1,899,306)       (473,434)
                                                                       ------------    ------------
Total stockholders' equity (deficit)                                     21,570,464        (473,424)

         Total liabilities and stockholders' equity                    $ 90,640,883    $    396,576
                                                                       ============    ============



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             --------------------------      ------------------------
                                                 1999           1998            1999          1998
                                             -----------    -----------      -----------  -----------
Interest income:
         Loans, including fees               $   781,662                     $ 1,169,494
         Securities                               82,499                         185,048
         Interest bearing deposits                90,780                         354,337
         Federal funds sold                      159,689                         305,816
                                             -----------    -----------      -----------    ---------
             Total interest income             1,114,630                       2,014,695

Interest expense on deposits                     426,397                         678,499
                                             -----------    -----------      -----------    ---------

NET INTEREST INCOME                              688,233                       1,336,196
Provision for loan losses                        235,000                         690,000
                                             -----------    -----------      -----------    ---------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  453,233                         646,196

NONINTEREST INCOME
         Service charges                           6,776                           8,751
         Loan fees                                99,213                         180,780
         Other income                              8,505                          14,798
                                             -----------    -----------      -----------    ---------
             Total noninterest income            114,494                         204,329

NONINTEREST EXPENSE
         Salaries and benefits                   502,287        134,237        1,307,754      134,237
         Occupancy and equipment                  92,907          3,401          236,539        3,401
         Marketing                                41,672          3,501          112,750        3,501
         Office supplies                          17,019          1,610           95,863        1,610
         Legal and professional                   84,984         11,933          287,898       11,933
         Other expense                            93,895         10,795          235,593       10,795
                                             -----------    -----------      -----------    ---------
             Total noninterest expense           832,764        165,477        2,276,397      165,477


LOSS BEFORE INCOME TAXES                        (265,037)      (165,477)      (1,425,872)    (165,477)

Provision for income taxes
                                             -----------    -----------      -----------    ---------
NET LOSS                                     $  (265,037)   $  (165,477)     $(1,425,872)   $(165,477)
                                             ===========    ===========      ===========    =========

BASIC AND DILUTED LOSS PER SHARE             $     (0.10)           n/a      $     (0.63)         n/a
Weighted average shares outstanding            2,530,000            n/a        2,281,392          n/a




      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)


                                             Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                         --------------------------    --------------------------
                                            1999           1998           1999           1998
                                         -----------    -----------    -----------    -----------
NET LOSS, AS REPORTED                    $  (265,037)   $  (165,477)   $(1,425,872)   $  (165,477)

Unrealized depreciation on securities,
net of taxes
                                         -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                       $  (265,037)   $  (165,477)   $(1,425,872)   $  (165,477)
                                         ===========    ===========    ===========    ===========



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 1999
(unaudited)




                                                                Additional
                                 Preferred        Common          Paid In      Accumulated
                                  Stock           Stock           Capital         Deficit          Total
                                 ----------    ------------    ------------    -----------     ------------
Balance, January 1, 1999         $             $         10    $               $   (473,434)   $   (473,424)

Issuance of common
stock, net of underwriters'
fee and offering costs                            2,530,000      20,939,770                      23,469,770

Retirement of common stock                              (10)                                            (10)

Net loss                                                                         (1,425,872)     (1,425,872)
                                 ---------     ------------    ------------    ------------    ------------
Balance, September 30, 1999      $             $  2,530,000    $ 20,939,770    $ (1,899,306)   $ 21,570,464
                                 =========     ============    ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

                                                                                Nine Months
                                                                                   Ended
                                                                             September 30, 1999
                                                                             ------------------
Cash flows from operating activities:
         Net loss                                                              $ (1,425,872)
         Adjustments to reconcile net loss to net cash used
           in operating activities:
                  Depreciation and amortization                                      75,918
                  Provision for loan losses                                         690,000
                  Increase in accrued interest receivable and other assets          (64,964)
                  Increase in accrued interest payable and other liabilities        194,752
                                                                               ------------
                       Net cash used in operating activities                       (530,166)

Cash flows from investing activities:
         Net increase in loans                                                  (46,069,619)
         Purchase of securities available for sale                              (10,562,250)
         Purchase of equipment and leasehold expenditures                          (639,442)
                                                                               ------------
              Net cash used in investing activities                             (57,271,311)

Cash flows from financing activities:
         Net increase in deposits                                                68,765,667
         Gross proceeds from issuance of common stock                            25,300,000
         Payment of underwriters' fee and offering costs                         (1,830,230)
         Retirement of common stock                                                     (10)
         Repayment of related party notes payable                                  (760,000)
                                                                               ------------
              Net cash provided from financing activities                        91,475,427

Net increase in cash and cash equivalents                                        33,673,950

Cash and cash equivalents, beginning of period                                      213,920
                                                                               ------------
Cash and cash equivalents, end of period                                       $ 33,887,870
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

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of Tower Financial's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 1999 and December 31, 1998, its consolidated results of operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998, its consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1999, and its consolidated comprehensive income for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in Tower Financial's Annual Report on Form 10-KSB for the period ended December 31, 1998.

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

3.       NOTES PAYABLE TO RELATED PARTIES:

         Noninterest bearing notes payable in the amount of $760,000 were outstanding to current members of the Board of Directors of Tower Financial at December 31, 1998. The notes were paid during the first quarter of 1999 from the proceeds received from the public offering.

4.       EARNINGS PER SHARE:

         Earnings per share is computed based on the weighted average number of shares outstanding during the third quarter of 1999 of 2,530,000 and during the first nine months of 1999 of 2,281,392.

         Stock options granted through September 30, 1999 had an anti-dilutive effect on earnings per share.

5.       INCOME TAXES:

         At September 30, 1999, Tower Financial had net operating loss carryforwards of approximately $1,899,306. No deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately $759,722 to zero.

6.       STOCK OPTION PLAN:

         On December 14, 1998, and subsequently amended on January 21, 1999, the stockholder and Board of Directors adopted the 1998 Stock Option and Incentive Plan (the "Plan") for officers, employees and directors. The maximum number of shares which may be issued under the Plan may not exceed 310,000 and will include both incentive stock options and non-qualified options. The exercise price for incentive stock options will not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder in which case the option price will not be less than 110% of fair market value. The exercise price for non-qualified stock options will not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

         At September 30, 1999, options for 305,430 shares have been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $8.750 to $10.1875 per share. During July, 1999, options for 1,000 shares were terminated in accordance with the Plan due to an employee termination. Under the Plan, these shares may be subject to new option grants. Of the total options granted, options for 59,994 shares were vested and exercisable at September 30, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Tower Financial was formed in July 1998 to be the bank holding company for Tower Bank. Tower Financial was in a development stage until Tower Bank commenced operations on February 19, 1999. Tower Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. Tower Bank is also a member of the Federal Reserve System. Tower Bank provides a full range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs and also operates a loan production office in Huntington County, Indiana. In the third quarter of 1999, Tower Bank began providing personal trust services through its newly-formed trust services department.

Prior to the opening of Tower Bank, Tower Financial's principal activities related to the organization of Tower Bank and the conducting of Tower Financial's initial public offering ("IPO"). Tower Financial funded its start-up and organizational costs through loans from directors in an aggregate amount of $760,000, which loans were repaid upon completion of the IPO. Total proceeds to Tower Financial from the IPO were $22,709,770 (net of offering expenses, underwriters' discounts and repayment of director loans), of which $15,000,000 was used to capitalize Tower Bank.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of Tower Financial as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with Tower Financial's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report.

FINANCIAL CONDITION

Total assets of Tower Financial were $90,640,883 at September 30, 1999 compared to its development stage assets at December 31, 1998 of $396,576. The significant increase in assets was primarily attributable to the inflow of funds from the IPO and the deposit growth from the commencement of bank operations. Total assets at March 31, 1999 and June 30, 1999 were $37,695,699 and $56,167,929, respectively. The significant growth during the third quarter from the first and second quarter of 1999 was a result of deposit growth at Tower Bank. As Tower Bank is in its first year of operations, Tower Financial anticipates that assets will continue to increase significantly.

Cash and cash equivalents, which include Federal funds sold, were $33,887,870 at September 30, 1999, a $33,673,950 increase from $213,920 at December 31, 1998. Securities available for sale were $10,562,250 at the end of the third quarter of 1999. There were no securities owned by Tower Financial at December 31, 1998. In addition to the funds provided from the IPO, the increase during the third quarter and year-to-date 1999 in cash and cash equivalents as well as securities has been attributable to the growth in customer deposits at Tower Bank.

Total loans were $46,069,619 at September 30, 1999 reflecting significant growth from the first and second quarters of 1999. Total loans were $11,392,481 and $30,500,873 at March 31, 1999 and June 30, 1999, respectively. The loans outstanding at September 30, 1999 consisted of $36,332,437 in commercial and commercial real estate loans, $5,185,626 in residential real estate and $4,551,556 in home equity and consumer loans. There were no loans outstanding at the end of 1998. Loan growth occurred as a result of the commencement of bank operations and from consistent demand in the small and medium-sized business sector.

The allowance for loan losses at September 30, 1999 was $690,000. This represented 1.5% of total loans outstanding. The provision to the allowance during the third quarter was $235,000 compared to $90,000 and $365,000 in the first quarter and the second quarter of 1999, respectively. The addition to the allowance during the third quarter was directly attributable to the amount of the loan growth during that period. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 1999 as a result of anticipated increases in the total loan portfolio. Tower Financial has not experienced any loan losses as of September 30, 1999.

Net premises and equipment increased by $563,524 during the first nine months of 1999, from $57,696 at December 31, 1998 to $621,220 at the end of the third quarter of 1999. The increase resulted from the purchase of computer and communications equipment and software, as well as expenditures for leasehold improvements to Tower Financial's main office space to begin bank operations and to Tower Bank's loan production office in Huntington, Indiana. The net increase in premises and equipment during the third quarter of 1999 of $46,704 was mainly the result of equipment and software purchases for Tower Bank's newly formed trust services department.

Other assets increased by $64,964 during the first nine months of 1999. Deferred offering costs recorded at December 31, 1998 of $124,960 were netted against the proceeds from the IPO while $189,924 of accrued interest income and prepaid expenses were recorded after the commencement of bank operations. The increase of $71,506 from the June 30, 1999 balance was attributable to higher levels of accrued interest income due to a larger base of earning assets.

Tower Bank began taking customer deposits when it commenced operations in February, 1999. Total deposits were $68,765,667 at the end of September, 1999. There were no deposits recorded at December 31, 1998. Total deposits at March 31, 1999 and June 30, 1999 were $14,999,856 and $34,186,445, respectively.
Deposit growth has been significant during each quarter of 1999, resulting from new deposit accounts established by both the business and consumer sectors. Noninterest bearing balances were $12,927,016 while interest-bearing balances were $55,838,651 at September 30, 1999.

Accrued expenses and other liabilities increased by $194,752 from $110,000 at December 31, 1998. This increase was mainly attributable to accrued interest expense. Accrued expenses and liabilities at the end of the third quarter of 1999 were $304,752 and were higher than that of the second quarter of 1999 mainly due to a higher level of deposits during the third quarter.

At the completion of the IPO, Tower Financial issued 2,530,000 shares of common stock and redeemed the one share of common stock outstanding at December 31, 1998. The net proceeds from the sale of the stock in the IPO were $23,469,770 after deducting offering expenses and underwriters' discounts; $20,939,770 of the net proceeds were recorded as additional paid-in-capital.

RESULTS OF OPERATIONS

Results of operations for the three-month and nine-month periods ended September 30, 1999 reflect a mix of start-up costs and operating results. Tower Financial reported a net loss for the third quarter of 1999 in the amount of $265,037 and $1,425,872 for the first nine months of 1999. In comparison, Tower Financial reported net losses in the first and second quarter of 1999 in the amount of $619,110 and $541,725, respectively. While in the development stage, Tower Financial reported a net loss of $165,477 for both the three-month and nine-month periods in 1998.

At September 30, 1999, Tower Financial had an accumulated deficit of $1,899,306. The accumulated deficit and net losses are reflective of organizational and start-up costs incurred during the development stage from July 1998 to February 1999 including salaries paid to employees and expenses incurred in applying for and obtaining regulatory approvals. In addition, general bank operations in 1999 have generated a loss as Tower Bank continues to build its loan portfolio and its trust business to achieve a profitable level and to build its allowance for loan loss. Management believes that Tower Financial will generate a net loss for the year ended December 31, 1999 as a result of these circumstances. Management believes that the expenditures made in 1998 and 1999 will create the infrastructure to achieve future growth and profitability.

Net loss per share for the three-month and nine-month periods ended September 30, 1999 was $.10 and $.63, respectively. Net loss per share for the first and second quarters of 1999 was $.35 and $.2l, respectively. There were no per share results applicable during 1998.

Interest income for the three-month and nine-month periods ended September 30, 1999 was $1,114,630 and $2,014,695, respectively, while interest expense for those periods was $426,397 and $678,499, respectively, resulting in net interest income of $688,233 for the third quarter of 1999, and $1,336,196 year-to-date. Net interest income for the first and second quarter of 1999 was $199,958 and $448,005, respectively. The increase during each quarter of 1999 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the third quarter of 1999 was 4.26% while the year-to-date 1999 margin was 4.25%.

A loan loss provision was recorded in the amount of $235,000 during the third quarter of 1999 as compared to $365,000 in the second quarter and $90,000 in the first quarter. The loan loss provision for the first nine months of 1999 totaled $690,000 and was 1.5% of total loans outstanding on September 30, 1999. As Tower Financial has had no loan loss experience, the provision was established upon peer industry data of comparable commercial banks.

Noninterest income was $114,494 during the third quarter of 1999 and $204,329 for the nine months ended September 30, 1999. Noninterest income for the first and second quarters of 1999 was $6,170 and $83,665 respectively. The significant increase in fee income during the second and third quarters of 1999 resulted from the establishment of a mortgage origination unit that began operations in late March.

Noninterest expense was $832,764 for the third quarter of 1999 while noninterest expense for the nine months ended September 30, 1999 was $2,276,397. Noninterest expense for the first and second quarters of 1999 was $735,238 and $708,395, respectively. The main components of noninterest expense for the third quarter were salaries and benefits of $502,287, occupancy and equipment costs of $92,807, and legal and professional expenses in the amount of $84,984. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Expense increases from the second quarter to the third quarter of 1999 were mainly attributable to salaries and benefits. These were a result of a general increase in staffing levels as the bank continues to experience growth, as well as expenses related to attracting experienced personnel to staff the newly formed trust services department. Noninterest expense for the three months and nine months ended September 30, 1998 consisted primarily of salaries and benefits as Tower Financial began startup operations.

LIQUIDITY AND CAPITAL RESOURCES

In the IPO, Tower Financial raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. Tower Financial contributed $15,000,000 of the net proceeds from the offering to Tower Bank. Based upon pre-opening growth projections and deposit levels achieved during the first seven and one-half months of operations, management believes that Tower Financial is likely to have adequate funds to meet its capital requirements and the capital requirements of Tower Bank for at least twelve months.

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

Costs. Through September 30, 1999, Tower Financial has incurred and expensed approximately $5,000 related to Year 2000 readiness. It currently anticipates that it will incur future costs of approximately $2,500 to maintain Year 2000 readiness and complete any activities related to third party relationships and its contingency plan. It is difficult to predict such costs, however, and additional funds may be needed. Costs incurred to date have included testing of equipment and software programs, equipment upgrades and customer education.

Risks and Uncertainties. Based on the Year 2000 readiness of its internal systems, representations from its main data processing vendor, plans to deal with customers and other third party relationships, and contingency plan, Tower Financial believes that it may experience, at most, isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on Tower Financial's future results of operation and financial condition. Management has examined best case and worst case scenarios as part of its contingency planning, however, due to the magnitude and complexity of this project, risks and uncertainties exist. If Year 2000 readiness is not achieved due to the failure of Tower Financial, its vendors or its customers to successfully address Year 2000 issues, Tower Financial could experience interference in its ability to operate business and the lack of Year 2000 readiness could have a material adverse effect on its financial condition and results of operation.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon Tower Financial or Tower Bank. There can be no assurance that future developments affecting Tower Financial or Tower Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- Tower Financial's status as a start-up company with less than one year of operating history;
- Tower Financial's expectation of significant losses during the first two years of operations;
- the effect of extensive banking regulation on Tower Bank's ability to grow and compete;
- the effect of changes in federal economic and monetary policies on Tower Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
- the competitive disadvantage resulting from Tower Financial's status as a highly-regulated, start-up company;
- Tower Financial's ability or the ability of third parties to achieve and maintain Year 2000 Readiness for critical systems and operations;
-   Tower Financial's dependence on key management personnel;
- the increased risk of losses due to loan defaults caused by Tower Bank's commercial loan concentration;
- Tower Financial's dependence on a favorable local economy in Tower Bank's primary service area;
-   Tower Bank's dependence on net interest spread for profitability; and
- Tower Bank's ability to implement developments in technology to be competitive.


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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                TOWER FINANCIAL CORPORATION

     Dated:  November 5, 1999                   /s/ Donald F. Schenkel
                                                --------------------------------
                                                Donald F. Schenkel,
                                                Chairman of the Board,
                                                President and Chief Executive
                                                   Officer


     Dated:  November 5, 1999                   /s/ Kevin J. Himmelhaver
                                                --------------------------------
                                                Kevin J. Himmelhaver,
                                                Chief Financial Officer