Form 10KSB
period 1999-12-31
TOWER FINANCIAL CORP
filed 2000-03-10
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

                                   FORM 10-KSB

                                   (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF --- 1934
                For the transition period from         to
                                               -------    -------

Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
                         (Name of small business issuer)


                INDIANA                                     35-2051170
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 116 EAST BERRY STREET, FORT WAYNE, INDIANA                    46802
  (Address of principal executive offices)                   (Zip Code)


         Issuer's telephone number, including area code: (219) 427-7000

           Securities registered under Section 12(b) of the Act: NONE

             Securities registered under Section 12(g) of the Act:
                        COMMON STOCK, WITHOUT PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ----         ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ----

    Issuer's revenues for the fiscal year ended December 31, 1999: $3,969,585

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at February 15, 2000 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"): $18,521,245

  Number of shares of Common Stock outstanding at February 15, 2000: 2,530,000

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-KSB.


                                                      PART OF 10-KSB INTO WHICH
    IDENTITY OF DOCUMENT                              DOCUMENT IS INCORPORATED

    Definitive Proxy Statement for the                Part III
    Annual Meeting of Shareholders
    To be held April 18, 2000

    Transitional Small Business Disclosure Format     Yes       No  X
                                                          ----     ----

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 1999

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

Tower Financial Corporation (the "Company") was incorporated as an Indiana corporation on July 8, 1998. The Company owns all of the issued and outstanding stock of Tower Bank & Trust Company (the "Bank") and is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System. The Bank commenced business on February 19, 1999.

The Bank provides a range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs. Those services reflect the Bank's strategy of serving small- to medium-sized businesses and individual customers. The Bank's lending strategy is focused on commercial loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. During 1999, the Bank began providing personal trust services through its Investment Management & Trust Services.

The Bank's main office is located in downtown Fort Wayne, Indiana, and serves as the Company's corporate headquarters.

EXPANSION

The Bank opened two mortgage loan production offices during 1999, one in Huntington, Indiana and the other in Columbia City, Indiana.

In addition, the Bank has leased space for a branch office located in the northwest section of Fort Wayne, Indiana. The Bank currently plans to open this branch by May 1, 2000. Plans for an additional branch to open in late 2000 are being developed.

LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 1999 consisted of commercial loans (79%), residential mortgage loans (9%) and personal loans (12%). The Bank's legal lending limit under applicable federal banking regulations is approximately $2.7 million, based on the legal lending limit of 15% of capital and surplus.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 17% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's operations. The Bank endeavors to reduce the risk associated with these transactions by generally limiting its exposure to owner-operated properties of customers with an established profitable history. In many cases, the Bank may further reduce this risk by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit and (ii) avoiding certain types of commercial real estate financing.

Residential Mortgage Loans. The Bank originates residential mortgage loans which are generally long-term, with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all or a portion of variable interest rate mortgage loans in its loan portfolio and to sell all fixed rate loans in the secondary market. The Bank also offers home equity loans. The Bank does not retain servicing rights with respect to the majority of the residential mortgage loans that it originates. Residential real estate loans are secured by a first lien on the real estate.

Personal Loans and Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. The majority of the Bank's personal loans are home equity loans secured by a second lien on real estate. The Bank retains substantially all of such loans.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by jobs loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank has a policy of careful loan underwriting, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The Bank believes that the generally higher yields earned on consumer loans will help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of its customer base.

Loan Policies. Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. Because of the Bank's local nature, management believes that quality control is achieved while still providing prompt and personal service. The Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the Bank's Loan and Investment Committee and its board of directors. These policies concern loan administration, documentation, approval and reporting requirements for various types of loans.

The Bank's loan policies include procedures for oversight and monitoring of the Bank's lending practices and loan portfolio. The Bank seeks to make sound loans, while recognizing that lending money involves a degree of business risk. The Bank's loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for the Bank's loan operations, while recognizing that not all loan activities and procedures can be anticipated. The Bank's loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of the Chief Lending Officer or the President and Chief Executive Officer of the Bank where appropriate.

The Bank's loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following loan-to-value maximum ratios: raw land (65%), improved residential real estate lots (75%), owner-occupied commercial real estate (80%), non-owner-occupied commercial real estate (75%), first mortgages on residences (80%) and junior mortgages on residences (90%). Regulatory and supervisory loan-to-value limits are established by the Federal Deposit Insurance Corporation Improvement Act of 1991. The Bank's internal loan-to-value limitations follow those limits and, in certain cases are more restrictive than those required by the regulators.

The Bank's loan policies also establish a limit on the aggregate amount of loans to any one borrower. These loan policies provide that no loan shall be granted where the aggregate liability of the borrower to the Bank will exceed approximately $2.7 million. This internal limit is subject to review and revision by the Board of Directors from time to time.

In addition, the Bank's loan policies provide guidelines for (i) personal guarantees, (ii) environmental policy review, (iii) loans to employees, executive officers and directors, (iv) problem loan identification, (v) maintenance of a loan loss reserve and (vi) other matters relating to the Bank's lending practices.

DEPOSITS AND OTHER SERVICES

Deposits. The Bank offers a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to the Bank's primary market area at rates competitive with those offered in Allen County. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities.

Other Services. The Bank offers a courier service for business customer convenience. During 1999, the Bank began offering investment management and trust services to its customers. The Bank has contracted with a third party vendor to provide telephone banking effective during the first quarter of 2000. The Bank also intends to provide computer banking through the Internet during 2000. In addition, the Bank may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

INVESTMENTS

The principal investment of the Company is its ownership of all of the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers' acceptance of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), the Company has no present plans to make any such equity investments.

The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Real estate acquired by the Bank in satisfaction of, or foreclosure upon, loans may be held by the Bank for no longer than 10 years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions (the "Department"). The Bank is also permitted to invest an aggregate amount not in excess of 50% of the "sound capital" of the Bank in such real estate and buildings as is necessary for the convenient transaction of its business. The Bank's board of directors may alter the Bank's investment policy without shareholders' approval.

FUNDING SOURCES

The Bank funded its operations from its initial capitalization with proceeds of the Company's initial public offering and, on an ongoing basis, funds its operation primarily with local deposits. However, the Bank also may use alternative funding sources as needed, including advances from the Federal Home Loan Bank, or out-of-market deposits and other forms of wholesale financing. These alternative funding sources may be more costly than local deposits.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation and avoid a recession. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

REGULATION AND SUPERVISION

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the FDIC, the Department, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate among other things:

    -    the scope of business
    -    investment
    -    reserves against deposits
    -    capital levels relative to operations
    -    lending activities and practices
    -    the nature and amount of collateral for loans
    -    the establishment of branches
    -    mergers and consolidations
    -    dividends

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

The Company. As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, the Company is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase the sound capital of the Bank or reduce the amount of its deposits.

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

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within 10 business days after the transaction. In other cases, prior written notice to the Federal Reserve Board will be required.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis or Plan of Operations - Capital Sources."

The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered, member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered, member banks. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC, which has supervision, reporting and enforcement jurisdiction over BIF insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

    -    permissible types and amounts of loans
    -    investments and other activities
    -    capital adequacy
    -    branching
    -    interest rates on loans and on deposits
    -    the maintenance of non-interest bearing reserves on deposit
    -    the safety and soundness of banking practices

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and on the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans to any person. Certain limitations and reporting requirements are also placed on extension of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Company maintains a correspondent relationship.

The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency have published guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines state that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area initially was designated as Wayne Township in Allen County, Indiana. The Bank's offices are located in Allen County, Huntington County and Whitley County. The Bank's board of directors is required to review the appropriateness of this delineation at least annually.

Recent Legislation. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999 and authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. The Company does not have any plans to pursue expanded activities under Gramm-Leach at this time.

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Allen County, Indiana, and the City of Fort Wayne. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank's ability to compete favorably in attracting individuals and small- to medium-sized businesses.

EMPLOYEES

As of December 31, 1999, the Company had 37 full- and part-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Bank's employees is good.

ITEM 2.       DESCRIPTION OF PROPERTY.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as the Bank's main office and its headquarters. The headquarters facility consists of drive-up banking windows and approximately 21,500 square feet of usable office space. The lease has an initial term of 10 years, with one renewal option for an additional 10 years. The Company believes that this space is adequate with the ability for expansion as needed.

The Bank also leases space in Huntington, Indiana and Columbia City, Indiana for mortgage loan production offices. The Huntington office is located at 2855 Northpark Road in the northwest part of Huntington and occupies 1,200 square feet of space. The lease has an initial term of three years with a three year option to renew. The Columbia City office is located at 202 West Van Buren Street in downtown Columbia City and occupies 650 square feet of space. The lease has an initial term of two years with a three year option to renew.

The Bank has contracted to lease a branch office location in the northwest section of Fort Wayne at 1545 Dupont Road. The branch office will occupy 2,600 square feet of space and will also have two drive-up lanes and a drive-up ATM. The lease has an initial term of five years and has two consecutive five year renewal options. The lease is effective on June 1, 2000 or the date of occupancy, whichever shall occur first.

ITEM 3.       LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceedings that is expected to have a material adverse effect on the results of operation or financial position of the Company or the Bank.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT


         Name and Position                                    Age
Donald F. Schenkel                                            58
  Chairman of the Board, President and
  Chief Executive Officer

Curtis A. Brown                                               44
  Chief Lending Officer

Kevin J. Himmelhaver                                          44
  Chief Financial Officer and Secretary


Donald F. Schenkel is the President and Chief Executive Officer and a director of the Company and of the Bank, positions he has held since July 1998, and was elected the Chairman of the Board of the Company and the Bank in October 1998. Mr. Schenkel is a native of Fort Wayne and has over 30 years of experience in the banking industry. Prior to joining the Company, Mr. Schenkel served as First Vice President of NBD Bank, Indiana. From 1993 to 1998, he served in the capacities of Division Head of Retail Banking and Private Banking and Investments for NBD Bank, Indiana.

Curtis A. Brown is the Chief Lending Officer of the Company and the Chief Operating Officer and Chief Lending Officer of the Bank, positions he has held since October 1998. He is a native of Fort Wayne and has over 22 years of experience in the banking industry. From 1993 until 1998, Mr. Brown managed corporate banking groups for NBD Bank, Indiana in Fort Wayne, most recently holding the positions of First Vice President and Group Head.

Kevin J. Himmelhaver is the Chief Financial Officer and Secretary of the Company and the Bank, positions he has held since October 1998 and November 1998, respectively. Mr. Himmelhaver has over 20 years of banking experience in the Fort Wayne area. From 1993 to 1998, Mr. Himmelhaver worked for Norwest Bank Indiana, N.A., and Norwest Bank Ohio, N.A., as Senior Vice President, Chief Financial Officer and Director.

The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. Leonard Rifkin is the first cousin of Irene Walters' spouse and Debra Niezer is the sister-in-law of William Niezer, each of whom is a director of the Company. There are no other family relationships among the directors and executive officers of the Company.

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part 1 of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Company's common stock is traded on the OTC Bulletin Board section of the Nasdaq Stock Market under the symbol TOFC. Prior to the Company's initial public offering on January 29, 1999, there was no public market for the common stock. As of February 15, 2000, there were 304 shareholders of record or approximately 2,750 beneficial owners of the common stock.

The prices set forth below reflect the high and low bid information for the Company's common stock as reported on the OTC Bulletin Board by quarter during the period from the date of the Company's initial public offering (January 29, 1999) through December 31, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 High                Low
                                                 ----                ---
                  First Quarter                  11                  8 1/2
                  Second Quarter                 9 7/8               8 3/8
                  Third Quarter                  9 3/8               8
                  Fourth Quarter                 9 1/8               6 1/2

The Company does not pay cash dividends on its common stock, and the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The Company was organized under the Indiana Business Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business, or the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon dissolution of preferred shareholders. In addition, the Federal Reserve Board may impose restrictions on dividends paid by the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

INTRODUCTION

The Company was formed as a bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering ("IPO"). Total proceeds to the Company from the IPO were $22,709,770 (net of offering expenses, underwriters' discounts and repayment of director loans), of which $15,000,000 was used to initially capitalize the Bank.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 1999 and 1998 and for the 12 months ended December 31, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

     - the Company's status as a start-up company with less than two years of operating history;
     - the Company's expectation of significant losses during the first two years of operations;
     - the effect of extensive banking regulation on the Bank's ability to grow and compete;
     - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
     - the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;
     - the Company's dependence on key management personnel;
     - the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
     - the Company's dependence on a favorable local economy in the Bank's primary service area;
     - the Bank's dependence on net interest spread for profitability; and
     - the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

The Company experienced significant growth during 1999. Total assets of the Company were $103,647,067 at December 31, 1999 compared to its development stage assets at December 31, 1998 of $396,576, an increase of $103,250,491. Other than the initial capitalization from the IPO, the significant increase in assets was mainly attributable to deposit growth from the commencement of bank operations. Asset growth was reflected during each quarter of 1999. The Company anticipates that assets will continue to increase significantly as the Bank begins its second year of operation.

Earning Assets. The Company's loan portfolio experienced significant growth with the commencement of the Bank's operation. Loans were $67,314,520 at December 31, 1999. The loan portfolio, which equaled 66% of earning assets at December 31, 1999, is primarily comprised of commercial loans. Commercial loans were approximately 79% of the portfolio and represent loans to business interests generally located within the Bank's market area. Approximately 66% of all the loans were general commercial and industrial loans primarily secured by inventory, receivables and equipment while 13% of the loan portfolio consisted of commercial loans primarily secured by real estate. There are no significant industry concentrations within the commercial portfolio. The concentration and rapid growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage, home equity and consumer lending, while only 21% of loans at year-end, also experienced excellent growth. This growth should continue as the Bank expands its distribution network during 2000 and beyond; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector.

The following table presents the maturity of total loans outstanding, as of December 31, 1999, according to scheduled repayments of principal and based upon repricing opportunities.


-------------------------------------------------------------------------------------------------
                                              Within          1-5          Over 5
                                              1 year         Years         Years          Totals
-------------------------------------------------------------------------------------------------
Loan Maturities Based Upon
Contractual Maturity Dates:

Construction and development                $ 1,630,930   $ 1,367,695   $   429,905   $ 3,428,530
Residential real estate                         599,681     2,750,640     3,587,691     6,938,012
Real estate - secured by nonfarm,               189,750     7,274,709     1,578,380     9,042,839
  nonresidential properties
Commercial                                   12,092,606    22,157,131     7,437,913    41,687,650
Installment and all other                     4,668,048     1,109,508       439,933     6,217,489
                                            -----------------------------------------------------
         Totals                             $19,181,015   $34,659,683   $13,473,822   $67,314,520
                                            =====================================================

Loans Based Upon Repricing Opportunities:

Fixed rate loans                            $ 5,672,877   $21,182,804   $ 2,514,340   $29,370,021
Variable rate loans                          37,944,499                                37,944,499
                                            -----------------------------------------------------
         Totals                             $43,617,376   $21,182,804   $ 2,514,340   $67,314,520
                                            =====================================================

The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "Watch List." Senior management reviews this list regularly and adjusts for changing conditions. Since the inception of the Bank, no scheduled loan payments have been 90 days or more past due, and no loans have been placed in nonaccrual status. The Bank experienced a $491 consumer loan charge off during 1999.

In each accounting period, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above, and absent some of those factors, based upon peer industry data of comparable banks.

The following table illustrates the breakdown of the allowance for loan losses by loan type.



-------------------------------------------------------------------------------------------
                                                               12/31/99
                  Loan                                        Allowance         Percent of
                  Type                                        Allocation        Total Loans
-------------------------------------------------------------------------------------------
                  Commercial, financial and agricultural      $  377,274            74.3%
                  Real estate - construction                      25,717             5.1
                  Real estate - mortgage                          14,794             8.8
                  Installment loans to individuals                95,462            11.8
                  Unallocated                                    496,262             n/a
                                                              ----------           -----

                           Total Loan Allowance               $1,009,509           100.0%
                                                              ==========           ======

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews the sufficiency of collateral and its value.

Although management considers the allowance for loan losses to be adequate to absorb losses as they arise, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2000 as a result of anticipated increases in the total loan portfolio. The Company only experienced one small consumer loan charge-off during 1999.

Investment securities reflected growth during the year, amounting to $5,816,391 at December 31,1999. There were no investment securities recorded at the end of 1998. The Company maintains a securities portfolio to provide for secondary liquidity, pledging for various borrowings and for interest rate risk management. During 1999, the portfolio was used entirely for liquidity as these assets were mainly held in 30-day maturity, U.S. Government Agency notes. The portfolio will continue to be highly liquid during the near term while loan demand remains strong and until a larger source of funds base is developed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Financial Accounting Standards Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. The unrealized loss recorded at December 31, 1999 was $715.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and interest bearing deposits with banks, consisting of short-term certificates of deposit with banks, are used to manage daily liquidity needs and interest rate sensitivity. These short-term assets, which recorded growth of $27,961,887 for 1999, were $28,170,103 and $208,216 at December 31, 1999 and
December 31, 1998, respectively. At December 31, 1999, the balance of these funds was approximately 28% of earning assets. The balance of short-term assets and the balance as a percent of earning assets are expected to fluctuate during the near term as the Company's balance sheet experiences continued growth.

SOURCE OF FUNDS

The Company's major source of funds is from core deposits of local businesses and consumers within the market area. The Bank began taking deposits when it commenced operations in February 1999 and experienced significant growth during the year. Total deposits were $81,733,238 at December 31, 1999. There were no deposits recorded at the end of 1998.

Noninterest bearing deposits grew during the year and were $10,689,378 at December 31, 1999. At December 31, 1999, these demand deposits amounted to approximately 13.1% of total deposits. The balance at year-end was comprised of $9.7 million in business checking accounts while the remaining $1.0 million were in consumer accounts.

Interest bearing deposits also grew significantly during 1999 and were $71,043,860 at December 31, 1999. At year-end, these deposits were comprised approximately of 66% in money market accounts, 13% in interest bearing checking and savings accounts, and 21% in certificates of deposit. The balance at year-end reflected $14 million in business time accounts, $37 million in consumer accounts and $20 million in public fund accounts.

Short term borrowings at December 31, 1999 were $210,000 and were entirely comprised of overnight Federal funds purchased from a correspondent bank.

Stockholders' equity increased $21,793,603 during 1999 and was $21,320,179 at December 31, 1999. There was a stockholders' deficit of $473,424 at December 31, 1998. The increase was attributable to the completion of the Company's initial public offering. At the completion of the IPO during 1999, the Company had issued 2,530,000 shares of common stock and redeemed one share of common stock outstanding at December 31, 1998. The net proceeds from the sale of the stock in the IPO was $23,469,770 after deducting offering expenses and underwriters' discounts; $20,939,770 was recorded as additional paid-in-capital. At December 31, 1999 the Company had a balance of $2,148,876 in accumulated deficit, an increase of $1,675,442 from 1998 which is reflective of the operating loss generated during 1999. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. As anticipated, the Company, which completed its first full year of operation and approximately ten months of bank operations recorded a net operating loss during 1999. The net operating loss was $1,675,442 or $.71 per share, reflecting a mix of start-up and development costs during the first quarter and bank operating results thereafter. The net operating loss prior to the opening of the Bank was approximately $779,000 while the loss recorded after the Bank commenced operations was approximately $896,000. The loss from bank operations was mainly attributable to a non-cash charge of $1,010,000 for provision for loan losses. Although the Company essentially recorded no loan losses during the year, significant provisions were required as the result of the substantial loan growth. The loan loss provisions are made in the period loans are recorded and are immediate reductions to earnings. Loan loss provisions are expected to continue to reduce earnings, although more moderately, as the anticipated rate of loan growth slows relative to the size of the Bank's loan portfolio.

Although continued significant future asset growth is anticipated, resulting in additional large loan loss provisions, the overall earnings performance of the Company is expected to improve. The Company did not record any tax benefit as a result of the losses incurred and will not record income tax expense until the net operating losses are recovered. The asset growth of the Company should result in an increased level of net interest income, which coupled with noninterest income, should exceed the growth and level of noninterest expense and provision for loan losses. Anticipated profitability is reinforced by the incremental improvement reflected in quarterly results during 1999.

The following table shows some of the key equity performance ratios for the year ended December 31, 1999.


                                                                 1999
                                                                 ----
                  Return on average total assets                (2.96)%
                  Return on average equity                      (8.25)
                  Average equity to average assets               35.9

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 1999 totaled $3,681,846 and $1,393,930 respectively, providing for net interest income of $2,287,916. The net yield on average earning assets during 1999 was 4.20%. The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table depicts the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity during 1999.



                                                                                      Interest
                                                                 Average               Earned          Yield
                                                                 Balance               or Paid        or Cost
                                                                 -------               -------        -------
ASSETS:
         Loans                                                 $ 28,746,925       $  2,368,367         8.24%
         Investment securities                                    6,087,425            318,153         5.23
         Federal funds sold                                      10,367,027            533,124         5.14
         Interest-bearing deposits                                9,332,405            462,202         4.95
                                                               ------------       ------------         ----
            Total interest-earning assets                        54,533,782          3,681,846         6.75

         Allowance for loan losses                                 (390,586)
         Other assets                                             2,484,457
                                                               ------------
            Total assets                                       $ 56,627,653
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
         Interest-bearing checking                             $  4,597,201            154,562         3.36
         Savings                                                    617,768             18,139         2.94
         Money market                                            19,793,392            917,439         4.64
         Certificates of deposit                                  5,598,305            292,042         5.22
         Short term borrowings                                      210,986             11,748         5.57
                                                               ------------       ------------         ----
            Total interest-bearing liabilities                   30,817,652          1,393,930         4.52

         Noninterest-bearing deposits                             5,199,846
         Other liabilities                                          289,804
         Stockholders' equity                                    20,320,351
                                                               ------------
            Total liabilities and stockholders' equity         $ 56,627,653
                                                               ============
Net Interest Income                                                               $  2,287,916
                                                                                  ============

Net Yield on Interest-Earning Assets                                                                  4.20%
                                                                                                      ====


Interest income is primarily generated from the loan portfolio, which comprised 53% of average earning assets during 1999. The loan portfolio, with an average yield of 8.24%, earned $2.4 million, or 64% of total interest income. The investment securities portfolio, Federal funds sold and interest-bearing deposits equaled 11%, 19% and 17% of average earning assets during 1999, respectively. With an average yield of 5.23%, investment securities contributed $318,153, or 9% of total interest income, while Federal funds sold and interest-bearing deposits ended 1999 with a combined average yield of 5.05%, and earned 27% of total interest income.

Interest expense is primarily generated from money market deposits, which equaled 36% of average earning assets during 1999. Certificates of deposit, with an average rate of 5.22%, cost $292,042, or 21% of total interest expense. Savings deposits and interest bearing checking accounts equaled 1% and 8% of average earning assets during 1999, respectively. With an average rate of 2.94%, savings deposits cost $18,139, or 1% of total interest expense, while interest bearing checking accounts cost an average rate of 3.36%, and cost $154,562, or 11% of total interest expense. Short term borrowings, comprised of Federal funds purchased, had an average rate of 5.57% during 1999. The Company paid $11,748 in short term interest expense, or 1% of total interest expense.

Provision for Loan Losses. Reflecting significant loan growth, the provision for loan losses was $1,010,000 during 1999. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 1999 was 1.50%, which also approximately represents the average ratio for the entire year. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Reflecting its focus on credit quality, the Company has only recorded one small consumer charge-off since its inception.

Noninterest Income. Noninterest income was $287,739 during 1999. Income earned on mortgage origination and closing fees was $216,366 during 1999, while service charge income was $14,720 and other fee income amounted to $32,099. Income recorded from the newly formed Investment Management & Trust Services was $24,554 during 1999. There was no noninterest income recorded during 1998.

Noninterest Expense. Noninterest expense totaled $3,241,097 during 1999. Salary and benefits costs were $1,886,670, while occupancy, furniture and equipment expenses totaled $345,698. Additional large overhead expenses include costs for professional fees and services which amounted to $378,417 and marketing and general office expenses at $141,051 and $131,777, respectively. The majority of the costs incurred during 1999 were for general bank operations; however, $102,000 of professional fees and services were incurred during the first quarter and related to the start-up and development costs of the Bank. While the future dollar volume of noninterest expenses is anticipated to increase as a percent of average assets, the level is expected to decline as the Company continues to grow and operating efficiencies are realized.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 125.8% for all of 1999. This level of efficiency ratio is high, but not out of line for a start-up bank during its first year of operation. However, due primarily to the rapid asset growth that has translated into increased net interest income, the efficiency ratio improved throughout 1999 and was 93.2% during the fourth quarter. The efficiency ratio should continue to improve in the future as additional asset growth and operating efficiencies are realized.

Income Tax Expense. Due to the net loss from operations recorded by the Company, no provision for income tax expense was necessary during 1999. It is anticipated that the Company will be in a taxable position in the future.

1998 Results of Operations. The Company was incorporated on July 8, 1998 as a bank holding company to establish and own the Bank. The Bank received all necessary regulatory approvals and began operations on February 19, 1999. During 1998, the Company expended approximately $58,000 for furniture, fixtures, and equipment and other necessary assets, prior to commencing bank operations.

As of December 31, 1998, the Company had an accumulated deficit during the development stage of $473,434. The deficit resulted primarily from costs related to organizing the Bank.

CAPITAL SOURCES

Stockholders' equity is a noninterest bearing source of funds which provides support for asset growth. Stockholders' equity was $21,320,179 and ($473,424) at December 31, 1999 and 1998, respectively. The increase during 1999 was attributable to the Company's successfully completing its initial public offering whereby 2,530,000 shares were sold at $10.00 per share. Total proceeds from the IPO were $25,300,000 less underwriters' fees and offering costs of $1,830,230, for net proceeds of $23,469,770. The Company used $15,000,000 of the net proceeds from the IPO to provide the initial capitalization of the Bank in

February 1999. The Company's 1999 net operating loss of $1,675,442 negatively impacted stockholders' equity.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Bank as of December 31, 1999 are disclosed under Note 14 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 1999. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

LIQUIDITY

Liquidity is measured by the Company's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 1999 and was generated entirely from in-market sources. At December 31, 1999, total deposits were $81,733,238 and the loan-to-deposit ratio was 82.4%. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. Should sufficient funding from in-market sources not be enough to match the loan growth, the Company will develop wholesale or out-of-market deposit and borrowing capacities.

The Company has the ability to borrow money on a daily basis through correspondent banks (Federal funds purchased), and at December 31, 1999 had $210,000 outstanding. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

In addition to the normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1999, the Company had a total of $21,221,712 in unfunded loan commitments and $284,982 in unfunded standby letters of credit. The loan commitments are lines of credit to be drawn at any time as customers' cash needs vary. The Company monitors fluctuations in loan balances and commitments levels and includes such data in its overall liquidity management.

MARKET RISK ANALYSIS

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has no agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates is assumed to be insignificant.

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Company's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Company assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset quality.

There are two interest rate risk measurement techniques which may be used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates. The following table depicts the Company's GAP position as of December 31, 1999 (dollars in thousands):



                                             Within        Three to       One to         After
                                             Three          Twelve         Five          Five
                                             Months         Months         Years         Years        Total
                                            ------------------------------------------------------------------------
ASSETS:
       Variable rate loans                  $ 37,945      $              $            $             $  37,945
       Residential real estate loans           3,257          2,416         21,183        2,514        29,370
       Federal funds sold                     20,848                                                   20,848
       Securities available for sale           5,245                                        571         5,816
       Interest-bearing deposits               7,322                                                    7,322
       Allowance for loan losses                                                         (1,010)       (1,010)
       Other assets                                                                       3,356         3,356
                                            ------------------------------------------------------------------------
Total Assets                                $ 74,617      $   2,416      $  21,183    $   5,431     $ 103,647
                                            ------------------------------------------------------------------------

LIABILITIES:
       Interest-bearing checking            $  3,770      $     280      $   1,500    $   1,875     $   7,425
       Savings accounts                           39            117            620          775         1,551
       Money market accounts                  45,426          1,770                                    47,196
       Time deposits                           3,566          7,627          3,679                     14,872
       Other borrowings                          210                                                      210
       Noninterest-bearing checking                                                      10,689        10,689
       Other liabilities                                                                    384           384
                                            ------------------------------------------------------------------------
Total Liabilities                             53,011          9,794          5,799       13,723        82,327
Stockholders' Equity                                                                     21,320        21,320
                                            ------------------------------------------------------------------------
Total Sources of Funds                      $ 53,011      $   9,794      $   5,799    $  35,043     $ 103,647
                                            ------------------------------------------------------------------------

Net Asset (Liability) GAP                   $ 21,606      $  (7,378)     $  15,384    $ (29,612)    $
                                            ------------------------------------------------------------------------

CUMULATIVE GAP                              $ 21,606      $  14,228      $  29,612    $             $
                                            ------------------------------------------------------------------------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                 20.8%          13.7%          28.6%         0.0%          0.0%


A second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. The Company believes that this methodology will provide a more accurate measurement of interest rate risk than the GAP analysis. A simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

Due to the low level of risk during the first year of operation, the Company did not utilize simulation analysis as a tool for measuring the effects of interest rate risk on the income statement. As growth has dictated, the Company is in the process of assessing and acquiring simulation modeling capabilities for use in the future.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing, and deposit gathering strategies; client preferences; and other factors.

YEAR 2000 ISSUE

The approach of the year 2000 presented potential problems to businesses that utilize computers in their daily operations. It was anticipated that some computer systems might not be able to properly interpret dates after December 31, 1999 because they used only two digits to indicate the year in the date. Therefore, a date using "00" as the year might recognize the year as 1900 rather than the year 2000.

The Company assessed the potential problems associated with the Year 2000 computer issue and developed a contingency plan. A group consisting of senior officers and employees met periodically and provided regular reports to the Board of Directors detailing progress with the Year 2000 issue.

There were no problems encountered by the Company as of January 31, 2000 that it is aware of as a result of the switch to the new millennium; however, all pertinent procedures and contingencies remain in place to counter any problems which might arise in the future.

The Company's expense during 1999 was less than $15,000 for costs associated with the Year 2000 project.

ITEM 7.       FINANCIAL STATEMENTS.

TOWER FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31, 1999 and 1998


                                                                              1999               1998
-------------------------------------------------------------------------------------------------------

ASSETS
Cash                                                                     $  2,273,592         $   5,704
Interest Bearing Deposits                                                   7,321,726           208,216
Federal Funds Sold                                                         20,848,377
                                                                         ------------         ---------
        Total Cash and Cash Equivalents                                    30,443,695           213,920

Securities Available for Sale at Fair Value                                 5,816,391

Loans                                                                      67,314,520
Allowance for Loan Losses                                                  (1,009,509)        $
                                                                         ------------         ---------
        Net Loans                                                          66,305,011

Premises and Equipment, net                                                   723,975            57,696
Other Assets                                                                  357,995           124,960
                                                                         ------------         ---------

        Total Assets                                                     $103,647,067         $ 396,576
                                                                         ============         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non Interest Bearing                                                     $ 10,689,378
Interest Bearing                                                           71,043,860         $
                                                                         -------------        ---------
        Total Deposits                                                     81,733,238

Short-term Borrowings                                                         210,000
Related Party Notes Payable                                                                     760,000
Other Liabilities                                                             383,650           110,000
                                                                         ------------         ---------
        Total Liabilities                                                  82,326,888           870,000
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, no par value, 4,000,000 shares authorized;
        no shares issued and outstanding
Common Stock, no par value, 6,000,000 shares authorized;
        2,530,000 shares issued and outstanding at December 31, 1999
        and 1 share issued and outstanding at December 31, 1998             2,530,000                10
Additional Paid-In-Capital                                                 20,939,770
Accumulated Deficit                                                        (2,148,876)         (473,434)
Unrealized Loss on Securities Valuation                                          (715)
                                                                         ------------         ---------
        Total Stockholders' Equity                                         21,320,179          (473,424)
                                                                         ------------         ---------

        Total Liabilities and Stockholders' Equity                       $103,647,067         $ 396,576
                                                                         ============         =========


     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 1999 and the period from July 8, 1998 (inception) to December 31, 1998


                                                                              1999               1998
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
        Loans, including Fees                                           $  2,368,367          $
        Securities                                                           318,152
        Interest Bearing Deposits                                            462,203
        Federal Funds Sold                                                   533,124
                                                                        ------------          -----------
              Total Interest Income                                      $ 3,681,846

INTEREST EXPENSE:
        Deposits                                                           1,382,182
        Short-term Borrowings                                                 11,748
                                                                        ------------          -----------
              Total Interest Expense                                       1,393,930

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                       2,287,916

PROVISION FOR LOAN LOSSES                                                  1,010,000
                                                                        ------------          -----------

NET INTEREST INCOME                                                        1,277,916

NONINTEREST INCOME:
        Trust                                                                 24,554
        Service Charges                                                       14,720
        Loan Fees                                                            216,366
        Other                                                                 32,099
                                                                        ------------          -----------
              Total Noninterest Income                                       287,739

NONINTEREST EXPENSE:
        Salary and Benefits                                                1,886,670              261,188
        Occupancy and Equipment                                              345,698               19,178
        Marketing                                                            141,051                6,831
        Office Expense                                                       131,777                6,472
        Loan and Professional Costs                                          378,417              127,066
        Other                                                                357,484               52,699
                                                                        ------------          -----------
              Total Noninterest Expenses                                   3,241,097              473,434

LOSS BEFORE INCOME TAXES                                                  (1,675,442)            (473,434)

PROVISION FOR INCOME TAXES
                                                                        ------------          -----------

NET LOSS                                                                $ (1,675,442)         $  (473,434)
                                                                        =============         ===========
BASIC AND DILUTED LOSS PER SHARE                                        $      (0.71)                 n/a
WEIGHTED AVERAGE SHARES OUTSTANDING                                        2,344,055                  n/a


     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 1999 and the period from July 8, 1998 (inception) to December 31, 1998


                                                                             1999                1998
--------------------------------------------------------------------------------------------------------

Net Loss                                                                $ (1,675,442)         $ (473,434)

Unrealized Loss on Securities                                                   (715)
                                                                        ------------          ----------

Comprehensive Loss                                                      $ (1,676,157)         $ (473,434)
                                                                        ============          ==========



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' Equity
For the year ended December 31, 1999 and the period from July 8, 1998 (inception) to December 31, 1998



                                                                                                       LOSS ON
                                                                     ADDITIONAL                      SECURITIES
                                        PREFERRED      COMMON         PAID-IN        ACCUMULATED      AVAILABLE
                                          STOCK        STOCK          CAPITAL          DEFICIT        FOR SALE          TOTAL
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 8, 1998
    (DATE OF INCEPTION)                 $           $                $               $                $              $

Issuance of Common Stock                                    10                                                               10

Net Loss for 1998                                                                       (473,434)                      (473,434)
                                       ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                  10                          (473,434)                      (473,424)

Issuance of Common Stock, net
   of underwriters' fee and offering
   costs                                             2,530,000        20,939,770                                      23,469,770

Retirement of Common Stock                                 (10)                                                              (10)

Net Loss for 1999                                                                     (1,675,442)                      (1,675,442)

Unrealized Loss on Securities
   Available for Sale                                                                                     (715)             (715)
                                       ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $            $2,530,000       $20,939,770    $ (2,148,876)       $ (715)      $21,320,179
                                       ==========================================================================================

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 1999 and the period from July 8, 1998 (inception) to December 31, 1998


                                                                                      1999           1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        NET LOSS                                                                 $ (1,675,442)     $ (473,434)
        Adjustments to Reconcile Net Loss to Net Cash
           Used in Operating Activities:
              Depreciation and Amortization                                           113,005
              Provision for Loan Losses                                             1,010,000
              Increase in Accrued Interest Receivable and Other Assets               (233,035)
              Increase in Accrued Interest Payable and Other Liabilities              273,650         110,000
                                                                                 ------------       ---------
              Net Cash Used in Operating Activities                                  (511,822)       (363,434)

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Net Increase in Loans                                                     (67,315,011)
        Purchase of Securities Available for Sale                                  (5,817,105)
        Purchase of Equipment and Leasehold Expenditures                             (779,285)        (57,696)
                                                                                 ------------       ---------
              Net Cash Used in Investing Activities                               (73,911,401)        (57,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net Increase in Deposits                                                   81,733,238
        Net Increase in Short-term Borrowings                                         210,000
        Gross Proceeds from Issuance of Common Stock                               25,300,000              10
        Payment of Underwriters' Fee and Offering Costs                            (1,830,230)
        Retirement of Common Stock                                                        (10)
        Proceeds from Related Party Notes Payable                                                     760,000
        Repayment of Related Party Notes Payable                                     (760,000)
        Deferred Offering Costs                                                                      (124,960)
                                                                                 ------------       ---------
              Net Cash Provided from Financing Activities                         104,652,998         635,050

Net Increase in Cash and Cash Equivalents                                          30,229,775         213,920

Cash and Cash Equivalents, Beginning of Period                                        213,920
                                                                                 ------------       ---------

Cash and Cash Equivalents, End of Period                                         $ 30,443,695       $ 213,920
                                                                                 ============       =========

     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
Notes TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         ORGANIZATION: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly-owned subsidiary, Tower Bank & Trust Company (the "Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, the Company was in the development stage and its activities were limited to the organization of the Bank as well as the completion of its initial public stock offering.

         PRINCIPALS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

         CASH FLOW REPORTING: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short term investments and Federal funds sold. Cash flows are reported net of customer loan and deposit transactions, interest bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

         SECURITIES: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as a separate component of stockholders' equity, until realized.

         Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold.

         LOANS: Loans are reported at the principal balance outstanding. Interest income is reported on the interest method. Loan fees and costs are recorded through the income statement as incurred and not currently amortized over the life of the loan as the effect of the two methods does not materially differ.

         ALLOWANCE FOR LOAN LOSSES: Management estimates the allowance balance required based on past industry loan loss experience, known and inherent risks in similar portfolios, and economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in the opinion of management should be charged-off.

         Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the Company's internal grading system indicates a doubtful classification.

         PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.

         STOCK OPTIONS: Compensation cost is recognized based on the excess, if any, between the quoted market price of the Company's common stock on the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

         INCOME TAXES: Income tax expense is the sum of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been established to the extent of net deferred tax assets due to a lack of operating performance to ensure the likelihood of recovery.

         FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

         DIVIDEND RESTRICTIONS: The Company and the Bank are subject to banking regulations which require the maintenance of certain capital levels and positive retained earnings, which will prevent the payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter.

         EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share is based on weighted average common shares outstanding. Diluted earnings (loss) per share further assumes the issue of any dilutive potential common shares.

Note 2 - INVESTMENT SECURITIES.

         The amortized cost and fair values of investment securities available for sale at year-end were as follows:


                                                                                          1999
                                                   ------------------------------------------------------------------------
                                                       AMORTIZED       UNREALIZED     UNREALIZED               FAIR
                                                          COST           GAINS          LOSSES                VALUES
         ------------------------------------------------------------------------------------------------------------------

         U.S. Government Agency Debt Obligations       $ 5,246,256     $              $   715              $ 5,245,541
         Federal Reserve Bank Stock                        423,750                                             423,750
         Federal Home Loan Bank Stock                      147,100                                             147,100
                                                   ------------------------------------------------------------------------
              TOTAL INVESTMENT SECURITIES              $ 5,817,106     $              $   715              $ 5,816,391
                                                   ========================================================================


         The amortized cost and fair values of debt investment securities at year-end 1999, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.


                                                      WEIGHTED
                                                      AVERAGE       AMORTIZED           FAIR
                                                       YIELD          COSTS            VALUES
         ---------------------------------------------------------------------------------------------
         Due in one year or less                      5.56%       $ 5,246,256        $ 5,245,541
         Due after one year through five years
         Due after five years through 15 years        6.52%           570,850            570,850


         There were no investment security sales during 1999 or 1998.

         There were no investment securities pledged at December 31, 1999 or December 31, 1998.

Note 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES.

         Loans are as follows:


                                                                DECEMBER 31, 1999
                                                       ------------------------------
                                                               BALANCE          %
-------------------------------------------------------------------------------------
         Real Estate:
              Residential                                  $  5,917,613        8.8%
              Home Equity                                     2,550,904        3.8%
              Commercial Real Estate                          9,164,638       13.6%
         Commercial                                          44,110,020       65.5%
         Consumer                                             5,571,345        8.3%
                                                       ------------------------------

              TOTAL LOANS                                  $ 67,314,520      100.0%
                                                       ==============================



         Activity in the allowance for loan losses was as follows:



                                                                           1999
-----------------------------------------------------------------------------------

         Beginning Balance, January 1                                  $
         Provision Charged to Operating Expense                           1,010,000
         Charge-offs                                                            491
         Recoveries
                                                                       ------------

              ENDING BALANCE, DECEMBER 31                              $  1,009,509
                                                                       ============


         There were no loans classified as impaired at December 31, 1999.

Note 4 - PREMISES AND EQUIPMENT, NET.


         Premises and equipment at December 31, 1999 and December 31, 1998 were as follows:


                                                                       1999                1998
----------------------------------------------------------------------------------------------------
           Leasehold Improvements                                 $    176,876          $
           Furniture and Equipment                                     660,105             57,696
                                                                 -----------------------------------
                   Subtotal                                            836,981             57,696
           Less:  Accumulated Depreciation                             113,006
                                                                 -----------------------------------

                   TOTAL PREMISES AND EQUIPMENT                   $    723,975          $  57,696
                                                                 ===================================


Note 5 - DEPOSITS.

         Deposits are summarized as follows:


                                                                      DECEMBER 31, 1999
                                                               -----------------------------
                                                                    BALANCE            %
         -----------------------------------------------------------------------------------
         Non Interest-Bearing Demand                             $ 11,230,983        13.7%
         Interest-Bearing Checking                                  7,425,344         9.0%
         Money Market                                              47,196,522        57.4%
         Savings                                                    1,550,220         1.9%
         Time, under $100,000                                       4,044,306         4.9%
         Time, $100,000 and over                                   10,827,468        13.1%
                                                               -----------------------------

              TOTAL DEPOSITS                                     $ 82,274,843      100.00%
                                                               =============================


         The following table shows the maturity distribution for certificates of deposit at December 31, 1999.

           2000                                       $ 11,193,106
           2001                                          2,853,806
           2002                                            789,804
           2003
           2004                                             35,058
                                             ----------------------

           Total                                     $  14,871,774
                                             ======================

Note 6 - SHORT TERM BORROWINGS.

         Information relating to short-term borrowings, comprised entirely of Federal funds purchased, at December 31, 1999 is summarized below:


                                                                              1999
         -----------------------------------------------------------------------------
         Outstanding Balance at Year-End                                   $  210,000
         Average Interest Rate at Year-End                                       1.94%
         Average Balance During the Year                                   $  210,986
         Average Interest Rate During the Year                                   5.57%
         Maximum Month End Balance During the Year                         $1,110,000


Note 7 - INCOME TAXES.

         As of December 31, 1999, the Company had net operating loss carry forwards of approximately $526,000. No current benefit or deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately $205,000 to zero. The net deferred tax asset included the following amounts of deferred tax assets and liabilities as of December 31, 1999.

         DEFERRED TAX ASSETS
                 Provision for Loan Losses                                  $ 393,700
                 Start-up / Pre-Opening Expenses                              243,000
                                                                     -----------------
                              Total Deferred Tax Assets                     $ 636,700
                                                                     =================

         DEFERRED TAX LIABILITIES
                 Depreciation                                               $  16,450
                                                                     -----------------
                              Total Deferred Tax Liabilities                $  16,450
                                                                     =================

                                                                           1999
         -----------------------------------------------------------------------------
         Net deferred tax asset before asset valuation                      $ 620,250
         Valuation allowance for deferred tax assets                          620,250
                                                                     -----------------

                              NET                                           $
                                                                     =================


         A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that an allowance of $620,250 is required for 1999.

Note 8  -  STOCK OPTION PLAN.


           On December 14, 1998 and subsequently amended on January 21, 1999, the stockholders and Board of Directors adopted the 1998 Stock Option and Incentive Plan (the "Plan") for officers, employees, and directors. The maximum number of shares of common stock of the Company which may be issued under the Plan may not exceed 310,000 and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed 10 years from the date of grant.

           The table below details option grants made pursuant to the Plan during 1999:

                                                                                 1999
           -------------------------------------------------------------------------------
           STOCK OPTIONS OUTSTANDING
                  Beginning of Period, January 1
                  Granted                                                          307,440
                  Cancelled                                                          2,010
                                                                               -----------

                  End of Period, December 31                                       305,430
                                                                               ===========

           Options Available for Grant at December 31                                4,570
           Options Exercisable at December 31                                       59,994

           Minimum Exercise Price                                                    9.000
           Maximum Exercise Price                                                   10.125
           Average Exercise Price                                                    9.969
           Average Remaining Option Term                                         9.1 years

           ESTIMATED FAIR VALUE OF STOCK OPTIONS GRANTED
                  Assumptions Used:
                         Risk-Free Interest Rate                               5.4% to 6.2%
                         Expected Option Life                                      8 years
                         Expected Stock Volitility                                   34.80%
                         Expected Dividends                                           None

           PRO-FORMA LOSS, ASSUMING SFAS 123 FAIR VALUE
                  METHOD WAS USED FOR STOCK OPTIONS.
                  Net Loss                                                     $(1,973,672)
                  Basic Loss Per Share                                         $     (0.78)
                  Diluted Loss Per Share                                       $     (0.76)

Note 9  -  RELATED PARTY TRANSACTIONS.

           Noninterest bearing notes payable in the amount of $760,000 were outstanding to certain members of the Board of Directors of the Company at December 31, 1998. The notes were paid during the first quarter of 1999 from the proceeds from the Company's initial public offering.

           Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At year-end 1999, the Bank had approximately $11,300,650 in loan commitments to directors and executive officers, of which $10,022,412 were outstanding at December 31, 1999, as reflected in the following table.

           LOAN COMMITMENTS TO DIRECTORS AND EXECUTIVE OFFICERS

                                                                                   1999
           --------------------------------------------------------------------------------
           Beginning Balance, January 1
           New Loans                                                           $10,719,521
           Repayments                                                              697,109
                                                                            --------------

           Ending Balance, December 31                                         $10,022,412
                                                                            ==============


           During 1999, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. Management believes that each of these transactions was on terms no less favorable to the Company or the Bank than those that could be obtained from an unaffiliated third party. Of significance, the Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The lease is a 10-year lease commencing on January 1, 1999 and provides for one renewal term of 10 years at then prevailing market rates. During 1999, the total amount paid to Tippmann by the Company and the Bank for rent and maintenance was $148,518.

Note 10 -  COMMITMENTS AND OFF-BALANCE SHEET RISK.

           The Bank maintains off-balance sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

           The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

           Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 1999, the rates on existing off-balance sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

           The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 1999 was as follows:

           ------------------------------------------------------------
                                                               1999
           ------------------------------------------------------------
           Commitments to Extend Credit                    $ 21,221,712
           Standby Letters of Credit                            284,982
                                                           ------------
                        Total                              $ 21,506,694
                                                           ============
           ------------------------------------------------------------

           Management does not anticipate any significant losses as a result of these commitments.

           The Bank has entered into various operating leases and contracts mainly for office space and for operating systems. Future minimum rentals under all operating leases as of December 31, 1999 are as follows:

           2000                                                $    245,394
           2001                                                     277,095
           2002                                                     258,719
           2003                                                     283,290
           2004                                                     283,856
           Thereafter                                             1,187,761
                                                               ------------

                 Total                                         $  2,536,115
                                                               ============


Note 11 -  EMPLOYEE BENEFIT PLANS.

           The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. The Company made no contribution to the plan during 1999. Any contribution to the 401(k) plan in the future will be determined annually by management and approved by the Board of Directors.

Note 12 -  FAIR VALUES OF FINANCIAL INSTRUMENTS.

           The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 1999. Items which are not financial instruments are not shown.

                                                      CARRYING                  FAIR
                                                       VALUES                  VALUES
                ------------------------------------------------------------------------
                FINANCIAL ASSETS:
                     Cash and Cash Equivalents      $  30,443,695          $  30,443,695
                     Securities Available for Sale      5,816,391              5,816,391
                     Loans, net                        67,314,520             66,603,013
                     Accrued Interest Receivable          306,268                306,268

                FINANCIAL LIABILITIES:
                     Deposits                       $  81,733,238          $  81,724,554
                     Short-term Borrowings                210,000                210,000
                     Accrued Interest Payable             132,429                132,429


           Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for IRAs, CDs, and short-term borrowings is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance sheet loan commitments is considered to approximate carrying value.


Note 13 -  INITIAL PUBLIC OFFERING.

           On January 29, 1999, the Company completed an initial public offering of its common stock during which 2,200,000 shares were sold at $10.00 per share. On February 12, 1999, the Company completed the sale of 330,000 common shares included in the underwriters' overallotment option at $10.00 per share. Total proceeds from the offering were $25,300,000 less underwriters' fees and offering expenses of $1,830,230 for net proceeds of $23,469,770. The Company used approximately $15,000,000 of the net proceeds from the stock offering to provide the initial capitalization of the Bank in February 1999.

Note 14 -  REGULATORY MATTERS.

           The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

           Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In addition, as a condition to regulatory approvals of the Bank's formation, the Bank is required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 to average assets in excess of nine percent (9%), all during the first three years of operation. Management believes, as of

           December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

           As of December 31, 1999, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

           The following schedule presents the Bank's regulatory capital ratios as of December 31, 1999:

                                                                   TOTAL            TIER 1            TIER 1
                                                                 RISK-BASED       RISK-BASED         LEVERAGE
                                                                  CAPITAL           CAPITAL          CAPITAL
           -------------------------------------------------------------------------------------------------------
           Minimum Capital Adequacy Ratio                           8.00%            4.00%             4.00%
           Percent to be Well Capitalized                          10.00%            6.00%             5.00%
           ACTUAL % - DECEMBER 31, 1999                            15.89%           14.78%            15.62%

           At December 31, 1999:
                   Required Capital                            $ 7,283,859       $ 3,641,930      $ 3,446,158
                   Capital to be Well Capitalized                9,104,824         5,462,894        4,307,697
                   ACTUAL CAPITAL                               14,469,875        13,460,366       13,460,366

Note 15 -  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS.

           Following are condensed parent company (the Company's) financial statements. The 1998 statements include the period from July 8, 1998 (date of inception) through December 31, 1998.

                                       CONDENSED BALANCE SHEETS
                                       ------------------------
                                                                                 1999                  1998
                                                                          ---------------------------------------
           ASSETS
           Cash and Cash Equivalents                                             $ 7,863,631           $ 213,920
           Investment in Tower Bank                                               13,461,081
           Other Assets                                                                                  182,656
                                                                          ---------------------------------------

                         Total Assets                                            $21,324,712           $ 396,576
                                                                          =======================================
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Related Party Loans                                                                         $ 760,000
           Other Liabilities                                                           3,818             110,000
           Stockholders' Equity                                                   21,320,894            (473,424)
                                                                          ---------------------------------------

                         Total Liabilities and Stockholders' Equity              $21,324,712           $ 396,576
                                                                          =======================================


                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                                                                   1999                  1998
                                                                          ---------------------------------------
           INCOME
           Interest Income                                                      $    363,151           $
           Other Income                                                                  822
                                                                          ---------------------------------------

                         Total Income                                                363,973

           EXPENSE
           Salary and Benefits                                                       284,742             261,188
           Professional                                                              138,165             127,066
           Other Expense                                                              77,589              85,180
                                                                          ---------------------------------------
                         Total Expense                                               500,496             473,434

           LOSS BEFORE INCOME TAX AND EQUITY IN UNDISTRIBUTED
               NET LOSS OF SUBSIDIARIES                                             (136,523)           (473,434)

           Income Taxes
           Equity in Undistributed Net Loss of Subsidiary                         (1,538,919)
                                                                          ---------------------------------------

           NET LOSS                                                             $ (1,675,442)          $(473,434)
                                                                          =======================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                          ----------------------------------
                                                                                  1999              1998
                                                                            ------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net Loss                                                             $ (1,675,442)       $ (473,434)
           Adjustments to Reconcile Net Loss To Net Cash
             from Operating Activities:
                 Equity in Undistributed Loss of the Bank                          1,538,919
                 Change in Other Assets                                              182,656           110,000
                 Change in Other Liabilities                                        (106,182)
                                                                               ------------------------------------
                 Net Cash Used in Operating Activities                               (60,049)         (363,434)

      CASH FLOWS FROM INVESTING ACTIVITIES
           Equipment Expenditures                                                                      (57,696)
                                                                               ------------------------------------
                 Net Cash From Investing Activities                                                    (57,696)

      CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from Related Party Notes Payable                                                   760,000
           Proceeds from Issuance of Common Stock                                 25,300,000                10
           Payment of Underwriters' Fee and Offering Costs                        (1,830,230)
           Retirement of Related Party Notes Payable                                (760,000)
           Retirement of Common Stock                                                    (10)
           Capital Investment into the Bank                                      (15,000,000)
           Deferred Offering Costs                                                                    (124,960)
                                                                               ------------------------------------
                 Net Cash Provided From Financing Activities                       7,709,760           635,050

        NET INCREASE IN CASH AND CASH EQUIVALENTS                                  7,649,711           213,920

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               213,920
                                                                                 ------------------------------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,863,631        $  213,920
                                                                                 ====================================

                         REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Shareholders
Tower Financial Corporation:



In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tower Financial Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year December 31, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998, ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PricewaterhouseCoopers LLP



Fort Wayne, Indiana

January 13, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item concerning the directors and nominees for director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Registrant" at the end of
Part 1 of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and instruction 3 to Item 401(b) of Regulation S-K.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulations 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulations 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TOWER FINANCIAL CORPORATION

                                                By:   /s/ Donald F. Schenkel
                                                      --------------------------
   Date:  March 10, 2000                              Donald F. Schenkel
                                                      Chairman of the Board,
                                                      President And Chief
                                                      Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                                TITLE                                       DATE
   ---------                                -----                                       ----
   /s/ Donald F. Schenkel                   Chairman of the Board, President,           March 10, 2000
   ---------------------------------------- Chief Executive Officer and
   Donald F. Schenkel                       Director (Principal Executive Officer)


   /s/ Kevin J. Himmelhaver                 Chief Financial Officer and Secretary       March 10, 2000
   ---------------------------------------- (Principal Financial Officer
   Kevin J. Himmelhaver                     and Principal Accounting Officer)


   /s/ Keith E. Busse                       Director                                    March 10, 2000
   ----------------------------------------
   Keith E. Busse

   /s/ Peter T. Eshelman                    Director                                    March 10, 2000
   ----------------------------------------
   Peter T. Eshelman

   /s/ Michael S. Gouloff                   Director                                    March 10, 2000
   ----------------------------------------
   Michael S. Gouloff

   /s/ Craig S. Hartman                     Director                                    March 10, 2000
   ----------------------------------------
   Craig S. Hartman

   /s/ Jerome F. Henry, Jr.                 Director                                    March 10, 2000
   ----------------------------------------
   Jerome F. Henry, Jr.

   /s/ R.V. Prasad Mantravadi, M.D.         Director                                    March 10, 2000
   ----------------------------------------
   R.V. Prasad Mantravadi, M.D.

   /s/ Michael J. Mirro, M.D.               Director                                    March 10, 2000
   ----------------------------------------
   Michael J. Mirro, M.D.

   /s/ Debra A. Niezer                      Director                                    March 10, 2000
   ----------------------------------------
   Debra A. Niezer

   /s/ William G. Niezer                    Director                                    March 10, 2000
   ----------------------------------------
   William G. Niezer

   ---------------------------------------- Director                                    March 10, 2000
   Maurice D. O'Daniel


   SIGNATURE                                TITLE                               DATE
   ---------                                -----                               ----
   /s/ Leonard I. Rifkin                    Director                            March 10, 2000
   ----------------------------------------
   Leonard I. Rifkin

   /s/ Joseph D. Ruffolo                    Director                            March 10, 2000
   ----------------------------------------
   Joseph D. Ruffolo

   /s/ Larry L. Smith                       Director                            March 10, 2000
   ----------------------------------------
   Larry L. Smith

                                            Director                            March 10, 2000
   ----------------------------------------
   John V. Tippmann, Sr.

   /s/ J. Richard Tomkinson                 Director                            March 10, 2000
   ----------------------------------------
   J. Richard Tomkinson

   /s/ Irene A. Walters                     Director                            March 10, 2000
   ----------------------------------------
   Irene A. Walters

                                INDEX TO EXHIBITS


EXHIBIT
NO.                                         DESCRIPTION
---                                         -----------
3.1                                 (1)     Restated Articles of Incorporation of the Registrant

3.2                                 (1)     By-Laws  of the Registrant

10.1                                (1)     Lease Agreement dated October 6, 1998 between the
                                            Registrant and Tippmann Properties, Inc.

10.2                                (1)     Electronic Data Processing Services Contract dated
                                            October 1, 1998 between Registrant and Rurbanc
                                            Data Services, Inc.

10.3*                               (1)     1998 Stock Option and Incentive Plan

10.4*                               (1)     Employment Agreement dated December 1, 1998 between
                                            the Registrant and Donald F. Schenkel

10.5*                               (1)     Employment Agreement dated December 1, 1998 between
                                            the Registrant and Kevin J. Himmelhaver

10.6*                               (1)     Employment Agreement dated December 1, 1998 between
                                            the Registrant and Curtis A. Brown

10.7                                        Lease Agreement dated February 16, 1999 between the
                                            Registrant and Opal Development, Inc.

10.8                                        Lease Agreement dated November 1, 1999 between the
                                            Registrant and Reiff Enterprises

10.9                                        Lease Agreement dated December 6, 1999 between the
                                            Registrant and Chestnut - Dupont Partners

21                                          Subsidiaries of the Company

27                                          Financial Data Schedule


* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-B.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration No.
         333-67235) is incorporated herein by reference.