Form 10QSB
period 2000-03-31
TOWER FINANCIAL CORP
filed 2000-05-11
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from              to
                                        ------------    ------------
         Commission file number 000-25287


                           TOWER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           INDIANA                                           35-2051170
           -------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                      Identification No.)





                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)


                                 (219) 427-7000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


                 Number of shares of the issuer's common stock, without par value, outstanding as of April 30, 2000: 2,530,000.


         Transitional Small Business Disclosure Format    Yes [ ]      No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                       (unaudited)
                                                                                         MARCH 31,             DECEMBER 31,
                                                                                           2000                   1999
                                                                                      --------------        ---------------
ASSETS

Cash                                                                                   $  2,308,968           $  2,273,592
Interest bearing deposits in banks                                                        3,182,528              7,321,726
Federal funds sold                                                                       20,741,220             20,848,377
                                                                                       ------------           ------------
            Total cash and cash equivalents                                              26,232,716             30,443,695
Securities available for sale, at fair value                                             20,828,044              5,816,391
Loans                                                                                    94,217,729             67,314,520
Allowance for loan losses                                                               (1,409,509)             (1,009,509)
                                                                                       ------------           ------------
            Net loans                                                                    92,808,220             66,305,011
Premises and equipment, net                                                                 846,686                723,975
Other assets                                                                                578,934                357,995
                                                                                       ------------           ------------

            Total assets                                                               $141,294,600           $103,647,067
                                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest bearing                                                                    $ 16,240,818           $ 10,689,378
Interest bearing                                                                        103,046,691             71,043,860
                                                                                       ------------           ------------
            Total deposits                                                              119,287,509             81,733,238
Short term borrowings                                                                       210,000                210,000
Accrued expenses and other liabilities                                                      632,570                383,650
                                                                                       ------------           ------------
            Total liabilities                                                           120,130,079             82,326,888

            Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
       no shares issued and outstanding
Common stock, no par value, 6,000,000 shares authorized;
       2,530,000 shares issued and outstanding at March 31, 2000
       and at December 31, 1999                                                           2,530,000              2,530,000
Additional paid-in capital                                                               20,939,770             20,939,770
Accumulated deficit                                                                      (2,299,601)            (2,148,876)
Net unrealized depreciation on securities available for sale, net of tax                     (5,648)                  (715)
                                                                                       ------------           ------------
            Total stockholders' equity                                                   21,164,521             21,320,179

            Total liabilities and stockholders' equity                                 $141,294,600           $103,647,067
                                                                                       ============           ============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                                                        THREE MONTHS          THREE MONTHS
                                                                            ENDED                ENDED
                                                                        MARCH 31, 2000       MARCH 31, 1999
                                                                    ------------------     -------------------
INTEREST INCOME:
      Loans, including fees                                              $  1,758,097              $   40,083
      Securities                                                              112,466                  36,706
      Interest bearing deposits with banks                                     97,030                 156,878
      Federal funds sold                                                      256,257                       -
                                                                    ------------------     -------------------
           Total interest income                                            2,223,850                 233,667

INTEREST EXPENSE:
      Deposits                                                              1,041,977                  33,709
      Borrowings                                                                2,879                       -
                                                                    ------------------     -------------------
           Total interest expense                                           1,044,856                  33,709
                                                                    ------------------     -------------------
NET INTEREST INCOME                                                         1,178,994                 199,958

Provision for loan losses                                                     400,000                  90,000
                                                                    ------------------     -------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           778,994                 109,958

NONINTEREST INCOME:
      Trust                                                                    64,858                       -
      Service charges                                                          19,336                      72
      Loan fees                                                                75,939                   5,612
      Other fees                                                               33,335                     486
                                                                    ------------------     -------------------
           Total noninterest income                                           193,468                   6,170

NONINTEREST EXPENSE:
      Salaries and benefits                                                   648,281                 426,324
      Occupancy and equipment                                                 146,393                  59,595
      Marketing                                                                42,983                  21,495
      Processing                                                               32,896                  11,756
      Office supply                                                            32,207                  40,541
      Legal and professional                                                  122,736                 118,231
      Other expense                                                            97,691                  57,296
                                                                    ------------------     -------------------
           Total noninterest expense                                        1,123,187                 735,238

LOSS BEFORE INCOME TAX                                                       (150,725)               (619,110)
Provision for income tax                                                            -                       -
                                                                    ------------------     -------------------

NET LOSS                                                                  $  (150,725)            $  (619,110)
                                                                    ==================     ===================

BASIC AND DILUTED LOSS PER SHARE                                           $    (0.06)             $    (0.35)
Average shares outstanding                                                  2,530,000               1,775,889


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

                                                                                THREE MONTHS            THREE MONTHS
                                                                                   ENDED                  ENDED
                                                                               MARCH 31, 2000         MARCH 31, 1999
                                                                            ------------------     -------------------

Net loss, as reported                                                            $  (150,725)            $  (619,110)

Unrealized depreciation on securities available for sale, net of tax                  (4,933)                    (86)
                                                                            ------------------     -------------------

COMPREHENSIVE LOSS                                                               $  (155,658)            $  (619,196)
                                                                            ==================     ===================

     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2000 and March 31, 1999
(unaudited)


                                                                                                         NET
                                                                                                     UNREALIZED
                                                                                                    DEPRECIATION
                                                                                                    ON SECURITIES
                                                                     ADDITIONAL                       AVAILABLE
                                       PREFERRED       COMMON          PAID IN       ACCUMULATED      FOR SALE,
                                         STOCK          STOCK          CAPITAL         DEFICIT        NET OF TAX         TOTAL
                                    ----------------------------------------------------------------------------------------------
Balance, January 1, 1999             $         -      $       10    $          -     $  (473,434)   $           -    $    (473,424)

Issuance of common stock,
    net of underwriters' fee
    and offering costs                                 2,530,000      20,943,770                                        23,473,770
                                               -                                               -                -

Retirement of common stock                     -             (10)              -               -                -              (10)

Net unrealized depreciation on
    securities available for sale,
    net of tax                                 -               -               -               -              (86)             (86)


Net loss                                       -               -               -        (619,110)               -         (619,110)
                                    ----------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1999              $         -      $2,530,000    $ 20,943,770     $(1,092,544)   $         (86)   $  22,381,140
                                    ==============================================================================================



Balance, January 1, 2000             $         -      $2,530,000    $ 20,939,770     $(2,148,876)   $        (715)   $  21,320,179

Net unrealized depreciation on
    securities available for sale,
    net of tax                                 -               -               -               -           (4,933)          (4,933)


Net loss                                       -               -               -        (150,725)               -         (150,725)
                                    ----------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2000              $         -      $2,530,000    $ 20,939,770     $(2,299,601)    $     (5,648)   $  21,164,521
                                    ==============================================================================================






      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

                                                                            THREE MONTHS           THREE MONTHS
                                                                               ENDED                   ENDED
                                                                            MARCH 31, 2000         MARCH 31, 1999
                                                                         ------------------     -------------------
Cash flows from operating activities:
     Net loss                                                                  $  (150,725)            $  (619,110)
     Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
         Depreciation and amortization                                              42,580                  13,649
         Provision for loan losses                                                 400,000                  90,000
         (Increase) decrease in accrued interest receivable
            and other assets                                                      (220,939)                 62,933
         Increase in accrued interest payable and other liabilities                248,920                 204,703
                                                                         ------------------     -------------------
             Net cash provided by (used in) operating activities                   319,836                (247,825)
                                                                         ------------------     -------------------

Cash flows used in investing activities:
     Net increase in loans                                                     (26,903,209)            (11,392,481)
     Purchase of securities available for sale                                 (15,016,586)             (5,441,586)
     Purchase of equipment and leasehold expenditures                             (165,291)               (499,039)
                                                                         ------------------     -------------------
             Net cash used in investing activities                             (42,085,086)            (17,333,106)
                                                                         ------------------     -------------------
Cash flows from financing activities:
     Net increase in deposits                                                   37,554,271              14,999,856
     Gross proceeds from issuance of common stock                                      -                25,300,000
     Payment of underwriters' fee and offering costs                                   -                (1,826,230)
     Retirement of common stock                                                        -                       (10)
     Repayment of related party notes payable                                          -                  (760,000)
                                                                         ------------------     -------------------
             Net cash provided from financing activities                        37,554,271              37,713,616
                                                                         ------------------     -------------------

Net increase (decrease) in cash and cash equivalents                            (4,210,979)             20,132,685

Cash and cash equivalents, beginning of period                                  30,443,695                 213,920
                                                                         ------------------     -------------------

Cash and cash equivalents, end of period                                      $ 26,232,716            $ 20,346,605
                                                                         ==================     ===================



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    A. ORGANIZATION: Tower Financial Corporation ("the Company") was incorporated on July 8, 1998. The Company's wholly-owned subsidiary, Tower Bank & Trust Company ("the Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, the Company was in the development stage and its activities were limited to the organization of the Bank as well as the completion of its initial public stock offering.

    B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2000 and its consolidated results of operations, comprehensive income, stockholders' equity and cash flows for the three-month periods ended March 31, 2000 and March 31, 1999. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

    C. PRINCIPALS OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


3.   EARNINGS PER SHARE:

     Earnings per share is computed based on the weighted average number of shares outstanding during the first quarter of 2000 and 1999 at 2,530,000 and 1,775,889 shares, respectively.

     Stock options granted through March 31, 2000 had an anti-dilutive effect on earnings per share.


4.   INCOME TAXES:

     At March 31, 2000, the Company had net operating loss carryforwards of approximately $2,299,601. No deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately
     $919,870 to zero.

5.   STOCK OPTION PLAN:

     On December 14, 1998, and subsequently amended on January 21, 1999, the stockholders and Board of Directors adopted the 1998 Stock Option and Incentive Plan (the "Plan") for officers, employees and directors. The maximum number of shares, which may be issued under the Plan, may not exceed 310,000 and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

     At March 31, 2000, options for 307,420 shares had been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $8.125 to $10.1875 per share. During the first quarter of 2000, certain directors surrendered options for an aggregate of 22,350 shares for cancellation. As permitted by the Plan, stock options to purchase these 22,350 shares were then granted ratably to two directors who were added to the Board in 1999. Also during the quarter, options for 3,000 shares were granted to an officer and options for 1,010 shares were terminated in accordance with the Plan due to an employee termination. Under the Plan, the shares associated with the terminated options may be subject to new option grants. Of the total options granted, options for 141,855 shares were vested and exercisable at March 31, 2000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was formed to be the bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation and is also a member of the Federal Reserve System. The Bank provides a full range of commercial and consumer banking services and investment management and personal trust services primarily in Allen County, Indiana, including Fort Wayne and its suburbs. The Bank also operates loan production offices in Huntington County, Indiana and Whitley County, Indiana.

Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering ("IPO"). The Company funded its start-up and organizational costs through loans from directors in an aggregate amount of $760,000, which loans were repaid upon completion of the IPO. Total proceeds to the Company from the IPO were $22,709,770 (net of offering expenses, underwriters' discounts and repayment of director loans), of which $15,000,000 was used to initially capitalize the Bank.

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2000 and December 31, 1999 and results of operations for the three months ended March 31, 2000 and March 31, 1999. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- the Company's status as a start-up company with less than two years of operating history;
- the Company's expectation of significant losses during the first years of operations,
- the effect of extensive banking regulation on the Bank's ability to grow and compete,
- the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads,
- the competitive disadvantage resulting from the Company's status as a highly-regulated company;
-   the Company's dependence on key management personnel,
- the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration,
- the Company's dependence on a favorable local economy in the Bank's primary service area,
-   the Bank's dependence on net interest spread for profitability; and
- the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

Total assets of the Company were $141,294,600 at March 31, 2000 compared to its assets at December 31, 1999 of $103,647,067. The significant increase in assets was reflected generally in loans and was attributable primarily to the inflow of funds from deposit growth at the Bank during the first quarter of 2000. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during these quarters was also a result of deposit growth at the Bank. Total assets at March 31, 1999 were $37,695,699. As the Bank enters its second year of operation, the Company anticipates that assets will continue to increase significantly.

Cash and cash equivalents, which include Federal funds sold, were $26,232,716 at March 31, 2000, a $4,210,979 decrease from $30,443,695 at December 31, 1999.
Securities available for sale were $20,828,044 at the end of the first quarter of 2000, an increase of $15,011,653 from year-end. The decrease in cash and cash equivalents during the first quarter of 2000 was due mainly to the fact that the Company made a $4,000,000 capital contribution to the Bank. The contribution was made to provide adequate capital levels as a result of, and in anticipation of, further growth at the Bank. The increase in securities available for sale was the result of purchases of short-term investment securities with excess liquid funds provided from deposit growth.

Total loans were $94,217,729 at March 31, 2000 reflecting significant growth from the fourth quarter of 1999. Total loans were $67,314,520 at December 31, 1999. The loans outstanding at March 31, 2000 consisted of $75 million in commercial and commercial real estate loans, $7 million in residential real estate and $12 million in home equity and consumer loans. Loan growth occurred during the first quarter, mainly in the commercial and commercial real estate sector.

The allowance for loan losses at March 31, 2000 was $1,409,509. This represented approximately 1.5% of total loans outstanding. The provision for the allowance during the first quarter was $400,000 compared to $320,000 in the previous quarter. The addition to the allowance during the first quarter was directly attributable to the amount of the loan growth during that period. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2000 as a result of anticipated increases in the total loan portfolio. Other than a small consumer loan loss of $491 incurred during 1999, the Company has not suffered any loan losses. At March 31, 2000 there were no nonaccrual loans and no loans past due more than 30 days.

Net premises and equipment increased by $122,711 during the first three months of 2000 from $723,975 at December 31, 1999. The net increase resulted from expenditures on several projects including leasehold improvements, equipment and furniture for a new branch bank in Fort Wayne, development of Internet functionality and site work, as well as furniture and equipment for new personnel.

Other assets increased by $220,933 from the prior quarter ending December 31, 1999 and were $578,934 at March 31, 2000. The increase from year-end was mainly attributable to higher levels of accrued interest income due to a larger base of earning assets.

Total deposits were $119,287,509 at the end of March 2000. Total deposits at December 31, 1999 were $81,733,238. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and municipal sectors. While growth during the first quarter of 2000 was reflected in most categories, it was evident mainly in noninterest-bearing balances where growth was approximately $5.5 million and large dollar CDs which grew roughly $30.8 million.

Accrued expenses and other liabilities increased by $248,920 from $383,650 at December 31, 1999. This increase was attributable mainly to accrued interest expense from a higher level of deposits during the first quarter of 2000.

Total stockholders' equity at March 31, 2000 was $21,164,521; a decrease of $155,658 from the $21,320,179 at December 31, 1999. The decrease was mainly attributable to the net loss of $150,725 recorded during the first quarter of 2000 as well as the net change in the unrealized depreciation on securities.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended March 31, 2000 reflected an operating loss of $150,750. In comparison, the net loss was $249,570 and $619,110 for the fourth and first quarters of 1999, respectively. Improved operating results have been reflected in each quarter since the Bank began operations on February 19, 1999. The $98,820 operating improvement from the fourth quarter of 1999 was mainly the result of higher net interest income as a result of loan growth during that period. Significant improvement was achieved over the first quarter of 1999 as that quarter was the initial quarter of bank operations and reflected expenses associated with the development stage.

At March 31, 2000, the Company had an accumulated deficit of $2,299,601. The accumulated deficit and net losses are reflective of organizational and start-up costs incurred during the development stage from July 1998 to February 1999. In addition, general bank operations in 1999 and the first quarter of 2000 have generated a loss as the Bank builds its loan portfolio and trust business to achieve a profitable level and builds its allowance for loan loss. Management believes that the Company may begin to generate some profitable quarters during 2000 as a result of the anticipated growth of the business.

Net loss per share for the three-month periods ended March 31, 2000 and 1999 was $.06 and $.35, respectively. Net loss per share for the fourth quarter of 1999 was $.10.

Interest income for the three-month periods ended March 31, 2000 and 1999 was $2,223,850 and $233,667, respectively, while interest expense for those periods was $1,044,856 and $33,709, respectively, resulting in net interest income of $1,178,994 for the first quarter of 2000 and $199,958 for the first quarter of 1999. Net interest income for the fourth quarter of 1999 was $951,720. The increase during each quarter of 1999 and 2000 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first quarter of 2000 was 4.19%, while the net interest margin for the first and fourth quarters of 1999 was 4.61% and 4.13%, respectively.

A loan loss provision was recorded in the amount of $400,000 during the first quarter of 2000 as compared to $320,000 for the fourth quarter, and $90,000 for the first quarter, 1999. The increase in provision is directly related to the growth in the loan portfolio. The loan loss provision totaled $1,409,509 and was 1.5% of total loans outstanding on March 31, 2000. As the Company has had no significant loan loss experience and no nonperforming assets at March 31, 2000, the provision was established primarily upon peer industry data of comparable commercial banks.

Noninterest income was $193,468 during the first quarter of 2000. This was a $187,298 increase over the first quarter of 1999 and a $110,058 increase over the fourth quarter of 1999. The increase in noninterest income from the comparable periods is mainly attributable to the development of the fee-based trust services group as well as the growth in fees from the mortgage origination unit.

Noninterest expense was $1,123,187 for the first quarter of 2000 while noninterest expense for the three months ended March 31, 1999 and the three months ended December 31, 1999 was $735,238 and $964,700, respectively. The main components of noninterest expense for the first quarter of 2000 were salaries and benefits of $648,281, occupancy and equipment costs of $146,393, and legal and professional expenses in the amount of $122,736. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Expense totals for the 2000 quarter were higher than those for previous quarters and were reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a new branch office in May, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during the first quarter of 2000 and throughout 1999 and was generated entirely from in-market sources. At March 31, 2000, total deposits were $119, 287,509 and the loan to deposit ratio was 79.0%. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations (the first of which was opened on May 1, 2000). Should the Bank be unable to obtain sufficient funding from in-market sources to match the loan growth, the Company will develop wholesale or out-of-market deposit and borrowing capacities.

In the IPO, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. The Company initially contributed $15,000,000 of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4,000,000 in capital to the Bank as a result of the substantial growth experienced to date. Based upon growth projections and deposit levels achieved during the first year of operations, management believes that the Company is likely to have adequate funds to meet its capital requirements and the capital requirements of the Bank for at least twelve months.

YEAR 2000 ISSUE

The year 2000 presented potential problems to businesses that utilize computers in their daily operations. It was anticipated that some computer systems might not be able to interpret dates properly after December 31, 1999 because only two digits were used to indicate the year.

The Company encountered no problems as of March 31, 2000 (that it was aware of) as a result of the movement to the new millennium; however, all pertinent procedures and contingencies remain in place to counter any problems which might arise in the future.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operation or financial position of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The annual meeting of the shareholders of the Company was held on April 18, 2000.

   (b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2003:


                                                Votes       Votes          Broker
                                                 For       Withheld       Non-Votes
                                           -------------------------------------------
       Craig S. Hartman                        2,187,912     22,190         none
       Jerome F. Henry, Jr.                    2,202,031      8,071         none
       Debra A. Niezer                         2,196,431     13,671         none
       Maurice D. O'Daniel                     2,197,231     12,871         none
       Joseph D. Ruffolo                       2,195,952     14,150         none



       In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

       Keith E. Busse                               2002
       Peter T. Eshelman                            2002
       Michael S. Gouloff                           2002
       R.V. Prasad Mantravadi, M.D.                 2001
       Michael J. Mirro, M.D.                       2001
       William G. Niezer                            2001
       Leonard I. Rifkin                            2001
       Donald F. Schenkel                           2002
       Larry L. Smith                               2001
       John V. Tippmann, Sr.                        2001
       J. Richard Tomkinson                         2002
       Irene A. Walters                             2002


(c)    Other matters voted upon and the results of the voting were as follows:

       The shareholders voted 2,195,128 in the affirmative and 5,924 in the negative, with 9,050 abstentions and no broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors of the Company for 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.








                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TOWER FINANCIAL CORPORATION


Dated:  May 10, 2000               /s/ Donald F. Schenkel
                                   ---------------------------------------------
                                   Donald F. Schenkel, Chairman of the Board,
                                   President and Chief Executive Officer


Dated:  May 10, 2000               /s/ Kevin J. Himmelhaver
                                   ---------------------------------------------
                                   Kevin J. Himmelhaver, Chief Financial Officer