Form 10QSB
period 2000-06-30
TOWER FINANCIAL CORP
filed 2000-08-09
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of July 31, 2000: 2,530,000


      Transitional Small Business Disclosure Format      Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            (unaudited)


                                                                              JUNE 30,        DECEMBER 31,
                                                                                2000             1999
                                                                           -------------    -------------
ASSETS
Cash and due from banks                                                    $   3,696,415    $   2,273,592
Interest bearing deposits in banks                                             3,232,527        7,321,726
Federal funds sold                                                            23,651,890       20,848,377
                                                                           -------------    -------------
       Total cash and cash equivalents                                        30,580,832       30,443,695
Securities available for sale, at fair value                                  15,466,304        5,816,391
Loans                                                                        113,728,277       67,314,520
Allowance for loan losses                                                     (1,704,509)      (1,009,509)
                                                                           -------------    -------------
       Net loans                                                             112,023,768       66,305,011
Premises and equipment, net                                                    1,022,699          723,975
Other assets                                                                     684,270          357,995
                                                                           -------------    -------------
            Total assets                                                   $ 159,777,873    $ 103,647,067
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest bearing                                                        $  16,010,534    $  10,689,378
Interest bearing                                                             121,652,313       71,043,860
                                                                           -------------    -------------
       Total deposits                                                        137,662,847       81,733,238
Short term borrowings                                                            210,000          210,000
Accrued expenses and other liabilities                                           656,050          383,650
                                                                           -------------    -------------
       Total liabilities                                                     138,528,897       82,326,888

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, 4,000,000 shares authorized;
       no shares issued and outstanding                                             --               --
Common stock, no par value, 6,000,000 shares authorized;
       2,530,000 shares issued and outstanding at June 30, 2000
       and at December 31, 1999                                                2,530,000        2,530,000
Additional paid-in capital                                                    20,939,770       20,939,770
Accumulated deficit                                                           (2,215,148)      (2,148,876)
Net unrealized depreciation on securities available for sale, net of tax          (5,646)            (715)
                                                                           -------------    -------------
       Total stockholders' equity                                             21,248,976       21,320,179
                                                                           -------------    -------------
            Total liabilities and stockholders' equity                     $ 159,777,873    $ 103,647,067
                                                                           =============    =============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                             -------------------------    --------------------------
                                                 2000          1999           2000           1999
                                             -----------   -----------    -----------    -----------
Interest income:
      Loans, including fees                  $ 2,280,384   $   347,749    $ 4,038,481    $   387,832
      Securities                                 232,226        65,843        344,692        102,549
      Interest bearing deposits with banks        49,998       158,223        101,001        263,551
      Federal funds sold                         313,559        94,583        615,843        146,133
                                             -----------   -----------    -----------    -----------
           Total interest income               2,876,167       666,398      5,100,017        900,065
Interest expense:
      Deposits                                 1,515,493       218,393      2,557,470        252,102
      Borrowings                                   3,160          --            6,039           --
                                             -----------   -----------    -----------    -----------
           Total interest expense              1,518,653       218,393      2,563,509        252,102
                                             -----------   -----------    -----------    -----------
Net interest income                            1,357,514       448,005      2,536,508        647,963
Provision for loan losses                        295,000       365,000        695,000        455,000
                                             -----------   -----------    -----------    -----------
Net interest income after provision
   for loan losses                             1,062,514        83,005      1,841,508        192,963
Noninterest income:
      Trust                                       96,324          --          161,182           --
      Service charges                             20,172         1,903         39,508          1,975
      Loan fees                                   73,235        75,955        149,174         81,567
      Other fees                                  46,886         5,807         80,221          6,293
                                             -----------   -----------    -----------    -----------
           Total noninterest income              236,617        83,665        430,085         89,835
Noninterest expense:
      Salaries and benefits                      691,756       379,143      1,340,037        805,467
      Occupancy and equipment                    143,880        84,037        290,273        143,632
      Marketing                                   43,605        49,583         86,588         71,078
      Processing                                  34,495        16,704         67,391         28,460
      Office supply                               46,074        38,303         78,281         78,844
      Legal and professional                     131,213        84,683        253,949        202,914
      Other expense                              123,655        55,942        221,346        113,238
                                             -----------   -----------    -----------    -----------
           Total noninterest expense           1,214,678       708,395      2,337,865      1,443,633

Income (loss) before income tax                   84,453      (541,725)       (66,272)    (1,160,835)
Provision for income tax                            --            --             --             --
                                             -----------   -----------    -----------    -----------
Net income (loss)                            $    84,453   $  (541,725)   $   (66,272)   $(1,160,835)
                                             ===========   ===========    ===========    ===========
Basic and diluted income (loss) per share    $      0.03   $     (0.21)   $     (0.03)   $     (0.54)
Average shares outstanding                     2,530,000     2,530,000      2,530,000      2,155,028




      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                               -------------------------    --------------------------
                                                   2000          1999           2000          1999
                                               -----------   -----------    -----------    -----------

Net income (loss), as reported                 $    84,453   $  (541,725)   $   (66,272)   $(1,160,835)

Unrealized appreciation (depreciation) on
   securities available for sale, net of tax             2          --           (4,931)          --
                                               -----------   -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                    $    84,455   $  (541,725)   $   (71,203)   $(1,160,835)
                                               ===========   ===========    ===========    ===========








      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2000 and June 30, 1999
(unaudited)



                                                                                                   NET
                                                                                                UNREALIZED
                                                                                               DEPRECIATION
                                                                                               ON SECURITIES
                                                              ADDITIONAL                        AVAILABLE
                                 PREFERRED      COMMON         PAID IN         ACCUMULATED       FOR SALE,
                                   STOCK        STOCK          CAPITAL           DEFICIT        NET OF TAX       TOTAL
                                -------------------------------------------------------------------------------------------

Balance, January 1, 1999           $--      $         10    $       --       $   (473,434)   $       --      $   (473,424)

Issuance of common stock,
    net of underwriters' fee
    and offering costs              --         2,530,000      20,939,770            --               --        23,469,770

Retirement of common
    stock                           --               (10)           --              --               --               (10)

Net unrealized depreciation
    on securities available
    for sale, net of tax            --              --              --              --               --              --

Net loss                            --              --              --         (1,160,835)           --        (1,160,835)
                                -------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999             $--      $  2,530,000    $ 20,939,770     $ (1,634,269)   $       --      $ 21,835,501
                                ===========================================================================================



Balance, January 1, 2000           $--      $  2,530,000    $ 20,939,770     $ (2,148,876)   $       (715)   $ 21,320,179

Net unrealized depreciation
    on securities available
    for sale, net of tax            --              --              --              --             (4,931)         (4,931)

Net loss                            --              --              --            (66,272)           --           (66,272)
                                -------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000             $--      $  2,530,000    $ 20,939,770     $ (2,215,148)   $     (5,646)   $ 21,248,976
                                ===========================================================================================



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

                                                                          SIX MONTHS ENDED
                                                                               June 30
                                                                    ----------------------------
                                                                         2000           1999
                                                                    ------------    ------------
Cash flows from operating activities:
    Net loss                                                        $    (66,272)   $ (1,160,835)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                      96,600          43,354
       Provision for loan losses                                         695,000         455,000
       (Increase) decrease in accrued interest receivable and
          other assets                                                  (326,275)          6,542
       Increase in accrued interest payable and other liabilities        272,400          35,983
                                                                    ------------    ------------
         Net cash provided by (used in) operating activities             671,453        (619,956)
                                                                    ------------    ------------
Cash flows used in investing activities:
    Net increase in loans                                            (46,413,757)    (30,500,873)
    Purchase of securities available for sale                         (9,654,844)     (5,537,023)
    Purchase of equipment and leasehold expenditures                    (395,324)       (560,174)
                                                                    ------------    ------------
         Net cash used in investing activities                       (56,463,925)    (36,598,070)
                                                                    ------------    ------------
Cash flows from financing activities:
    Net increase in deposits                                          55,929,609      34,186,445
    Gross proceeds from issuance of common stock                            --        25,300,000
    Payment of underwriters' fee and offering costs                         --        (1,830,230)
    Retirement of common stock                                              --               (10)
    Repayment of related party notes payable                                --          (760,000)
                                                                    ------------    ------------
         Net cash provided from financing activities                  55,929,609      56,896,205
                                                                    ------------    ------------
Net increase in cash and cash equivalents                                137,137      19,678,179
Cash and cash equivalents, beginning of period                        30,443,695         213,920
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $ 30,580,832    $ 19,892,099
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

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2000, its consolidated results of operations and comprehensive income for the three and six month periods ended June 30, 2000 and June 30, 1999, and its consolidated statement of stockholders' equity and cash flows for the six month periods ended June 30, 2000 and June 30, 1999. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

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

3.   EARNINGS PER SHARE:

     Earnings per share is computed based on the weighted average number of shares outstanding during the three months ended June 30, 2000 and June 30, 1999 at 2,530,000 shares, and during the six months ended June 30, 2000 and June 30, 1999 at 2,530,000 and 2,155,028 shares, respectively.

     Stock options granted through June 30, 2000 had an anti-dilutive effect on earnings per share.

4.   INCOME TAXES:

     At June 30, 2000, the Company had net operating loss carryforwards of approximately $2,215,000. No deferred tax asset is recorded as a valuation allowance reduces the gross deferred tax asset of approximately $886,000 to zero.

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

     At June 30, 2000, options for 307,420 shares had been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $8.125 to $10.1875 per share. There was no activity relative to the Plan during the second quarter of 2000. Of the total options granted, options for 141,855 shares were vested and exercisable at June 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2000 and December 31, 1999 and results of operations for the three months and six months ended June 30, 2000 and June 30, 1999. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report.

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

FINANCIAL CONDITION

Total assets of the Company were $159,777,873 at June 30, 2000 compared to its assets at December 31, 1999 of $103,647,067. The significant increase in assets was reflected generally in loans and was attributable primarily to the inflow of funds from deposit growth at the Bank during the first six months of 2000. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during these previous quarters was also a result of deposit growth at the Bank. Total assets at June 30, 1999 were $56,167,929. As the Bank is only in its second year of operation, the Company anticipates that assets will continue to increase significantly.

Cash and cash equivalents, which include Federal funds sold, were $30,580,832 at June 30, 2000, a $137,137 increase from $30,443,695 at December 31, 1999. While there was a slight net increase in cash and cash equivalents during the first half of 2000 from the year end, a decline in interest bearing deposits with banks evidences the fact that the Company made a $4,000,000 capital contribution to the Bank in the first quarter. The contribution was made to provide adequate capital levels as a result of, and in anticipation of, further growth at the Bank. An increase in federal funds sold during the first six months of 2000 was a function of general excess liquidity levels.

Securities available for sale were $15,466,304 at the end of the second quarter of 2000, an increase of $9,649,913 from year-end. The increase in securities available for sale was the result of purchases of short-term investment securities with excess liquid funds provided from deposit growth.

Total loans were $113,728,277 at June 30, 2000 reflecting a 69% growth from year-end 1999. Total loans were $67,314,520 at December 31, 1999. The loans outstanding at June 30, 2000 consisted of $89 million in commercial and commercial real estate loans, $8 million in residential real estate and $16 million in home equity and consumer loans. Loan growth during the second quarter was reflected in all categories but mainly in the commercial and commercial real estate sector. Total loans at June 30, 1999 were $30,500,873.

The allowance for loan losses at June 30, 2000 was $1,704,509. This represented approximately 1.5% of total loans outstanding. The provision for the allowance during the second quarter of 2000 was $295,000 compared to $400,000 in the previous quarter. The addition to the allowance during the second quarter was directly attributable to the amount of the loan growth during that period. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2000 as a result of anticipated increases in the total loan portfolio. Other than a small consumer loan loss of $491 incurred during 1999, the Company has not suffered any loan losses. At June 30, 2000 there were no nonaccrual loans and no loans past due more than 30 days.

Net premises and equipment increased by $298,724 during the first six months of 2000 from $723,975 at December 31, 1999. The net increase resulted from expenditures on several projects including leasehold improvements, equipment and furniture for a new branch bank in Fort Wayne completed in May, ongoing development of the Tower web page and Internet banking functionality, as well as furniture and equipment for additional personnel.

Other assets increased by $326,275 from year-end 1999 and were $684,270 at June 30, 2000. The increase from year-end was mainly attributable to higher levels of accrued interest income due to a larger base of earning assets.

Total deposits were $137,662,847 at the end of June 2000. Total deposits at December 31, 1999 were $81,733,238. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and municipal sectors. While growth during the first six months of 2000 was reflected in most categories, it was evident mainly in noninterest-bearing balances where growth was approximately $5.3 million and large dollar CDs which grew roughly $41.8 million. The source of the large dollar CDs increase was mainly from state and local municipalities.

Accrued expenses and other liabilities increased by $272,400 from $383,650 at December 31, 1999. This increase was attributable mainly to accrued interest expense from a higher level of deposits during the first six months of 2000.

Total stockholders' equity at June 30, 2000 was $21,248,976; a decrease of $71,203 from the $21,320,179 at December 31, 1999. The decrease was mainly attributable to the net loss of $66,272 recorded during the first six months of 2000 as well as the net change in the unrealized depreciation on securities.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended June 30, 2000 reflected net income of $84,453 or $.03 per share. It was the first profitable quarter since the Bank began operations on February 19, 1999 and was the 5th consecutive quarter in which improved results of operations was achieved. In comparison, a net loss of $541,725 or $(.21) per share and $150,725 or $(.06) per share was posted for the three-month periods ended June 30, 1999 and March 31, 2000, respectively. Operating improvement was achieved over the second quarter of 1999 as during that quarter earning assets levels were significantly less and the trust business had not yet been developed. The $235,178 operating improvement from the first quarter of 2000 was mainly the result of higher net interest income from loan growth during that period and also due to less provision for loan losses.

Results for the six-month period ended June 20, 2000 reflected a net loss of $66,272 or $(.03) per share; a significant improvement over the net loss of $1,161,835 or $(.54) per share posted for the first six months of 1999. These results reflect major improvements in net interest income and noninterest income from a year ago offset somewhat by a higher loan loss provision and noninterest expenses. The overall increase was reflective of more earning assets and of a much larger banking business during 2000.

At June 30, 2000, the Company had an accumulated deficit of $2,215,148. The accumulated deficit and thus far year-to-date net losses are reflective of organizational and start-up costs incurred during the development stage from July 1998 to February 1999. In addition, general bank operations in 1999 and the first six months of 2000 have generated a loss as the Bank builds its loan portfolio and trust business to achieve a profitable level and builds its allowance for loan losses. As was evidenced with the second quarter net income, management believes that the Company will continue to generate profitable quarters during 2000 as a result of improved performance and the anticipated growth of the business.

Interest income for the three-month periods ended June 30, 2000 and June 30, 1999 was $2,876,167 and $666,398, respectively, while interest expense for those periods was $1,518,653 and $218,393, respectively, resulting in net interest income of $1,357,514 for the second quarter of 2000 and $448,005 for the second quarter of 1999. Net interest income for the first quarter of 2000 was $1,178,994. The increase during each quarter of 1999 and 2000 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the second quarter of 2000 was 3.85%, while the net interest margin for last year's second quarter and the first quarter of 2000 was 4.08% and 4.19%, respectively. The decline in the net interest margin from both comparable periods was a result of increases in the cost of funds. The higher cost of funds was and is reflective of a competitive marketplace for deposits and the higher interest cost of large dollar CDs. Management anticipates that the net interest margin will continue to experience decline in the near term as sufficient amounts of funds are acquired to support growth and until the Bank acquires more lower-cost, core retail and commercial deposits.

A loan loss provision was recorded in the amount of $295,000 during the second quarter of 2000 as compared to $365,000 for the second quarter of 2000, and $400,000 for the first quarter of 2000. The amount of the provision taken each quarter was directly related to the growth in the loan portfolio for that quarter. The loan loss provision totaled $1,704,509 and was 1.5% of total loans outstanding on June 30, 2000. As the Company has had no significant loan loss experience and no nonperforming assets at June 30, 2000, the provision was established primarily upon peer industry data of comparable commercial banks.

Noninterest income was $236,617 during the second quarter of 2000. This was a $152,952 increase over the second quarter of 1999 and a $43,149 increase over the first quarter of 2000. The increase in noninterest income from the comparable periods is mainly attributable to the development of the fee-based trust services group as well as the growth in various other fee-based services.

Noninterest expense was $1,214,678 for the second quarter of 2000 while noninterest expense for the three months ended June 30, 1999 and March 31, 2000 was $708,395 and $1,123,187, respectively. The main components of noninterest expense for the second quarter of 2000 were salaries and benefits of $691,756, occupancy and equipment costs of $143,880, and legal and professional expenses in the amount of $131,213. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. These costs will continue to rise as the business continues to experience growth. Expense totals for the second quarter of 2000 were higher than those from last year's second quarter and the first quarter of 2000 and were reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a new branch office in May, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during the first six months of 2000 and throughout 1999 and was generated entirely from in-market sources. At June 30, 2000, total deposits were $137,662,847 and the loan to deposit ratio was 82.6%. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to mainly come from in-market sources through the marketing of products and the development of branch locations (the first of which was opened on May 1, 2000 and the second of which should open around the end of the year). The Bank recognizes that the future funding of loan growth will come from more than just in-market deposits and is in the process of developing other wholesale and out-of-market funding sources. A minor portion of the funding mix is expected to be from other wholesale and/or out-of-market sources by year-end 2000.

In the IPO, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. The Company initially contributed $15,000,000 of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4,000,000 in capital to the Bank as a result of the substantial growth experienced to date. Based upon growth projections and deposit levels achieved since the Bank began operations, management believes that the Company is likely to have adequate funds to meet its capital requirements and the capital requirements of the Bank for at least twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of the Company's Annual Meeting of Shareholders held on April 18, 2000 were previously reported in the Company's quarterly report on Form 10-QSB for the period ended March 31, 2000. There were no other matters submitted for vote of security holders during the quarter ended June 30, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          (27) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOWER FINANCIAL CORPORATION


Dated:  August 7, 2000           / s /  Donald F. Schenkel
                                 ----------------------------------------------
                                 Donald F. Schenkel, Chairman of the Board,
                                 President and Chief Executive Officer


Dated:  August 7, 2000           / s /  Kevin J. Himmelhaver
                                 ----------------------------------------------
                                 Kevin J. Himmelhaver, Chief Financial Officer