Form 10QSB
period 2000-09-30
TOWER FINANCIAL CORP
filed 2000-11-13
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)




                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)


                                 (219) 427-7000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of October 31, 2000: 2,530,000


Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (unaudited)
                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2000              1999
                                                              -------------    -------------
ASSETS
Cash and due from banks                                       $   4,601,734    $   2,273,592
Short term investments                                            3,287,547        7,321,726
Federal funds sold                                               24,580,229       20,848,377
                                                              -------------    -------------
       Total cash and cash equivalents                           32,469,510       30,443,695
Securities available for sale, at fair value                     15,625,800        5,816,391
Loans                                                           135,037,528       67,314,520
Allowance for loan losses                                        (2,024,509)      (1,009,509)
                                                              -------------    -------------
       Net loans                                                133,013,019       66,305,011
Premises and equipment, net                                       1,185,211          723,975
Other assets                                                        811,763          357,995
                                                              -------------    -------------

            Total assets                                      $ 183,105,303    $ 103,647,067
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest bearing                                        $  18,449,854    $  10,689,378
   Interest bearing                                             141,782,549       71,043,860
                                                              -------------    -------------
       Total deposits                                           160,232,403       81,733,238
Short term borrowings                                               530,000          210,000
Accrued expenses and other liabilities                              941,623          383,650
                                                              -------------    -------------
       Total liabilities                                        161,704,026       82,326,888

Stockholders' equity
Preferred stock, no par value, 4,000,000 shares authorized;
       no shares issued and outstanding                                --               --
Common stock, no par value, 6,000,000 shares authorized;
       2,530,000 shares issued and outstanding                    2,530,000        2,530,000
Additional paid-in capital                                       20,939,770       20,939,770
Accumulated deficit                                              (2,062,557)      (2,148,876)
Accumulated other comprehensive loss, net of tax of $0               (5,936)            (715)
                                                              -------------    -------------
       Total stockholders' equity                                21,401,277       21,320,179
                                                              -------------    -------------

            Total liabilities and stockholders' equity        $ 183,105,303    $ 103,647,067
                                                              =============    =============



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                            -----------   -----------    -----------   -----------
                                               2000           1999           2000          1999
                                            -----------   -----------    -----------   -----------
INTEREST INCOME:
      Loans, including fees                 $ 2,866,362   $   781,662    $ 6,904,843   $ 1,169,494
      Securities - taxable                      250,872        82,499        595,564       185,048
      Short term investments                     55,020        90,780        156,021       354,337
      Federal funds sold                        407,795       159,689      1,023,638       305,816
                                            -----------   -----------    -----------   -----------
           Total interest income              3,580,049     1,114,630      8,680,066     2,014,695

INTEREST EXPENSE:
      Deposits                                2,033,823       426,397      4,591,293       678,499
      Short-term borrowings                       4,431          --           10,470          --
                                            -----------   -----------    -----------   -----------
           Total interest expense             2,038,254       426,397      4,601,763       678,499
                                            -----------   -----------    -----------   -----------
NET INTEREST INCOME                           1,541,795       688,233      4,078,303     1,336,196

Provision for loan losses                       320,000       235,000      1,015,000       690,000
                                            -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            1,221,795       453,233      3,063,303       646,196

NONINTEREST INCOME:
      Trust                                     119,197          --          280,379          --
      Service charges                            19,658         6,776         59,166         8,751
      Loan broker fees                           87,358        99,213        236,532       180,780
      Other fees                                 63,460         8,505        143,681        14,798
                                            -----------   -----------    -----------   -----------
           Total noninterest income             289,673       114,494        719,758       204,329

NONINTEREST EXPENSE:
      Salaries and benefits                     837,770       502,287      2,177,807     1,307,754
      Occupancy and equipment                   166,147        92,907        456,420       236,539
      Marketing                                  63,225        41,672        149,813       112,750
      Processing                                 38,338        17,134        105,729        45,594
      Office supplies                            44,901        17,019        123,182        95,863
      Legal and professional                     68,905        84,984        322,854       287,898
      Other expense                             139,591        76,761        360,937       189,999
                                            -----------   -----------    -----------   -----------
           Total noninterest expense          1,358,877       832,764      3,696,742     2,276,397

INCOME (LOSS) BEFORE INCOME TAX EXPENSE         152,591      (265,037)        86,319    (1,425,872)
Income tax expense                                 --            --             --            --
                                            -----------   -----------    -----------   -----------

NET INCOME (LOSS)                           $   152,591   $  (265,037)   $    86,319   $(1,425,872)
                                            ===========   ===========    ===========   ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE   $      0.06   $     (0.10)   $      0.03   $     (0.63)
Average shares outstanding - basic            2,530,000     2,530,000      2,530,000     2,281,392
Average shares outstanding - diluted          2,532,938     2,530,000      2,531,528     2,281,392



      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                               2000            1999           2000           1999
                                            --------------------------    --------------------------
Net income (loss)                           $   152,591    $  (265,037)   $    86,319    $(1,425,872)

Net change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax                            (290)          --           (5,221)          --
                                            -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                 $   152,301    $  (265,037)   $    81,098    $(1,425,872)
                                            ===========    ===========    ===========    ===========





      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2000 and September 30, 1999 (unaudited)


                                                                                          ACCUMULATED
                                                                                             OTHER
                                                           ADDITIONAL                    COMPREHENSIVE
                              PREFERRED       COMMON        PAID IN       ACCUMULATED        LOSS,
                                STOCK         STOCK         CAPITAL         DEFICIT       NET OF TAX          TOTAL
                              ---------------------------------------------------------------------------------------
Balance, January 1, 1999         $--       $       10    $       --     $  (473,434)     $       --       $  (473,424)

Issuance of common stock,
    net of underwriters' fee
    and offering costs            --        2,530,000      20,939,770          --                --        23,469,770

Retirement of common
    stock                         --              (10)           --            --                --               (10)

Net change in net unrealized
    depreciation on securities
    available for sale, net
    of tax                        --             --              --            --                --              --

Net loss                          --             --              --      (1,425,872)             --        (1,425,872)
                              ---------------------------------------------------------------------------------------

BALANCE, SEPT 30, 1999           $--       $2,530,000    $ 20,939,770   $(1,899,306)     $       --       $21,570,464
                              =======================================================================================



Balance, January 1, 2000         $--       $2,530,000    $ 20,939,770   $(2,148,876)     $       (715)    $21,320,179

Net change in net unrealized
    depreciation on securities
    available for sale, net
    of tax                        --             --              --            --              (5,221)         (5,221)

Net income                        --             --              --          86,319              --            86,319
                              ---------------------------------------------------------------------------------------

BALANCE, SEPT 30, 2000           $--       $2,530,000    $ 20,939,770   $(2,062,557)     $     (5,936)    $21,401,277
                              =======================================================================================




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                             ----------------------------
                                                                 2000             1999
                                                             ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                        $     86,319    $ (1,425,872)
    Adjustments to reconcile net income (loss) to net cash
       from operating activities:
       Depreciation and amortization                              160,841          75,918
       Provision for loan losses                                1,015,000         690,000
       Change in other assets                                    (453,768)        (64,964)
       Change in accrued expenses and other liabilities           557,973         194,752
                                                             ------------    ------------
         Net cash from operating activities                     1,366,365        (530,166)

Cash flows from investing activities:
    Net change in loans                                       (67,723,008)    (46,069,619)
    Purchases of securities available for sale                 (9,814,630)    (10,562,250)
    Purchases of premises and equipment and
       leasehold expenditures                                    (622,077)       (639,442)
                                                             ------------    ------------
         Net cash from investing activities                   (78,159,715)    (57,271,311)

Cash flows from financing activities:
    Net change in deposits                                     78,499,165      68,765,667
    Net change in short-term borrowings                           320,000            --
    Gross proceeds from issuance of common stock                     --        25,300,000
    Payment of underwriters' fee and offering costs                  --        (1,830,230)
    Retirement of common stock                                       --               (10)
    Repayment of related party notes payable                         --          (760,000)
                                                             ------------    ------------
         Net cash from financing activities                    78,819,165      91,475,427
                                                             ------------    ------------

Net change in cash and cash equivalents                         2,025,815      33,673,950

Cash and cash equivalents, beginning of period                 30,443,695         213,920
                                                             ------------    ------------

Cash and cash equivalents, end of period                     $ 32,469,510    $ 33,887,870
                                                             ============    ============




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



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


     b. BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its consolidated financial position at September 30, 2000, its consolidated results of operations and comprehensive income for the three and nine month periods ended September 30, 2000 and September 30, 1999, and its consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.


     c. PRINCIPALS OF CONSOLIDATION: The accompanying condensed consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



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

3.   EARNINGS (LOSS) PER SHARE:

     The following table reflects the calculation of basic and diluted earnings
(loss) per share:


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                    ------------------------      -------------------------
                                                       2000           1999           2000           1999
-----------------------------------------------------------------------------------------------------------
BASIC
Net income (loss)                                  $  152,591     $ (265,037)    $   86,319     $(1,425,872)
                                                   --------------------------------------------------------
Weighted average common shares                      2,530,000      2,530,000      2,530,000       2,281,392
                                                   --------------------------------------------------------
Earnings (loss) per basic common share             $     0.06     $    (0.10)    $     0.03     $     (0.63)

DILUTED
Net income (loss)                                  $  152,591     $ (265,037)    $   86,319     $(1,425,872)
                                                   --------------------------------------------------------
Weighted average common shares                      2,530,000      2,530,000      2,530,000       2,281,392
Add: common stock equivalents - stock options           2,938              -          1,528               -
                                                   --------------------------------------------------------
Weighted average common shares and common
   stock equivalents                                2,532,938      2,530,000      2,531,528       2,281,392
                                                   --------------------------------------------------------
Earnings (loss) per diluted common share           $   $ 0.06     $    (0.10)    $     0.03     $     (0.63)


4.   INCOME TAXES:

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $2,063,000. No deferred tax asset is recorded, as a valuation allowance reduces the gross deferred tax asset of approximately $825,000 to zero.

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

     At September 30, 2000, options for 309,170 shares had been granted to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $8.000 to $10.1875 per share. Grants of 1,750 shares were made during the third quarter of 2000. Of the total options granted, options for 146,105 shares were vested and exercisable at September 30, 2000.

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

Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering ("IPO"). The Company funded its start-up and organizational costs through loans from directors in an aggregate amount of $760,000, which loans were repaid upon completion of the IPO. Proceeds to the Company from the IPO were $22,709,770 (net of offering costs, underwriters' fees and repayment of the director loans), of which $15,000,000 was used to initially capitalize the Bank.

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2000 and its results of operations for the three months and nine months ended September 30, 2000 and September 30, 1999. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- the Company's status as a start-up company with approximately two years of operating history;
- the effect of extensive banking regulation on the Bank's ability to grow and compete;
- the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
- the competitive disadvantage resulting from the Company's status as a highly-regulated company;
-    the Company's dependence on key management personnel;
- the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
- the Company's dependence on a favorable local economy in the Bank's primary service area;
-    the Bank's dependence on net interest spread for profitability; and
- the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

Total assets of the Company were $183,105,303 at September 30, 2000 compared to its assets at December 31, 1999 of $103,647,067. The significant increase in assets was reflected generally in loans and was attributable primarily to the inflow of funds from deposit growth at the Bank during the first nine months of 2000. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during these previous quarters was also a result of deposit growth at the Bank. Total assets at September 30, 1999 were $90,640,883. As the Bank is only in its second year of operation, the Company anticipates that assets will continue to increase significantly.

Cash and cash equivalents, which include Federal funds sold, were $32,469,510 at September 30, 2000, a $2,025,815 increase from $30,443,695 at December 31, 1999.
While there was a net increase in cash and cash equivalents during the first nine months of 2000 from the year end, a decline in short term investments evidences the fact that the Company made a $4,000,000 capital contribution to the Bank in the first quarter. The contribution was made to provide adequate capital levels as a result of, and in anticipation of, further growth at the Bank. An increase in federal funds sold during the first nine months of 2000 was a function of general excess liquidity levels.

Securities available for sale were $15,625,800 at the end of the third quarter of 2000, an increase of $9,809,409 from year-end. The increase in securities available for sale was the result of purchases of short term investment securities with excess liquid funds provided from deposit growth.

Total loans were $135,037,528 at September 30, 2000 reflecting a 101% growth from year-end 1999. Total loans were $67,314,520 at December 31, 1999. The loans outstanding at September 30, 2000 consisted of $108 million in commercial and commercial real estate loans, $7 million in residential real estate and $19 million in home equity and consumer loans. Loan growth during the third quarter was reflected in all categories but mainly in the commercial and commercial real estate sector. Total loans at September 30, 1999 were $46,069,619.

The allowance for loan losses at September 30, 2000 was $2,024,509. This represented approximately 1.5% of total loans outstanding. The provision for loan losses during the third quarter of 2000 was $320,000 compared to $295,000 in the previous quarter. The addition to the allowance during the third quarter was directly attributable to the amount of the loan growth during that period. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for loan losses are expected during 2000 as a result of anticipated increases in the total loan portfolio. Other than a small consumer loan loss of $491 incurred during 1999, the Company has not suffered any loan losses. At September 30, 2000 there were no nonaccrual loans and no loans past due more than 30 days.

Net premises and equipment increased by $461,236 during the first nine months of 2000 from $723,975 at December 31, 1999. The increase resulted from expenditures on several projects net of normal depreciation. The expenditures included leasehold improvements, equipment and furniture for a new branch bank in Fort Wayne completed in May, 2000 additional equipment for technology infrastructure, as well as furniture and equipment for additional personnel due to growth.

Other assets increased by $453,768 from year-end 1999 and were $811,763 at September 30, 2000. The increase from year-end was mainly attributable to higher levels of accrued interest income due to a larger base of earning assets.

Total deposits were $160,232,403 at the end of September 2000. Total deposits at December 31, 1999 were $81,733,238. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and municipal sectors. While growth during the first nine months of 2000 was reflected in most categories, it was evident mainly in noninterest bearing balances where growth was approximately $8 million and large dollar CDs which grew roughly $61 million. The source of the large dollar CDs increase was mainly from state and local municipalities.

Accrued expenses and other liabilities increased by $557,973 from $383,650 at December 31, 1999. This increase was attributable mainly to accrued interest expense from a higher level of deposits during the first nine months of 2000.

Total stockholders' equity at September 30, 2000 was $21,401,277; an increase of $81,098 from the $21,320,179 at December 31, 1999. The increase was mainly attributable to net income of $86,319 recorded during the first nine months of 2000 as well as the net change in the net unrealized depreciation on securities available for sale, net of tax.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended September 30, 2000 reflected net income of $152,591 or $.06 per share. It was the second consecutive profitable quarter since the Bank began operations on February 19, 1999 and was the 6th consecutive quarter in which improved results of operations was achieved. In comparison, a net loss of $(265,037) or $(.10) per share was recorded for the three-month period ended September 30, 1999 and net income of $84,453 or $.03 per share was posted last quarter. Operating improvement was achieved over the third quarter of 1999 as during that quarter earning assets levels were significantly less and the trust business had not yet been developed. The $68,138 operating improvement from the second quarter of 2000 was mainly the result of higher net interest income from loan growth during that period and also due to higher levels of fee income.

Results for the nine-month period ended September 30, 2000 reflected net income of $86,319 or $.03 per share; a significant improvement over the net loss of $(1,425,872) or $(.63) per share posted for the first nine months of 1999. These results reflect major improvements in net interest income and noninterest income from a year ago, offset somewhat by a higher provisions for loan losses and noninterest expenses. The overall improvement was reflective of more earning assets and a much larger banking operation during 2000 than 1999.

At September 30, 2000, the Company had an accumulated deficit of $2,062,557. The accumulated deficit is reflective of organizational and start-up costs incurred during the development stage from July 1998 to February 1999. In addition, general bank operations in 1999 and the first three months of 2000 generated a loss as the Bank built its loan portfolio and trust business to achieve a profitable level and built its allowance for loan losses. As was evidenced with income results in the second and third quarters of 2000, management anticipates that the Company will generate a profitable 4th quarter in 2000 as a result of improved performance and the anticipated growth of the business.

Interest income for the three-month periods ended September 30, 2000 and September 30, 1999 was $3,580,049 and $1,114,630, respectively, while interest expense for those periods was $2,038,254 and $426,397, respectively, resulting in net interest income of $1,541,795 for the third quarter of 2000 and $688,233 for the third quarter of 1999. Net interest income for the second quarter of 2000 was $1,357,514. The increase during each quarter of 1999 and 2000 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the third quarter of 2000 was 3.66%, while the net interest margin for last year's third quarter and the second quarter of 2000 was 4.26% and 3.85%, respectively. The decline in the net interest margin from both comparable periods was a result of increases in the cost of funds. The higher cost of funds was and is reflective of a competitive marketplace for deposits and the higher interest cost of large dollar CDs. Management anticipates that the net interest margin will continue to experience some decline in the near term as sufficient amounts of funds are acquired to support loan growth and until the Bank fully acquires more lower-cost, core retail and commercial deposits through its distribution network being developed and business development efforts.

A provision for loan losses was recorded in the amount of $320,000 during the third quarter of 2000 as compared to $235,000 for the third quarter of 1999, and $295,000 for the second quarter of 2000. The amount of the provision taken each quarter was directly related to the growth in the loan portfolio for that quarter. The allowance for loan losses totaled $2,024,509 and was 1.5% of total loans outstanding on September 30, 2000. As the Company has had no significant loan loss experience and no nonperforming assets at September 30, 2000, the allowance was established primarily upon peer industry data of comparable commercial banks.

Noninterest income was $289,673 during the third quarter of 2000. This was a $175,179 increase over the third quarter of 1999 and a $53,056 increase over the second quarter of 2000. The increase in noninterest income from the comparable periods is mainly attributable to the development of the fee-based trust services group as well as the growth in various other fee-based services.

Noninterest expense was $1,358,877 for the third quarter of 2000 while noninterest expense for the three months ended September 30, 1999 and June 30, 2000 was $832,764 and $1,214,678, respectively. The main components of noninterest expense for the third quarter of 2000 were salaries and benefits of $837,770, occupancy and equipment costs of $166,147, and legal and professional expenses in the amount of $68,905. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. These costs will continue to rise as the Bank continues to experience growth. Expense totals for the third quarter of 2000 were higher than those from last year's third quarter and the second quarter of 2000 and were reflective of the general growth of the Bank in the form of personnel and employee benefits, rent and equipment at the existing location, as well as the opening of a new branch office in May, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during the first nine months of 2000 and throughout 1999 and was generated entirely from in-market sources. At September 30, 2000, total deposits were $160,232,403 and the loan to deposit ratio was 84.3%. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to mainly come from in-market sources through the marketing of deposit products and the development of branch locations (the first of which was opened on May 1, 2000 and the second of which should open at the end of 2000). The Bank recognizes that it is probable that future funding of loan growth will come from more than just in-market deposits and is in the process of developing other wholesale and out-of-market funding sources. It is possible that a minor portion of the funding mix would be from other wholesale and/or out-of-market sources by year-end 2000.

In the IPO, the Company raised equity capital with aggregate proceeds of $23,469,770, net of underwriters' fees and offering costs. The Company initially contributed $15,000,000 of the net proceeds from the offering to capitalize the Bank. During the first quarter of 2000, the Company contributed an additional $4,000,000 in capital to the Bank as a result of the substantial growth experienced to date. Based upon growth projections and deposit levels achieved since the Bank began operations, management believes that the Company is likely to have adequate funds to meet its capital requirements and the capital requirements of the Bank for at least twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001 is not expected to have a material effect on the consolidated financial statements.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for vote of security holders during the quarter ended September 30, 2000.

ITEM 5.  OTHER INFORMATION

The Company dismissed PricewaterhouseCoopers LLP ("PWC") and subsequently appointed Crowe, Chizek and Company LLP ("Crowe Chizek") as its principal independent accountants effective October 30, 2000. As required, the Company filed a Form 8-K on November 2, 2000 disclosing the change of independent accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           (10.10) Lease agreement dated August 8, 2000 between the Company and
                   Rogers Markets, Inc.

              (27) Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended
         September 30, 2000.











                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TOWER FINANCIAL CORPORATION


Dated:  November 6, 2000                             /s/  Donald F. Schenkel
                                                     ---------------------------
                                                     Donald F. Schenkel,
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer



Dated:  November 6, 2000                              /s/  Kevin J. Himmelhaver
                                                      --------------------------
                                                      Kevin J. Himmelhaver,
                                                      Chief Financial Officer