Form 10KSB40
period 2000-12-31
TOWER FINANCIAL CORP
filed 2001-03-09
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

                                   FORM 10-KSB

                                   (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
            For the transition period from ___________ to ___________

Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

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
Yes  X   No
    ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

   Issuer's revenues for the fiscal year ended December 31, 2000: $13,796,504

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at February 15, 2001 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"):
$18,514,011

  Number of shares of Common Stock outstanding at February 15, 2001: 2,530,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-KSB.

                                                 PART OF 10-KSB INTO WHICH
     IDENTITY OF DOCUMENT                        DOCUMENT IS INCORPORATED

     Definitive Proxy Statement for the          Part III
     Annual Meeting of Shareholders
     To be held April 17, 2001

Transitional Small Business Disclosure Format    Yes     No  X
                                                     ---    ---

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 2000

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

In addition, in May 2000 the Bank opened its first branch office located in the northwest section of Fort Wayne, Indiana and in January 2001 the Bank opened a second branch office located in the southwest section of Fort Wayne. Plans for an additional branch to open in late 2001 or early 2002 are being developed.

LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 2000 consisted of commercial loans 83%, residential mortgage loans 5% and personal loans 12%. The Bank's legal lending limit under applicable federal banking regulations is approximately $3.1 million, based on the legal lending limit of 15% of capital and surplus.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 24% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

Residential Mortgage Loans. The Bank originates residential mortgage loans which are generally long-term, with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all or a portion of variable interest rate mortgage loans in its loan portfolio and to broker all long-term, fixed rate loans in the secondary market. The Bank also offers home equity loans. The Bank does not retain servicing rights with respect to all the residential mortgage loans that it brokers. Residential real estate loans are secured by a first lien on the real estate.

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

The Bank's loan policies also establish a limit on the aggregate amount of loans to any one borrower. These loan policies provide that no loan shall be granted where the aggregate liability of the borrower to the Bank will exceed approximately $3.1 million. This internal limit is subject to review and revision by the Board of Directors from time to time.

In addition, the Bank's loan policies provide guidelines for (i) personal guarantees, (ii) environmental policy review, (iii) loans to employees, executive officers and directors, (iv) problem loan identification, (v) maintenance of an allowance for loan losses and (vi) other matters relating to the Bank's lending practices.

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

Other Services. The Bank offers a courier service for business deposit customer convenience. During 1999, the Bank began offering investment management and trust services to its customers. The Bank has contracted with a third party vendor to provide telephone banking which became operational during 2000. In addition, during early 2001 the Bank also began providing computer banking through the Internet. The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

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

The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Real estate acquired by the Bank in satisfaction of, or foreclosure upon, loans may be held by the Bank for no longer than 10 years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions. The Bank is also permitted to invest an aggregate amount not in excess of 50% of the "sound capital" of the Bank in such real estate and buildings as are necessary for the convenient transaction of its business. The Bank's board of directors may alter the Bank's investment policy without shareholders' approval.

FUNDING SOURCES

The Bank funded its operations from its initial capitalization with proceeds of the Company's initial public offering. In January 2000 the Company contributed an additional $4,000,000 into the Bank as capital to support the balance sheet growth. On an ongoing basis, the Bank funds its operations primarily with local deposits. However, the Bank also may use alternative funding sources as needed, including advances from the Federal Home Loan Bank, or out-of-market deposits and other forms of wholesale financing. These alternative funding sources may be more costly than local deposits.

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

REGULATION AND SUPERVISION

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the FDIC, the Indiana Department of Financial Institutions, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate among other things:

     -    the scope of business;
     -    investment;
     -    reserves against deposits;
     -    capital levels relative to operations;
     -    lending activities and practices;
     -    the nature and amount of collateral for loans;
     -    the establishment of branches;
     -    mergers and consolidations; and
     -    dividends.

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

The Company. As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, the Company is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, an Indiana banking corporation may be required by order of the Indiana Department of Financial Institutions to increase the sound capital of the Bank or reduce the amount of its deposits.

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

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis or Plan of Operation - Capital Sources."

The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered, member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered, member banks. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC, which has supervision, reporting and enforcement jurisdiction over BIF insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

     -    permissible types and amounts of loans;
     -    investments and other activities;
     -    capital adequacy;
     -    branching;
     -    interest rates on loans and on deposits;
     -    the maintenance of noninterest bearing reserves on deposit; and
     -    the safety and soundness of banking practices.

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

Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area is designated as all of Allen County, Indiana. The Bank's offices are located in Allen County, Huntington County and Whitley County. The Bank's board of directors is required to review the appropriateness of this delineation at least annually.

Recent Legislation. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999 and authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. During January 2001, the Company made application to the Federal Reserve Bank of Chicago to become a financial holding company; however, the Company has no current plans to pursue expanded activities under Gramm-Leach.

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Allen County, Indiana, the City of Fort Wayne, and Whitley and Huntington Counties. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank's ability to compete favorably in attracting individuals and small- to medium-sized businesses.

EMPLOYEES

As of December 31, 2000, the Company had 57 employees, including 45 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company's employees is good.


ITEM 2.   DESCRIPTION OF PROPERTY.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as the Bank's main office and its headquarters. The headquarters facility consists of drive-up banking windows and approximately 21,015 square feet of usable office space. The lease has an initial term of 10 years, with one renewal option for an additional 10 years. The Company believes that this space is adequate, with the ability for expansion as needed.

The Bank also leases space in Huntington, Indiana and Columbia City, Indiana for mortgage loan production offices. The Huntington office is located at 2855 Northpark Road in the northwest part of Huntington and occupies 1,200 square feet of space. The lease has an initial term of three years with a three-year option to renew. The Columbia City office is located at 202 West Van Buren Street in downtown Columbia City and occupies 650 square feet of space. The lease has an initial term of two years with a three-year option to renew.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of five years and has two consecutive five-year renewal options. The Bank also leases space for a second bank branch office which opened in January 2001. The branch office is located in the southwest section of Fort Wayne at 10373 Illinois Road and consists of 2,400 square feet and two drive-up lanes. The lease has an initial term of 10 years and two consecutive five-year renewal options.


ITEM 3.   LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that are expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the OTC Bulletin Board section of the NASDAQ Stock Market under the symbol TOFC. Prior to the Company's initial public offering on January 29, 1999, there was no public market for the common stock. As of February 15, 2001, there were 269 shareholders of record or approximately 2,700 beneficial owners of the common stock.

The prices set forth below reflect the high and low bid information for the Company's common stock as reported on the OTC Bulletin Board by quarter during the period from the date of the Company's initial public offering (January 29, 1999) through December 31, 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     HIGH / LOW STOCK PRICE

                            2000                          1999
                     --------------------         ---------------------
                       HIGH         LOW             HIGH          LOW
     ------------------------------------------------------------------

     1st Quarter     $ 9.000      $ 6.875         $ 11.000      $ 8.500

     2nd Quarter       8.250        7.250            9.875        8.375

     3rd Quarter       9.000        7.062            9.375        8.000

     4th Quarter       8.750        7.125            9.125        6.500


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

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

     - the Company's status as a start-up company with only two years of operating history;
     - the effect of extensive banking regulation on the Bank's ability to grow and compete;
     - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
     - the competitive disadvantage resulting from the Company's status as a highly regulated, start-up company;
     -    the Company's dependence on key management personnel;
     - the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
     - the Company's dependence on a favorable local economy in the Bank's primary service area;
     -    the Bank's dependence on net interest spread for profitability; and
     - the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

The Company experienced its second year of significant growth during 2000. Total assets of the Company were $212,412,708 at December 31, 2000 compared to $103,647,067 at December 31, 1999, an increase of $108,765,641. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits. Assets increased during each quarter of 2000 and 1999. The Company anticipates that assets will continue to increase significantly as the Bank begins its third year of operation.

Earning Assets. The Company's loan portfolio experienced another year of significant growth during 2000. Loans were $155,880,445 at December 31, 2000 compared to $67,314,520 at December 31, 1999, an increase of $88,565,925 or 132%. The loan portfolio, which equaled 76% and 66% of earning assets at December 31, 2000 and 1999, respectively, was primarily comprised of commercial loans at both dates. At December 31, 2000, commercial loans were approximately 83% of the portfolio and represented loans to business interests generally located within the Bank's market area. Approximately 63% of the loan portfolio consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 20% of the loan portfolio consisted of commercial loans primarily secured by real estate. There are no significant industry concentrations within the commercial portfolio. The concentration and rapid growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage, home equity and consumer lending, while only 17% of loans at December 31, 2000, also experienced excellent growth. Management believes that this growth should continue as the Bank expands its distribution network during 2001 and beyond; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector.

The following table presents the maturity of total loans outstanding as of December 31, 2000, according to scheduled repayments of principal and also based upon repricing opportunities.

MATURITIES OF LOANS OUTSTANDING

                                                  WITHIN           1 - 5            OVER
                                                  1 YEAR           YEARS           5 YEARS          TOTALS
--------------------------------------------------------------------------------------------------------------
LOANS BASED UPON CONTRACTUAL
MATURITY DATES:
Commercial                                     $ 36,955,885     $ 47,518,633    $ 14,355,572     $ 98,830,090
Commercial real estate                            2,564,370       22,924,978       5,140,560       30,629,908
Residential real estate                           1,635,397        1,995,158       3,355,843        6,986,398
Home equity                                       3,308,955        1,309,793       2,396,827        7,015,575
Consumer                                          9,617,954        1,041,182       1,759,338       12,418,474
                                            ------------------------------------------------------------------

        Total loans                            $ 54,082,561     $ 74,789,744    $ 27,008,140    $ 155,880,445
                                            ==================================================================

LOANS BASED UPON REPRICING
OPPORTUNITIES:
Fixed rate                                     $ 11,009,662     $ 43,119,307    $ 13,005,267    $  67,134,236
Variable rate                                    88,746,209                                        88,746,209
                                            ------------------------------------------------------------------

        Total loans                            $ 99,755,871     $ 43,119,307    $ 13,005,267    $ 155,880,445
                                            ==================================================================


The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "watchlist." Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2000, there were $6,305,000 of potential problem loans outstanding classified on the watchlist. At December 31, 2000, no scheduled loan payments were 90 days or more past due, no loans had been placed in nonaccrual status and no loans were categorized as impaired. During 2000, the Bank did not experience any charged-off loans and only experienced a minor consumer loan charge-off of $491 during 1999. There were no foreign loans outstanding at December 31, 2000, 1999 or 1998.

In each accounting period, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above, and absent some of those factors, based upon peer industry data of comparable banks.

The following table illustrates the breakdown of the allowance for loan losses by loan type.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                           LOAN TYPE                        LOAN TYPE
                                       DECEMBER 31, 2000     AS A %     DECEMBER 31, 1999     AS A %
                                           ALLOWANCE        OF TOTAL        ALLOWANCE        OF TOTAL
LOAN TYPE                                  ALLOCATION        LOANS          ALLOCATION        LOANS
-----------------------------------------------------------------------------------------------------
Commercial                                 $  821,206        63.4%          $  334,256        65.5%
Commercial real estate                        229,656        19.7%              68,735        13.6%
Residential real estate                        17,445         4.5%              14,794         8.8%
Home equity                                    34,969         4.5%              11,892         3.8%
Consumer                                      185,796         7.9%              83,570         8.3%
Unallocated                                 1,075,437          n/a             496,262          n/a
                                         ---------------------------      ---------------------------

      Total allowance for loan losses      $2,364,509       100.0%          $1,009,509       100.0%
                                         ===========================      ===========================


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

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2001 as a result of anticipated increases in the total loan portfolio. The Company only experienced one small consumer loan charge-off during 1999 and did not experience any charge-offs during 2000.

Securities available for sale reflected growth during 2000, amounting to $10,626,300 at December 31,2000 compared to $5,816,391 at December 31, 1999. The
Company maintains a securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2000 and 1999, the portfolio was used entirely for liquidity as these assets were mainly held in 30-day maturity, U.S. Government Agency notes. The portfolio will continue to be highly liquid during the near term while loan demand remains strong and until a larger source of a funding base is developed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS")No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. An unrealized gain on this portfolio was recorded at December 31, 2000 in the amount of $876 compared to an unrealized loss of $715 recorded at December 31, 1999. In addition to the investment securities recorded at December 31, 2000, the Company also had $2,500,000 in interest bearing deposits with other banks. There were no interest bearing deposits at December 31, 1999.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments, consisting of short-term certificates of deposit and commercial paper, are used to manage daily liquidity needs and interest rate sensitivity. These short-term assets, which recorded growth of $6,635,335 during 2000, were $34,805,438 and $28,170,103 at December 31, 2000 and December 31, 1999, respectively. At December 31, 2000 and 1999, these short-term assets were approximately 24% and 28% of earning assets, respectively. The balance of short-term assets and the balance as a percent of earning assets are expected to fluctuate during the near term as the Company's balance sheet experiences continued growth.

SOURCE OF FUNDS

The Company's major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank began taking deposits when it commenced operations in February 1999 and experienced significant growth during 1999 and 2000. Total deposits were $188,296,124 at December 31, 2000 and $81,733,238 at December 31, 1999, an
increase of $106,562,886 or 130%.

Noninterest bearing deposits grew significantly during 2000 and were $25,372,181 at December 31, 2000, a 137% increase over $10,689,378 at December 31, 1999. At December 31, 2000, noninterest bearing deposits were approximately 13.5% of total deposits, a slight increase over the 1999 level. Noninterest bearing deposits at December 31, 2000 were comprised of $22.8 million in business checking accounts, $.6 million in public funds and $2.0 million in consumer accounts.

Interest bearing deposits also grew significantly during 2000 and were $162,923,943 and $71,043,860 at December 31, 2000 and 1999, respectively.
Interest bearing deposits at December 31, 2000 were comprised of approximately 50% in money market accounts, 8% in interest bearing checking and savings accounts, and 42% in certificates of deposit. The December 31, 2000 percentages represented a significant deposit mix change from 1999, when the percentages were 66%, 13%, and 21%, respectively. In 2000, all deposit categories reflected balance increases over 1999 levels; however, the most significant shift from 1999 was in the certificate of deposit category. The balance of certificates of deposit at December 31, 2000 was $68,307,585 compared to $14,871,774 at December 31, 1999, an increase of $53,435,811. The large influx of deposits in this category was mainly attributable to new accounts established with several governmental and municipal public fund entities, as well as and to a lesser degree, from general business and consumer certificate of deposit growth. The balance of interest bearing deposits at December 31, 2000 reflected $24 million in business accounts, $66 million in consumer accounts and $73 million in public fund accounts compared to $14 million, $37 million, and $20 million, respectively at December 31, 1999. As of December 31, 2000, the Company had $53,935,924 in certificates of deposit of $100,000 or more, of which $40,037,793 mature within three months, $7,203,717 mature over three months through six months, $5,856,320 mature over six months through twelve months, and $838,094 mature over twelve months.

Short-term borrowings at December 31, 2000 and 1999 were $530,000 and $210,000, respectively, and were entirely comprised of overnight federal funds purchased from a correspondent bank.

Stockholders' equity was $22,395,493 at December 31, 2000 and $21,320,179 at December 31, 1999. The increase of $1,075,314 was almost entirely attributable to the 2000 net income of $1,074,070. The only other item affecting stockholders' equity was a $1,244 change in net unrealized appreciation on securities available for sale, net of tax. At the completion of the IPO during 1999, the Company had issued 2,530,000 shares of common stock and redeemed one share of common stock outstanding at December 31, 1998. The net proceeds from the sale of the stock in the IPO was $23,469,770 after deducting offering expenses and underwriters' discounts. Of that amount, $20,939,770 was recorded as additional paid-in-capital. No additional shares were issued during 2000. At December 31, 2000 and 1999 the Company had balances of $1,074,806 and $2,148,876, respectively, in accumulated deficit, a decrease of $1,074,070 from 1999 which reflects of the net income generated during 2000. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. The Company reported net income of $1,074,070 or $.42 per share for the year ended December 31, 2000. The profitable result was a turnaround from the significant, but expected, net operating loss of $1,675,442 or $.71 per share during 1999 and net operating loss of $473,434 during 1998. The losses recorded were a result of start-up and development costs during 1998 and early 1999 and the first ten months of bank operations during 1999. The year 2000 results reflected substantial growth from 1999 in revenue. Net interest income in 2000 was $5,772,219 compared to $2,287,916 in 1999, an increase of $3,434,303 mainly from an increase in loan outstandings. Noninterest income in 2000 was $1,027,764 compared to $287,739 in 1999, an increase of $740,025 from further development of the trust business and other fee income based products. Offsetting the improvements in revenue during 2000 was a $345,000 increase from 1999 in provision for loan losses and a $1,667,916 increase from 1999 in noninterest expenses related mainly to increases in salaries and benefits, occupancy and equipment costs as a result of growth.

The 2000 results included a $588,100 or $.23 per share income tax benefit for the use of a net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit was a one-time occurrence as the Company is now generating profits and should reflect a normal tax expense in future quarters. This adjustment effectively brought all tax accounts current and future results will be recorded net of a full-statutory state and federal tax expense basis. Exclusive of the tax benefit, earnings have improved for seven consecutive quarters since the Bank began operations.

During 1999, the net operating loss prior to the opening of the Bank was approximately $779,000 while the loss recorded after the Bank commenced operations was approximately $896,000. The loss from bank operations was mainly attributable to a non-cash charge of $1,010,000 for provision for loan losses. Although the Company essentially recorded no loan losses during 1999, significant provisions were required as the result of the substantial loan growth. As the Bank does not yet have enough history of loss activity to use its own loss experience to establish the allowance for loan losses, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending.

The loan loss provisions are made in the period loans are recorded and are immediate reductions to earnings. Loan loss provisions are expected to continue to reduce earnings (as was the case during 2000 and 1999), although more moderately, as the anticipated rate of loan growth slows relative to the size of the Bank's loan portfolio.

Although continued significant future asset growth is anticipated, resulting in additional large loan loss provisions, the overall earnings performance of the Company is expected to improve. As reflected in 2000, the asset growth of the Company should result in an increased level of net interest income, which, coupled with noninterest income, should exceed the growth and level of noninterest expense and provision for loan losses.

The following table shows some of the key equity performance ratios for the years ended December 31, 2000 and 1999.


          PERFORMANCE RATIOS
                                                   2000           1999
          ----------------------------------------------------------------

          Return on average total assets           0.68 %        (2.96)%
          Return on average equity                 5.04 %        (8.25)%
          Average equity to average assets        13.49 %        35.88 %


Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 2000 were $12,768,740 and $7,046,521, respectively, netting $5,722,219 in net interest income. Interest income and interest expense for the year ended December 31, 1999 totaled $3,681,846 and $1,393,930, respectively, providing for net interest income of $2,287,916. The substantial increase of $3,434,303 in net interest income in 2000 from 1999 was primarily attributable to an increase in the loan outstandings. The net yield on average earning assets during 2000 was 3.70% compared to 4.20% for 1999. The decline in margin was generally due to the funding of the Bank's growth with higher cost deposits in the form of money market accounts and certificates of deposit. The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity during 2000 and 1999. There was no interest income or interest expense during 1998.

AVERAGE BALANCE, INTEREST,
AND YIELD / COST ANALYSIS

                                                               2000                                     1999
                                            ----------------------------------------------------------------------------------
                                                               INTEREST                                 INTEREST
                                               AVERAGE           EARNED        YIELD     AVERAGE          EARNED        YIELD
                                               BALANCE          OR PAID       OR COST    BALANCE         OR PAID       OR COST
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest earning deposits                $   4,239,300    $     261,415     6.17%  $   9,332,405   $     462,203     4.95%
Federal funds sold                             24,207,356        1,539,411     6.36%     10,367,027         533,124     5.14%
Securities - taxable                           12,661,474          786,116     6.21%      6,087,425         318,152     5.23%
Loans                                         113,683,022       10,181,798     8.96%     28,746,925       2,368,367     8.24%
                                            ------------------------------            -----------------------------
     Total interest-earning assets            154,791,152       12,768,740     8.25%     54,533,782       3,681,846     6.75%

Allowance for loan losses                      (1,658,730)                                 (390,586)
Cash and due from banks                         3,300,368                                 1,808,070
Other assets                                    1,676,525                                   676,387
                                            -------------                             -------------
     Total assets                           $ 158,109,315                             $  56,627,653
                                            =============                             =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest-bearing checking                   $   5,318,863    $     104,043     1.96%  $   4,597,201   $     154,562     3.36%
Savings                                         2,115,305           71,976     3.40%        617,768          18,139     2.94%
Money market                                   52,617,624        2,954,194     5.61%     19,793,392         917,439     4.64%
Certificates of deposit                        60,170,373        3,897,330     6.48%      5,598,305         292,042     5.22%
Short-term borrowings                             309,454           18,978     6.13%        210,986          11,748     5.57%
                                            ------------------------------            -----------------------------
     Total interest-bearing liabilities       120,531,619        7,046,521     5.85%     30,817,652       1,393,930     4.52%

Noninterest-bearing checking                   15,513,954                                 5,199,846
Other liabilities                                 740,361                                   289,804
Stockholders' equity                           21,323,381                                20,320,351
                                            -------------                             -------------
     Total liabilities and
        stockholders' equity                $ 158,109,315                             $  56,627,653
                                            =============                             =============

NET INTEREST INCOME                                          $   5,722,219                            $   2,287,916
                                                             =============                            =============
RATE SPREAD                                                                    2.40%                                    2.23%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                   3.70%                                    4.20%


The following table shows the changes in interest income, interest expense, and net interest income due to variances in rate and volume of average earning assets and interest bearing liabilities. The change in interest not solely due to changes in rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

CHANGES IN NET INTEREST INCOME DUE
TO RATE AND VOLUME

                                                                           2000 OVER 1999
                                                        ------------------------------------------------
                                                                RATE           VOLUME           TOTAL
--------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST INCOME:
      Short-term investments and interest
        earning deposits                                      $  94,118     $  (294,906)    $  (200,788)
      Federal funds sold                                        151,497         854,790       1,006,287
      Securities - taxable                                       69,373         398,591         467,964
      Loans                                                     223,750       7,589,681       7,813,431
                                                        ------------------------------------------------
          Net change in interest income                         538,738       8,548,156       9,086,894

INCREASE (DECREASE) IN INTEREST EXPENSE:
      Interest-bearing checking                                 (72,013)         21,494         (50,519)
      Savings                                                     3,311          50,526          53,837
      Money market                                              230,184       1,806,571       2,036,755
      Certificates of deposit                                    87,209       3,518,079       3,605,288
      Short-term borrowings                                       1,290           5,940           7,230
                                                        ------------------------------------------------
          Net change in interest expense                        249,981       5,402,610       5,652,591
                                                        ------------------------------------------------

NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                                           $ 288,757     $ 3,145,546     $ 3,434,303
                                                        ================================================

                                                                           1999 OVER 1998
                                                        ------------------------------------------------
                                                                RATE           VOLUME           TOTAL
--------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST INCOME:
      Short-term investments and interest
        earning deposits                                      $             $   462,203     $   462,203
      Federal funds sold                                                        533,124         533,124
      Securities - taxable                                                      318,152         318,152
      Loans                                                                   2,368,367       2,368,367
                                                        ------------------------------------------------
          Net change in interest income                                       3,681,846       3,681,846

INCREASE (DECREASE) IN INTEREST EXPENSE:
      Interest-bearing checking                                                 154,562         154,562
      Savings                                                                    18,139          18,139
      Money market                                                              917,439         917,439
      Certificates of deposit                                                   292,042         292,042
      Short-term borrowings                                                      11,748          11,748
                                                        ------------------------------------------------
          Net change in interest expense                                      1,393,930       1,393,930
                                                        ------------------------------------------------

NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                                           $             $ 2,287,916     $ 2,287,916
                                                        ================================================


Interest income is primarily generated from the loan portfolio, which comprised 73% and 53% of average earning assets during 2000 and 1999, respectively. During 2000, the loan portfolio had an average yield of 8.96%, and earned $10.2 million, or 80% of total interest income, an increase of $7.9 million from 1999. The increase was primarily due to the increase in average loans and the increase in the prime lending rate during 2000. During 1999, the loan portfolio had an average yield of 8.24% and earned $2.4 million, or 64%, of total interest income. The taxable securities portfolio, federal funds sold and short-term investments and interest earning deposits equaled 8%, 16% and 3%, respectively, of average earning assets during 2000. With an average yield of 6.21%, taxable securities contributed $786,116, or 6% of total interest income in 2000, while federal funds sold and short-term investments and interest earning deposits had a combined average yield of 6.33% and earned 14% of total interest income in 2000. During 1999, the taxable securities portfolio, federal funds sold and short-term investments and interest earning deposits equaled 11%, 19% and 17%, respectively, of average earning assets. With an average yield of 5.23%, taxable securities contributed $318,152, or 9% of total interest income in 1999, while federal funds sold and short-term investments and interest earning deposits had a combined average yield of 5.05% and earned 27% of total interest income in 1999.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 34% and 39%, respectively, of average earning assets during 2000, and 36% and 10%, respectively, of earning assets during 1999. The substantial percentage change within the certificate of deposit category reflects the increase in this type of funding during 2000, generated mainly from governmental and municipal public funds and consumers. Money market balances had an average rate of 5.61% and cost $2,954,194 or 42% of total interest expense in 2000. Certificates of deposit had an average rate of 6.48% and cost $3,897,330 or 55% of total interest expense in 2000. Interest expense on savings and interest bearing checking totaled 3% of total interest expense during 2000. The Company paid $18,978 in short-term interest expense, or .3% of total interest expense, during 2000.

During 1999, money market accounts had an average rate of 4.64% and cost $917,439 or 66% of total interest expense, while certificates of deposit had an average rate of 5.22% and cost $292,042, or 21% of total interest expense. Savings deposits and interest bearing checking accounts equaled 1% and 8% of average earning assets during 1999, respectively. With an average rate of 2.94%, savings deposits cost $18,139, or 1% of total interest expense in 1999, while interest bearing checking accounts had an average rate of 3.36% and cost $154,562, or 11% of total interest expense in 1999. Short-term borrowings, comprised of federal funds purchased, had an average rate of 5.57% during 1999. The Company paid $11,748 in short-term interest expense, or 1% of total interest expense, during 1999.

Provision for Loan Losses. Reflecting significant loan growth in both years, the provision for loan losses was $1,355,000 for 2000 and $1,010,000 for 1999. This reflects a $345,000 or 34% increase from 1999 to 2000. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2000 was 1.52% as compared to 1.50% at the end of 1999. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses incurred in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. As the Bank does not yet have enough history of loss activity to use its own loss experience to establish the allowance for loan losses, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending. Reflecting its focus on credit quality, the Company had no nonperforming loans or loans past due 90 days or more at December 31, 2000. The Company had no charge-offs during 2000 and since its inception has only had one minor consumer loan charge-off of $491.

Noninterest Income. Noninterest income recorded substantial growth during 2000 as all major categories reflected improved performance. Total noninterest income was $1,027,764 for the year ended December 31, 2000 compared to $287,739 for the year ended December 31, 1999. Fees from trust services grew significantly and were $424,251 for 2000 compared to $24,554 in 1999. The trust area was developed during 1999 and was operational for approximately three months at the end of 1999. Other improvements during 2000 included a $69,793 increase in deposit service charge income, a $79,867 increase in mortgage loan broker fees, and a $190,668 increase in other fee-based income. Service charge income increased due to an expanding account base; mortgage loan broker fees reflected growth due to expansion of the marketplace and despite a rise in mortgage interest rates; and other fees increased mainly due to the development of an off-balance-sheet mutual fund sweep product. There was no noninterest income recorded during 1998.

Noninterest Expense. Noninterest expense totaled $4,909,013 for the year ended December 31, 2000 compared to $3,241,097 for the year ended December 31, 1999, an increase of $1,667,916. The increase in expenses is mainly attributable to the growth in the business and the additional overhead costs associated with that growth. This is evidenced by salaries and benefits costs, which increased $1,190,887, and occupancy and equipment costs which increased $289,824, over their respective 1999 levels. Salary and benefits costs were $3,077,557 for 2000 while occupancy and equipment costs were $635,522. Other various expense categories reflected increases during 2000 such as data processing costs, office supplies, and courier costs, but to a lesser dollar amount than those mentioned above. Professional costs decreased during 2000 from 1999 as the Company had incurred professional costs related to the start-up of the Bank.

During 1999, salaries and benefits costs were $1,886,670, while occupancy and equipment expenses totaled $345,698. Additional large overhead expenses in 1999 included costs for professional fees and services, which amounted to $378,417, and marketing expenses which were $141,051. The majority of the costs incurred during 1999 were for general bank operations; however, $102,000 of professional fees and services were incurred during the first quarter of 1999 related to the start-up and development costs of the Bank.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 72.7% in 2000 compared to 125.8% in 1999. This level of efficiency ratio continues to be high, but reflects substantial improvement from 1999. As anticipated, this improvement in efficiency ratio has resulted from the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. The 1999 level of efficiency ratio was not out of line for a start-up bank during its first year of operation. Management expects that the efficiency ratio should continue to improve in the future as additional asset growth and operating efficiencies are realized.

Income Taxes Expense (Benefit). Due to the net loss from operations recorded by the Company during 1998 and 1999, no provision for income tax expense was necessary during those years. During 2000, the Company recorded an income tax benefit of $588,100 or $.23 per share as a result of its current and projected future profits. This benefit effectively brought all tax accounts current, and future results will be recorded net of a full-statutory state and federal tax expense basis. The tax benefit resulted from the use of a net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit was a one-time occurrence as the Company is now generating profits and should reflect a normal tax expense in future quarters.

1998 Results of Operations. The Company was incorporated on July 8, 1998 as a bank holding company to establish, own and operate the Bank. The Bank received all necessary regulatory approvals and began operations on February 19, 1999. During 1998, the Company expended approximately $58,000 for furniture, fixtures, and equipment and other necessary assets, prior to commencing bank operations. As of December 31, 1998, the Company had an accumulated deficit during the development stage of $473,434. The deficit resulted primarily from costs related to organizing the Bank.

CAPITAL SOURCES

Stockholders' equity is a noninterest bearing source of funds which provides support for asset growth. Stockholders' equity was $22,395,493 and $21,320,179 at December 31, 2000 and 1999, respectively. The increase during 2000 was almost entirely attributable to the $1,074,070 in recorded net income for the year. During 1999 the Company successfully completed its initial public offering whereby 2,530,000 shares were sold at $10.00 per share. Total proceeds from the IPO were $25,300,000 less underwriters' fees and offering costs of $1,830,230, for net proceeds of $23,469,770. The Company used $15,000,000 of the net proceeds from the IPO to provide the initial capitalization of the Bank in February 1999. The Company's 1999 net operating loss of $1,675,442 negatively impacted stockholders' equity.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2000 and 1999 are disclosed under Note 14 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2000 or 1999. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

LIQUIDITY

Liquidity is measured by the Company's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2000 and 1999 and was generated almost entirely from in-market sources. At December 31, 2000 and 1999, total deposits were $188,296,124 and $81,733,238, respectively, and the loan-to-deposit ratio was 82.8% and 82.4%, respectively. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. Should sufficient funding from in-market sources not be enough to match the loan growth, the Company has developed, and will develop, wholesale or out-of-market deposit and borrowing capacities.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and at December 31, 2000 and 1999 had $530,000 and $210,000 outstanding, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

In addition to the normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby and commercial letters of credit. As of December 31, 2000, the Company had a total of $31,220,148 in unfunded loan commitments and $1,008,915 in unfunded standby letters of credit. At December 31, 1999, the Company had a total of $21,221,712 in unfunded loan commitments and $284,982 in unfunded standby letters of credit. The loan commitments are lines of credit to be drawn at any time as customers' cash needs vary. The Company monitors fluctuations in loan balances and commitment levels and includes such data in its overall liquidity management.

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

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Company's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Company assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and overall asset quality.

There are two interest rate risk measurement techniques which may be used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates. The following table depicts the Company's GAP position as of December 31, 2000:

RATE SENSITIVITY ANALYSIS
(dollars in thousands)

                                              WITHIN         THREE TO        ONE TO          AFTER
                                               THREE          TWELVE          FIVE           FIVE
                                              MONTHS          MONTHS          YEARS          YEARS          TOTAL
-------------------------------------------------------------------------------------------------------------------
ASSETS
        Fixed rate loans                    $   5,190       $   5,820       $  43,119      $  13,005      $  67,134
        Variable rate loans                    88,746                                                        88,746
        Federal funds sold and interest
           earning deposits                    31,523                                                        31,523
        Short-term investments                  5,782                                                         5,782
        Securities available for sale           9,957                                            669         10,626
        Allowance for loan losses                                                             (2,364)        (2,364)
        Other assets                                                                          10,966         10,966
                                            -----------------------------------------------------------------------
Total assets                                $ 141,198       $   5,820       $  43,119      $  22,276      $ 212,413
                                            -----------------------------------------------------------------------
LIABILITIES
        Interest-bearing checking           $  10,792       $               $              $              $  10,792
        Savings accounts                        2,392                                                         2,392
        Money market accounts                  81,432                                                        81,432
        Time deposits < $100,000                3,718           9,030           1,624                        14,372
        Time deposits $100,000 and over        40,038          13,060             838                        53,936
        Short-term borrowings                     530                                                           530
        Noninterest-bearing checking           25,372                                                        25,372
        Other liabilities                                                                      1,192          1,192
                                            -----------------------------------------------------------------------
Total liabilities                             164,274          22,090           2,462          1,192        190,018

STOCKHOLDERS' EQUITY                                                                          22,395         22,395
                                            -----------------------------------------------------------------------
Total sources of funds                      $ 164,274       $  22,090       $   2,462      $  23,587      $ 212,413
                                            -----------------------------------------------------------------------
Net asset (liability) GAP                   $ (23,076)      $ (16,270)      $  40,657      $  (1,311)     $
                                            -----------------------------------------------------------------------
CUMULATIVE GAP                              $ (23,076)      $ (39,346)      $   1,311      $              $
                                            -----------------------------------------------------------------------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                 (10.9)%         (18.5)%           0.6%           0.0%          0.00%

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

Due to the low level of risk during the first and second years of operation, the Company did not utilize simulation analysis as a tool for measuring the effects of interest rate risk on the income statement. As growth has dictated, the Company is in the process of assessing and acquiring simulation modeling capabilities for use in the future.

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

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED STATISTICAL DATA

Years ended December 31,                                      2000                1999              1998
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS:
Interest income                                          $  12,768,740       $   3,681,846       $
Interest expense                                             7,046,521           1,393,930
                                                         -------------       -------------       ----------
Net interest income                                          5,722,219           2,287,916
Provision for loan losses                                    1,355,000           1,010,000
Noninterest income                                           1,027,764             287,739
Noninterest expense                                          4,909,013           3,241,097          473,434
                                                         -------------       -------------       ----------
Income (loss) before income taxes                              485,970          (1,675,442)        (473,434)
Income taxes expense (benefit)                                (588,100)
                                                         -------------       -------------       ----------
Net income (loss)                                        $   1,074,070       $  (1,675,442)      $ (473,434)
                                                         =============       =============       ==========

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                             $ 212,412,708       $ 103,647,067       $  396,576
Cash and cash equivalents                                   42,715,744          30,443,695          213,920
Interest earning deposits                                    2,500,000
Securities available for sale                               10,626,300           5,816,391
Loans                                                      155,880,445          67,314,520
Allowance for loan losses                                    2,364,509           1,009,509
Total deposits                                             188,296,124          81,733,238
Short-term borrowings                                          530,000             210,000
Stockholders' equity                                        22,395,493          21,320,179         (473,424)

CONSOLIDATED FINANCIAL RATIOS:
Return on average assets                                          0.68%              (2.96)%            n/m
Return on average stockholders' equity                            5.04%              (8.25)%            n/m
Dividend payout ratio                                              n/a                 n/a              n/a
Average stockholders' equity to average total assets             13.49%              35.88%             n/m

Nonperforming loans to loans                                      0.00%               0.00%             n/a
Allowance for loan losses to loans                                1.52%               1.50%             n/a

Total risk-based capital                                         14.24%              25.96%             n/m
Tier 1 leverage risk-based capital                               12.99%              24.79%             n/m
Tier 1 leverage capital                                          11.21%              24.75%             n/m

PER SHARE DATA:
Net income (loss):
      Basic and diluted                                  $        0.42       $       (0.71)             n/m
Book value at end of period                              $        8.85       $        8.43              n/m
Dividends declared                                                 n/a                 n/a              n/a

-----------------------------------------------------------------------------------------------------------

n/m - not meaningful
n/a - not applicable

ITEM 7    FINANCIAL STATEMENTS

Tower Financial Corporation
CONSOLIDATED BALANCE SHEETS
At December 31, 2000 and 1999

                                                                     2000               1999
------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $   7,910,306      $   2,273,592
Short-term investments and interest earning deposits                8,288,169          7,321,726
Federal funds sold                                                 26,517,269         20,848,377
                                                                -------------      -------------
     Total cash and cash equivalents                               42,715,744         30,443,695

Interest earning deposits                                           2,500,000
Securities available for sale, at fair value                       10,626,300          5,816,391

Loans                                                             155,880,445         67,314,520
Allowance for loan losses                                          (2,364,509)        (1,009,509)
                                                                -------------      -------------
     Net loans                                                    153,515,936         66,305,011

Premises and equipment, net                                         1,254,123            723,975
Accrued interest receivable                                         1,052,576            306,268
Other assets                                                          748,029             51,727
                                                                -------------      -------------

     Total assets                                               $ 212,412,708      $ 103,647,067
                                                                =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                          $  25,372,181      $  10,689,378
   Interest-bearing                                               162,923,943         71,043,860
                                                                -------------      -------------
     Total deposits                                               188,296,124         81,733,238

Short-term borrowings                                                 530,000            210,000
Accrued interest payable                                              465,872            132,429
Other liabilities                                                     725,219            251,221
                                                                -------------      -------------
     Total liabilities                                            190,017,215         82,326,888

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 issued and outstanding             23,469,770         23,469,770
Accumulated deficit                                                (1,074,806)        (2,148,876)
Accumulated other comprehensive income (loss), net of tax
   of $347 in 2000 and $0 in 1999                                         529               (715)
                                                                -------------      -------------
     Total stockholders' equity                                    22,395,493         21,320,179
                                                                -------------      -------------

     Total liabilities and stockholders' equity                 $ 212,412,708      $ 103,647,067
                                                                =============      =============

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (inception) to December 31, 1998

                                              2000              1999              1998
------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees                $ 10,181,798      $  2,368,367      $
     Securities - taxable                      786,116           318,152
     Other interest income                   1,800,826           995,327
                                          ------------      ------------      ------------
         Total interest income              12,768,740         3,681,846
INTEREST EXPENSE:
     Deposits                                7,027,543         1,382,182
     Short-term borrowings                      18,978            11,748
                                          ------------      ------------      ------------
         Total interest expense              7,046,521         1,393,930
                                          ------------      ------------      ------------

Net interest income                          5,722,219         2,287,916
PROVISION FOR LOAN LOSSES                    1,355,000         1,010,000
                                          ------------      ------------      ------------

Net interest income after provision
   for loan losses                           4,367,219         1,277,916

NONINTEREST INCOME:
     Trust fees                                424,251            24,554
     Service charges                            84,513            14,720
     Loan broker fees                          296,233           216,366
     Other fees                                222,767            32,099
                                          ------------      ------------      ------------
         Total noninterest income            1,027,764           287,739

NONINTEREST EXPENSE:
     Salaries and benefits                   3,077,557         1,886,670           261,188
     Occupancy and equipment                   635,522           345,698            19,178
     Marketing                                 185,607           141,051             6,831
     Data processing                           148,028            70,720
     Loan and professional costs               261,484           378,417           127,066
     Other expense                             600,815           418,541            59,171
                                          ------------      ------------      ------------
         Total noninterest expense           4,909,013         3,241,097           473,434
                                          ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES              485,970        (1,675,442)         (473,434)
Income taxes expense (benefit)                (588,100)
                                          ------------      ------------      ------------

NET INCOME (LOSS)                         $  1,074,070      $ (1,675,442)     $   (473,434)
                                          ============      ============      ============

BASIC AND DILUTED EARNINGS (LOSS) PER
   COMMON SHARE                           $       0.42      $      (0.71)              n/m
AVERAGE COMMON SHARES OUTSTANDING            2,530,000         2,344,055               n/m

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (inception) to December 31, 1998

                                                 2000            1999              1998
------------------------------------------------------------------------------------------
Net income (loss)                             $ 1,074,070     $(1,675,442)     $  (473,434)

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $347 in 2000
   and $0 in 1999 and 1998                          1,244            (715)
                                              -----------     -----------      -----------

COMPREHENSIVE INCOME (LOSS)                   $ 1,075,314     $(1,676,157)     $  (473,434)
                                              ===========     ===========      ===========

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (inception) to December 31, 1998

                                                     COMMON                          ACCUMULATED
                                                    STOCK AND                           OTHER
                                      PREFERRED      PAID-IN         ACCUMULATED    COMPREHENSIVE
                                        STOCK        CAPITAL           DEFICIT      INCOME (LOSS)        TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE, JULY 8, 1998               $             $                 $                 $             $

Issuance of common stock                                    10                                                10

Net loss for 1998                                                       (473,434)                       (473,434)
                                   ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                  10          (473,434)                       (473,424)

Issuance of common stock,
   net of underwriters' fee
   and offering costs                               23,469,770                                        23,469,770

Retirement of common stock                                 (10)                                              (10)

Net loss for 1999                                                     (1,675,442)                     (1,675,442)

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $0                                                             (715)             (715)
                                   ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                          23,469,770        (2,148,876)         (715)       21,320,179

Net income for 2000                                                    1,074,070                       1,074,070

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $347                                                          1,244             1,244
                                   ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000          $             $ 23,469,770      $ (1,074,806)     $    529      $ 22,395,493
                                   ==============================================================================

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (inception) to December 31, 1998

                                                              2000               1999               1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $   1,074,070      $  (1,675,442)     $    (473,434)
     Adjustments to reconcile net income (loss)
        to net cash from operating activities:
         Depreciation and amortization                         229,230            113,005
         Provision for loan losses                           1,355,000          1,010,000
         Change in accrued interest receivable                (746,308)          (306,268)
         Change in other assets                               (696,649)            73,233
         Change in accrued interest payable                    333,443            132,429
         Change in other liabilities                           473,998            141,221            110,000
                                                         -------------      -------------      -------------
         Net cash from operating activities                  2,022,784           (511,822)          (363,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                   (88,565,925)       (67,315,011)
     Net change in interest earning deposits                (2,500,000)
     Purchase of securities available for sale            (121,101,318)      (112,185,361)
     Proceeds from maturities of securities
        available for sale                                 116,293,000        106,368,256
     Purchase of equipment and leasehold
        expenditures                                          (759,378)          (779,285)           (57,696)
                                                         -------------      -------------      -------------
         Net cash from investing activities                (96,633,621)       (73,911,401)           (57,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                106,562,886         81,733,238
     Net change in short-term borrowings                       320,000            210,000
     Proceeds from related party notes payable                                                       760,000
     Repayment of related party notes payable                                    (760,000)
     Gross proceeds from issuance of common stock                              25,300,000                 10
     Payment of underwriters' fee and offering costs                           (1,830,230)
     Repurchase and retirement of common stock                                        (10)
     Deferred offering costs                                                                        (124,960)
                                                         -------------      -------------      -------------
         Net cash from financing activities                106,882,886        104,652,998            635,050

NET CHANGE IN CASH AND CASH EQUIVALENTS                     12,272,049         30,229,775            213,920
Cash and cash equivalents, beginning of period              30,443,695            213,920
                                                         -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  42,715,744      $  30,443,695      $     213,920
                                                         =============      =============      =============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                            $   6,713,078      $   1,261,501      $
     Income taxes                                               45,000

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS, INDUSTRY SEGMENTS, AND CONCENTRATIONS OF CREDIT
         RISK: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly-owned subsidiary, Tower Bank & Trust Company (the "Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, the Company was in the development stage and its activities were limited to the organization of the Bank as well as the completion of its initial public stock offering.

         The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2000 commercial loans totaled approximately 83.1%, residential real estate loans totaled approximately 4.5% and home equity and consumer loans totaled approximately 12.4%. Categories of commercial loans at December 31, 2000 exceeding 30% of year-end stockholders' equity are as follows: medical and health services $11 million or 7% of total loans; real estate (including owner-occupied and investment) $27 million or 17% of total loans; and building, development and general contracting $17 million or 11% of total loans. The Company also provides trust services to customers. While the Company's management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable segment.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

         CASH FLOW REPORTING: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short term investments and federal funds sold. Cash flows are reported net of customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

         SECURITIES: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) and stockholders' equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary.

                                   (continued)

         LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

         ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

         A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

         STOCK OPTIONS: Expense for compensation under the Stock Option Plan is based on APB No. 25 with expense reported only on the excess, if any, between the quoted market price of the Company's common stock on the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation expense has been recognized for stock option awards. Pro forma disclosures of the net income and earnings per common share are provided as if the fair value method of SFAS No. 123 were used to measure expense for stock based compensation.

         INCOME TAXES: Income tax expense is the sum of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-


                                   (continued)
         and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

         DIVIDEND RESTRICTIONS: The Company and the Bank are subject to banking regulations which require the maintenance of certain capital levels and positive retained earnings, which will prevent the payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter.

         EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share is based on weighted average common shares outstanding. Diluted earnings (loss) per share further assumes the issue of any dilutive potential common shares issuable under stock options.

         COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of stockholders' equity.

         NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this standard on January 1, 2001 did not have a material effect on the financial condition of the Company.

         RECLASSIFICATIONS: Some items in the prior year's financial statements were reclassified to conform to the current presentation.






                                   (continued)

Note 2 - SECURITIES AVAILABLE FOR SALE

         The amortized cost and fair value of securities available for sale at December 31, 2000 and 1999 were as follows:

                                                                                      2000
                                                        ----------------------------------------------------------------
                                                              AMORTIZED    UNREALIZED      UNREALIZED          FAIR
                                                                COST          GAINS          LOSSES            VALUE
         ---------------------------------------------------------------------------------------------------------------
         U.S. Government agency debt obligations            $  9,955,974   $      876      $               $  9,956,850
         Federal Reserve Bank stock                              522,350                                        522,350
         Federal Home Loan Bank stock                            147,100                                        147,100
                                                        ----------------------------------------------------------------

               TOTAL INVESTMENT SECURITIES                  $ 10,625,424   $      876      $               $ 10,626,300
                                                        ================================================================

                                                                                      1999
                                                        ----------------------------------------------------------------
                                                              AMORTIZED    UNREALIZED      UNREALIZED          FAIR
                                                                COST          GAINS          LOSSES            VALUE
         ---------------------------------------------------------------------------------------------------------------
         U.S. Government agency debt obligations            $  5,246,256   $               $     (715)     $  5,245,541
         Federal Reserve Bank stock                              423,750                                        423,750
         Federal Home Loan Bank stock                            147,100                                        147,100
                                                        ----------------------------------------------------------------

               TOTAL INVESTMENT SECURITIES                  $  5,817,106   $               $     (715)     $  5,816,391
                                                        ================================================================


         The amortized cost and fair values of debt investment securities at December 31, 2000, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                              WEIGHTED
                                                               AVERAGE      AMORTIZED         FAIR
                                                                YIELD          COST           VALUE
         ---------------------------------------------------------------------------------------------
         Due in one year or less                                    6.21%  $9,955,974      $9,956,850


         There were no sales of securities during 2000, 1999 or 1998.

         There were no securities pledged at December 31, 2000 or 1999.

         At December 31, 2000, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

         There were no investments securities held at December 31, 1998.




                                   (continued)

Note 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at December 31, 2000 and 1999 are as follows:

                                                         2000                               1999
                                        ----------------------------------------------------------------------
                                                BALANCE          %                 BALANCE          %
         -----------------------------------------------------------------------------------------------------
         Commercial                          $ 98,794,370      63.4%            $ 44,110,020      65.5%
         Commercial real estate                30,620,966      19.7%               9,164,638      13.6%
         Residential real estate                6,977,947       4.5%               5,917,613       8.8%
         Home equity                            6,993,762       4.5%               2,550,904       3.8%
         Consumer                              12,386,400       7.9%               5,571,345       8.3%
                                        ----------------------------------------------------------------------
               Total loans                    155,773,445     100.0%              67,314,520     100.0%
         Deferred loan costs                      107,000
         Allowance for loan losses             (2,364,509)                        (1,009,509)
                                        ------------------                 ------------------

               NET LOANS                     $153,515,936                       $ 66,305,011
                                        ==================                 ==================


         Activity in the allowance for loan losses during 2000 and 1999 was as follows:

                                                             2000                   1999
         -----------------------------------------------------------------------------------
         Beginning balance, January 1                     $ 1,009,509           $
         Provision charged to operating expense             1,355,000              1,010,000
         Charge-offs - consumer                                                         (491)
         Recoveries
                                                          ----------------------------------

               ENDING BALANCE, DECEMBER 31                $ 2,364,509           $  1,009,509
                                                          ==================================

         There were no loans classified as nonaccrual or impaired during 2000 or 1999 and no loans past due greater than 90 days and still accruing interest or any troubled debt restructurings at December 31, 2000 or 1999. There were no loans outstanding at December 31, 1998.


Note 4 - PREMISES AND EQUIPMENT, NET

         Premises and equipment at December 31, 2000 and 1999 were as follows:

                                                             2000                   1999
         -----------------------------------------------------------------------------------
         Leasehold improvements                           $   388,560           $    176,876
         Furniture and equipment                            1,207,799                660,105
                                                          ----------------------------------
               Subtotal                                     1,596,359                836,981
         Accumulated depreciation                            (342,236)              (113,006)
                                                          ----------------------------------

               TOTAL PREMISES AND EQUIPMENT               $ 1,254,123           $    723,975
                                                          ==================================

         Information regarding lease commitments is provided in Footnote 10.

                                   (continued)

Note 5 - DEPOSITS

         Deposits at December 31, 2000 and 1999 are summarized as follows:

                                                            2000                                1999
                                          ---------------------------------------------------------------------
                                                  BALANCE            %                BALANCE          %
         ------------------------------------------------------------------------------------------------------
         Noninterest-bearing demand            $  25,372,181       13.5%            $ 10,689,378     13.1%
         Interest-bearing checking                10,792,166        5.7%               7,425,344      9.1%
         Money market                             81,432,217       43.3%              47,196,522     57.7%
         Savings                                   2,391,975        1.3%               1,550,220      1.9%
         Time, under $100,000                     14,371,661        7.6%               4,044,306      5.0%
         Time, $100,000 and over                  53,935,924       28.6%              10,827,468     13.2%
                                          ---------------------------------------------------------------------

               TOTAL DEPOSITS                  $ 188,296,124      100.0%            $ 81,733,238    100.0%
                                          =====================================================================


         The following table shows the maturity distribution for certificates of deposit at December 31, 2000.

                                                   UNDER            $100,000
                                                  $100,000          AND OVER            TOTAL
         ----------------------------------------------------------------------------------------
         2001                                  $  12,748,199      $ 53,097,830      $ 65,846,029
         2002                                      1,407,676           326,641         1,734,317
         2003                                         72,031                              72,031
         2004                                         35,907                              35,907
         2005                                        107,848           511,453           619,301
                                          -------------------------------------------------------

               TOTAL                           $  14,371,661      $ 53,935,924      $ 68,307,585
                                          =======================================================


Note 6 - SHORT-TERM BORROWINGS

         Information relating to short-term borrowings, comprised entirely of federal funds purchased, at December 31, 2000 and 1999 is summarized below:

                                                                  2000             1999
         -----------------------------------------------------------------------------------
         Outstanding balance at year-end                        $ 530,000      $   210,000
         Interest rate at year-end                                   6.19%            1.94%
         Average balance during the year                        $ 309,454      $   210,986
         Average interest rate during the year                       6.13%            5.57%
         Maximum month-end balance during the year              $ 530,000      $ 1,110,000


         At December 31, 2000 the Bank had $6,500,000 in lines of credit available from correspondant banks.



                                   (continued)

Note 7 - INCOME TAXES

         The consolidated provision for income taxes for the following years ended December 31 are as follows:

                                                                            2000            1999            1998
         ------------------------------------------------------------------------------------------------------------
         Federal     - current                                           $  288,120     $               $
                     - deferred                                             (67,352)       (503,048)       (142,350)
         State       - current                                               34,784
                     - deferred                                             (18,402)       (140,959)        (38,893)
         Change in valuation allowance                                     (825,250)        644,007         181,243
                                                                         --------------------------------------------

               TOTAL INCOME TAXES EXPENSE (BENEFIT)                      $ (588,100)    $               $
                                                                         ============================================


         The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

                                                                            2000            1999            1998
         ------------------------------------------------------------------------------------------------------------
         Statutory tax rate                                                    34.0 %         (34.0)%         (34.0)%
         State tax, net of federal income tax effect                            5.6 %          (5.6)%          (5.6)%
         Change in deferred tax valuation allowance                          (169.8)%          38.4 %          38.3 %
         Other                                                                  9.2 %           1.2 %           1.3 %
                                                                         --------------------------------------------

               EFFECTIVE TAX RATE (BENEFIT)                                  (121.0)%               %               %
                                                                         ============================================


         The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2000 and 1999:

                                                                            2000            1999
         -------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS:
         Provision for loan losses                                       $  799,288    $    393,700
         Net operating loss carryforward                                                    205,000
         Start-up / pre-opening expenses                                    186,355         243,000
                                                                         ---------------------------
               Total deferred tax assets                                    985,643         841,700
                                                                         ---------------------------
         DEFERRED TAX LIABILITIES:
         Depreciation                                                       (32,256)        (16,450)
         Net deferred loan costs                                            (42,383)
         Net unrealized appreciation on securities
            available for sale                                                 (347)
                                                                         ---------------------------
               Total deferred tax liabilities                               (74,986)        (16,450)
                                                                         ---------------------------

         Net deferred tax asset before asset valuation                      910,657         825,250
         Valuation allowance for deferred tax assets                                       (825,250)
                                                                         ---------------------------

               NET DEFERRED TAX ASSET                                    $  910,657    $
                                                                         ===========================



                                   (continued)

         A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 1999 management had determined that an allowance of $825,250 was required; at December 31, 2000, as a result of three consecutive and improved quarters of net income and projections of net income in future periods, management determined that a valuation allowance for deferred tax assets was no longer needed. Hence, during the fourth quarter of 2000, a net tax benefit was recorded to eliminate the valuation allowance previously recorded.


Note 8 - STOCK OPTION PLAN

         Options to buy stock are granted to directors, officers and employees under the 1998 Stock Option and Incentive Plan (the "Plan"), which provides for issuance of up to 310,000 shares of common stock of the Company. The exercise price is not less than the market price at the date of grant. The maximum option term is ten years. Option vesting occurs over various periods of time ranging from immediate to four years. A summary of the Plan is as follows:

                                                                   2000                            1999
                                                          ---------------------------------------------------------
                                                                         WEIGHTED                         WEIGHTED
                                                                         AVERAGE                          AVERAGE
                                                                         EXERCISE                         EXERCISE
                                                            SHARES        PRICE              SHARES         PRICE
         ----------------------------------------------------------------------------------------------------------
         Beginning balance, January 1                       305,430      $   9.97                         $
         Granted                                             27,600          9.64            307,440          9.97
         Forfeited                                          (25,380)        10.02             (2,010)        10.03
                                                          ----------                       ----------

               ENDING BALANCE, DECEMBER 31                  307,650          9.94            305,430          9.97
                                                          ==========                       ==========

         Options exercisable at year-end                    145,600          9.98             59,994         10.00
         Weighted average fair value of
            options granted during year                   $    4.02                        $    4.99


         Options outstanding at December 31, 2000 were as follows:

                                                                 OUTSTANDING                     EXERCISABLE
                                                          ---------------------------------------------------------
                                                                          WEIGHTED
                                                                        AVERAGE YEARS                     WEIGHTED
         RANGE OF                                                       OF REMAINING                      AVERAGE
         EXERCISE                                            # OF        CONTRACTUAL          # OF        EXERCISE
         PRICES                                            OPTIONS          LIFE             OPTIONS        PRICE
         ----------------------------------------------------------------------------------------------------------
         $7.00 - $7.99                                          500          9.97                         $
         $8.00 - $8.99                                        4,750          9.25
         $9.00 - $9.99                                       22,000          8.58              5,500          9.20
         $10.00 - $10.99                                    280,400          8.07            140,100         10.01
                                                          ----------                       ----------

               TOTALS                                       307,650          8.13            145,600          9.98
                                                          ==========                       ==========


                                   (continued)

         Had compensation cost for stock options been measured using SFAS No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below. No actual compensation cost was recognized in 2000 or 1999.

                                                                                      2000               1999
         --------------------------------------------------------------------------------------------------------
         Net income (loss) as reported                                           $  1,074,070       $ (1,675,442)
         Pro forma net income (loss)                                                  698,356         (2,223,193)

         Basic and diluted earnings (loss) per share as reported                         0.42              (0.71)
         Pro forma basic and diluted earnings (loss) per share                           0.28              (0.95)


         The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of the grant date.

                                                                                      2000               1999
         --------------------------------------------------------------------------------------------------------
         Risk-free interest rate                                                        6.58%              5.01%
         Expected option life                                                         8 years            8 years
         Expected stock price volatility                                               34.96%             34.80%
         Expected dividend yield                                                         None               None


Note 9 - RELATED PARTY TRANSACTIONS

         Noninterest bearing notes payable in the amount of $760,000 were outstanding to certain members of the Board of Directors of the Company at December 31, 1998. The notes were paid during the first quarter of 1999 from the proceeds from the Company's initial public offering.

         Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2000 and 1999, the Bank had approximately $13,618,590 and $11,300,650, respectively, in loan commitments to directors and executive officers, of which $12,485,925 and $10,022,412 were outstanding at the respective year-ends, as reflected in the following table.

         LOANS TO DIRECTORS AND EXECUTIVE OFFICERS

                                                                                      2000               1999
         -------------------------------------------------------------------------------------------------------
         Beginning balance, January 1                                            $ 10,022,412       $
         New loans                                                                 11,624,487         10,719,521
         Repayments                                                                (9,160,974)          (697,109)
                                                                                 -------------------------------

                ENDING BALANCE, DECEMBER 31                                      $ 12,485,925       $ 10,022,412
                                                                                 ===============================

         During 2000 and 1999, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The lease is a 10-year lease


                                   (continued)
         commencing on January 1, 1999 and provides for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann by the Company and the Bank for rent and maintenance was $216,476 and $148,518 during 2000 and 1999, respectively. The lease is accounted for as an operating lease.


Note 10 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

         The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.

         The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

         Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2000 and 1999, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

         The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2000 and 1999 was as follows:

                                                                        2000               1999
         -------------------------------------------------------------------------------------------
         Commitments to extend credit                               $ 31,220,148       $ 21,221,712
         Standby letters of credit                                       248,982            284,982
                                                               -------------------------------------

                TOTAL                                               $ 31,469,130       $ 21,506,694
                                                               =====================================

         Management does not anticipate any significant losses as a result of these commitments.



                                   (continued)

         The Company and the Bank occupy their respective headquarters offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2000 are as follows:

              -----------------------------------------------------------

                             2001                $   361,107
                             2002                    340,073
                             2003                    351,990
                             2004                    319,156
                             2005                    325,533
                       Thereafter                  1,074,907
                                                 -----------

                            TOTAL                $ 2,772,766
                                                 ===========


Note 11 - EMPLOYEE BENEFIT PLANS


         The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. During 1999 and 2000, the 401(k) plan allowed employees to contribute up to 15% of their compensation. The Company may match a portion of the employees' contributions and provide investment choices for the employees, including investment in common stock of the Company. The Company made no contribution to the plan during 1999 or 2000. In December, 2000, the Board of Directors approved an employer contribution for the 2001 plan year matching 50% of the first 6% of the compensation contributed. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan will be determined annually by management and approved by the Board of Directors.


Note 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. Items which are not financial instruments are not shown.

                                                                 2000                              1999
                                                    -----------------------------------------------------------------
                                                       CARRYING           FAIR           CARRYING           FAIR
                                                        VALUE            VALUE            VALUE            VALUE
         ------------------------------------------------------------------------------------------------------------
         FINANCIAL ASSETS:
              Cash and cash equivalents             $  42,715,744    $  42,715,744     $ 30,443,695     $ 30,443,695
              Interest earning deposits                 2,500,000        2,500,000
              Securities available for sale            10,626,300       10,626,300        5,816,391        5,816,391
              Loans, net                              153,515,936      152,420,304       66,305,011       65,593,504
              Accrued interest receivable               1,052,576        1,052,576          306,268          306,268

         FINANCIAL LIABILITIES:
              Deposits                               (188,296,124)    (188,518,515)     (81,733,238)     (81,724,554)
              Short-term borrowings                      (530,000)        (530,000)        (210,000)        (210,000)
              Accrued interest payable                   (465,872)        (465,872)        (132,429)        (132,429)



                                   (continued)

         Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, and short-term borrowings is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.


Note 13 - INITIAL PUBLIC OFFERING

         On January 29, 1999, the Company completed an initial public offering of its common stock during which 2,200,000 shares were sold at $10.00 per share. In February 1999, the Company completed the sale of 330,000 common shares included in the underwriters' overallotment option at $10.00 per share. Total proceeds from the offering were $25,300,000 less underwriters' fees and offering expenses of $1,830,230 for net proceeds of $23,469,770. The Company used approximately $15,000,000 of the net proceeds from the stock offering to provide the initial capitalization of the Bank in February 1999.


Note 14 - REGULATORY MATTERS

         Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

         Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

         In addition, as a condition to regulatory approvals of the Bank's formation, the Bank is required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent 8% and Tier 1 capital to average assets in excess of nine percent 9%, all during the first three years of operation. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank's category.



                                   (continued)

         Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2000 and 1999:

                                                                       TOTAL             TIER 1             TIER 1
                                                                    RISK-BASED         RISK-BASED          LEVERAGE
         2000                                                         CAPITAL           CAPITAL            CAPITAL
         -------------------------------------------------------------------------------------------------------------
         Minimum capital adequacy ratio                                    8.00%              4.00%              4.00%
         Percent to be well capitalized                                   10.00%              6.00%              5.00%
         Actual % - December 31, 2000
                Company                                                   14.24%             12.99%             11.21%
                Bank                                                      12.11%             10.86%              9.41%

         AT DECEMBER 31, 2000:
         Required capital for minimum capital adequacy
                Company                                            $ 13,794,101       $  6,897,050       $  7,994,282
                Bank                                                 13,637,602          6,818,801          7,862,686
         Required capital to be well capitalized
                Company                                              17,242,626         10,345,576          9,992,852
                Bank                                                 17,047,002         10,228,201          9,828,358
         Actual capital
                Company                                              24,552,875         22,394,964         22,394,964
                Bank                                                 20,638,303         18,504,543         18,504,543


                                                                       TOTAL             TIER 1             TIER 1
                                                                    RISK-BASED         RISK-BASED          LEVERAGE
         1999                                                         CAPITAL           CAPITAL            CAPITAL
         -------------------------------------------------------------------------------------------------------------
         Minimum capital adequacy ratio                                    8.00%              4.00%              4.00%
         Percent to be well capitalized                                   10.00%              6.00%              5.00%
         Actual % - December 31, 1999
                Company                                                   25.96%             24.79%             24.75%
                Bank                                                      17.57%             16.35%             15.62%

         AT DECEMBER 31, 1999:
         Required capital for minimum capital adequacy
                Company                                            $  6,880,064       $  3,440,032       $  3,446,158
                Bank                                                  6,587,195          3,293,597          3,446,158
         Required capital to be well capitalized
                Company                                               8,600,080          5,160,048          4,307,697
                Bank                                                  8,233,994          4,940,396          4,307,697
         Actual capital
                Company                                              22,329,688         21,320,179         21,320,179
                Bank                                                 14,469,875         13,460,366         13,460,366


         The Bank was required to maintain a noninterest bearing balance with the Federal Reserve Bank to meet regulatory reserve and clearing requirements during 2000. The average reserve balance during 2000 was $178,000. There were no requirements during 1999 or 1998.

                                   (continued)

Note 15 - EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2000 and 1999:

                                                                                  2000              1999
         ----------------------------------------------------------------------------------------------------
         BASIC
         Net income (loss)                                                   $  1,074,070       $ (1,675,442)
                                                                             --------------------------------
         Weighted average common shares outstanding                             2,530,000          2,344,055
                                                                             --------------------------------
         Basic earnings (loss) per common share                              $       0.42       $      (0.71)

         DILUTED
         Net income (loss)                                                   $  1,074,070       $ (1,675,442)
                                                                             --------------------------------
         Weighted average common shares outstanding                             2,530,000          2,344,055
         Add: dilutive effect of assumed stock option exercises
                                                                             --------------------------------
         Weighted average common shares and dilutive additional
            potential common shares outstanding                                 2,530,000          2,344,055
                                                                             --------------------------------
         Diluted earnings (loss) per common share                            $       0.42       $      (0.71)


         Earnings per common share is not presented for 1998 and it is not meaningful as the Company was in its developmental stages.


Note 16 - PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

         Following are condensed parent company (the Company's) financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998.


                            CONDENSED BALANCE SHEETS

                                                                                  2000              1999
                                                                              -------------------------------
         ASSETS
         Cash and cash equivalents                                           $  3,956,954       $  7,863,631
         Investment in the Bank                                                18,505,072         13,460,366
                                                                             --------------------------------

               Total assets                                                  $ 22,462,026       $ 21,323,997
                                                                             ================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Other liabilities                                                   $     66,533       $      3,818
         Stockholders' equity                                                  23,395,493         21,320,179
                                                                             --------------------------------

               Total liabilities and stockholders' equity                    $ 23,462,026       $ 21,323,997
                                                                             ================================


                                   (continued)

                        CONDENSED STATEMENTS OF OPERATION

                                                                       2000              1999              1998
                                                                   ------------------------------------------------
INCOME
      Interest income                                              $    210,518      $    363,151      $
      Other income                                                                            822
                                                                   ------------------------------------------------
           Total income                                                 210,518           363,973

EXPENSE
      Salaries and benefits                                                               284,742           261,188
      Professional                                                      170,874           138,165           127,066
      Other expense                                                       9,036            77,589            85,180
                                                                   ------------------------------------------------
           Total expense                                                179,910           500,496           473,434

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN
    UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARY                        30,608          (136,523)         (473,434)

Income taxes expense
Equity in undistributed net income (loss) of subsidiary               1,043,462        (1,538,919)
                                                                   ------------------------------------------------

NET INCOME (LOSS)                                                  $  1,074,070      $ (1,675,442)     $   (473,434)
                                                                   ================================================
COMPREHENSIVE INCOME (LOSS)                                        $  1,075,314      $ (1,676,157)     $   (473,434)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       2000              1999              1998
                                                                   ------------------------------------------------
Cash flows from operating activities
      Net income (loss)                                            $  1,074,070      $ (1,675,442)     $   (473,434)
      Adjustments to reconcile net income (loss) to
         net cash from operating activities:
           Equity in undistributed (income) loss of subsidiary       (1,043,462)        1,538,919
           Change in other assets                                                         182,656           110,000
           Change in other liabilities                                   62,715          (106,182)
                                                                   ------------------------------------------------
              Net cash from operating activities                         93,323           (60,049)         (363,434)

Cash flows from investing activities
      Equipment expenditures                                                                                (57,696)
                                                                   ------------------------------------------------
              Net cash from investing activities                                                            (57,696)

Cash flows from financing activities
      Proceeds from related party notes payable                                                             760,000
      Repayment of related party notes payable                                           (760,000)
      Gross proceeds from issuance of common stock                                     25,300,000                10
      Payment of underwriters' fee and offering costs                                  (1,830,230)
      Repurchase and retirement of common stock                                               (10)
      Capital investment into the Bank                               (4,000,000)      (15,000,000)
      Deferred offering costs                                                                              (124,960)
                                                                   ------------------------------------------------
              Net cash provided from financing activities            (4,000,000)        7,709,760           635,050

Net change in cash and cash equivalents                              (3,906,677)        7,649,711           213,920

Cash and cash equivalents, beginning of period                        7,863,631           213,920
                                                                   ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  3,956,954      $  7,863,631      $    213,920
                                                                   ================================================

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheet of Tower Financial Corporation as of December 31, 2000 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tower Financial Corporation as of December 31, 1999 and for the years ended December 31, 1999 and 1998 were audited by other auditors whose report dated January 13, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.


Fort Wayne, Indiana                           /s/ Crowe, Chizek and Company LLP
January 11, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed Form 8-K on November 3, 2000 to report to the Securities and Exchange Commission that the Company had dismissed PricewaterhouseCoopers LLP ("PWC"), on October 30, 2000, as the Company's principal independent accountants. PWC's reports on the Company's financial statements for the years ended December 31, 1999 and December 31, 1998 did not contain an adverse opinion or disclaimer opinion, and neither report was modified as to uncertainty, audit scope, or accounting principles. The Company's decision to change accountants was approved by the Company's Audit Committee and the Board of Directors. PWC had been the Company's principal independent accountants since the Company's organization on July 8, 1998 during which time there were no disagreements with PWC as described in Item 304(a)(1)(iv) of Regulation S-B.

On October 30, 2000, the Company engaged Crowe, Chizek and Company LLP to act as the Company's principal independent accountants.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item concerning the directors and nominees for director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on November 3, 2000 to report that the Company had changed principal independent accountants as described under Item 8 of this Form 10-KSB.



                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER FINANCIAL CORPORATION

                                        By:  /s/ Donald F. Schenkel
                                             ----------------------------------
Date: March 9, 2001                          Donald F. Schenkel
                                             Chairman of the Board, President
                                             And Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                    DATE
---------                                   -----                                    ----
/s/ Donald F. Schenkel                      Chairman of the Board, President,        March 9, 2001
-----------------------------------------   Chief Executive Officer and
Donald F. Schenkel                          Director (Principal Executive Officer)

/s/ Kevin J. Himmelhaver                    Executive Vice President, Chief          March 9, 2001
-----------------------------------------   Financial Officer and Secretary
Kevin J. Himmelhaver                        (Principal Financial Officer
                                            and Principal Accounting Officer)

/s/ Keith E. Busse                          Director                                 March 9, 2001
-----------------------------------------
Keith E. Busse

/s/ Kathryn D. Callen                       Director                                 March 9, 2001
-----------------------------------------
Kathryn D. Callen

/s/ Peter T. Eshelman                       Director                                 March 9, 2001
-----------------------------------------
Peter T. Eshelman

/s/ Michael S. Gouloff                      Director                                 March 9, 2001
-----------------------------------------
Michael S. Gouloff

/s/ Craig S. Hartman                        Director                                 March 9, 2001
-----------------------------------------
Craig S. Hartman

SIGNATURE                                       TITLE                                DATE
---------                                       -----                                ----
/s/ Jerome F. Henry, Jr.                        Director                             March 9, 2001
-----------------------------------------
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mantravadi, M.D.                Director                             March 9, 2001
-----------------------------------------
R.V. Prasad Mantravadi, M.D.

/s/ Michael J. Mirro, M.D.                      Director                             March 9, 2001
-----------------------------------------
Michael J. Mirro, M.D.

/s/ Debra A. Niezer                             Director                             March 9, 2001
-----------------------------------------
Debra A. Niezer

/s/ William G. Niezer                           Director                             March 9, 2001
-----------------------------------------
William G. Niezer

/s/ Maurice D. O'Daniel                         Director                             March 9, 2001
-----------------------------------------
Maurice D. O'Daniel

/s/ Leonard I. Rifkin                           Director                             March 9, 2001
-----------------------------------------
Leonard I. Rifkin

/s/ Joseph D. Ruffolo                           Director                             March 9, 2001
-----------------------------------------
Joseph D. Ruffolo

/s/ Larry L. Smith                              Director                             March 9, 2001
-----------------------------------------
Larry L. Smith

/s/ John V. Tippmann, Sr.                       Director                             March 9, 2001
-----------------------------------------
John V. Tippmann, Sr.

/s/ J. Richard Tomkinson                        Director                             March 9, 2001
-----------------------------------------
J. Richard Tomkinson

/s/ Irene A. Walters                            Director                             March 9, 2001
-----------------------------------------
Irene A. Walters

                                INDEX TO EXHIBITS

EXHIBIT
NO.                      DESCRIPTION
---                      -----------

3.1              (1)     Restated Articles of Incorporation of the Registrant

3.2              (1)     By-Laws of the Registrant

10.1             (1)     Lease Agreement dated October 6, 1998 between the
                         Registrant and Tippmann Properties, Inc.

10.2             (1)     Electronic Data Processing Services Contract dated
                         October 1, 1998 between Registrant and Rurbanc Data
                         Services, Inc.

10.3*            (1)     1998 Stock Option and Incentive Plan

10.4*            (1)     Employment Agreement dated December 1, 1998 between the
                         Registrant and Donald F. Schenkel

10.5*            (1)     Employment Agreement dated December 1, 1998 between the
                         Registrant and Kevin J. Himmelhaver

10.6*            (1)     Employment Agreement dated December 1, 1998 between the
                         Registrant and Curtis A. Brown

10.7             (2)     Lease Agreement dated February 16, 1999 between the
                         Registrant and Opal Development

10.8             (2)     Lease Agreement dated November 1, 1999 between the
                         Registrant and Reiff Enterprise

10.9             (2)     Lease Agreement dated December 6, 1999 between the
                         Registrant and Chestnut Development

10.10            (3)     Lease Agreement dated August 8, 2000 between the
                         Registrant and Rogers Markets Inc.

21                       Subsidiaries of the Company

23                       Consent of Independent Auditors

23.1                     Consent of Independent Accountants

99                       Report of Independent Accountants


* The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-B.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three-months ended September 30, 2000, is incorporated herein by reference.