Form 10QSB
period 2001-03-31
TOWER FINANCIAL CORP
filed 2001-05-14
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of April 30, 2001: 2,530,000.


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At March 31, 2001 and December 31, 2000

                                                                          (unaudited)
                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001             2000
                                                                         -------------    -------------
ASSETS
Cash and due from banks                                                  $   4,319,167    $   7,910,306
Short-term investments and interest earning deposits                         2,306,567        8,288,169
Federal funds sold                                                          51,325,828       26,517,269
                                                                         -------------    -------------
       Total cash and cash equivalents                                      57,951,562       42,715,744

Interest earning deposits                                                    1,608,000        2,500,000
Securities available for sale, at fair value                                 6,089,800       10,626,300

Loans                                                                      163,325,182      155,880,445
Allowance for loan losses                                                   (2,589,509)      (2,364,509)
                                                                         -------------    -------------
       Net loans                                                           160,735,673      153,515,936

Premises and equipment, net                                                  1,405,495        1,254,123
Accrued interest receivable                                                  1,002,864        1,052,576
Other assets                                                                   793,236          748,029
                                                                         -------------    -------------
       Total assets                                                      $ 229,586,630    $ 212,412,708
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing                                                   $  26,076,709    $  25,372,181
   Interest bearing                                                        177,194,329      162,923,943
                                                                         -------------    -------------
       Total deposits                                                      203,271,038      188,296,124

Short-term borrowings                                                          530,000          530,000
FHLB advances                                                                2,500,000                -
Accrued interest payable                                                       506,466          465,872
Other liabilities                                                              181,276          725,219
                                                                         -------------    -------------
       Total liabilities                                                   206,988,780      190,017,215

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding                                                  -                -
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding               23,469,770       23,469,770
Accumulated deficit                                                           (871,648)      (1,074,806)
Accumulated other comprehensive income (loss), net of tax expense
   (benefit) of $(180) at March 31, 2001 and $347 at December 31, 2000            (272)             529
                                                                         -------------    -------------
       Total stockholders' equity                                           22,597,850       22,395,493
                                                                         -------------    -------------
       Total liabilities and stockholders' equity                        $ 229,586,630    $ 212,412,708
                                                                         =============    =============


The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and March 31, 2000
(unaudited)


                                                          THREE MONTHS        THREE MONTHS
                                                              ENDED              ENDED
                                                          MARCH 31, 2001     MARCH 31, 2000
                                                          --------------     --------------
INTEREST INCOME:
      Loans, including fees                                $ 3,358,574        $ 1,758,097
      Securities - taxable                                     104,369            112,466
      Securities - tax exempt                                      647                  -
      Other interest income                                    455,736            353,287
                                                           -----------        -----------
           Total interest income                             3,919,326          2,223,850

INTEREST EXPENSE:
      Deposits                                               2,206,814          1,041,977
      Other borrowings                                           9,768              2,879
                                                           -----------        -----------
           Total interest expense                            2,216,582          1,044,856
                                                           -----------        -----------

Net interest income                                          1,702,744          1,178,994

Provision for loan losses                                      225,000            400,000
                                                           -----------        -----------

Net interest income after provision for loan losses          1,477,744            778,994

NONINTEREST INCOME:
      Trust fees                                               173,534             64,858
      Service charges                                           34,048             19,336
      Loan broker fees                                          83,947             75,939
      Other fees                                                47,497             33,335
                                                           -----------        -----------
           Total noninterest income                            339,026            193,468

NONINTEREST EXPENSE:
      Salaries and benefits                                    849,325            648,281
      Occupancy and equipment                                  217,444            146,393
      Marketing                                                 69,154             42,983
      Data processing                                           55,125             32,896
      Legal and professional costs                              66,935            122,736
      Other expense                                            222,175            129,898
                                                           -----------        -----------
           Total noninterest expense                         1,480,158          1,123,187

INCOME (LOSS) BEFORE INCOME TAXES                              336,612           (150,725)
Income taxes expense                                           133,454                  -
                                                           -----------        -----------

NET INCOME (LOSS)                                          $   203,158        $  (150,725)
                                                           ===========        ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE         $      0.08        $     (0.06)
Average common shares outstanding                            2,530,000          2,530,000
Average common shares and potential dilutive common
   shares outstanding                                        2,531,750          2,530,000


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2001 and March 31, 2000
(unaudited)


                                                                     THREE MONTHS      THREE MONTHS
                                                                        ENDED              ENDED
                                                                    MARCH 31, 2001    MARCH 31, 2000
                                                                    --------------    --------------
Net income (loss)                                                     $ 203,158         $(150,725)

Other comprehensive income (loss):
Change in net unrealized appreciation (depreciation) on
   securities available for sale, net of tax expense (benefit)
   of $(527) in 2001 and $0 in 2000                                        (801)           (4,933)
                                                                      ---------         ---------

COMPREHENSIVE INCOME (LOSS)                                           $ 202,357         $(155,658)
                                                                      =========         =========




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2001 and March 31, 2000
(unaudited)


                                                             COMMON                          ACCUMULATED
                                                            STOCK AND                           OTHER
                                             PREFERRED       PAID IN       ACCUMULATED      COMPREHENSIVE
                                               STOCK         CAPITAL         DEFICIT        INCOME (LOSS)         TOTAL
                                            ---------------------------------------------------------------------------------
Balance, January 1, 2000                     $      -     $ 23,469,770     $ (2,148,876)     $       (715)     $ 21,320,179

Change in unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax of $0            -                -                -            (4,933)           (4,933)

Net loss                                            -                -         (150,725)                -          (150,725)
                                            ---------------------------------------------------------------------------------

BALANCE, MARCH 31, 2000                      $      -     $ 23,469,770     $ (2,299,601)     $     (5,648)     $ 21,164,521
                                            =================================================================================



Balance, January 1, 2001                     $      -     $ 23,469,770     $ (1,074,806)     $        529      $ 22,395,493

Change in unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax
    expense (benefit) of $(527)                     -                -                -              (801)             (801)

Net income                                          -                -          203,158                 -           203,158
                                            ---------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                      $      -     $ 23,469,770     $   (871,648)     $       (272)     $ 22,597,850
                                            =================================================================================




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and March 31, 2000
(unaudited)


                                                                                  THREE MONTHS      THREE MONTHS
                                                                                      ENDED             ENDED
                                                                                  MARCH 31, 2001    MARCH 31, 2000
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $    203,158      $   (150,725)
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
         Depreciation and amortization                                                   78,318            42,580
         Provision for loan losses                                                      225,000           400,000
         Change in accrued interest receivable                                           49,712          (203,323)
         Change in other assets                                                         (44,680)          (17,616)
         Change in accrued interest payable                                              40,594           280,288
         Change in other liabilities                                                   (543,943)          (31,368)
                                                                                   ------------      ------------
             Net cash provided from operating activities                                  8,159           319,836
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                                             (7,444,737)      (26,903,209)
     Net change in interest earning deposits                                            892,000                 -
     Purchase of securities available for sale                                       (5,464,828)      (30,866,586)
     Proceeds from maturities of securities available for sale                       10,000,000        15,850,000
     Purchase of equipment and leasehold expenditures                                  (229,690)         (165,291)
                                                                                   ------------      ------------
             Net cash from investing activities                                      (2,247,255)      (42,085,086)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                          14,974,914        37,554,271
     Proceeds from FHLB advances                                                      2,500,000                 -
                                                                                   ------------      ------------
             Net cash provided from financing activities                             17,474,914        37,554,271
                                                                                   ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              15,235,818        (4,210,979)

Cash and cash equivalents, beginning of period                                       42,715,744        30,443,695
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 57,951,562      $ 26,232,716
                                                                                   ============      ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                      $  2,175,988      $    764,568
     Income taxes                                                                       181,674                 -




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. ORGANIZATION: Tower Financial Corporation ("the Company") was incorporated on July 8, 1998. The Company's wholly-owned subsidiary, Tower Bank & Trust Company ("the Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations.

  b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2001 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. The results for the period ended March 31, 2001 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and 1999 and the period from July 8, 1998 (date of inception) through December 31, 1998 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  c. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

  d. NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this standard on January 1, 2001 did not have a material effect on the financial condition of the Company.


NOTE 2 -- EARNINGS PER SHARE

      The following table reflects the calculation of basic and diluted earnings
      (loss) per common share for the three-month periods ended March 31, 2001 and 2000.

                                                                   FOR THE PERIOD ENDED MARCH 31,
                                                                   -----------------------------
                                                                          2001             2000
      ------------------------------------------------------------------------------------------
      BASIC
      Net income (loss)                                            $   203,158      $  (150,725)
                                                                   -----------------------------
      Weighted average common shares outstanding                     2,530,000        2,530,000
                                                                   -----------------------------
      Basic earnings (loss) per common share                       $      0.08      $     (0.06)

      DILUTED
      Net income (loss)                                            $   203,158      $  (150,725)
                                                                   -----------------------------
      Weighted average common shares outstanding                     2,530,000        2,530,000
      Add:  dilutive effect of assumed stock option exercises            1,750                -
                                                                   -----------------------------
      Weighted average common shares and dilutive additional
         potential common shares outstanding                         2,531,750        2,530,000
                                                                   -----------------------------
      Diluted earnings (loss) per common share                     $      0.08      $     (0.06)

NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2001 and December 31, 2000 are as follows:

                                             MARCH 31, 2001               DECEMBER 31, 2000
                                     -----------------------------------------------------------
                                         BALANCE            %           BALANCE           %
      ------------------------------------------------------------------------------------------
      Commercial                      $  102,808,924      63.0%      $  98,794,370      63.4%
      Commercial real estate              31,752,763      19.4%         30,620,966      19.7%
      Residential real estate              7,303,442       4.5%          6,977,947       4.5%
      Home equity                          6,726,732       4.1%          6,993,762       4.5%
      Consumer                            14,639,505       9.0%         12,386,400       7.9%
                                      ----------------------------------------------------------
           Total loans                   163,231,366     100.0%        155,773,445     100.0%
      Deferred loan costs                     93,816                       107,000
      Allowance for loan losses           (2,589,509)                   (2,364,509)
                                      --------------                 -------------

           NET LOANS                  $  160,735,673                 $ 153,515,936
                                      ==============                 =============


Activity in the allowance for loan losses during the three months ended March 31, 2001 and 2000 was as follows:

                                                        2001              2000
      ----------------------------------------------------------------------------
      Beginning balance, January 1                  $ 2,364,509        $ 1,009,509
      Provision charged to operating expense            225,000            400,000
      Charge-offs                                             -                  -
      Recoveries                                              -                  -
                                                   --------------------------------
           ENDING BALANCE, MARCH 31                 $ 2,589,509        $ 1,409,509
                                                   ================================

      Loans classified as nonaccrual or impaired were $322,980 at March 31, 2001 while loans past due greater than 90 days and still accruing interest were $24,416. There were no troubled debt restructurings at March 31, 2001. At December 31, 2000, there were no loans classified as nonaccrual or past due greater than 90 days and there were no troubled debt restructurings.


NOTE 4 -- INCOME TAXES

      For the period ended March 31, 2001, the Company recorded income tax expense of $133,454. The expense reflected an effective tax rate of 39.6% which was the same as the statutory rate for that period.

      A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Prior to the fourth quarter of 2000, management had determined that an allowance was required and no tax expense or benefit had been recorded by the Company. At December 31, 2000, as a result of three consecutive quarters of net income and projections of net income in future periods, management determined that a valuation allowance for deferred tax assets was no longer needed. Hence, during the fourth quarter of 2000, a net tax benefit of $588,100 was recorded to eliminate the valuation allowance previously recorded.


NOTE 5 - STOCK OPTION PLAN

      Options to buy common stock are granted to directors, officers and employees under the 1998 Stock Option and Incentive Plan (the "1998 Plan") which provides for the issuance of up to 310,000 shares of the common stock of the Company and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

      At March 31, 2001, options for 303,120 shares were outstanding to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $7.625 to $10.1875 per share. During the quarter, options for 1,500 shares were granted to an officer and options for 6,030 shares were terminated in accordance with the 1998 Plan due to employee terminations. Under the 1998 Plan, the shares associated with the terminated options may be subject to new option grants. Of the total options outstanding, options for 225,435 shares were vested and exercisable at March 31, 2001.

      On April 17, 2001, the stockholders approved the adoption of the 2001 Stock Option and Incentive Plan (the "2001 Plan") for officers, employees and directors. The 2001 Plan provides for the issuance of up to 125,000 shares of common stock of the Company and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% shareholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2001 and December 31, 2000 and results of operations for the three months ended March 31, 2001 and March 31, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

   - the Company's status as a start-up company with less than three years of operating history;
   - the effect of extensive banking regulation on the Bank's ability to grow and compete;
   - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
   - the competitive disadvantage resulting from the Company's status as a highly-regulated company;
   -  the Company's dependence on key management personnel;
   - the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
   - the Company's dependence on a favorable local economy in the Bank's primary service area;
   -  the trends in customer behavior as well as their ability to repay loans;
   -  the Bank's dependence on net interest spread for profitability; and
   - the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

Total assets of the Company were $229,586,630 at March 31, 2001 compared to its assets at December 31, 2000 of $212,412,708. The 8% increase in assets was reflected generally in loans and liquid assets and was attributable primarily to the inflow of funds from deposit growth at the Bank during the first quarter of 2001. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. Total assets at March 31, 2000 were $141,294,600. As the Bank enters its third year of operation, the Company anticipates that assets will continue to increase.

Cash and cash equivalents, which include Federal funds sold, were $57,951,562 at March 31, 2001, a $15,235,818 or 36% increase from $42,715,744 at December 31,
2000. Securities available for sale were $6,089,800 at the end of the first quarter of 2001, a decrease of $4,536,500 from December 31, 2000. The net increase in cash and cash equivalents during the first quarter of 2001 was due mainly to the Bank acquiring more liquid assets in the form of federal funds sold. The decrease in securities available for sale was a result of the maturity of a short-term investment security. The significant increase in the balance of liquid assets reflected at March 31, 2001 as compared to December 31, 2000 was reflective of daily liquidity needs and the downward trend in interest rates during the first quarter of 2001.

Total loans were $163,325,182 at March 31, 2001 reflecting a 5% increase from total loans of $155,880,445 at December 31, 2000. The loans outstanding at March 31, 2001 consisted of $135 million in commercial and commercial real estate loans, $7 million in residential real estate and $21 million in home equity and consumer loans. Loan growth in the first quarter of 2001 occurred mainly in the commercial and commercial real estate portfolio, and at a 5% increase, was not as strong as prior quarters. The slowed growth was the result of a general weakening in the economy and its effects on the local market as well as paydowns experienced in the loan portfolio. Management anticipates stronger growth in the second quarter of 2001 as the interest rate environment improves.

The allowance for loan losses at March 31, 2001 was $2,589,509. This represented approximately 1.59% of total loans outstanding. The provision for loan losses during the first quarter of 2000 was $225,000 compared to $400,000 in the first quarter of 2000. The addition to the allowance during the first quarter of each year was directly attributable to the amount of the loan growth during the respective period and risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2001 as a result of anticipated increases in the total loan portfolio. Other than a small consumer loan loss during 1999, the Company has not suffered any loan losses. At March 31, 2001, nonaccrual loans amounted to $322,980 and loans still accruing but past due 90 days or more were $24,416.

Net premises and equipment increased by $151,372 during the first three months of 2001 from $1,254,123 at December 31, 2000. The net increase resulted mainly from expenditures on several projects including leasehold improvements and equipment and furniture for a new branch location in Fort Wayne, as well as furniture and equipment for new personnel.

Accrued interest receivable decreased by $49,712 while other assets increased by $45,207 from December 31, 2000 balances and were $1,002,864 and $793,236 respectively at March 31, 2001. The decrease in accrued interest receivable from year-end was mainly attributable to the timing of loan payments and the increase in other assets was mainly attributable to income tax transactions.

Total deposits were $203,271,038 at March 31, 2001. Total deposits at December 31, 2000 were $188,296,124. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and the municipal sectors. While growth during the first quarter of 2001 was reflected in most categories, it was evident mainly in money market balances where growth was approximately $14 million and CDs under $100,000 which grew approximately $7 million. Balances decreased in the interest bearing checking and CD's over $100,000 categories. The majority of the growth was from the commercial and business sector while the decreases were reflected in the public fund accounts. As the Bank continues to diversify the funding base of the business, the percent of total funding provided by the public fund sector should continue to decline.

At March 31, 2001, the Bank had $2,500,000 in Federal Home Loan Bank ("FHLB") advances. Prior to 2001, the Bank had no FHLB advances. The Company also had $530,000 in federal funds purchased at March 31, 2001 and December 31, 2000.

Accrued interest payable increased $40,594 and other liabilities decreased by $543,943 from December 31, 2000 and were $506,466 and $181,276 at March 31,
2001, respectively. The increase in accrued interest payable was attributable mainly to accrued interest expense from a higher level of deposits during the first quarter of 2001 while the decrease in other liabilities was related to the payment of various payroll and other expense accrued at December 31, 2000.

Total stockholders' equity at March 31, 2001 was $22,597,850; an increase of $202,357 from $22,395,493 at December 31, 2000. The increase was mainly attributable to net income of $203,158 recorded during the first quarter of 2001 as well as the net change in the unrealized depreciation on securities.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended March 31, 2001 reflected net income of $203,158 or $.08 per share. The first quarter of 2001 was the first quarter that the Company had reflected a normal tax expense against earnings. In comparison, the Company had net income of $987,750 or $.39 per share for the fourth quarter of 2000 and a net loss of $150,725 or $.06 per share for the first quarter of 2000. The fourth quarter of 2000 results included a $588,100 or $.23 per share tax benefit resulting primarily from the use of a net operating loss carryforward. Prior to the fourth quarter of 2000, no tax expense or benefit had been recorded by the Company. Improved core operating results on a comparable basis have been reflected in each quarter since the Bank began operations in early 1999. The operating improvement during the three-month period ended March 31, 2001 from the fourth quarter of 2000 was mainly the result of higher net interest income from loan growth, higher fee income and a lower loan loss provision. Significant improvement in operating results was achieved over the first quarter of 2000 due to the overall growth of the business.

At March 31, 2001, the Company had an accumulated deficit of $871,648. The accumulated deficit is a continued reflection of the organizational and start-up costs incurred during the development stage of the Company and the Bank from July 1998 to February 1999. In addition, general bank operations in 1999 through the first quarter of 2000 generated losses as the Bank built its loan portfolio and trust business to achieve a profitable level and built its allowance for loan losses. The deficit has been reduced over the last twelve months by $1,427,953 as the Company has generated profitable results.

Interest income for the three-month periods ended March 31, 2001 and 2000 was $3,919,326 and $2,223,850, respectively, while interest expense for those periods was $2,216,582 and $1,044,856 respectively, resulting in net interest income of $1,702,744 for the first quarter of 2001 and $1,178,994 for the first quarter of 2000. Net interest income for the fourth quarter of 2000 was $1,643,920. The increase during each quarter of 2000 and 2001 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first quarter of 2001 was 3.48%, while the net interest margin for the first quarter of 2000 was 4.19%. The decline in the net interest margin from a year ago is the result of higher average costs of deposits to fund the growth in the loan portfolio.

A loan loss provision was recorded in the amount of $225,000 during the first quarter of 2001 as compared to $400,000 for the first quarter of 2000. The provision recorded was directly related to the growth in the loan portfolio and risk factors inherent in the loan portfolio. The loan loss allowance at March 31, 2001 totaled $2,589,509 and was 1.59% of total loans outstanding on that date. As the Company has had no significant loan loss experience and at March 31, 2001 nonperforming assets were only $322,980 and loans still accruing but past due 90 days or longer were $24,416, management believes the allowance for loan losses is adequate.

Noninterest income was $339,026 during the first quarter of 2001. This was a $145,558 or 75% increase over the first quarter of 2000. The increase in noninterest income from the comparable period is mainly attributable to growth in and development of the fee-based trust services and, to a lesser degree, from growth in fees from the mortgage origination unit and deposit service charges.

Noninterest expense was $1,480,158 for the first quarter of 2001 while noninterest expense for the three-month period ended March 31, 2000 was $1,123,187. The main components of noninterest expense for the first quarter of 2001 were salaries and benefits of $849,325, occupancy and equipment costs of $217,444, and legal and professional expenses in the amount of $66,935. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Expense totals for the 2001 quarter were higher than those for the first quarter of 2000 and were reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a new branch office in May 2000 and the opening of a second new branch office in January 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2001 as it has been each quarter throughout 2000 and 1999. Deposits have been generated mainly from in-market sources, however the Bank has expanded its funding base during the first quarter of 2001 to include national, non-brokered certificates of deposit and borrowings from the FHLB. The total dollars and percentage of total funding that these sources provided the Bank were $7,096,000 and 3.4%, respectively. At March 31, 2001, total deposits were $203,271,038 and the loan to deposit ratio was 80.3%. Total borrowings at March 31, 2001 were $3,030,000. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come primarily from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment funding, interest rate sensitivity strategy, liquidity capabilities and to diversify the funding base of the Bank.

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. The Company initially contributed $15,000,000 of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4,000,000 in capital to the Bank as a result of the substantial growth experienced during 1999. Additionally, during the first quarter of 2001, the Company contributed $2,000,000 in capital to the Bank due to continued growth.

As noted in previous filings, as a condition to regulatory approvals for the formation of the Bank, the Company and the Bank are required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions will expire in February 2002. The Company and the Bank currently have capitalization sufficient to meet these requirements. The extent of growth realized by the Company from March 2001 through February 2002 will determine whether the Company will need to generate additional capital to support continued growth. Management believes that the Company could grow to an average asset level approximating $260 million without the need for additional capital prior to the expiration of the regulatory capital requirements. Management is currently exploring various capital alternatives in the event additional capital is needed.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on April 17, 2001.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2004:

                                        Votes        Votes      Registered    Broker
                                         For        Withheld     Non-Votes   Non-Votes
                                     -------------------------------------------------
      R.V. Prasad Mantravadi M.D.      2,407,055       8,350       59,638      54,957
      Michael J. Mirro M.D.            2,344,895      70,510       59,638      54,957
      William G. Niezer                2,402,949      12,456       59,638      54,957
      Leonard I. Rifkin                2,407,859       7,546       59,638      54,957
      Larry L. Smith                   2,370,630      44,775       59,638      54,957
      John V. Tippmann, Sr.            2,403,059      12,346       59,638      54,957


      In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

      Keith E. Busse                   2002       Debra A. Niezer          2003
      Kathryn D. Callen                2003       Maurice D. O'Daniel      2003
      Peter T. Eshelman                2002       Joseph D. Ruffolo        2003
      Michael S. Gouloff               2002       Donald F. Schenkel       2002
      Craig S. Hartman                 2003       J. Richard Tomkinson     2002
      Jerome F. Henry, Jr.             2003       Irene A. Walters         2002


(c) Other matters voted upon and the results of the voting were as follows:

         The shareholders voted 2,278,679 in the affirmative and 79,551 in the negative, with 57,175 abstentions and no broker non-votes, to approve the 2001 Tower Financial Corporation Stock Option and Incentive Plan.

         The shareholders voted 2,393,736 in the affirmative and 16,254 in the negative, with 5,415 abstentions and no broker non-votes, to appoint Crowe, Chizek and Company LLP as auditors of the Company for 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    No exhibits.

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TOWER FINANCIAL CORPORATION


Dated:  May 10, 2001             /s/  Donald F. Schenkel
                                 -----------------------------------------------
                                 Donald F. Schenkel, Chairman of the Board,
                                 President and Chief Executive Officer


Dated:  May 10, 2001             /s/  Kevin J. Himmelhaver
                                 -----------------------------------------------
                                 Kevin J. Himmelhaver, Executive Vice President,
                                 Chief Financial Officer and Secretary