Form 10QSB
period 2001-06-30
TOWER FINANCIAL CORP
filed 2001-08-14
CIK 1072847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________ Commission file number 000-25287


                          TOWER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                           INDIANA                                                     35-2051170
                           -------                                                     ----------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)


                                 (219) 427-7000
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


 Number of shares of the issuer's common stock, without par value, outstanding as of July 31, 2001: 2,530,000.


         Transitional Small Business Disclosure Format      Yes [   ]     No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At June 30, 2001 and December 31, 2000

                                                                                       (unaudited)
                                                                                         JUNE 30,             DECEMBER 31,
                                                                                           2001                   2000
                                                                                      -------------          -------------
ASSETS
Cash and due from banks                                                                $  7,898,716           $  7,910,306
Short-term investments and interest earning deposits                                      7,548,812              8,288,169
Federal funds sold                                                                       32,304,502             26,517,269
                                                                                      -------------          -------------
       Total cash and cash equivalents                                                   47,752,030             42,715,744

Interest earning deposits                                                                 1,987,000              2,500,000
Securities available for sale, at fair value                                             11,071,800             10,626,300
Loans held for sale                                                                       2,173,428                     --

Loans                                                                                   178,790,280            155,880,445
Allowance for loan losses                                                                (2,814,509)            (2,364,509)
                                                                                      -------------          -------------
       Net loans                                                                        175,975,771            153,515,936

Premises and equipment, net                                                               1,371,320              1,254,123
Accrued interest receivable                                                                 907,183              1,052,576
Other assets                                                                              1,006,381                748,029
                                                                                       ------------           ------------
       Total assets                                                                   $ 242,244,913          $ 212,412,708
                                                                                      =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing                                                                 $ 24,709,187           $ 25,372,181
   Interest bearing                                                                     190,240,483            162,923,943
                                                                                      -------------          -------------
       Total deposits                                                                   214,949,670            188,296,124

Short-term borrowings                                                                     1,030,000                530,000
FHLB advances                                                                             2,500,000                      -
Accrued interest payable                                                                    440,520                465,872
Other liabilities                                                                           457,631                725,219
                                                                                      -------------          -------------
       Total liabilities                                                                219,377,821            190,017,215

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding                                                              --                     --
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding                            23,469,770             23,469,770
Accumulated deficit                                                                        (608,493)            (1,074,806)
Accumulated other comprehensive income, net of tax of
   $3,810 at June 30, 2001 and $347 at December 31, 2000                                      5,815                    529
                                                                                      -------------          -------------
       Total stockholders' equity                                                        22,867,092             22,395,493
                                                                                      -------------          -------------

       Total liabilities and stockholders' equity                                     $ 242,244,913          $ 212,412,708
                                                                                      =============          =============


     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2001 and June 30, 2000 (unaudited)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                        -----------------------------         -----------------------------
                                                            2001              2000                2001              2000
                                                        -----------       -----------         -----------       -----------
Interest income:
      Loans, including fees                             $ 3,331,168       $ 2,280,384         $ 6,689,742       $ 4,038,481
      Securities - taxable                                   93,820           232,226             198,189           344,692
      Securities - tax exempt                                 2,829                 -               3,476                 -
      Other interest income                                 578,199           363,557           1,033,935           716,844
                                                        -----------       -----------         -----------       -----------
           Total interest income                          4,006,016         2,876,167           7,925,342         5,100,017

INTEREST EXPENSE:
      Deposits                                            2,159,070         1,515,493           4,365,884         2,557,470
      Other borrowings                                       31,534             3,160              41,302             6,039
                                                        -----------       -----------         -----------       -----------
           Total interest expense                         2,190,604         1,518,653           4,407,186         2,563,509
                                                        -----------       -----------         -----------       -----------

Net interest income                                       1,815,412         1,357,514           3,518,156         2,536,508

Provision for loan losses                                   225,000           295,000             450,000           695,000
                                                        -----------       -----------         -----------       -----------
Net interest income after provision
   for loan losses                                        1,590,412         1,062,514           3,068,156         1,841,508

NONINTEREST INCOME:
      Trust fees                                            196,916            96,324             370,450           161,182
      Service charges                                        54,873            20,172              88,921            39,508
      Loan broker fees                                      114,906            73,235             198,853           149,174
      Other fees                                             57,810            46,886             105,307            80,221
                                                        -----------       -----------         -----------       -----------
           Total noninterest income                         424,505           236,617             763,531           430,085

NONINTEREST EXPENSE:
      Salaries and benefits                                 962,240           691,756           1,811,565         1,340,037
      Occupancy and equipment                               209,594           143,880             427,038           290,273
      Marketing                                              36,368            43,605             105,522            86,588
      Data processing                                        49,859            34,495             104,984            67,391
      Legal and professional costs                          173,666           131,213             240,601           253,949
      Other expense                                         143,689           169,729             365,864           299,627
                                                        -----------       -----------         -----------       -----------
           Total noninterest expense                      1,575,416         1,214,678           3,055,574         2,337,865

INCOME (LOSS) BEFORE INCOME TAXES                           439,501            84,453             776,113           (66,272)
Income taxes expense                                        176,346                 -             309,800                 -
                                                        -----------       -----------         -----------       -----------

NET INCOME (LOSS)                                         $ 263,155          $ 84,453           $ 466,313         $ (66,272)
                                                        ===========       ===========         ===========       ===========

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                                          $ 0.10            $ 0.03              $ 0.18           $ (0.03)
Average common shares outstanding                         2,530,000         2,530,000           2,530,000         2,530,000
Average common shares and potential
   dilutive common shares outstanding                     2,530,408         2,530,000           2,530,251         2,530,000


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and six month periods ended June 30, 2001 and June 30, 2000 (unaudited)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                          ----------------------------           ----------------------------
                                                             2001               2000                2001               2000
                                                          ---------           --------           ---------          ---------
Net income (loss)                                         $ 263,155           $ 84,453           $ 466,313          $ (66,272)

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $3,990 in 2001
   and $0 in 2000 for the three-month
   period ended June 30, and $3,463
   in 2001 and $0 in 2000 for the
   six-month period ended June 30                             6,087                  2               5,286             (4,931)
                                                          ---------           --------           ---------          ---------
COMPREHENSIVE INCOME (LOSS)                               $ 269,242           $ 84,455           $ 471,599          $ (71,203)
                                                          =========           ========           =========          =========

     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2001 and June 30, 2000
(unaudited)

                                                               COMMON                               ACCUMULATED
                                                              STOCK AND                                OTHER
                                             PREFERRED         PAID IN        ACCUMULATED          COMPREHENSIVE
                                               STOCK           CAPITAL          DEFICIT            INCOME (LOSS)        TOTAL
                                           ------------     ------------      ------------         -------------    ------------
Balance, January 1, 2000                   $          -     $ 23,469,770      $ (2,148,876)        $        (715)   $ 21,320,179

Change in net unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax of $0              -               -                 -                 (4,931)         (4,931)

Net loss                                              -               -            (66,272)                   -          (66,272)
                                           ------------     ------------      ------------         -------------    ------------

BALANCE, JUNE 30, 2000                     $          -     $ 23,469,770      $ (2,215,148)            $ (5,646)    $ 21,248,976
                                           ============     ============      ============         =============    ============



Balance, January 1, 2001                    $          -    $ 23,469,770      $ (1,074,806)               $ 529     $ 22,395,493

Change in net unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax
    of $3,463                                          -               -                 -                5,286            5,286

Net income                                             -               -           466,313                    -          466,313
                                           ------------     ------------      ------------         -------------    ------------

BALANCE, JUNE 30, 2001                      $          -    $ 23,469,770        $ (608,493)             $ 5,815     $ 22,867,092
                                           ============     ============      ============         =============    ============

     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and June 30, 2000
(unaudited)

                                                                                     SIX MONTHS              SIX MONTHS
                                                                                        ENDED                  ENDED
                                                                                    JUNE 30, 2001          JUNE 30, 2000
                                                                                    --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $ 466,313               $ (66,272)
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
         Depreciation and amortization                                                     158,010                  96,600
         Provision for loan losses                                                         450,000                 695,000
         Change in accrued interest receivable                                             145,393                (304,150)
         Change in other assets                                                           (261,815)                (22,125)
         Change in accrued interest payable                                                (25,352)                196,849
         Change in other liabilities                                                      (267,588)                 75,551
         Origination of loans held for sale                                             (3,883,978)                     --
         Proceeds from sales of loans held for sale                                      1,710,550                      --
                                                                                    --------------         ---------------
             Net cash provided from (used in) operating activities                      (1,508,467)                671,453

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                                               (22,909,835)            (46,413,757)
     Net change in interest earning deposits                                               513,000                      --
     Purchase of securities available for sale                                         (15,436,751)            (55,947,844)
     Proceeds from maturities of securities available for sale                          15,000,000              46,293,000
     Purchase of equipment and leasehold expenditures, net                                (275,207)               (395,324)
                                                                                    --------------         ---------------
             Net cash provided from investing activities                               (23,108,793)            (56,463,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                             26,653,546              55,929,609
     Net change in short-term borrowings                                                   500,000                      --
     Proceeds from FHLB advances                                                         2,500,000                      --
                                                                                    --------------         ---------------
             Net cash provided from financing activities                                29,653,546              55,929,609
                                                                                    --------------         ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  5,036,286                 137,137

Cash and cash equivalents, beginning of period                                          42,715,744              30,443,695
                                                                                    --------------         ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 47,752,030            $ 30,580,832
                                                                                    ==============         ===============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                          $ 4,432,538             $ 2,366,660
     Income taxes                                                                          499,274                      --


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

   B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2001 and December 31, 2000 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month and six-month
         periods ended June 30, 2001 and June 30, 2000.   The results for the
         periods ended June 30, 2001 should not be considered as indicative of
         results for a full year.   These consolidated condensed financial
         statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on
         Form 10-KSB for the year ended December 31, 2000.   To conform to the
         2001 presentation, we reclassified certain items in the prior periods.

   C.    PRINCIPLES OF CONSOLIDATION:  The accompanying consolidated condensed
         financial statements include the accounts of      the Company and the
         Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

   D. NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless the derivatives are designated as hedges, changes in their fair values will be reported in net income. Fair value changes for derivatives designated as hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item in comprehensive income, even if the fair value of the hedged item is not otherwise recorded. The adoption of this standard on January 1, 2001 did not have a material effect on the financial condition of the Company.


NOTE 2 -- EARNINGS PER SHARE

   The following table reflects the calculation of basic and diluted earnings
   (loss) per common share for the three-month and six-month periods ended June 30, 2001 and 2000.


                                                                   FOR THE THREE-MONTH                 FOR THE SIX-MONTH
                                                                  PERIOD ENDED JUNE 30,               PERIOD ENDED JUNE 30,
                                                                -------------------------          --------------------------
                                                                  2001            2000               2001             2000
                                                                ---------       ---------          ---------        ---------
BASIC
Net income (loss)                                               $ 263,155       $  84,453          $ 466,313        $ (66,272)
                                                                ---------       ---------          ---------        ---------
Weighted average common shares outstanding                      2,530,000       2,530,000          2,530,000        2,530,000
                                                                ---------       ---------          ---------        ---------
Basic earnings (loss) per common share                             $ 0.10          $ 0.03             $ 0.18          $ (0.03)

DILUTED
Net income (loss)                                               $ 263,155        $ 84,453          $ 466,313        $ (66,272)
                                                                ---------       ---------          ---------        ---------
Weighted average common shares outstanding                      2,530,000       2,530,000          2,530,000        2,530,000
Add:  dilutive effect of assumed stock option exercises               408               -                251                -
                                                                ---------       ---------          ---------        ---------
Weighted average common shares and dilutive additional
   potential common shares outstanding                          2,530,408       2,530,000          2,530,251        2,530,000
                                                                ---------       ---------          ---------        ---------
Diluted earnings (loss) per common share                           $ 0.10          $ 0.03             $ 0.18          $ (0.03)


NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2001 and December 31, 2000 were as follows:

                                                       JUNE 30, 2001                    DECEMBER 31, 2000
                                                 -----------------------             ----------------------
                                                    BALANCE          %                 BALANCE          %
                                                 -------------     -----             ------------     -----
      Commercial                                 $ 110,896,491      62.1%            $ 98,794,370      63.4%
      Commercial real estate                        35,305,600      19.8%              30,620,966      19.7%
      Residential real estate                        8,571,018       4.8%               6,977,947       4.5%
      Home equity                                    7,392,114       4.1%               6,993,762       4.5%
      Consumer                                      16,474,670       9.2%              12,386,400       7.9%
                                                 -------------     -----             ------------     -----
           Total loans                             178,639,893     100.0%             155,773,445     100.0%
      Deferred loan costs                              150,387                            107,000
      Allowance for loan losses                     (2,814,509)                        (2,364,509)
                                                 -------------                       ------------

           NET LOANS                             $ 175,975,771                      $ 153,515,936
                                                 =============                      =============

Activity in the allowance for loan losses during the six months ended June 30, 2001 and June 30, 2000 was as follows:

                                                                        2001              2000
                                                                    -----------       -----------
      Beginning balance, January 1                                  $ 2,364,509       $ 1,009,509
      Provision charged to operating expense                            450,000           695,000
      Charge-offs                                                            --                --
      Recoveries                                                             --                --
                                                                    -----------       -----------

           ENDING BALANCE, JUNE 30                                  $ 2,814,509       $ 1,704,509
                                                                    ===========       ===========

Loans classified as nonaccrual or impaired were $123,234 at June 30, 2001 while loans past due greater than 90 days and still accruing interest were $57,000. There were no troubled debt restructurings at June 30, 2001. At December 31, 2000, there were no loans classified as nonaccrual or past due greater than 90 days and there were no troubled debt restructurings.

NOTE 4 -- INCOME TAXES

     For the six-month period ended June 30, 2001, the Company recorded income tax expense of $309,800. The expense reflected an effective tax rate of 39.9% which was approximately the same as the statutory rate for that period.

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


NOTE 5 - STOCK OPTION PLAN

     Options to buy common stock are granted to directors, officers and employees under the 1998 Stock Option and Incentive Plan (the "1998 Plan") which provides for the issuance of up to 310,000 shares of the common stock of the Company and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% stockholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

     At June 30, 2001, options for 303,120 shares were outstanding to certain officers, employees, and directors. The options were granted at the market price on the dates of grant in a range from $7.625 to $10.1875 per share. During the quarter ended June 30, 2001, no options were granted or terminated. Of the total options outstanding, options for 225,435 shares were vested and exercisable at June 30, 2001.

     On April 17, 2001, the Company's stockholders approved the adoption of the 2001 Stock Option and Incentive Plan (the "2001 Plan") for officers, employees and directors. The 2001 Plan provides for the issuance of up to 125,000 shares of common stock of the Company and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% stockholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant. No options had been granted under the 2001 Plan through the second quarter of 2001.

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2001 and December 31, 2000 and results of operations for the three-months and six-months ended June 30, 2001 and June 30, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     - the Company's ability to raise additional capital to meet regulatory capital ratio requirements;

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

FINANCIAL CONDITION

Total assets of the Company were $242,244,913 at June 30, 2001 compared to its assets at December 31, 2000 of $212,412,708. The 14% increase in assets was reflected generally in loans and liquid assets and was attributable primarily to the inflow of funds from deposit growth at the Bank during the first six months of 2001. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. Total assets at June 30, 2000 were $159,777,873. As the Bank enters the second half of 2001, the Company anticipates that assets will continue to increase.

Cash and cash equivalents, which include Federal funds sold, were $47,752,030 at June 30, 2001, a $5,036,286 or 12% increase from $42,715,744 at December 31,
2000. Securities available for sale were $11,071,800 at the end of the second quarter of 2001, an increase of $445,500 from December 31, 2000. Loans held for sale were $2,173,428 at June 30, 2001, which balances consist of certain mortgage loans that the Bank originates but does not receive immediate funding from brokers in the secondary market. Prior to 2001, the Bank originated and brokered mortgage loans, but had no loans categorized as held for sale as the Bank received immediate funding. The net increase in cash and cash equivalents during the first half of 2001 was due mainly to the Bank acquiring more liquid assets in the form of federal funds sold. The increase in the balance of liquid assets reflected at June 30, 2001 as compared to December 31, 2000 was reflective of daily liquidity needs and the downward trend in interest rates during the first and second quarters of 2001.

Total loans were $178,790,280 at June 30, 2001 reflecting a 15% increase from total loans of $155,880,445 at December 31, 2000. The loans outstanding at June 30, 2001 consisted of $146 million in commercial and commercial real estate loans, $9 million in residential real estate and $24 million in home equity and consumer loans. Loan growth in the first six months of 2001 occurred mainly in the commercial and commercial real estate portfolio, and was more evident in the second quarter of 2001 than the first quarter. A few large loan paydowns slowed the first quarter growth. While there has been a general weakening in the economy and a downward trend in interest rates that have affected the local market's appetite for credit, management believes that growth in the first six months of 2001 continued to be the result of the execution of our business plan and our customer's desire to do business with a bank that delivers relationship and personal service banking. Management anticipates growth to remain strong during the second half of 2001 due to these reasons.

The allowance for loan losses at June 30, 2001 was $2,814,509. This represented approximately 1.57% of total loans outstanding. The provision for loan losses during the first six months of 2001 was $450,000 compared to $695,000 in the first six months of 2000. The addition to the allowance during the first six months of each year was directly attributable to the amount of the loan growth during the respective period and risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2001 as a result of anticipated growth in the total loan portfolio. Other than a small consumer loan loss during 1999, the Company has not suffered any loan losses. At June 30, 2001, nonaccrual loans amounted to $123,234 and loans still accruing but past due 90 days or more were $57,000.

Net premises and equipment increased by $117,197 during the first six months of 2001 from $1,254,123 at December 31, 2000. The net increase resulted mainly from expenditures on several projects including leasehold improvements and equipment and furniture for a new branch location in Fort Wayne, as well as furniture and equipment for new personnel.

Accrued interest receivable decreased by $145,393, while other assets increased by $258,352, from December 31, 2000 and were $907,183 and $1,006,381, respectively, at June 30, 2001. The decrease in accrued interest receivable from year-end was mainly attributable to the timing of loan payments and lower average interest rates while the increase in other assets was mainly due to recording net current and deferred tax payables.

Total deposits were $214,949,670 at June 30, 2001. Total deposits at December 31, 2000 were $188,296,124. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and the municipal sectors. Growth during the first six months of 2001 was reflected in money market balances at $6 million, CDs under $100,000 at $10 million and CD's over $100,000 at $10 million. Balances decreased in the interest bearing checking and CD's over $100,000 categories. The majority of the growth in these deposit categories came from the business and consumer sectors, while the public fund sector was relatively flat during the first six months of 2001. As the Bank continues to grow and diversify the funding base of the business, the percent of total funding provided by the public fund sector should continue to decline.

At June 30, 2001, the Bank had $2,500,000 in Federal Home Loan Bank ("FHLB") advances. Prior to 2001, the Bank had no FHLB advances. The Company also had $1,030,000 in federal funds purchased at June 30, 2001 as compared to $530,000 at December 31, 2000.

Accrued interest payable decreased $25,352 and other liabilities decreased by $267,588 from December 31, 2000 and were $440,520 and $457,631 at June 30, 2001, respectively. The decrease in accrued interest payable was mainly attributable to a lower average interest rate on deposits and borrowings while the net decrease in other liabilities was related to the payment of various payroll and other expenses accrued at December 31, 2000.

Total stockholders' equity at June 30, 2001 was $22,867,092, an increase of $471,599 from $22,395,493 at December 31, 2000. The increase was mainly attributable to net income of $466,313 recorded during the first six months of 2001 as well as the net change in unrealized appreciation on securities.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended June 30, 2001 reflected net income of $263,155 or $.10 per share. The Company had net income of $203,158 or $.08 per share for the first quarter of 2001 and a net income of $84,453 or $.03 per share for the second quarter of 2000. The first and second quarters of 2001 reflected a normal tax expense against earnings. Improved core operating results on a comparable basis have been reflected in each quarter since the Bank began operations in early 1999. The operating improvement during the three-month period ended June 30, 2001 from the first quarter of 2001 was mainly the result of higher net interest income from loan growth and higher fee income offset by increased noninterest expense. Significant improvement in operating results was achieved over the second quarter of 2000 mainly due to an increase in net interest income attributable to growth from the loan portfolio.

Results of operations for the six-month period ended June 30, 2001 reflected net income of $466,313 or $.18 per share compared to a net loss of $66,272 or $.03 per share for the same six-month period a year ago. The operating improvement during the six-month period ended June 30, 2001 from the same period of 2000 was mainly the result of higher net interest income from loan growth, higher fee income and a lower loan loss provision offset by higher operating expenses and tax expense.

The 2001 results of operations reflect normal tax expense against earnings. Prior to the fourth quarter of 2000, no tax expense or tax benefit had been recorded by the Company.

At June 30, 2001, the Company had an accumulated deficit of $608,493. The accumulated deficit is a continued reflection of the organizational and start-up costs incurred during the development stage of the Company and the Bank from July 1998 to February 1999. In addition, general bank operations in 1999 through the first quarter of 2000 generated losses as the Bank built its loan portfolio and trust business to achieve a profitable level and built its allowance for loan losses. The deficit has been reduced over the last fifteen months by $1,691,108 as the Company has generated profitable results.

Interest income for the three-month periods ended June 30, 2001 and 2000 was $4,006,016 and $2,876,167, respectively, while interest expense for those periods was $2,190,604 and $1,518,653 respectively, resulting in net interest income of $1,815,412 for the second quarter of 2001 and $1,357,514 for the second quarter of 2000. Net interest income for the first quarter of 2001 was $1,702,744. The increase during each quarter of 2000 and 2001 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the second quarter of 2001 was 3.15%, while the net interest margin for the second quarter of 2000 was 3.85%. The net interest margin for the first quarter of 2001 was 3.48%. The decline in the net interest margin from the year ago quarter and the prior quarter was the result of higher average costs of deposits to fund the growth in the loan portfolio. The net interest margin in 2001 decline was also attributable to the rapid decline in interest rates and the rate sensitivity effect on net interest income as short-term jumbo certificates of deposit require 30 to 90 days to reprice.

Interest income for the six-month periods ended June 30, 2001 and 2000 was $7,925,342 and $5,100,017, respectively, while interest expense for those periods was $4,407,186 and $2,563,509, respectively, resulting in net interest income of $3,518,156 for the first half of 2001 and $2,536,508 for the first half of 2000. The increase during the first half of 2000 and 2001 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first half of 2001 was 3.30%, while the net interest margin for the first half of 2000 was 4.00%. The reasons for the decline in the net interest margin on a year-to-date basis were identical to those presented above in the second quarter discussion.

A loan loss provision was recorded in the amount of $225,000 during the second quarter of 2001 as compared to $295,000 for the second quarter of 2000. The loan loss provision was also $225,000 in the first quarter of 2001. The provision for loan losses recorded for the first six months of 2001 was $450,000 compared to $695,000 for the same period during 2000. The provision recorded during these periods was directly related to the growth in the loan portfolio and risk factors inherent in the loan portfolio. The loan loss allowance at June 30, 2001 totaled $2,814,509 and was 1.57% of total loans outstanding. In comparison, the percent of allowance to total loans at June 30, 2000 was 1.50%. As the Company has had no significant loan loss experience and, at June 30, 2001, nonperforming assets were only $123,234 and loans still accruing but past due 90 days or longer were $57,000, management believes the allowance for loan losses is adequate.

Noninterest income was $424,505 during the second quarter of 2001. This was a $187,888 or 79% increase over the second quarter of 2000. For the six months ended June 30, 2001, noninterest income was $763,531 which was an increase of $333,446 or 78% over the comparable period a year ago. The increase in noninterest income from each comparable period was mainly attributable to growth in and development of the fee-based trust services and, to a lesser degree, from growth in fees from the mortgage origination unit and deposit service charges.

Noninterest expense was $1,575,416 for the second quarter of 2001 while noninterest expense for the three-month period ended June 30, 2000 was $1,214,678. The main components of noninterest expense for the second quarter of 2001 were salaries and benefits of $962,240, occupancy and equipment costs of $209,594, and legal and professional expenses in the amount of $173,666. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Expense totals for the 2001 second quarter were higher than those for the second quarter of 2000 and were reflective of the general growth of the Bank in the form of personnel, rent and equipment at the main offices, as well as the opening of a new branch offices in January 2001 and May 2000.

Income tax expense for the first and second quarters of 2001 was $133,454 and $176,346 respectively. The effective tax rate for those periods were 39.6% and 40.1%, respectively, and represent the approximate statutory tax rates for each period. The Company had not recorded any tax expense or benefit prior to the fourth quarter of 2000 due mainly to a tax loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first and second quarters of 2001 as it has been each quarter throughout 2000 and 1999. Deposits have been generated mainly from in-market sources, however the Bank has expanded its funding base during 2001 to include national, non-brokered certificates of deposit and borrowings from the Federal Home Loan Bank. The aggregate dollars and percentage of total funding that these outside sources provided the Bank at June 30, 2001 were $8,658,000 and 4.0%, respectively. At June 30, 2001, total deposits were $214,949,670 and the loan to deposit ratio was 83.2%. Total borrowings at June 30, 2001 were $3,530,000. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come primarily from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment funding, interest rate sensitivity strategy, liquidity capabilities and to diversify the funding base of the Bank.

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. The Company initially contributed $15,000,000 of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed another $4,000,000 in capital to the Bank as a result of the substantial growth experienced during 1999. In addition, during

February 2001, the Company contributed $2,000,000 in capital to the Bank due to continued growth. Again as a result of growth, in August 2001, the Company contributed $1,500,000 in capital to the Bank in order to sustain regulated capital ratios described below.

As noted in previous filings, as a condition to regulatory approvals for the formation of the Bank, the Company and the Bank are required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions will expire in February 2002. At June 30, 2001, the ratio of Tier 1 capital to average assets for the Bank was 8.97%, which was below the required ratio of 9.00%. As disclosed above, on August 8, 2001 the Company contributed $1,500,000 in capital to the Bank, which contribution raised the ratio of Tier 1 capital to average assets above the required level. The Company has confirmed that the Federal Reserve Bank will not take any action relating to the Bank's noncompliance with its capitalization requirements at the end of the second quarter.

The Company and the Bank currently have capitalization sufficient to meet their regulatory requirements. However, management is currently exploring various capital alternatives in anticipation of raising additional capital prior to the end of the year to maintain the appropriate capital to asset ratios and to support the continued growth of the Corporation and the Bank.




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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of the Company's Annual Meeting of Shareholders held on April 17, 2001 were previously reported in the Company's quarterly report on Form 10-QSB for the period ended March 31, 2001. There were no other matters submitted for a vote of security holders during the quarter ended June 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.11      Addendum to the Lease Agreement dated October 6,
         1998 between the Registrant and Tippmann Properties, Inc.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TOWER FINANCIAL CORPORATION


Dated:  August 10, 2001            / s /  Donald F. Schenkel
                                 -----------------------------------------------
                                 Donald F. Schenkel, Chairman of the Board,
                                 President and Chief Executive Officer


Dated:  August 10, 2001           / s /  Kevin J. Himmelhaver
                                 -----------------------------------------------
                                 Kevin J. Himmelhaver, Executive Vice President, Chief Financial Officer and Secretary