Form 10QSB
period 2001-09-30
TOWER FINANCIAL CORP
filed 2001-11-08
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------   --------
     Commission file number 000-25287


                           TOWER FINANCIAL CORPORATION
-------------------------------------------------------------------------------
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


                                 (219) 427-7000
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of October 31, 2001: 2,530,000.


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At September 30, 2001 and December 31, 2000

                                                                 (unaudited)
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2001            2000
                                                                -------------    -------------
ASSETS
Cash and due from banks                                         $   6,640,189    $   7,910,306
Short-term investments and interest earning deposits               10,287,076        8,288,169
Federal funds sold                                                 19,797,208       26,517,269
                                                                -------------    -------------
       Total cash and cash equivalents                             36,724,473       42,715,744

Interest earning deposits                                           1,917,000        2,500,000
Securities available for sale, at fair value                       11,280,300       10,626,300
Loans held for sale                                                 1,542,700                -

Loans                                                             214,831,664      155,880,445
Allowance for loan losses                                          (3,215,205)      (2,364,509)
                                                                -------------    -------------
       Net loans                                                  211,616,459      153,515,936

Premises and equipment, net                                         1,344,913        1,254,123
Accrued interest receivable                                         1,138,918        1,052,576
Other assets                                                          761,261          748,029
                                                                -------------    -------------
       Total assets                                             $ 266,326,024    $ 212,412,708
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing                                          $  26,679,076    $  25,372,181
   Interest bearing                                               208,075,848      162,923,943
                                                                -------------    -------------
       Total deposits                                             234,754,924      188,296,124

Short-term borrowings                                               1,060,000          530,000
FHLB advances                                                       6,500,000                -
Accrued interest payable                                              425,603          465,872
Other liabilities                                                     424,865          725,219
                                                                -------------    -------------
       Total liabilities                                          243,165,392      190,017,215

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding                                         -                -
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding      23,469,770       23,469,770
Accumulated deficit                                                  (312,848)      (1,074,806)
Accumulated other comprehensive income, net of tax of
   $2,432 at September 30, 2001 and $347 at December 31, 2000           3,710              529
                                                                -------------    -------------
       Total stockholders' equity                                  23,160,632       22,395,493
                                                                -------------    -------------
       Total liabilities and stockholders' equity               $ 266,326,024    $ 212,412,708
                                                                =============    =============

     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and nine month periods ended September 30, 2001 and September 30, 2000
(unaudited)


                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                        -------------------------   -------------------------
                                            2001         2000          2001          2000
                                        -----------   -----------   -----------   -----------
INTEREST INCOME:
      Loans, including fees             $ 3,534,885   $ 2,866,362   $10,224,627   $ 6,904,843
      Securities - taxable                  176,153       250,872       374,342       595,564
      Securities - tax exempt                 7,049        55,020        10,525       156,021
      Other interest income                 371,018       407,795     1,404,953     1,023,638
                                        -----------   -----------   -----------   -----------
           Total interest income          4,089,105     3,580,049    12,014,447     8,680,066

INTEREST EXPENSE:
      Deposits                            1,981,066     2,033,823     6,346,950     4,591,293
      Other borrowings                       41,229         4,431        82,531        10,470
                                        -----------   -----------   -----------   -----------
           Total interest expense         2,022,295     2,038,254     6,429,481     4,601,763
                                        -----------   -----------   -----------   -----------
Net interest income                       2,066,810     1,541,795     5,584,966     4,078,303

Provision for loan losses                   405,000       320,000       855,000     1,015,000
                                        -----------   -----------   -----------   -----------
Net interest income after provision
   for loan losses                        1,661,810     1,221,795     4,729,966     3,063,303

NONINTEREST INCOME:
      Trust fees                            193,154       119,197       563,604       280,379
      Service charges                        63,399        19,658       152,320        59,166
      Loan broker fees                      157,743        87,358       356,596       236,532
      Other fees                             73,108        63,460       178,415       143,681
                                        -----------   -----------   -----------   -----------
           Total noninterest income         487,404       289,673     1,250,935       719,758

NONINTEREST EXPENSE:
      Salaries and benefits               1,008,577       837,770     2,712,092     2,177,807
      Occupancy and equipment               190,883       166,147       617,921       456,420
      Marketing                              43,309        63,225       148,831       149,813
      Data processing                        50,823        38,338       155,807       105,729
      Legal and professional costs          126,229        68,905       366,830       322,854
      Other expense                         242,148       184,492       716,062       484,119
                                        -----------   -----------   -----------   -----------
           Total noninterest expense      1,661,969     1,358,877     4,717,543     3,696,742

INCOME BEFORE INCOME TAXES                  487,245       152,591     1,263,358        86,319
Income taxes expense                        191,600             -       501,400             -
                                        -----------   -----------   -----------   -----------
NET INCOME                              $   295,645   $   152,591   $   761,958   $    86,319
                                        ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER
   COMMON SHARE                         $      0.12   $      0.06   $      0.30   $      0.03
Average common shares outstanding         2,530,000     2,530,000     2,530,000     2,530,000
Average common shares and potential
   dilutive common shares outstanding     2,545,521     2,530,071     2,544,842     2,530,024


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine month periods ended September 30, 2001 and September 30, 2000
(unaudited)


                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                            ----------------------    ---------------------
                                              2001         2000          2001        2000
                                            ---------    ---------    ---------   ---------
Net income                                  $ 295,645    $ 152,591    $ 761,958   $  86,319

Other comprehensive income (loss):
 Change in net unrealized appreciation
 (depreciation) on securities available
 for sale, net of tax of $(1,378) in 2001
 and $0 in 2000 for the three-month
 period ended Sept 30, and $2,085
 in 2001 and $0 in 2000 for the
 nine-month period ended Sept 30               (2,105)        (290)       3,181      (5,221)
                                            ---------    ---------    ---------   ---------
COMPREHENSIVE INCOME                        $ 293,540    $ 152,301    $ 765,139   $  81,098
                                            =========    =========    =========   =========




     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2001 and September 30, 2000 (unaudited)


                                                        COMMON                     ACCUMULATED
                                                       STOCK AND                      OTHER
                                           PREFERRED    PAID IN      ACCUMULATED  COMPREHENSIVE
                                             STOCK      CAPITAL        DEFICIT     INCOME (LOSS)     TOTAL
                                           ------------------------------------------------------------------

Balance, January 1, 2000                   $     -   $ 23,469,770   $ (2,148,876)   $   (715)    $ 21,320,179

Change in net unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax of $0         -              -              -      (5,221)          (5,221)

Net income                                       -              -         86,319           -           86,319

                                           ------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                $     -   $ 23,469,770   $ (2,062,557)   $ (5,936)    $ 21,401,277
                                           ==================================================================


Balance, January 1, 2001                   $     -   $ 23,469,770   $ (1,074,806)   $    529     $ 22,395,493

Change in net unrealized appreciation
    (depreciation) on securities
    available for sale, net of tax
    of $2,085                                    -              -              -       3,181            3,181

Net income                                       -              -        761,958           -          761,958
                                           ------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                $     -   $ 23,469,770   $   (312,848)   $  3,710     $ 23,160,632
                                           ==================================================================






      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and September 30, 2000
(unaudited)


                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPT 30, 2001    SEPT 30, 2000
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    761,958    $     86,319
   Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                                 239,571         160,841
      Provision for loan losses                                     855,000       1,015,000
      Change in accrued interest receivable                         (86,342)       (417,028)
      Change in other assets                                        (15,317)        (36,740)
      Change in accrued interest payable                            (40,269)        413,675
      Change in other liabilities                                  (300,354)        144,298
      Origination of loans held for sale                        (10,075,640)              -
      Proceeds from sales of loans held for sale                  8,532,940               -
                                                               ------------    ------------
        Net cash from operating activities                         (128,453)      1,366,365

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans                                          (58,955,523)    (67,723,008)
   Net change in interest earning deposits                          583,000               -
   Purchase of securities available for sale                    (27,648,734)    (96,107,630)
   Proceeds from maturities of securities available for sale     27,000,000      86,293,000
   Purchase of premises and equipment, net                         (330,361)       (622,077)
                                                               ------------    ------------
        Net cash from investing activities                      (59,351,618)    (78,159,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                        46,458,800      78,499,165
   Net change in short-term borrowings                              530,000         320,000
   Proceeds from FHLB advances                                    6,500,000               -
                                                               ------------    ------------
        Net cash from financing activities                       53,488,800      78,819,165
                                                               ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (5,991,271)      2,025,815

Cash and cash equivalents, beginning of period                   42,715,744      30,443,695
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 36,724,473    $ 32,469,510
                                                               ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                    $  6,469,750    $  4,188,088
   Income taxes                                                     504,874               -





     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ORGANIZATION: Tower Financial Corporation ("the Company") was incorporated on July 8, 1998. The Company's wholly-owned subsidiary, Tower Bank & Trust Company ("the Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations.

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2001 and December 31, 2000 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000. The results for the periods ended September 30, 2001 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. To conform to the 2001 presentation, we reclassified certain items in the prior periods.

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


NOTE 2 -- EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2001 and 2000.

                                                           FOR THE THREE-MONTH        FOR THE NINE-MONTH
                                                           PERIOD ENDED SEPT 30,     PERIOD ENDED SEPT 30,
                                                          ----------------------    ----------------------
                                                             2001         2000         2001         2000
-----------------------------------------------------------------------------------------------------------
BASIC
Net income                                                $  295,645   $  152,591   $  761,958   $   86,319
                                                          ----------   ----------   ----------   ----------
Weighted average common shares outstanding                 2,530,000    2,530,000    2,530,000    2,530,000
                                                          ----------   ----------   ----------   ----------
Basic earnings per common share                           $     0.12   $     0.06   $     0.30   $     0.03

DILUTED
Net income                                                $  295,645   $  152,591   $  761,958   $   86,319
                                                          ----------   ----------   ----------   ----------
Weighted average common shares outstanding                 2,530,000    2,530,000    2,530,000    2,530,000
Add:  dilutive effect of assumed stock option exercises       15,521           71       14,842           24
                                                          ----------   ----------   ----------   ----------
Weighted average common shares and dilutive additional
   potential common shares outstanding                     2,545,521    2,530,071    2,544,842    2,530,024
                                                          ----------   ----------   ----------   ----------
Diluted earnings per common share                         $     0.12   $     0.06   $     0.30   $     0.03

NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2001 and December 31, 2000 were as follows:

                                                    SEPTEMBER 30, 2001                 DECEMBER 31, 2000
                                                     BALANCE          %                 BALANCE          %
      ------------------------------------------------------------------------------------------------------
      Commercial                                 $ 131,559,066      61.3%            $ 98,794,370      63.4%
      Commercial real estate                        40,376,746      18.8%              30,620,966      19.7%
      Residential real estate                       14,944,845       7.0%               6,977,947       4.5%
      Home equity                                   11,748,317       5.5%               6,993,762       4.5%
      Consumer                                      16,016,590       7.4%              12,386,400       7.9%
                                                 -----------------------------------------------------------
           Total loans                             214,645,564     100.0%             155,773,445     100.0%
      Deferred loan costs                              186,100                            107,000
      Allowance for loan losses                     (3,215,205)                        (2,364,509)
                                                 -------------                      -------------
           NET LOANS                             $ 211,616,459                      $ 153,515,936
                                                 =============                      =============

Activity in the allowance for loan losses during the nine months ended September 30, 2001 and September 30, 2000 was as follows:


                                                                        2001             2000
      -------------------------------------------------------------------------------------------
      Beginning balance, January 1                                  $ 2,364,509       $ 1,009,509
      Provision charged to operating expense                            855,000         1,015,000
      Charge-offs                                                        (4,304)                -
      Recoveries                                                              -                 -
                                                                    -----------       -----------
           ENDING BALANCE, SEPTEMBER 30                             $ 3,215,205       $ 2,024,509
                                                                    ===========       ===========

Loans classified as nonaccrual or impaired were $1,104,100 at September 30, 2001 while loans past due greater than 90 days and still accruing interest were $57,000. There were no troubled debt restructurings at September 30, 2001. At December 31, 2000, there were no loans classified as nonaccrual or past due greater than 90 days and there were no troubled debt restructurings.




NOTE 4 -- DEPOSITS

Deposits at September 30, 2001 and December 31, 2000 were as follows:

                                             SEPTEMBER 30, 2001                  DECEMBER 31, 2000
                                             -----------------------------------------------------------------------
                                                  BALANCE              %             BALANCE              %
      --------------------------------------------------------------------------------------------------------------
      Noninterest-bearing demand                  $ 26,679,076       11.4%           $ 25,372,181       13.5%
      Interest-bearing checking                      9,740,906       4.2%              10,792,166       5.7%
      Money market                                 110,638,868       47.1%             81,432,217       43.3%
      Savings                                        3,297,918       1.4%               2,391,975       1.3%
      Time, under $100,000                          26,570,268       11.3%             14,371,661       7.6%
      Time, $100,000 and over                       57,827,888       24.6%             53,935,924       28.6%
                                             -----------------------------------------------------------------------
           Total deposits                         $234,754,924      100.0%           $188,296,124      100.0%
                                             =======================================================================


NOTE 5 -- INCOME TAXES

     For the three and nine-month period ended September 30, 2001, the Company recorded income tax expense of $191,600 and $501,400, respectively. The expense reflected an effective tax rate of 39.3% and 39.7%, respectively, which was approximately the same as the statutory rate.

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


NOTE 6 - STOCK OPTION PLANS

     The 1998 Stock Option and Incentive Plan (the "1998 Plan") provides for the issuance of up to 310,000 shares of common stock of the Company through the grant of options to directors, officers and employees, and includes both incentive stock options and non-qualified options. The exercise price for incentive stock options may not be less than the fair market value of the shares at the time of grant, except as granted to a 10% stockholder in which case the option price may not be less than 110% of fair market value. The exercise price for non-qualified stock options may not be less than the fair market value of the shares at the time of grant. The duration of each option may not exceed ten years from the date of grant.

     At September 30, 2001, options for 310,000 shares from the 1998 Plan were outstanding to certain officers, employees, and directors. These options were granted at the market price on the dates of grant in a range from $7.625 to $10.1875 per share. During the quarter ended September 30, 2001, 6,880 options were granted under the 1998 Plan. There were no shares terminated from the 1998 Plan during the third quarter. Of the total options outstanding under the 1998 Plan, options for 230,123 shares were vested and exercisable at September 30, 2001.

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

     At September 30, 2001, options for 26,900 shares from the 2001 Plan were outstanding to certain officers, employees, and directors. These options were granted at the market price on the date of grant at $10.35 per share. During the quarter ended September 30, 2001, 26,900 options were granted under the 2001 Plan. There were no shares terminated from the 2001 Plan during the third quarter. Of the total options outstanding under the 2001 Plan, no options were vested and exercisable at September 30, 2001.

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2001 and December 31, 2000 and results of operations for the three-months and nine-months ended September 30, 2001 and September 30, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report filed on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

     - the Company's status as a start-up company with less than three years of operating history;
     - the effect of extensive banking regulation on the Bank's ability to grow and compete;
     - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
     - the Company's ability to raise additional capital to meet regulatory capital ratio requirements;
     - the competitive disadvantage resulting from the Company's status as a highly-regulated company;
     -    the Company's dependence on key management personnel;
     - the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
     - the Company's dependence on a favorable local economy in the Bank's primary service area;
     - the trends in customer behavior as well as their ability to repay loans;the
     -    Bank's dependence on net interest spread for profitability; and
     - the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

Total assets of the Company were $266,326,024 at September 30, 2001 compared to its assets at December 31, 2000 of $212,412,708. The 25% increase in assets was reflected mainly in loans and was funded primarily by the inflow of deposits and Federal Home Loan Bank borrowings at the Bank during the first nine months of 2001. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of loan and deposit growth at the Bank. Total assets at September 30, 2000 were $183,105,303. As the Bank enters the last quarter of 2001, the Company anticipates that assets will continue to increase.

Cash and cash equivalents, which include Federal funds sold, were $36,724,473 at September 30, 2001, a $5,991,271 or 14% decrease from $42,715,744 at December 31, 2000. The net decrease in cash and cash equivalents during the first nine months of 2001 was due mainly to a modest decreases in all categories and reflected normal daily liquidity activity. Securities available for sale were $11,280,300 at the end of the third quarter of 2001, an increase of $654,000 from December 31, 2000. Loans held for sale were $1,542,700 at September 30, 2001, which balance consists of certain mortgage loans that the Bank originates but does not receive immediate funding from brokers in the secondary market. Prior to 2001, the Bank originated and brokered mortgage loans, but had no loans categorized as held for sale as the Bank received immediate funding.

Total loans were $214,831,664 at September 30, 2001 reflecting a 38% increase from total loans of $155,880,445 at December 31, 2000. The loans outstanding at September 30, 2001 consisted of $172 million in commercial and commercial real estate loans, $15 million in residential real estate and $28 million in home equity and consumer loans. Loan growth in the first nine months of 2001 occurred mainly in the commercial and commercial real estate portfolio, and was more evident in the third quarter of 2001 than during the first six months. A few large loan paydowns slowed the first quarter growth. While there has been a general weakening in the economy and a downward trend in interest rates that have affected the local market's appetite for credit, management believes that growth in the first nine months of 2001 continued to be the result of the execution of our business plan and our customer's desire to do business with a bank that delivers relationship and personal service banking. Management anticipates growth to remain strong during the last quarter of 2001 due to these reasons.

The allowance for loan losses at September 30, 2001 was $3,215,205. This represented approximately 1.50% of total loans outstanding. The provision for loan losses during the first nine months of 2001 was $855,000 compared to $1,015,000 in the first nine months of 2000. The addition to the allowance during the first nine months of each year was directly attributable to the amount of the loan growth during the respective period and risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2001 as a result of anticipated growth in the total loan portfolio. The Bank experienced a $4,304 charge-off on a real estate construction credit during the third quarter of 2001. This was the only loan loss experienced during 2001. At September 30, 2001, nonaccrual loans amounted to $1,104,092 and loans still accruing but past due 90 days or more were $57,000. The $980,858 increase in nonaccrual loans from June 30, 2001 represents the addition of one new nonaccrual credit that surfaced during the third quarter of 2001 net of the payoff of the only nonaccrual credit outstanding at June 30. The nonaccrual loan added during the third quarter of 2001 represents a borrower that is self-liquidating his manufacturing business. Management anticipates payoff of this credit during the fourth quarter of 2001 with little anticipated loan loss.

Net premises and equipment increased by $90,790 during the first nine months of 2001 from $1,254,123 at December 31, 2000. The increase resulted mainly from expenditures on several projects including leasehold improvements and equipment and furniture for a new branch location in Fort Wayne, as well as furniture and equipment for new personnel, net of depreciation.

Accrued interest receivable increased by $86,342, while other assets increased by $13,232, from December 31, 2000 and were $1,138,918 and $761,261, respectively, at September 30, 2001. The increase in accrued interest receivable from year-end was mainly attributable to the growth of earning assets, the timing of loan payments net of lower average interest rates while the increase in other assets was mainly due to recording net current and deferred tax payables.

Total deposits were $234,754,924 at September 30, 2001 as compared to $188,296,124 at December 31, 2000. Deposit growth has been significant since the Bank commenced operations, resulting from new deposit accounts established from the business, consumer and the municipal sectors. Growth during the first nine months of 2001 as compared to December 31, 2000 balances was reflected mainly in the following categories: money market balances - $29 million, CDs under $100,000 - $12 million and CDs $100,000 and over - $4 million. Balances decreased slightly in the interest bearing checking category. The majority of the growth in these deposit categories came from the business and consumer sectors, while the public fund sector was relatively flat during the first nine months of 2001. As the Bank continues to grow and diversify the funding base of the business, the percent of total funding provided by the public fund sector should continue to decline. Roughly 83% of the growth in CDs under $100,000 during 2001 was the result of deposits generated from other financial institutions through the national market.

At September 30, 2001, the Bank had $6,500,000 in Federal Home Loan Bank ("FHLB") advances. Prior to 2001, the Bank had no FHLB advances. The increase in national market CDs and FHLB advances was necessary to help fund the increased loan volume during 2001. The Company also had $1,060,000 in federal funds purchased at September 30, 2001 as compared to $530,000 at December 31, 2000.

Accrued interest payable decreased $40,269 and other liabilities decreased by $300,354 from December 31, 2000 and were $425,603 and $424,865 at September 30,
2001, respectively. The decrease in accrued interest payable was mainly attributable to a lower average interest rate on deposits and borrowings while the net decrease in other liabilities was related to the payment of various payroll and other expenses accrued at December 31, 2000.

Total stockholders' equity at September 30, 2001 was $23,160,632, an increase of $765,139 from $22,395,493 at December 31, 2000. The increase was mainly attributable to net income of $761,958 recorded during the first nine months of 2001 as well as the net change in unrealized appreciation on securities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Results of operations for the three-month period ended September 30, 2001 reflected net income of $295,645 or $.12 per share. The Company had net income of $152,591 or $.06 per share for the third quarter of 2000. The first three quarters of 2001 all reflected a normal tax expense against earnings. No tax expense was recorded in the third quarter of 2000. Significant improvement in operating results was achieved over the third quarter of 2000 mainly due to an increase in net interest income attributable to growth of the loan portfolio. In addition, noninterest income reflected strong growth in trust fees, loan broker fees and service charges.

Interest income for the three-month periods ended September 30, 2001 and 2000 was $4,089,105 and $3,580,049, respectively, while interest expense for those periods was $2,022,295 and $2,038,254 respectively, resulting in net interest income of $2,066,810 for the third quarter of 2001 and $1,541,795 for the third quarter of 2000. The increase in net interest income was reflective of the general growth in loans and other earning assets during the one-year period net of funding growth. The net interest margin for the third quarter of 2001 was 3.31%, while the net interest margin for the third quarter of 2000 was 3.66%. The decline in the net interest margin from 2000 was the result of higher average costs for deposits and borrowings to fund the growth in the loan portfolio and the interest sensitivity effects of a rapid decline in general interest rates.

A loan loss provision was recorded in the amount of $405,000 during the third quarter of 2001 as compared to $320,000 for the third quarter of 2000. The provision recorded during these periods was directly related to the growth in the loan portfolio and risk factors inherent in the loan portfolio. Net chargeoffs were minimal during the third quarter of 2001 and amounted to $4,304 while no chargeoffs were recorded during the third quarter of last year.

Noninterest income was $487,404 during the third quarter of 2001. This was a $197,731 or 68% increase over the third quarter of 2000. The increase from the comparable period was mainly attributable to growth in and development of the fee-based trust services, growth in fees from the mortgage broker unit and deposit service charges.

Noninterest expense was $1,661,969 for the three-month period ended September 30, 2001 while noninterest expense for the three-month period ended September 30, 2000 was $1,358,877. The main components of noninterest expense for the third quarter of 2001 were salaries and benefits of $1,008,577, occupancy and equipment costs of $190,883, and legal and professional expenses in the amount of $126,229. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. The increase in noninterest expenses for the 2001 third quarter from the third quarter of 2000 reflected the general growth of the Bank in the form of personnel, rent and equipment at the main offices, as well as the opening of a new branch office in January 2001.

Income tax expense for the third quarter of 2001 was $191,600. The effective tax rate for the period was 39.3% and represents the approximate statutory tax rates for the period. The Company had not recorded any tax expense or benefit prior to the fourth quarter of 2000 due mainly to a tax loss carryforward.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of operations for the nine-month period ended September 30, 2001 reflected net income of $761,958 or $.30 per share compared to a net income of $86,319 or $.03 per share for the same nine-month period a year ago. The operating improvement during the nine-month period ended September 30, 2001 from the same period of 2000 was mainly the result of higher net interest income from loan growth, higher fee income and a lower loan loss provision offset by higher operating expenses and tax expense. The 2001 results of operations reflect normal tax expense against earnings. Prior to the fourth quarter of 2000, no tax expense or tax benefit had been recorded by the Company.

At September 30, 2001, the Company had an accumulated deficit of $312,848. The accumulated deficit is a continued reflection of the organizational and start-up costs incurred during the development stage of the Company and the Bank from July 1998 to February 1999. In addition, bank operations in 1999 and through the first quarter of 2000 generated losses as the Bank built its loan portfolio and trust business to achieve a profitable level and built its allowance for loan losses. The deficit has been reduced over the last eighteen months by $1,986,753 since the Company has generated profitable results.

Interest income for the nine-month periods ended September 30, 2001 and 2000 was $12,014,447 and $8,680,066, respectively, while interest expense for those periods was $6,429,481 and $4,601,763, respectively, resulting in net interest income of $5,584,966 for the first nine months of 2001 and $4,078,303 for the first nine months of 2000. The increase in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first nine months of 2001 was 3.31%, while the net interest margin for the same period in 2000 was 3.86%. The reasons for the decline in the net interest margin from the same period a year ago was the result of higher average costs for deposits and borrowings to fund the growth in the loan portfolio and also the interest sensitivity effects of a rapid decline in general interest rates.

The provision for loan losses recorded for the first nine months of 2001 was $855,000 compared to $1,015,000 for the same period during 2000. The loan loss allowance at September 30, 2001 totaled $3,215,205 and was 1.50% of total loans outstanding. In comparison, the amount of the allowance and the percent of allowance to total loans at September 30, 2000 were $2,024,509 and 1.50%, respectively. Net chargeoffs were minimal during the third quarter of 2001 and amounted to $4,304 while no chargeoffs were recorded in 2000. As the Company has had minimal loan loss experience, and, at September 30, 2001, nonaccrual loans were $1,104,100 or .5% of total loans and loans still accruing but past due 90 days or longer were $57,000, management believes the allowance for loan losses is adequate.

For the nine months ended September 30, 2001, noninterest income was $1,250,935 which was an increase of $531,177 or 74% over the comparable period a year ago. The increase in noninterest income from the comparable period was mainly attributable to growth in and development of the fee-based trust services and, to a lesser degree, from growth in fees from the mortgage broker unit and deposit service charges.

Noninterest expense was $4,717,543 for the nine months ended September 30, 2001 while noninterest expense for the nine-month period ended September 30, 2000 was $3,696,742. The main components of noninterest expense for the year-to-date period 2001 were salaries and benefits of $2,712,092, occupancy and equipment costs of $617,921, and legal and professional expenses in the amount of $366,830. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Noninterest expense totals for the year-to-date 2001 were higher than those for 2000 and were reflective of the general growth of the Bank in the form of personnel, rent and equipment at the main offices, as well as the opening of new branch offices in January 2001 and May 2000.

Income tax expense
for the first nine months of 2001 was $501,400. The effective tax rate for the period was 39.7% and represents the approximate statutory tax rates for the period. The Company had not recorded any tax expense or benefit prior to the fourth quarter of 2000 due mainly to a tax loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first nine months of 2001 as it has been each quarter throughout 2000 and 1999. Deposits have been generated mainly from in-market sources, however the Bank has expanded its funding base during 2001 to include national, non-brokered certificates of deposit and borrowings from the Federal Home Loan Bank. The aggregate dollars and percentage of total funding that these outside sources provided the Bank at September 30, 2001 were $16,339,271 and 6.8%, respectively. At September 30, 2001, total deposits were $234,754,924 and the loan to deposit ratio was 91.5%. Total borrowings at September 30, 2001 were $7,560,000. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come primarily from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop and expand wholesale, out-of-market deposits and borrowing capacities and use them to augment funding, interest rate sensitivity strategy, liquidity capabilities and to diversify the funding base of the Bank.

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23,469,770. The Company initially contributed $15,000,000 of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed another $4,000,000 in capital to the Bank as a result of the substantial growth experienced during 1999. In addition, during February 2001, the Company contributed $2,000,000 in capital to the Bank due to continued growth. Again as a result of growth, in August 2001, the Company contributed $1,500,000 in capital to the Bank in order to sustain regulatory capital ratios described below.

As noted in previous filings, as a condition to regulatory approvals for the formation of the Bank, the Company and the Bank are required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions will expire in February 2002. The following table reflects the appropriate capital ratios for the Company and the Bank at September 30, 2001 and December 31, 2000.

                                    TOTAL         TIER 1         TIER 1
                                  RISK-BASED    RISK-BASED      LEVERAGE
                                   CAPITAL        CAPITAL       CAPITAL
------------------------------------------------------------------------
Minimum capital adequacy ratio       8.00%         4.00%          4.00%
Percent to be well capitalized      10.00%         6.00%          5.00%
Actual % - September 30, 2001
     Company                        11.47%        10.22%          9.16%
     Bank                           11.31%        10.06%          9.04%

Actual % - December 31, 2000
     Company                        14.24%        12.99%         11.21%
     Bank                           12.11%        10.86%          9.41%

The Company and the Bank currently have capitalization sufficient to meet their regulatory requirements. However, management is currently exploring various capital alternatives in anticipation of raising additional capital prior to the end of the year to maintain the appropriate capital to asset ratios and to support the continued growth of the Corporation and the Bank.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement January 1, 2002, and early adoption is not permitted. The adoption of this statement will not have an impact on our financial statements, as we do not have any intangible assets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were voted upon by the security holders during the third quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.12   Agreement to purchase unimproved real estate dated
                    August 14, 2001 between the Registrant and J - J
                    Parent Corporation.

(b) No reports on Form 8-K were filed during the quarter ended
    September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOWER FINANCIAL CORPORATION

Dated: November 2, 2001          /s/ Donald F. Schenkel
                                 -----------------------------------------------
                                 Donald F. Schenkel, Chairman of the Board,
                                 President and Chief Executive Officer

Dated: November 2, 2001          /s/ Kevin J. Himmelhaver
                                 -----------------------------------------------
                                 Kevin J. Himmelhaver, Executive Vice President,
                                 Chief Financial Officer and Secretary