Form 10KSB40
period 2001-12-31
TOWER FINANCIAL CORP
filed 2002-03-08
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

                                   FORM 10-KSB

                                   (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

              For the transition period from ________ to _________

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


         Issuer's telephone number, including area code: (260) 427-7000

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                        COMMON STOCK, WITHOUT PAR VALUE

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

   Issuer's revenues for the fiscal year ended December 31, 2001: $17,716,387

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at February 15, 2002 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"):
$28,397,183

  Number of shares of Common Stock outstanding at February 15, 2002: 2,530,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-KSB.

                                                    PART OF 10-KSB INTO WHICH
        IDENTITY OF DOCUMENT                        DOCUMENT IS INCORPORATED

        Definitive Proxy Statement for the          Part III
        Annual Meeting of Shareholders
        To be held April 16, 2002

Transitional Small Business Disclosure Format    Yes      No   X
                                                    -----    -----

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 2001

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

EXPANSION

In May 2000, the Bank opened its first branch office located in the northwest section of Fort Wayne, Indiana and, in January 2001, the Bank opened a second branch office located in the southwest section of Fort Wayne. The Bank purchased land in northeast Fort Wayne during 2001 and is developing plans to open a third branch bank office during 2002 on that site.

The Bank also opened two mortgage loan production offices during 1999, one in Huntington, Indiana and the other in Columbia City, Indiana. As a result of inadequate loan production in the latter market, the Bank subsequently did not renew its lease and closed the office in Columbia City during the fourth quarter of 2001.

LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 2001 consisted of commercial loans (79%), residential mortgage loans (7%) and personal loans (14%). The Bank's legal lending limit under applicable federal banking regulations is approximately $4.5 million, based on the legal lending limit of 15% of capital and surplus.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 22% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

Residential Mortgage Loans. The Bank originates residential mortgage loans which are generally long-term, with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all or a portion of variable interest rate mortgage loans in its loan portfolio and to broker all long-term, fixed rate loans in the secondary market. Residential real estate loans are secured by a first lien on the real estate. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers. The Bank also offers home equity loans.

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. The majority of the Bank's personal loans are home equity loans secured by a second lien on real estate. The Bank retains substantially all of such loans.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank has a policy of careful loan underwriting, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The Bank believes that the generally higher yields earned on consumer loans will help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of its customer base.

Loan Policies. Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. Because of the Bank's local nature, management believes that quality control is achieved while still providing prompt and personal service. The Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the Bank's Loan and Investment Committee and its Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

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

The Bank's loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Regulatory and supervisory loan-to-value limits are established by the Federal Deposit

Insurance Corporation Improvement Act of 1991. The Bank's internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by the regulators.

The Bank's loan policies also establish an "in-house" limit on the aggregate amount of loans to any one borrower. This limit is a guideline that currently does not exceed $3.5 million. This internal limit is subject to review and revision by the Board of Directors from time to time.

In addition, the Bank's loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to the Bank's lending practices.

DEPOSITS AND OTHER SERVICES

Deposits. The Bank offers a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to the Bank's primary market area at rates competitive with those offered in Allen County. All depositors are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities in and around Allen County, as well as certificates of deposit accounts nationally through a rate-posting system.

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

FUNDING SOURCES

The Bank funded its operations in 1999 from its initial capitalization with proceeds of the Company's initial public offering. During 2000 and 2001, the Company contributed $4,000,000 and $6,750,000, respectively, to the Bank as capital to support the balance sheet growth. On an ongoing basis, the Bank funds its operations primarily with local deposits. Secondarily, the Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits and other forms of wholesale financing. These alternative funding sources may be more costly than local deposits.

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

REGULATION AND SUPERVISION

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the FDIC, the Indiana Department of Financial Institutions, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate among other things:

     -    the scope of business,
     -    investment,
     -    reserves against deposits,
     -    capital levels relative to operations,
     -    lending activities and practices,
     -    the nature and amount of collateral for loans,
     -    the establishment of branches,
     -    mergers and consolidations, and
     -    dividends.

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

The Company. As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, the Company is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, an Indiana banking corporation may be required by order of the Indiana Department of Financial Institutions (the "Department") to increase the sound capital of the Bank or reduce the amount of its deposits.

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

The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered member banks. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC, which has supervision, reporting and enforcement jurisdiction over BIF-insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

     -    permissible types and amounts of loans,
     -    investments and other activities,
     -    capital adequacy,
     -    branching,
     -    interest rates on loans and on deposits,
     -    the maintenance of noninterest bearing reserves on deposit, and
     -    the safety and soundness of banking practices.

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

Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area is designated as all of Allen County, Indiana. The Bank's offices are located in Allen County and Huntington County. The Bank's Board of Directors is required to review the appropriateness of this delineation at least annually.

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

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Allen County, Indiana, the City of Fort Wayne, and Huntington County. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank's ability to compete favorably in attracting individuals and small- to medium-sized businesses.

EMPLOYEES

As of December 31, 2001, the Company had 80 employees, including 66 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company's employees is good.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as its headquarters and the Bank's main office. The headquarters facility consists of drive-up banking windows and approximately 33,000 square feet of usable office space. The lease had an initial term of 10 years, with one renewal option for an additional 10 years. During 2001 the original lease term was extended to 15 years with an expiration date of December 2013 and has the same renewal option as prior to the extension. The Company believes that this space is adequate for its current needs, with the ability for expansion as needed.

The Bank also leases space in Huntington, Indiana for a mortgage loan production office. The Huntington office is located at 2855 Northpark Road in the northwest part of Huntington and occupies 1,200 square feet of space. The lease has an initial term of three years with an expiration date in February 2002 and has a three-year option to renew. Prior to November 2001, the Bank also had leased office space in Columbia City for a loan production office. Due to inadequate loan production in that market, the lease was not renewed and the office was closed.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 W. Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of five years, expires May 2005 and has two consecutive five-year renewal options. The Bank also leases a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and two consecutive five-year renewal options.

The Bank has purchased 1.4 acres of land in northeast Fort Wayne with the intent of constructing a branch office during 2002. The land is located at the corner of Stellhorn and Lahmeyer Roads.


ITEM 3. LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

The Company's common stock is traded on the Nasdaq National Market System under the symbol "TOFC." Prior to listing on the Nasdaq National Market System, the common stock was traded on the OTC Bulletin Board section of the Nasdaq Stock Market. As of February 15, 2002, there were 601 shareholders of record and approximately 2,100 beneficial owners of the common stock.

The prices set forth below reflect the high and low bid information for the Company's common stock as reported on the OTC Bulletin Board by quarter for the year 2000 and for the year 2001 through September 3, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table also presents the high and low sales prices for the common stock on the Nasdaq National Market System by quarter from September 4, 2001 through December 31, 2001.

HIGH / LOW STOCK PRICE

                                      2001                      2000
                             ------------------------------------------------
                                   HIGH        LOW          HIGH       LOW
     ------------------------------------------------------------------------

     1st Quarter                 $ 8.875    $ 8.000       $ 9.000    $ 6.875

     2nd Quarter                   9.300      8.125         8.250      7.250

     3rd Quarter                  11.450      9.050         9.000      7.062

     4th Quarter                  12.000     10.000         8.750      7.125


DIVIDENDS

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

SALES OF UNREGISTERED SECURITIES

On November 16, 2001, the Company's wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 ("TCT1"), issued $3,500,000 aggregate principal amount of Trust Preferred Securities in a private placement offering. Concurrently therewith, TCT1 loaned the proceeds of that offering to the Company, and in exchange therefore the Company issued to TCT1 its 9% Subordinated Debentures due 2031, with similar terms as the Trust Preferred Securities. The issuance by the Company of the Subordinated Debentures, and the issuance by TCT1 of the Trust Preferred Securities, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. ($ in thousands except for share data)

INTRODUCTION

The Company was formed as a bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering ("IPO"). Total proceeds to the Company from the IPO were $23,470 (net of offering expenses, underwriters' discounts), of which $15,000 was used to initially capitalize the Bank.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company or the Bank. There can be no assurance that future developments affecting the Company or the Bank will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

     - the Company's status as a start-up company with only three years of operating history;
     - the effect of extensive banking regulation on the Bank's ability to grow and compete;
     - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
     - the competitive disadvantage resulting from the Company's status as a highly regulated, start-up company;
     -   the Company's dependence on key management personnel;
     - the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
     - the Company's dependence on a favorable local economy in the Bank's primary service area;
     -   the Bank's dependence on net interest spread for profitability; and
     - the Bank's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

FINANCIAL CONDITION

The Company experienced its third year of significant growth during 2001. Total assets of the Company were $291,805 at December 31, 2001 compared to $212,413 at December 31, 2000, an increase of $79,392. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits. Assets have increased during each quarter of 2001, 2000 and 1999. The Company anticipates that assets will continue to increase as the Bank begins its fourth year of operation.

Earning Assets. The Company's loan portfolio experienced another year of significant growth during 2001. Loans were $232,346 at December 31, 2001 compared to $155,880 at December 31, 2000, an increase of $76,466, or 49%. The loan portfolio, which equaled 82% and 76% of earning assets at December 31, 2001 and 2000, respectively, was primarily comprised of commercial loans at both dates. At December 31, 2001, commercial loans were approximately 79% of the loan portfolio and represented loans to business interests generally located within the Bank's market area. Approximately 62% of the loan portfolio consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 17% of the loan portfolio consisted of commercial loans primarily secured by real estate. There are no significant industry concentrations within the commercial portfolio. The concentration and rapid growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage, home equity and consumer lending, while only 21% of loans at December 31, 2001, also experienced excellent growth. Management believes that this growth should continue as the Bank expands its distribution network during 2002 and beyond; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2001, 2000 and 1999.



LOANS OUTSTANDING
                                                   DECEMBER 31,
                                   --------------------------------------------
($ in thousands)                      2001             2000              1999
-------------------------------------------------------------------------------
Commercial                         $ 143,087         $ 98,794          $ 44,110
Commercial real estate                40,552           30,621             9,165
Residential real estate               16,740            6,978             5,918
Home equity                           16,043            6,994             2,551
Consumer                              15,717           12,386             5,571
                                   --------------------------------------------
       Total loans                   232,139          155,773            67,315
Deferred loan costs                      207              107
Allowance for loan losses             (3,480)          (2,364)           (1,010)
                                   --------------------------------------------
       Net loans                   $ 228,866        $ 153,516          $ 66,305
                                   ============================================


The following table presents the maturity of total loans outstanding as of December 31, 2001, according to scheduled repayments of principal and also based upon repricing opportunities.


MATURITIES OF LOANS OUTSTANDING

                                         WITHIN     1 - 5       OVER
($ in thousands)                         1 YEAR     YEARS     5 YEARS     TOTALS
---------------------------------------------------------------------------------
LOANS - CONTRACTUAL MATURITY DATES:
Commercial                              $ 44,261   $ 77,143   $ 21,683   $143,087
                                        -----------------------------------------
Commercial real estate                     9,834     27,793      2,925     40,552
Residential real estate                    3,914      4,570      8,256     16,740
Home equity                                8,645      5,251      2,147     16,043
Consumer                                  11,972      3,433        312     15,717
                                        -----------------------------------------
        Total loans                     $ 78,626   $118,190   $ 35,323   $232,139
                                        =========================================

LOAN REPRICING OPPORTUNITIES:
Fixed rate                              $ 20,423   $ 45,728   $ 16,518   $ 82,669
Variable rate                            149,470                          149,470
                                        -----------------------------------------
        Total loans                     $169,893   $ 45,728   $ 16,518   $232,139
                                        =========================================

The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "watchlist." Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2001, there were $7,684 of potential problem loans outstanding classified on the watchlist. There were $816 of loans that were 90 days or more past due at December 31, 2001, of which one loan for $469 had been placed on nonaccrual status and categorized as impaired. Gross interest-to-date for the one nonaccrual loan would have been $336. Interest actually received on this loan was $260 resulting in lost interest to date of $76. There were no nonaccrual or impaired loans or any loans past due 90 days or more at December 31, 2000 or 1999. During 2001, the Bank experienced $4 in charged-off loans. Prior to 2001, the Bank had only experienced a minor consumer loan charge-off during 1999. There were no foreign loans outstanding at December 31, 2001, 2000 or 1999.

In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience (which has been minimal to date), the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above, and absent some of those factors, based upon peer industry data of comparable banks.

The following table illustrates the breakdown of the allowance for loan losses by loan type.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
($ in thousands)

                                              LOAN TYPE                     LOAN TYPE                     LOAN TYPE
                              DECEMBER 31,     AS A %        DECEMBER 31,    AS A %       DECEMBER 31,     AS A %
                                  2001        OF TOTAL           2000       OF TOTAL          1999        OF TOTAL
LOAN TYPE                      ALLOCATION       LOANS         ALLOCATION      LOANS        ALLOCATION       LOANS
-------------------------------------------------------------------------------------------------------------------
Commercial                        $ 2,140        61.6%          $   821        63.4%         $   334        65.5%
Commercial real estate                405        17.5%              230        19.7%              69        13.6%
Residential real estate                42         7.2%               18         4.5%              15         8.8%
Home equity                            80         6.9%               35         4.5%              12         3.8%
Consumer                              236         6.8%              186         7.9%              84         8.3%
Unallocated                           577          n/a            1,074          n/a             496         n/a
                                  -------------------------------------------------------------------------------
      Total allowance for
         loan losses              $ 3,480       100.0%          $ 2,364       100.0%         $ 1,010       100.0%
                                  ===============================================================================

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

Additional provisions for the allowance are expected during 2002 as a result of anticipated increases in the total loan portfolio. The Company has only experienced $5 in loan charge-offs during its first three years of operations.

Securities available for sale at fair value reflected a decline during 2001, amounting to $3,482 at December 31, 2001 compared to $10,626 at December 31, 2000. The Company maintains a small securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2001 and 2000, the portfolio was used mainly for liquidity as these assets were held in short-term discount notes. The portfolio will continue to be liquid during the near term while loan demand remains strong and until a larger base of funding is developed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. An unrealized loss on this portfolio was recorded at December 31, 2001 in the amount of $16 compared to an unrealized gain of $1 recorded at December 31, 2000. In addition to the investment securities recorded at December 31, 2001, the Company also had $2,806 in interest-bearing deposits with other banks, compared to $2,500 at December 31, 2000. The following table presents the total securities portfolio as of December 31, 2001, 2000, and 1999.


TOTAL SECURITIES PORTFOLIO

                                                                       DECEMBER 31,
                                                         ------------------------------------------
                                                           2001            2000             1999
                                                         AMORTIZED       AMORTIZED       AMORTIZED
($ in thousands)                                           COST            COST             COST
---------------------------------------------------------------------------------------------------
U.S. Government agency debt obligations                  $ 2,000           $ 9,956         $ 5,246
Obligations of states and political subdivisions             400
Federal Reserve Bank stock                                   773               522             424
Federal Home Loan Bank stock                                 325               147             147
                                                         -----------------------------------------

       TOTAL SECURITIES                                  $ 3,498           $10,625         $ 5,817
                                                         =========================================


Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded growth of $6,236 during 2001, were $41,042 and $34,806 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, these short-term assets were approximately 15% and 18% of earning assets, respectively. The balance of short-term assets and the balance as a percent of earning assets are expected to fluctuate as the Company's balance sheet experiences continued growth.

SOURCE OF FUNDS

The Company's major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank began taking deposits when it commenced operations in February 1999 and experienced significant growth during 1999, 2000 and 2001. Total deposits were $256,153 at December 31, 2001 and $188,296 at December 31, 2000, an increase of $67,857, or 36%.

Noninterest-bearing deposits grew significantly during 2001 and were $28,383 at December 31, 2001, a 12% increase over $25,372 at December 31, 2000. At December 31, 2001, noninterest-bearing deposits were approximately 11.1% of total deposits, a decline from the 2000 level as more of the overall funding came from interest-bearing deposits. Noninterest-bearing deposits at December 31, 2001 were comprised of $25,600 in business checking accounts, $200 in public funds and $2,600 in consumer accounts.

Interest-bearing deposits also grew significantly during 2001 and were $227,770 and $162,924 at December 31, 2001 and 2000, respectively. Interest-bearing deposits at December 31, 2001 were comprised of approximately 49% in money market accounts, 9% in interest-bearing checking and savings accounts, and 42% in certificates of deposit. The December 31, 2001 percentages represented little change in deposit mix from 2000, when the percentages were 50%, 8%, and 42%, respectively. In 2001, all deposit categories reflected balance increases over 2000 levels; however, the most significant increase from 2000 was in the money market category. The balance of money market accounts at December 31, 2001 was $112,580 compared to $81,432 at December 31, 2000, an increase of $31,148. The large influx of deposits in this category was mainly attributable to new accounts established in the business and consumer sectors and expanded relationships with several governmental and municipal public fund entities. The balance of interest bearing deposits at December 31, 2001 reflected $61,000 in business accounts, $83,000 in consumer accounts and $83,000 in public fund accounts compared to $24,000, $66,000, and $73,000, respectively, at December 31, 2000. As of December 31, 2001, the Company had $65,684 in certificates of deposit of $100 or more, of which $38,178 mature within three months; $15,754 mature over three months through six months; $6,274 mature over six months through twelve months; and $5,478 mature over twelve months.

Short-term borrowings at December 31, 2001 and 2000 were $1,060 and $530, respectively, and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $6,500 in Federal Home Loan Bank ("FHLB") callable advances at December 31, 2001. The FHLB advances mature in 2012, and each contains quarterly call features. There were no FHLB advances outstanding at December 31, 2000.

The Company had $3,430 in junior subordinated debentures at December 31, 2001 as a result of the Company, through its subsidiary, TCT1, closing a private placement offering of $3,500 in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the principal amount outstanding of the Trust Preferred Securities was $3,500. The principal balance of the Trust Preferred Securities less unamortized issuance costs of $70 constitute the amount of the junior subordinated debentures reflected in the financial statements.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company.

Stockholders' equity was $23,505 at December 31, 2001 and $22,395 at December 31, 2000. The increase of $1,110 was almost entirely attributable to the 2001 net income of $1,120. The only other item affecting stockholders' equity was a $10 change in net unrealized depreciation on securities available for sale, net of tax. At the completion of the IPO during 1999, the Company had issued 2,530,000 shares of common stock. The net proceeds from the sale of the stock in the IPO was $23,470 after deducting offering expenses and underwriters' discounts and was recorded as common stock and paid-in-capital. No additional shares were issued during 2000 or 2001. At December 31, 2001, the Company had a balance of $45 in retained earnings while at December 31, 2000 it had an accumulated deficit of $1,075, an increase of $1,120 from 2000 which reflects net income generated during 2001. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. The Company reported net income of $1,120, or $.44 per share, for the year ended December 31, 2001. The profitable result was an increase in net income from the $1,074 or $.42 per share, reflected in 2000 as well as the net operating loss of $1,675, or $.71 per share, posted during 1999. The loss recorded during 1999 was a result of start-up and development costs early in that year and the first ten months of bank operations as the Bank began to build its loan portfolio. As the 2000 results included a significant tax benefit, 2001 income before income taxes reflected significant improvement over the prior year. The year 2001 results reflected substantial growth from 2000 in revenue. Net interest income in 2001 was $7,829 compared to $5,772 in 2000, an increase of $2,057 mainly from an increase in loans outstanding. Noninterest income in 2001 was $1,785 compared to $1,028 in 2000, an increase of $757 from further development of the trust business and other fee income based products including mortgage broker fees. Also contributing to the increase in operating income was a decrease in the provision for loan losses of $235. Offsetting the improvements in revenue and provision during 2001 was a $1,729 increase from 2000 in noninterest expenses related mainly to increases in salaries and benefits, and occupancy and equipment costs as a result of the Company's growth.

The 2000 results included a $588, or $.23 per share, income tax benefit for the use of a net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit was a one-time occurrence. The Company is now generating profits and is recording a normal tax expense as reflected during 2001.

During 1999, the net operating loss prior to the opening of the Bank was approximately $779 while the loss recorded after the Bank commenced operations was approximately $896. The loss from bank operations was mainly attributable to a non-cash charge of $1,010 for provision for loan losses. Although the Company essentially recorded no loan losses during 1999, significant provisions were required as the result of the substantial loan growth. As the Bank does not yet have enough history of loss activity to use its own loss experience to establish the allowance for loan losses, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending.

The loan loss provisions are made in the period loans are recorded and are immediate reductions to earnings. Loan loss provisions are expected to continue to reduce earnings (as was the case during 2001, 2000 and 1999), although more moderately, as the anticipated rate of loan growth slows relative to the size of the Bank's loan portfolio.

Although continued significant future asset growth is anticipated, resulting in additional large loan loss provisions, the overall earnings performance of the Company is expected to improve. As reflected in 2001, the asset growth of the Company should result in an increased level of net interest income, which, coupled with noninterest income, should exceed the growth and level of noninterest expense and provision for loan losses. The following table shows some of the key equity performance ratios for the years ended December 31, 2001, 2000 and 1999.

PERFORMANCE RATIOS
                                     2001         2000         1999
--------------------------------------------------------------------
Return on average total assets       0.47%        0.68%       (2.96)%
Return on average equity             4.88         5.04        (8.25)
Average equity to average assets     9.53        13.49        35.88


Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 2001 were $15,931 and $8,102, respectively, netting $7,829 in net interest income. Interest income and interest expense for the year ended December 31, 2000 were $12,769 and $7,047, respectively, resulting in $5,722 in net interest income. Interest income and interest expense for the year ended December 31, 1999 totaled $3,682 and $1,394, respectively, providing for net interest income of $2,288. The substantial increase of $2,107 in net interest income in 2001 from 2000 and the increase over net interest income from 1999 was primarily attributable to an increase in the loans outstanding.

The net yield on average earning assets during 2001 was 3.33% compared to 3.70% for 2000 and 4.20% for 1999. The decline in margin from both prior years was generally due to the funding of the Bank's growth with higher cost deposits in the form of money market accounts, certificates of deposit and FHLB borrowings.

The decline in margin during 2001 was also attributable to net interest spread compression caused by the decline in general interest rates.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity during 2001, 2000 and 1999.

AVERAGE BALANCE,
INTEREST AND YIELD /                             2001                               2000                            1999
COST ANALYSIS                            -------------------------------------------------------------------------------------------
                                                    INTEREST                       INTEREST                       INTEREST
                                          AVERAGE    EARNED   YIELD      AVERAGE    EARNED    YIELD     AVERAGE    EARNED    YIELD
($ in thousands)                          BALANCE   OR PAID  OR COST     BALANCE    OR PAID  OR COST    BALANCE   OR PAID   OR COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
  interest-earning deposits              $   6,916   $   324  4.68%     $   4,239  $     262   6.17%    $  9,332  $  462     4.95%
Federal funds sold                          31,490     1,270  4.03%        24,208      1,539   6.36%      10,367     533     5.14%
Securities - taxable                         8,054       420  5.22%        12,661        786   6.21%       6,088     318     5.23%
Securities - tax exempt (1)                    270        23  8.75%
Loans held for sale                            922        61  6.62%
Loans                                      187,678    13,840  7.37%       113,683     10,182   8.96%      28,747   2,369     8.24%
                                        --------------------            --------------------            ----------------
    Total interest-earning assets          235,330    15,938  6.77%       154,791     12,769   8.25%      54,534   3,682     6.75%

Allowance for loan losses                   (2,845)                        (1,659)                          (391)
Cash and due from banks                      4,884                          3,300                          1,808
Other assets                                 3,141                          1,677                            677
                                         ---------                      ---------                       --------
    Total assets                         $ 240,510                      $ 158,109                       $ 56,628
                                         =========                      =========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing checking                $   9,134   $   135  1.48%     $   5,319   $     104  1.96%    $  4,597  $  155     3.36%
Savings                                      3,028        73  2.42%         2,115          72  3.40%         618      18     2.94%
Money market                                92,558     3,470  3.75%        52,618       2,954  5.61%      19,794     917     4.64%
Certificates of deposit                     83,627     4,240  5.07%        60,170       3,898  6.48%       5,598     292     5.22%
Short-term borrowings                          828        28  3.31%           310          19  6.13%         211      12     5.57%
FHLB advances                                3,141       117  3.71%
Junior subordinated notes                      441        39  9.00%
                                        --------------------            ---------------------           ----------------
    Total interest-bearing liabilities     192,757     8,102  4.20%       120,532       7,047  5.85%      30,818   1,394     4.52%

Noninterest-bearing checking                23,560                         15,514                          5,200
Other liabilities                            1,264                            740                            290
Stockholders' equity                        22,929                         21,323                         20,320
                                         ---------                      ---------                       --------
    Total liabilities and
        stockholders' equity             $ 240,510                      $ 158,109                       $ 56,628
                                         =========                      =========                       ========
NET INTEREST INCOME                                  $ 7,836                        $   5,722                     $2,288
                                                     =======                        =========                     ======
RATE SPREAD                                                   2.57%                            2.40%                         2.23%
NET INTEREST INCOME AS A PERCENT
  OF AVERAGE EARNING ASSETS                                   3.33%                            3.70%                         4.20%


(1) Computed on a tax equivalent basis for tax equivalent securities using a 34% statutory tax rate.

The following table shows the changes in interest income, interest expense, and net interest income due to variances in rate and volume of average earning assets and interest bearing liabilities. The change in interest not solely due to changes in rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.


CHANGES IN NET INTEREST INCOME DUE
  TO RATE AND VOLUME
                                                   2001 OVER 2000
                                           ------------------------------
($ in thousands)                            RATE      VOLUME      TOTAL
-------------------------------------------------------------------------
Increase (decrease) in interest income:
    Short-term investments and interest-
      earning deposits                     $   (74)   $   136    $    62
    Federal funds sold                        (656)       387       (269)
    Securities - taxable                      (112)      (254)      (366)
    Securities - tax exempt                                23         23
    Loans available for sale                               61         61
    Loans                                   (2,049)     5,707      3,658
                                           ------------------------------
        Net change in interest income       (2,891)     6,060      3,169
INCREASE (DECREASE) IN INTEREST EXPENSE:
    Interest-bearing checking                  (30)        61         31
    Savings                                    (24)        25          1
    Money market                            (1,209)     1,725        516
    Certificates of deposit                   (965)     1,307        342
    Short-term borrowings                      (12)        21          9
    FHLB advances                                         117        117
    Junior subordinated notes                              39         39
                                           ------------------------------
        Net change in interest expense      (2,240)     3,295      1,055
                                           ------------------------------
NET CHANGE IN INTEREST INCOME AND
  INTEREST EXPENSE                         $  (651)   $ 2,765    $ 2,114
                                           =============================


                                                   2000 OVER 1999
                                           ------------------------------
($ in thousands)                              RATE     VOLUME     TOTAL
-------------------------------------------------------------------------
Increase (decrease) in interest income:
    Short-term investments and interest-
      earning deposits                     $    94    $  (295)   $  (201)
    Federal funds sold                         152        855      1,007
    Securities - taxable                        69        399        468
    Loans                                      224      7,589      7,813
                                           ------------------------------
        Net change in interest income          539      8,548      9,087
INCREASE (DECREASE) IN INTEREST EXPENSE:
    Interest-bearing checking                  (72)        22        (50)
    Savings                                      4         50         54
    Money market                               230      1,807      2,037
    Certificates of deposit                     87      3,518      3,605
    Short-term borrowings                        1          6          7
                                           ------------------------------
        Net change in interest expense         250      5,403      5,653
                                           ------------------------------
NET CHANGE IN INTEREST INCOME AND
  INTEREST EXPENSE                         $   289    $ 3,145    $ 3,434
                                           =============================

Interest income is primarily generated from the loan portfolio. Average loans comprised 80%, 73% and 53% of average earning assets during 2001, 2000 and 1999, respectively. During 2001, the loan portfolio had an average yield of 7.37%, and earned $13,840, or 87% of total interest income, an increase of $3,658 from 2000. The improvement in net interest income was mainly due to the increase in average loans while the decrease in the prime lending rate during 2001 reflected negatively on net interest income and offset some of the improvement. During 2000, the loan portfolio had an average yield of 8.96% and earned $10,182, or 80% of total interest income. The securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 4%, 13% and 3%, respectively, of average earning assets during 2001. With an average tax-equivalent yield of 5.32%, total securities contributed $443, or 3% of total interest income in 2001, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 4.15% and earned $1,594 or 10% of total interest income in 2001. During 2000, the securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 8%, 16% and 3%, respectively, of average earning assets. With an average yield of 6.21%, securities contributed $786, or 6%,of total interest income in 2000, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 6.33% and earned 14% of total interest income in 2000. During 1999, the securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 11%, 19% and 17%, respectively, of average earning assets. With an average yield of 5.23%, securities contributed $318, or 9% of total interest income in 1999, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 5.05% and earned 27% of total interest income in 1999.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 39% and 36%, respectively, of average earning assets during 2001; 34% and 39%, respectively of average earning assets during 2000; and 36% and 10%, respectively, of average earning assets during 1999. The substantial percentage change within the money market category reflects the increase in this type of funding during 2001, generated mainly from governmental and municipal public funds and businesses. Money market balances had an average rate of 3.75% and cost $3,470 or 43% of total interest expense in 2001. Money market balances had an average rate of 5.61% and cost $2,954 or 42% of total interest expense in 2000. Certificates of deposit had an average rate of 5.07% and cost $4,240 or 52% of total interest expense in 2001. Certificates of deposit had an average rate of 6.48% and cost $3,898 or 55% of total interest expense in 2000. Interest expense on savings and interest-bearing checking totaled 3% of total interest expense during 2001 and totaled 3% of total interest expense during 2000. The Company paid $184 of interest expense on borrowings, or 2% of total interest expense, during 2001 and paid $19 of interest expense on borrowings, or less than 1% of total interest expense, during 2000.

During 1999, money market accounts had an average rate of 4.64% and cost $917 or 66% of total interest expense, while certificates of deposit had an average rate of 5.22% and cost $292, or 21% of total interest expense. Savings deposits and interest bearing checking accounts equaled 1% and 8% of average earning assets during 1999, respectively. With an average rate of 2.94%, savings deposits cost $18, or 1% of total interest expense in 1999, while interest bearing checking accounts had an average rate of 3.36% and cost $155, or 11% of total interest expense in 1999. Short-term borrowings, comprised of federal funds purchased, had an average rate of 5.57% during 1999. The Company paid $12 in short-term interest expense, or 1% of total interest expense, during 1999.

Provision for Loan Losses. Reflecting significant loan growth in all reported years, the provision for loan losses was $1,120 for 2001, $1,355 for 2000 and $1,010 for 1999. This reflects a $235 or 17% decrease from 2000 to 2001. The allowance for loan losses as a percentage of total loans outstanding was 1.50%, 1.52% and 1.50% at December 31, 2001, 2000, and 1999, respectively. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses incurred in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. As the Bank does not yet have enough history of loss activity to use its own loss experience to establish the allowance for loan losses, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending. Reflecting its focus on credit quality, the Company had one nonperforming loan of $469 and past due loans 90 days or more and still accruing of $347 at December 31, 2001. The Company had one charge-off of $4 during 2001 and no charge-offs during 2000. The Company had no nonperforming loans or loans past due 90 days or more at December 31, 2000.

Noninterest Income. Noninterest income recorded substantial growth during 2001 as all major categories reflected improved performance. Total noninterest income was $1,785 for the year ended December 31, 2001 compared to $1,028 and $288 for the years ended December 31, 2000 and 1999, respectively. Fees from trust services grew significantly and were $798 for 2001 compared to $424 for 2000 and $25 in 1999. The trust area was developed during 1999 and became operational in October 1999. In addition to trust income, the mortgage origination unit significantly improved its results during 2001, attributable to an expanded workforce and a lower rate environment. Mortgage broker fees were $490 during 2001, an increase of $194 from $296 for 2000 and $216 for 1999. Other improvements during 2001 included a $164 increase in deposit service charge income, and a $25 increase in other fee-based income. Service charge income increased due to an overall expanded account base, a higher level of fees generated on business accounts and increased activity from NSF/OD charges. Other fees increased as a result of a higher volume in the Company's off-balance-sheet mutual fund sweep product.

Noninterest Expense. Noninterest expense totaled $6,638 for the year ended December 31, 2001 compared to $4,909 and $3,241 for the years ended December 31, 2000 and 1999, respectively, an increase of $1,729 over 2000. The increase in expenses is mainly attributable to the growth in the Company's business and the additional overhead costs associated with that growth. This is evidenced by salaries and benefits costs, which increased $815, and occupancy and equipment costs which increased $189, over their respective 2000 levels. Salary and benefits costs were $3,892 for 2001, while occupancy and equipment costs were $825. Other various expense categories reflected increases during 2001, such as data processing costs, office supplies, and courier costs, but to a lesser dollar amount than those mentioned above. Professional costs increased during 2001 from 2000 as the Company incurred professional costs mainly associated with its application to Nasdaq for its common stock to be listed on the Nasdaq National Market System, as well as costs incurred to improve its internal audit and compliance functions.

During 2000, salaries and benefits costs were $3,078, while occupancy and equipment expenses totaled $636. Additional large overhead expenses in 2000 included costs for professional fees and services, which amounted to $261, and marketing expenses which were $185. The majority of the costs incurred during 1999 were for general bank operations; however, $102 of professional fees and services were incurred during the first quarter of 1999 related to the start-up and development costs of the Bank.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 69.0% in 2001 compared to 72.7% in 2000 and 125.8% in 1999. This level of efficiency ratio continues to be high, but reflects continued improvement from 2000 and 1999. As anticipated, this improvement in efficiency ratio has resulted from the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. The 1999 level of efficiency ratio was not out of line for a start-up bank during its first year of operation. Management expects that the efficiency ratio should continue to improve in the future as additional asset growth and operating efficiencies are realized.

Income Taxes Expense (Benefit). During 2001, the Company recorded $736 in income taxes expense. Due to the net loss from operations recorded by the Company during 1998 and 1999, no provision for income tax expense was necessary during those years. During 2000, the Company recorded an income tax benefit of $588, or $.23 per share, as a result of its current and projected future profits. This benefit effectively brought all tax accounts current, and future results are being recorded on a full-statutory state and federal tax expense basis. The tax benefit in 2000 resulted from the use of a net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit recorded during 2000 was a one-time occurrence as the Company is now generating profits and should reflect a normal tax expense going forward as was the experience during 2001.

CAPITAL SOURCES

Stockholders' equity is a noninterest bearing source of funds which provides support for asset growth. Stockholders' equity was $23,505 and $22,395 at December 31, 2001 and 2000, respectively. The increase during 2001 was almost entirely attributable to the $1,120 in recorded net income for the year. During 1999 the Company successfully completed its initial public offering whereby 2,530,000 shares were sold at $10.00 per share. Total proceeds from the IPO were $25,300 less underwriters' fees and offering costs of $1,830, for net proceeds of $23,470. The Company used $15,000 of the net proceeds from the IPO to provide the initial capitalization of the Bank in February 1999. The Company's 1999 net operating loss of $1,675 negatively impacted stockholders' equity while the 2000 net income of $1,074 helped add to stockholders' equity.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2001 and 2000 are disclosed under
Note 15 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2001, 2000 or 1999. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

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

The Company's liquidity strategy is to fund growth with deposits and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2001 and 2000 and was generated mostly from in-market sources. At December 31, 2001 and 2000, total deposits were $256,153 and $188,296, respectively, and the loan-to-deposit ratio was 90.7% and 82.8%, respectively. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. During 2001, the Company also developed and initiated the use of additional sources of funding in the form of national market certificates of deposit and FHLB borrowing. At December 31, 2001, the balance of national market CD's was $13,321 and FHLB borrowings were $6,500. Should sufficient funding from in-market sources not be enough to match the loan growth, the Company will continue to develop and use wholesale and out-of-market deposits and borrowing capacities.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and at December 31, 2001 and 2000 had $1,060 and $530 outstanding, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

In addition to the normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby and commercial letters of credit. As of December 31, 2001, the Company had a total of $51,544 in unfunded loan commitments and $362 in unfunded standby letters of credit. At December 31, 2000, the Company had a total of $31,220 in unfunded loan commitments and $249 in unfunded standby letters of credit. The loan commitments are lines of credit to be drawn at any time, as customers' cash needs vary. The Company monitors fluctuations in loan balances and commitment levels and includes such data in its overall liquidity management.

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

The following table depicts the Company's GAP position as of December 31, 2001:


RATE SENSITIVITY ANALYSIS

                                                    WITHIN        THREE TO       ONE TO          AFTER
                                                    THREE          TWELVE         FIVE            FIVE
($ in thousands)                                    MONTHS         MONTHS         YEARS          YEARS        TOTAL
---------------------------------------------------------------------------------------------------------------------
ASSETS
  Federal funds sold, short-term
    investments and interest-
    earning deposits                              $  41,042       $            $                $           $  41,042
  Interest-earning deposits                           2,806                                                     2,806
  Securities available for sale                                                   2,384             1,098       3,482
  Loans held for sale                                 4,293                                                     4,293
  Fixed rate loans                                    8,812          11,611      45,728            16,518      82,669
  Variable rate loans                               149,470                                                   149,470
  Allowance for loan losses                                                                        (3,480)     (3,480)
  Other assets                                                                                     11,523      11,523
                                                  -------------------------------------------------------------------
Total assets                                      $ 206,423       $  11,611    $ 48,112         $  25,659   $ 291,805
                                                  -------------------------------------------------------------------
LIABILITIES
  Interest-bearing checking                       $  14,909       $            $                $           $  14,909
  Savings accounts                                    4,521                                                     4,521
  Money market accounts                             112,581                                                   112,581
  Time deposits < $100,000                            2,787          15,235      12,054                        30,076
  Time deposits $100,000 and over                    38,050          22,155       5,479                        65,684
  Short-term borrowings                               1,060                                                     1,060
  FHLB advances                                                                                     6,500       6,500
  Junior subordinated notes                                                                         3,430       3,430
  Noninterest-bearing checking                                                                     28,383      28,383
  Other liabilities                                                                                 1,156       1,156
                                                  -------------------------------------------------------------------
Total liabilities                                   173,908          37,390      17,533            39,469     268,300
STOCKHOLDERS' EQUITY                                                                               23,505      23,505
                                                  -------------------------------------------------------------------
Total sources of funds                            $ 173,908       $  37,390    $ 17,533         $  62,974   $ 291,805
                                                  -------------------------------------------------------------------
Net asset (liability) GAP                         $  32,515       $ (25,779)   $ 30,579         $ (37,315)  $
                                                  -------------------------------------------------------------------
CUMULATIVE GAP                                    $  32,515       $   6,736    $ 37,315         $           $
                                                  -------------------------------------------------------------------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                        11.1%            2.3%       12.8%                 %           %


A second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. A simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, a model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

Due to the low level of risk during the first, second and third years of operation, the Company did not utilize simulation analysis as a tool for measuring the effects of interest rate risk on the income statement. As growth has dictated, the Company is in the process of assessing and acquiring simulation modeling capabilities for use in the future.

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

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED STATISTICAL DATA


                                                                           Years ended December 31,
                                                           --------------------------------------------------------
($ in thousands, except share data)                           2001            2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest income                                             $ 15,931        $ 12,769        $ 3,682         $
Interest expense                                               8,102           7,047          1,394
Net interest income                                            7,829           5,722          2,288
Provision for loan losses                                      1,120           1,355          1,010
Noninterest income                                             1,785           1,028            288
Noninterest expense                                            6,638           4,909          3,241            473
Income (loss) before income taxes                              1,856             486         (1,675)          (473)
Income taxes expense (benefit)                                   736            (588)
Net income (loss)                                              1,120           1,074         (1,675)          (473)
-------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
Net income (loss): basic and diluted                          $ 0.44          $ 0.42        $ (0.71)        $  n/m
Book value at end of period                                     9.29            8.85           8.43            n/m
Dividends declared                                               n/a             n/a            n/a            n/a
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                               $ 291,805       $ 212,413      $ 103,647     $      397
Total securities available for sale                            3,482          10,626          5,816
Loans held for sale                                            4,293
Total loans                                                  232,346         155,880         67,315
Allowance for loan losses                                      3,480           2,364          1,010
Total deposits                                               256,153         188,296         81,733
Short-term borrowings                                          1,060             530            210
FHLB advances                                                  6,500
Junior subordinated debentures                                 3,430
Stockholders' equity                                          23,505          22,395         21,320           (473)
-------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS:
Return on average assets                                       0.47%           0.68%          (2.96)%          n/m
Return on average stockholders' equity                         4.88%           5.04%          (8.25)%          n/m
Net interest margin                                            3.33%           3.70%          4.20%            n/m
Efficiency ratio                                              69.04%          72.73%        125.84%            n/m
Dividend payout ratio                                            n/a             n/a            n/a            n/a
-------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS:
Nonperforming assets to loans                                  0.35%           0.00%          0.00%            n/a
Net charge-offs to average loans                               0.00%           0.00%          0.00%            n/a
Allowance for loan losses to loans                             1.50%           1.52%          1.50%            n/a
-------------------------------------------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RATIOS:
Loan to deposit ratio                                         90.71%          82.78%         82.36%            n/a
Total stockholders' equity to total assets                     8.06%          10.54%         20.57%            n/m
Total risk-based capital                                      12.12%          14.24%         25.96%            n/m
Tier 1 leverage risk-based capital                            10.87%          12.99%         24.79%            n/m
Tier 1 leverage capital                                       10.02%          11.21%         24.75%            n/m

n/m - not meaningful
n/a - not applicable

ITEM 7. FINANCIAL STATEMENTS

Tower Financial Corporation
CONSOLIDATED BALANCE SHEETS
At December 31, 2001 and 2000

                                                                     2001             2000
----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $   7,634,418    $   7,910,306
Short-term investments and interest-earning deposits               16,696,853        8,288,169
Federal funds sold                                                 24,344,768       26,517,269
                                                                -------------    -------------
     Total cash and cash equivalents                               48,676,039       42,715,744

Interest-earning deposits                                           2,806,000        2,500,000
Securities available for sale, at fair value                        3,481,520       10,626,300
Loans held for sale                                                 4,293,350

Loans                                                             232,346,371      155,880,445
Allowance for loan losses                                          (3,480,205)      (2,364,509)
                                                                -------------    -------------
     Net loans                                                    228,866,166      153,515,936

Premises and equipment, net                                         1,573,848        1,254,123
Accrued interest receivable                                           954,805        1,052,576
Other assets                                                        1,152,807          748,029
                                                                -------------    -------------
     Total assets                                               $ 291,804,535    $ 212,412,708
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                          $  28,382,995    $  25,372,181
   Interest-bearing                                               227,770,072      162,923,943
                                                                -------------    -------------
     Total deposits                                               256,153,067      188,296,124

Short-term borrowings                                               1,060,000          530,000
Federal Home Loan Bank advances                                     6,500,000
Junior subordinated debentures                                      3,430,225
Accrued interest payable                                              288,932          465,872
Other liabilities                                                     866,972          725,219
                                                                -------------    -------------
     Total liabilities                                            268,299,196      190,017,215

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding      23,469,770       23,469,770
Retained earnings (accumulated deficit)                                45,149       (1,074,806)
Accumulated other comprehensive income (loss), net of tax
   of $(6,400) in 2001 and $347 in 2000                                (9,580)             529
                                                                -------------    -------------
     Total stockholders' equity                                    23,505,339       22,395,493
                                                                -------------    -------------

     Total liabilities and stockholders' equity                 $ 291,804,535    $ 212,412,708
                                                                =============    =============


      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999


                                             2001         2000              1999
--------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including fees                 $ 13,840,202   $ 10,181,798    $  2,368,367
  Securities - taxable                       420,478        786,116         318,152
  Securities - tax exempt                     15,891
  Other interest income                    1,654,454      1,800,826         995,327
                                        ------------   ------------    ------------
        Total interest income             15,931,025     12,768,740       3,681,846
INTEREST EXPENSE:
  Deposits                                 7,918,267      7,027,543       1,382,182
  Short-term borrowings                       27,375         18,978          11,748
  FHLB advances                              116,524
  Junior subordinated debentures              39,375
                                        ------------   ------------    ------------
        Total interest expense             8,101,541      7,046,521       1,393,930
                                        ------------   ------------    ------------

Net interest income                        7,829,484      5,722,219       2,287,916
PROVISION FOR LOAN LOSSES                  1,120,000      1,355,000       1,010,000
                                        ------------   ------------    ------------

Net interest income after provision
  for loan losses                          6,709,484      4,367,219       1,277,916

NONINTEREST INCOME:
    Trust fees                               798,464        424,251          24,554
    Service charges                          249,051         84,513          14,720
    Loan broker fees                         489,944        296,233         216,366
    Other fees                               247,903        222,767          32,099
                                        ------------   ------------    ------------
        Total noninterest income           1,785,362      1,027,764         287,739

NONINTEREST EXPENSE:
    Salaries and benefits                  3,892,043      3,077,557       1,886,670
    Occupancy and equipment                  825,325        635,522         345,698
    Marketing                                200,451        185,607         141,051
    Data processing                          219,842        148,028          70,720
    Loan and professional costs              525,244        261,484         378,417
    Other expense                            975,586        600,815         418,541
                                        ------------   ------------    ------------
        Total noninterest expense          6,638,491      4,909,013       3,241,097
                                        ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES          1,856,355        485,970      (1,675,442)
Income taxes expense (benefit)               736,400       (588,100)
                                        ------------   ------------    ------------

NET INCOME (LOSS)                       $  1,119,955   $  1,074,070    $ (1,675,442)
                                        ============   ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                          $       0.44   $       0.42    $      (0.71)
Average common shares outstanding          2,530,000      2,530,000       2,344,055
Average common shares and dilutive
  potential common shares outstanding      2,531,818      2,530,000       2,344,055


      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2001, 2000 and 1999


                                                  2001           2000          1999
----------------------------------------------------------------------------------------

Net income (loss)                             $ 1,119,955    $ 1,074,070   $(1,675,442)

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $(6,747) in 2001
   $347 in 2000 and $0 in 1999                    (10,109)         1,244          (715)
                                              -----------    -----------   -----------

COMPREHENSIVE INCOME (LOSS)                   $ 1,109,846    $ 1,075,314   $(1,676,157)
                                              ===========    ===========   ===========



      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2001, 2000 and 1999


                                                          COMMON           RETAINED          ACCUMULATED
                                                         STOCK AND         EARNINGS             OTHER
                                                          PAID-IN        (ACCUMULATED       COMPREHENSIVE
                                                          CAPITAL          DEFICIT)         INCOME (LOSS)         TOTAL
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                               $         10       $   (473,434)        $              $   (473,424)

Issuance of common stock,
   net of underwriters' fee
   and offering costs                                    23,469,770                                             23,469,770

Retirement of common stock                                      (10)                                                   (10)

Net loss for 1999                                                           (1,675,442)                         (1,675,442)
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $0                                                                     (715)               (715)
                                                       -------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                               23,469,770         (2,148,876)           (715)         21,320,179

Net income for 2000                                                          1,074,070                           1,074,070

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $347                                                                  1,244               1,244
                                                       -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                               23,469,770         (1,074,806)            529          22,395,493

Net income for 2001                                                          1,119,955                           1,119,955

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(6,747)                                                            (10,109)            (10,109)
                                                       -------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                             $ 23,469,770       $     45,149         $(9,580)       $ 23,505,339
                                                       ===================================================================


    The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999


                                                               2001              2000              1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                     $   1,119,955    $   1,074,070    $  (1,675,442)
     Adjustments to reconcile net income (loss)
        to net cash from operating activities:
         Depreciation and amortization                           324,916          229,230          113,005
         Provision for loan losses                             1,120,000        1,355,000        1,010,000
         Change in accrued interest receivable                    97,771         (746,308)        (306,268)
         Change in other assets                                 (398,031)        (696,649)          73,233
         Change in accrued interest payable                     (176,940)         333,443          132,429
         Change in other liabilities                             141,753          473,998          141,221
         Origination of loans available for sale             (16,849,805)
         Proceeds from sales of loans available for sale      12,556,455
                                                           -----------------------------------------------
            Net cash from operating activities                (2,063,926)       2,022,784         (511,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                     (76,470,230)     (88,565,925)     (67,315,011)
     Net change in interest earning deposits                    (306,000)      (2,500,000)
     Purchase of securities available for sale               (29,872,076)    (121,101,318)    (112,185,361)
     Proceeds from maturities of securities
        available for sale                                    37,000,000      116,293,000      106,368,256
     Purchase of equipment and leasehold
        expenditures                                            (644,641)        (759,378)        (779,285)
                                                           -----------------------------------------------
         Net cash from investing activities                  (70,292,947)     (96,633,621)     (73,911,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                   67,856,943      106,562,886       81,733,238
     Net change in short-term borrowings                         530,000          320,000          210,000
     Repayment of related party notes payable                                                     (760,000)
     Gross proceeds from issuance of common stock                                               25,300,000
     Payment of underwriters' fee and offering costs                                            (1,830,230)
     Repurchase and retirement of common stock                                                         (10)
     Proceeds from FHLB advances                               6,500,000
     Net proceeds from issuance of junior
        subordinated debentures                                3,430,225
                                                           -----------------------------------------------
         Net cash from financing activities                   78,317,168      106,882,886      104,652,998
                                                           -----------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        5,960,295       12,272,049       30,229,775
Cash and cash equivalents, beginning of period                42,715,744       30,443,695          213,920
                                                           -----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  48,676,039    $  42,715,744    $  30,443,695
                                                           ===============================================

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                              $   8,278,481    $   6,713,078    $   1,261,501
     Income taxes                                              1,010,474           45,000


    The following notes are an integral part of the financial statements.

Tower Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS, INDUSTRY SEGMENTS, AND CONCENTRATIONS OF CREDIT
         RISK: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, the Company was in the development stage and its activities were limited to the organization of the Bank as well as the completion of its initial public stock offering. The Company's wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 ("TCT1"), was incorporated on November 1, 2001 for the single purpose of issuing trust preferred securities.

         The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2001 commercial loans totaled approximately 79.1% of total loans, residential real estate loans totaled approximately 7.2% and home equity and consumer loans totaled approximately 13.7%. Categories of commercial loans at December 31, 2001 exceeding 30% of year-end stockholders' equity are as follows: real estate (including owner-occupied and investment) - $38 million, or 17% of total loans; building, development and general contracting - $29 million or 12% of total loans; medical and health services - $14 million or 6% of total loans; manufacturing - $12 million or 5% of total loans; and wholesale - $8 million or 4% of total loans. The Company also provides trust services to customers. While the Company's management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable segment.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, the Bank and TCT1. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

         CASH FLOW REPORTING: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-earning deposits and short-term borrowings with maturities of 90 days or less.

         SECURITIES: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) and stockholders' equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary.

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

         ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

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

         PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

         STOCK COMPENSATION: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted, using an option pricing model to estimate fair value.

         INCOME TAXES: Income tax expense is the sum of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income (loss) and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

         FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

         DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders.

         EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive impact of any additional dilutive potential common shares issuable under stock options.

         COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of stockholders' equity.

         LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

         NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transactions initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at the date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's consolidated financial statements.

Note 2  -  SECURITIES AVAILABLE FOR SALE

         The fair value of securities available for sale at December 31, 2001 and 2000 were as follows:

                                                                    2001
                                                   --------------------------------------
                                                       FAIR      UNREALIZED   UNREALIZED
                                                       VALUE        GAINS       LOSSES
         --------------------------------------------------------------------------------

         U.S. Government agency debt obligations   $1,982,020   $             $  (17,980)
         Obligations of states and political
            subdivisions                              402,000         2,000
         Federal Reserve Bank stock                   772,500
         Federal Home Loan Bank stock                 325,000
                                                   --------------------------------------
               TOTAL INVESTMENT SECURITIES         $3,481,520   $     2,000   $  (17,980)
                                                   ======================================

                                                                    2000
                                                   --------------------------------------
                                                       FAIR      UNREALIZED   UNREALIZED
                                                       VALUE        GAINS       LOSSES
         --------------------------------------------------------------------------------
         U.S. Government agency debt obligations   $ 9,956,850  $       876   $
         Federal Reserve Bank stock                    522,350
         Federal Home Loan Bank stock                  147,100
                                                   --------------------------------------
               TOTAL INVESTMENT SECURITIES         $10,626,300  $       876  $
                                                   ======================================

         The fair values of debt investment securities available for sale at December 31, 2001, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                     WEIGHTED
                                                     AVERAGE        FAIR
                                                       YIELD        VALUE
         -----------------------------------------------------------------------
         Due after one to five years                   4.52%    $ 2,384,020


         There were no sales of securities during 2001, 2000, or 1999.

         Securities with an amortized cost of $2,000,000 were pledged to secure borrowings from the FHLB at December 31, 2001. There were no securities pledged at December 31, 2000.

         At December 31, 2001, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Note 3  -  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2001 and 2000 were as follows:

                                                    2001                                 2000
                                     ---------------------------------------------------------------
                                        BALANCE             %                BALANCE             %
         -------------------------------------------------------------------------------------------
         Commercial                  $ 143,087,477         61.6%    $  98,794,370             63.4%
         Commercial real estate         40,551,840         17.5%       30,620,966             19.7%
         Residential real estate        16,739,642          7.2%        6,977,947              4.5%
         Home equity                    16,042,465          6.9%        6,993,762              4.5%
         Consumer                       15,717,153          6.8%       12,386,400              7.9%
                                     ---------------------------------------------------------------
               Total loans             232,138,577        100.0%      155,773,445            100.0%
         Deferred loan costs               207,794                        107,000
         Allowance for loan losses      (3,480,205)                    (2,364,509)
                                     -------------                 --------------
               Net loans             $ 228,866,166                  $ 153,515,936
                                     =============                 ==============

         Activity in the allowance for loan losses during 2001, 2000 and 1999 was as follows:

                                                       2001          2000          1999
         --------------------------------------------------------------------------------
         Beginning balance, January 1             $ 2,364,509    $ 1,009,509   $
         Provision charged to operating expense     1,120,000      1,355,000    1,010,000
         Charge-offs - commercial                      (4,304)
         Charge-offs - consumer                                                      (491)
         Recoveries
                                                  ---------------------------------------

               ENDING BALANCE, DECEMBER 31        $ 3,480,205    $ 2,364,509   $1,009,509
                                                  =======================================

         There were $468,863 of nonaccrual and impaired loans at December 31, 2001, with $234,432 of allowance for loan losses allocated. Loans past due greater than 90 days and still accruing interest were $347,233 at December 31, 2001. There were no loans classified as nonaccrual or impaired and no loans past due greater than 90 days and still accruing interest at December 31, 2000 and 1999. There were no troubled debt restructurings at December 31, 2001, 2000 or 1999.


Note 4  -  PREMISES AND EQUIPMENT, NET

         Premises and equipment at December 31, 2001 and 2000 were as follows:

                                                 2001             2000
         -----------------------------------------------------------------------
         Land                                $    20,000    $
         Leasehold improvements                  764,432        388,560
         Furniture and equipment               1,456,406      1,207,799
                                             --------------------------
               Subtotal                        2,240,838      1,596,359
         Accumulated depreciation               (666,990)      (342,236)
                                             --------------------------

               Premises and equipment, net   $ 1,573,848    $ 1,254,123
                                             ==========================

         Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5  -  DEPOSITS

         Deposits at December 31, 2001 and 2000 are summarized as follows:

                                                 2001                  2000
                                      ---------------------------------------------------
                                         BALANCE        %        BALANCE        %
         --------------------------------------------------------------------------------
         Noninterest-bearing demand   $ 28,382,995    11.1%   $ 25,372,181    13.5%
         Interest-bearing checking      14,909,190     5.8%     10,792,166     5.7%
         Money market                  112,580,454    44.0%     81,432,217    43.3%
         Savings                         4,520,632     1.8%      2,391,975     1.3%
         Time, under $100,000           30,076,087    11.7%     14,371,661     7.6%
         Time, $100,000 and over        65,683,709    25.6%     53,935,924    28.6%
                                      ---------------------------------------------------
               Total deposits         $256,153,067   100.0%   $188,296,124   100.0%
                                      ===================================================

         The following table shows the maturity distribution for certificates of deposit at December 31, 2001.

                                            UNDER            $100,000
                                          $100,000           AND OVER            TOTAL
         --------------------------------------------------------------------------------
         2002                           $ 18,021,534      $ 60,205,119      $ 78,226,653
         2003                              4,983,726         3,092,447         8,076,173
         2004                                213,597         1,625,960         1,839,557
         2005                                525,964           647,065         1,173,029
         2006                                331,266           113,118           444,384
                                       -------------------------------------------------
                 Total                  $ 24,076,087      $ 65,683,709      $ 89,759,796
                                       =================================================


Note 6  -  SHORT-TERM BORROWINGS

         Information relating to short-term borrowings, comprised of federal funds purchased at December 31, 2001 and 2000 is summarized below:

                                                               2001               2000
         --------------------------------------------------------------------------------
         Outstanding balance at year-end                    $ 1,060,000        $ 530,000
         Interest rate at year-end                                 1.44%            6.19%
         Average balance during the year                      $ 827,452        $ 309,454
         Average interest rate during the year                     3.31%            6.13%
         Maximum month-end balance during the year          $ 1,060,000        $ 530,000

         At December 31, 2001 and 2000, the Bank had $6,000,000 and
         $6,500,000,respectively, in lines of credit available from correspondent banks to purchase federal funds.

Note 7  -  FEDERAL HOME LOAN BANK ADVANCES

         At December 31, 2001 and 2000, advances from the Federal Home Loan Bank ("FHLB") were: 2001 2000

                                                                            2001          2001
          ----------------------------------------------------------------------------------------------
         4.09% callable advance, quarterly call option beginning
           March 22, 2002, principal due at maturity March 22, 2011       $2,500,000
         2.99% callable advance, quarterly call option beginning
           March 12, 2002, principal due at maturity September 12, 2011    4,000,000

                                                                           -----------------------------
               TOTAL FEDERAL HOME LOAN BANK ADVANCES                      $6,500,000
                                                                           ==============================



         At December 31, 2001, in addition to FHLB stock, the Company pledged securities and interest-bearing deposits with the FHLB totaling $7,000,000 to secure advances outstanding.


Note 8  -  JUNIOR SUBORDINATED DEBENTURES

         On November 16, 2001, TCT1 closed a private placement offering of 3,500 Trust Preferred Securities with a par value of $1,000. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. The sole assets of TCT1 are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of TCT1 under the Trust Preferred Securities. Accordingly, this liability is recognized on the balance sheet as junior subordinated debentures. Interest payments are payable quarterly at the annual rate of 9.00% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the principal amount outstanding of the Trust Preferred Securities was $3,500,000. The principal balance of the Trust Preferred Securities less unamortized issuance costs of $69,775 constitute the amount of the junior subordinated debentures reflected in the consolidated financial statements at December 31, 2001.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company. The Company has the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 40 consecutive quarterly periods.

Note 9  -  INCOME TAXES

         The consolidated provision for income taxes for the following years ended December 31 are as follows: 2001 2000 1999

                                          2001         2000         1999
         -----------------------------------------------------------------------
         Federal - current             $ 871,666    $ 288,120    $
                 - deferred             (269,975)     (67,352)    (503,048)
         State   - current               214,670       34,784
                 - deferred              (79,961)     (18,402)    (140,959)
         Change in valuation allowance               (825,250)     644,007
                                        ----------------------------------------
            Total income taxes expense
                  (benefit)            $ 736,400    $(588,100)   $
                                       =========================================

         The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

                                          2001         2000         1999
         -----------------------------------------------------------------------
         Statutory tax rat                  34.0%        34.0%       (34.0)%
         State tax, net of federal
            income tax effect                5.6%         5.6%        (5.6)%
         Change in deferred tax valuation
            allowance                        0.0%      (169.8)%       38.4%
         Other                               0.1%         9.2%         1.2%

                                       -----------------------------------------
             EFFECTIVE TAX RATE
                  (BENEFIT)                 39.7%     (121.0)%            %
                                       =========================================

         The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2001 and 2000:

                                                    2001             2000
         -----------------------------------------------------------------------
         Deferred tax assets:
         Provision for loan losses              $ 1,220,234    $   799,288
         Start-up/pre-opening expenses              125,916        186,355
         Net unrealized depreciation on securities
            available for sale                        6,400
         Other                                       30,196
                                              ----------------------------------
            Total deferred tax assets             1,382,746        985,643
                                              ----------------------------------
         DEFERRED TAX LIABILITIES:
         Depreciation                               (33,099)       (32,256)
         Net deferred loan costs                    (82,307)       (42,383)
         Net unrealized appreciation on
            securities available for sale                             (347)
                                              ----------------------------------
           Total deferred tax
            liabilities                            (115,406)       (74,986)
                                              ----------------------------------
         Net deferred tax asset before
            asset valuation                       1,267,340        910,657
         Valuation allowance for deferred
             tax assets
                                              ----------------------------------
             NET DEFERRED TAX ASSET             $ 1,267,340    $   910,657
                                              ==================================

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


Note 10  -  STOCK OPTION PLAN

         Options to buy stock are granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the "Plans"), which together provide for issuance of up to 435,000 shares of common stock of the Company. The exercise price of stock options granted under the Plans may not be less than the market price at the date of grant. The maximum option term is ten years. Option vesting occurs over various periods of time ranging from immediate to four years.

         A summary of options granted pursuant to the Plans is as follows:

                                                 2001                  2000                 1999
                                       ------------------------------------------------------------------
                                                       WEIGHTED             WEIGHTED            WEIGHTED
                                                       AVERAGE              AVERAGE             AVERAGE
                                                       EXERCISE             EXERCISE            EXERCISE
                                            SHARES      PRICE     SHARES     PRICE    SHARES     PRICE
---------------------------------------------------------------------------------------------------------
         Beginning balance, January 1       307,650    $ 9.94    305,430    $ 9.97               $
         Granted                             36,780     10.06     27,600      9.64    307,440      9.97
         Forfeited                           (7,030)     9.26    (25,380)    10.02     (2,010)    10.03
                                             ------               ------               ------
         ENDING BALANCE, DECEMBER 31        337,400      9.96    307,650      9.94    305,430      9.97
                                             ======              =======               ======
         Options exercisable at year-end    229,748      9.98    145,600      9.98     59,994     10.00
         Weighted average fair value of
          options granted during year        $ 4.72              $ 4.02               $ 4.99

         Options outstanding at December 31, 2001 were as follows:

                                           Outstanding              Exercisable
                                     -------------------------------------------
                                             Weighted
                                              Average
                                             Years of                Weighted
         Range of                             Remaining                 Average
         Exercise                   # of     Contractual     # of      Exercise
         Prices                    Options       Life       Options      Price
         -----------------------------------------------------------------------
         $7.00 - $7.99               500         8.97         125      $ 7.63
         $8.00 - $8.99             3,250         8.88         438        8.27
         $9.00 - $9.99            27,880         8.07      10,500        9.17
         $10.00 - $10.99         305,770         7.30     218,685       10.02
                                 -------                  -------
             Totals              337,400         7.38     229,748        9.98
                                 =======                  =======

         In addition to the options outstanding at December 31, 2001, grants of 40,000 shares were made pursuant to the Plans to officers of the Company on February 13, 2002 at an exercise price of $13.55.

         Had compensation cost for stock options been measured using SFAS No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below. No actual compensation cost was recognized in 2001, 2000 or 1999.

                                                         2001            2000           1999
         ---------------------------------------------------------------------------------------
         Net income (loss) as reported             $   1,119,955   $   1,074,070   $  (1,675,442)
         Pro forma net income (loss)                     918,574         698,356      (2,223,193)

         Basic and diluted earnings (loss)
           per share as reported                            0.44            0.42           (0.71)
         Pro forma basic and diluted earnings
           (loss) per share                                 0.36            0.28           (0.95)

         The pro forma effects are computed using option pricing models, with the following weighted average assumptions as of the grant date.

                                                         2001            2000            1999
         ---------------------------------------------------------------------------------------
         Risk-free interest rate                         4.83%           6.58%           5.01%
         Expected option life                           8 years         8 years         8 years
         Expected stock price volatility                30.85%          34.96%          34.80%
         Expected dividend yield                          None            None            None

Note 11  -  RELATED PARTY TRANSACTIONS

         Noninterest bearing notes payable in the amount of $760,000 were outstanding to certain members of the Board of Directors of the Company at December 31, 1998. The notes were paid during the first quarter of 1999 from the proceeds from the Company's initial public offering.

         Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2001 and 2000, the Bank had $14,185,680 and $13,618,590, respectively in loan commitments to directors and executive officers, of which $12,508,112 and $12,485,925 were outstanding at the respective year-ends, as reflected in the following table.

         LOANS TO DIRECTORS AND EXECUTIVE OFFICERS
                                                         2001              2000
         -----------------------------------------------------------------------

         Beginning balance, January 1             $ 12,485,925     $ 10,022,412
         New loans                                  10,541,329       11,624,487
         Repayments                                (10,519,142)      (9,160,974)
                                                   -----------------------------
            ENDING BALANCE, DECEMBER 31           $ 12,508,112     $ 12,485,925
                                                   =============================



         During 2001, 2000 and 1999, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $251,866, $216,476 and $148,518 during 2001, 2000 and 1999, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

Note 12  -  COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

         The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded.

         The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

         Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2001 and 2000, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

         The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2001 and 2000 was as follows:

                                                    2001              2000
         -----------------------------------------------------------------------
         Commitments to extend credit          $ 51,544,001      $ 31,220,148
         Standby letters of credit                  362,100           248,982
                                               ---------------------------------
            TOTAL                              $ 51,906,101      $ 31,469,130
                                               =================================

         Management does not anticipate any significant losses as a result of these commitments.

         The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2001 are as follows:

            YEAR                                           LEASE COMMITMENTS
         -----------------------------------------------------------------------

            2002                                                  $ 452,074
            2003                                                    509,280
            2004                                                    476,446
            2005                                                    498,873
            2006                                                    489,143
            Thereafter                                            3,620,079
                                                         -------------------
               TOTAL                                            $ 6,045,895
                                                         ===================

         The Bank has outstanding commitments to purchase land for a future branch location of approximately $330,000 at December 31, 2001.

         Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain executive officers' employment with the Company, payments may be required to be made in excess of amounts that have been accrued.


Note 13  -  EMPLOYEE BENEFIT PLANS

         The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. During 1999, 2000 and 2001, the 401(k) plan allowed employees to contribute up to 15% of their compensation. The Company may match a portion of the employees' contributions and provide investment choices for the employees, including investment in common stock of the Company. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan are determined annually by management and approved by the Board of Directors. The Company made no contribution to the plan during 1999 or 2000. In December 2000, the Board of Directors approved an employer contribution for the 2001 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2002. The total contribution made by the Company during 2001 was $58,243.


Note 14  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. Items which are not financial instruments are not shown.

                                                      2001                              2000
                                        --------------------------------------------------------------------
                                            CARRYING           FAIR           CARRYING           FAIR
                                             VALUE            VALUE            VALUE            VALUE
------------------------------------------------------------------------------------------------------------
         FINANCIAL ASSETS:
           Cash and cash equivalents         $48,676,039     $ 48,676,039     $ 42,715,744     $ 42,715,744
           Interest earning deposits           2,806,000        2,806,000        2,500,000        2,500,000
           Securities available for sale       3,481,520        3,481,520       10,626,300       10,626,300
           Loans held for sale                 4,293,350        4,293,350
           Loans, net                        228,866,166      230,071,524      153,515,936      152,420,304
           Accrued interest receivable           954,805          954,805        1,052,576        1,052,576
         FINANCIAL LIABILITIES:
           Deposits                         (256,153,067)    (257,243,804)    (188,296,124)    (188,518,515)
           Short-term borrowings              (1,060,000)      (1,060,000)        (530,000)        (530,000)
           FHLB advances                      (6,500,000)      (6,503,532)
           Junior subordinated debentures     (3,430,225)      (3,430,225)
           Accrued interest payable             (288,932)        (288,932)        (465,872)        (465,872)


         Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debentures is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 15  -  REGULATORY MATTERS

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

         Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

         In addition, as a condition to regulatory approvals of the Bank's formation, the Bank was required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), all during the first three years of operation. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

         Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2001 and 2000:




                                                           TOTAL             TIER 1             TIER 1
                                                        RISK-BASED         RISK-BASED          LEVERAGE
         2001                                            CAPITAL *         CAPITAL *          CAPITAL *
-------------------------------------------------------------------------------------------------------------

         Minimum capital adequacy ratio                    8.00%              4.00%              4.00%
         Percent to be well capitalized                   10.00%              6.00%              5.00%
         Actual % - December 31, 2001
            Company                                       12.12%             10.87%             10.02%
            Bank                                          11.90%             10.65%              9.81%

         AT DECEMBER 31, 2001:
         Required capital for minimum capital
           adequacy
            Company                                $ 19,881,389        $ 9,940,695        $10,786,532
            Bank                                     19,889,506          9,944,753         10,793,341
         Required capital to be well capitalized
            Company                                  24,851,737         14,911,042         13,483,165
            Bank                                     24,861,884         14,917,130         13,491,676
         Actual capital
            Company                                  30,121,386         27,014,919         27,014,919
            Bank                                     29,578,177         26,470,441         26,470,441



                                                           TOTAL             TIER 1             TIER 1
                                                        RISK-BASED         RISK-BASED          LEVERAGE
         2000                                            CAPITAL *         CAPITAL *          CAPITAL *
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

         * See discussion above the tables relative to additional capital requirements that were in effect for the first three years of the Bank's operations.

         The Bank was required to maintain a noninterest bearing balance with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The average reserve balance was approximately $203,000 during 2001 and $178,000 during 2000.


Note 16  -  EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2001, 2000 and 1999:

                                                             2001          2000         1999
-------------------------------------------------------------------------------------------------
         BASIC
         Net income (loss)                               $ 1,119,955   $ 1,074,070   $(1,675,442)
                                                         ----------------------------------------
         Weighted average common shares outstanding        2,530,000     2,530,000     2,344,055
                                                         ----------------------------------------
         Basic earnings (loss) per common share          $      0.44   $      0.42   $     (0.71)

         DILUTED
         Net income (loss)                               $ 1,119,955   $ 1,074,070   $(1,675,442)
                                                         ----------------------------------------
         Weighted average common shares outstanding        2,530,000     2,530,000     2,344,055
         Add: dilutive effect of assumed stock
           option exercises                                    1,818
                                                         ----------------------------------------
         Weighted average common shares and dilutive
           additional potential common shares outstanding  2,531,818     2,530,000     2,344,055
                                                         ----------------------------------------
         Diluted earnings (loss) per common share        $      0.44   $      0.42   $     (0.71)

Note 17  -  PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

         Following are condensed parent company (the Company's) financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, 1999.



                            CONDENSED BALANCE SHEETS

                                                         2001          2000
                                                    ----------------------------
         ASSETS
         Cash and cash equivalents                 $   647,663     $ 3,956,954
         Investment in Tower Bank & Trust Company   26,460,861      18,505,072
         Investment in the Tower Capital Trust 1      108,000
                                                    ----------------------------
            Total assets                           $27,216,524     $ 22,462,026
                                                   =============================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Other liabilities                         $   172,960     $    66,533
         Borrowings from Tower Capital Trust 1         108,000
         Junior subordinated debentures              3,430,225
         Stockholders' equity                       23,505,339       22,395,493
                                                   -----------------------------
            Total liabilities and stockholders'
               equity                              $27,216,524     $ 22,462,026
                                                   =============================


                       CONDENSED STATEMENTS OF OPERATIONS

                                                     2001            2000             1999
                                                     ----------------------------------------
         INCOME
            Interest income                          $    58,689    $   210,518   $   363,151
            Other income                                                                  822
                                                     ----------------------------------------
              Total income                                58,689        210,518       363,973

         EXPENSE
            Interest expense                              40,590
            Salaries and benefits                                                     284,742
            Professional  fees                           169,657        170,874       138,165
            Other expense                                  7,985          9,036        77,589
                                                     ----------------------------------------
               Total expense                             218,232        179,910       500,496

         INCOME (LOSS) BEFORE INCOME TAXES EXPENSE
            (BENEFIT) AND EQUITY IN UNDISTRIBUTED NET
            INCOME (LOSS) OF SUBSIDIARIES               (159,543)        30,608      (136,523)

         Income taxes expense (benefit)                  (63,600)
         Equity in undistributed net income (loss)
           of Tower Bank & Trust Company               1,215,898      1,043,462    (1,538,919)
                                                     ----------------------------------------
         NET INCOME (LOSS)                           $ 1,119,955    $ 1,074,070   $(1,675,442)
                                                     ========================================
         COMPREHENSIVE INCOME (LOSS)                 $ 1,109,846    $ 1,075,314   $(1,676,157)
                                                     ========================================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      2001             2000            1999
                                                                --------------------------------------------------
         Cash flows from operating activities
           Net income (loss)                                          $  1,119,955    $  1,074,070    $ (1,675,442)
           Adjustments to reconcile net income (loss) to
             net cash from operating activities:
                Equity in undistributed (income) loss of subsidiary     (1,215,898)     (1,043,462)      1,538,919
                Change in other assets                                                                     182,656
                Change in other liabilities                                106,427          62,715        (106,182)
                                                                --------------------------------------------------
              Net cash from operating activities                            10,484          93,323         (60,049)

         Cash flows from investing activities
           Capital investment into Tower Bank & Trust Company           (6,750,000)     (4,000,000)    (15,000,000)
           Capital investment into Tower Capital Trust 1                  (108,000)
                                                                --------------------------------------------------
              Net cash from investing activities                        (6,858,000)     (4,000,000)    (15,000,000)

         Cash flows from financing activities
           Repayment of related party notes payable                                                       (760,000)
           Gross proceeds from issuance of common stock                                                 25,300,000
           Payment of underwriters' fee and offering costs                                              (1,830,230)
           Repurchase and retirement of common stock                                                           (10)
         Net proceeds from borrowings from Tower
           Capital Trust 1                                                 108,000
         Net proceeds from issuance of junior subordinated
           debentures                                                    3,430,225
                                                                --------------------------------------------------
              Net cash from financing activities                         3,538,225                      22,709,760
                                                                --------------------------------------------------
        Net change in cash and cash equivalents                         (3,309,291)     (3,906,677)      7,649,711

        Cash and cash equivalents, beginning of period                   3,956,954       7,863,631         213,920
                                                                --------------------------------------------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    647,663    $  3,956,954    $  7,863,631
                                                                ==================================================

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Tower Financial Corporation Stockholders
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tower Financial Corporation for the year ended December 31, 1999 were audited by other auditors whose report dated January 13, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


Fort Wayne, Indiana                            /s/ Crowe, Chizek and Company LLP
January 16, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Form 8-K on November 3, 2000 to report to the Securities and Exchange Commission that the Company had dismissed PricewaterhouseCoopers LLP ("PWC"), on October 30, 2000, as the Company's principal independent accountants. PWC's reports on the Company's financial statements for the years ended December 31, 1999 and December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, and neither report was modified as to uncertainty, audit scope, or accounting principles. The Company's decision to change accountants was approved by the Company's Audit Committee and the Board of Directors. PWC had been the Company's principal independent accountants since the Company's organization on July 8, 1998 during which time there were no disagreements with PWC as described in Item 304(a)(1)(iv) of Regulation S-B.

On October 30, 2000, the Company engaged Crowe, Chizek and Company LLP to act as the Company's principal independent accountants.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item concerning the directors, and nominees for director and executive officers of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the fourth quarter of 2001.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER FINANCIAL CORPORATION

                                        By: /s/ Donald F. Schenkel
                                           -------------------------------------
Date:  March 8, 2002                       Donald F. Schenkel
                                           Chairman of the Board,
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   SIGNATURE                             TITLE                                       DATE
   ---------                             -----                                       ----

/s/ Donald F. Schenkel                   Chairman of the Board, President,           March 8, 2002
-----------------------------------      Chief Executive Officer and
Donald F. Schenkel                       Director (Principal Executive Officer)


/s/ Kevin J. Himmelhaver                 Executive Vice President, Chief             March 8, 2002
------------------------------------     Financial Officer and Secretary
Kevin J. Himmelhaver                     (Principal Financial Officer
                                         and Principal Accounting Officer)


/s/ Keith E. Busse                       Director                                    March 8, 2002
------------------------------------
Keith E. Busse


/s/ Kathryn D. Callen                    Director                                    March 8, 2002
------------------------------------
Kathryn D. Callen


/s/ Peter T. Eshelman                    Director                                    March 8, 2002
------------------------------------
Peter T. Eshelman


/s/ Michael S. Gouloff                   Director                                    March 8, 2002
------------------------------------
Michael S. Gouloff


/s/ Craig S. Hartman                     Director                                    March 8, 2002
------------------------------------
Craig S. Hartman


   SIGNATURE                             TITLE                                       DATE
   ---------                             -----                                       ----

/s/ Jerome F. Henry, Jr.                 Director                                    March 8, 2002
------------------------------------
Jerome F. Henry, Jr.


/s/ R.V. Prasad Mantravadi, M.D.         Director                                    March 8, 2002
------------------------------------
R.V. Prasad Mantravadi, M.D.


/s/ Michael J. Mirro, M.D.               Director                                    March 8, 2002
------------------------------------
Michael J. Mirro, M.D.


/s/ Debra A. Niezer                      Director                                    March 8, 2002
------------------------------------
Debra A. Niezer


/s/ William G. Niezer                    Director                                    March 8, 2002
------------------------------------
William G. Niezer


/s/ Maurice D. O'Daniel                  Director                                    March 8, 2002
------------------------------------
Maurice D. O'Daniel


/s/ Leonard I. Rifkin                    Director                                    March 8, 2002
------------------------------------
Leonard I. Rifkin


/s/ Joseph D. Ruffolo                    Director                                    March 8, 2002
------------------------------------
Joseph D. Ruffolo


/s/ Larry L. Smith                       Director                                    March 8, 2002
------------------------------------
Larry L. Smith


/s/ John V. Tippmann, Sr.                Director                                    March 8, 2002
------------------------------------
John V. Tippmann, Sr.


/s/ J. Richard Tomkinson                 Director                                    March 8, 2002
------------------------------------
J. Richard Tomkinson


/s/ Irene A. Walters                     Director                                    March 8, 2002
------------------------------------
Irene A. Walters

                                INDEX TO EXHIBITS


EXHIBIT
NO.         DESCRIPTION
-------     -----------

3.1     (1) Restated Articles of Incorporation of the Registrant

3.2     (1) Amended By-Laws  of the Registrant

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

10.6*   (1) Employment Agreement dated December 1, 1998 between the Registrant and Curtis A. Brown

10.7    (2) Lease Agreement dated February 16, 1999 between the Registrant and
            Opal Development

10.9    (2) Lease Agreement dated December 6, 1999 between the Registrant and
            Chestnut Development

10.10   (3) Lease Agreement dated August 8, 2000 between the Registrant and
            Rogers Markets Inc.

10.11   (4) Amendment to the Lease Agreement dated October 6, 1998 between the
            Registrant and Tippmann Properties, Inc.

10.12   (5) Agreement to purchase unimproved real estate dated August 14, 2001 between the Registrant and J - J Parent Corporation

10.13*  (6) 2001 Stock Option and Incentive Plan

10.14* Employment Agreement dated January 1, 2002 between the Registrant and Donald F. Schenkel

10.18*      Supplemental Executive Retirement Plan dated January 1, 2002

10.19*      Deferred Compensation Plan dated January 1, 2002

10.20*      Deferred Compensation Plan for Non-Employee Directors dated
            January 1, 2002

10.21*  (7) 401(k) Plan of the Registrant

21          Subsidiaries of the Company

23          Consent of Independent Accountants

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

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 2000, is incorporated herein by reference.

(4) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2001, is incorporated herein by reference.

(5) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(6) The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(7) The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.