Form 10QSB
period 2002-03-31
TOWER FINANCIAL CORP
filed 2002-05-14
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2002

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


                                 (260) 427-7000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


            Number of shares of the issuer's common stock, without par value, outstanding as of April 30, 2002: 2,530,000.


         Transitional Small Business Disclosure Format   Yes [ ]      No [X]

                          PART I. FINANCIAL INFORMATION

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At March 31, 2002 and December 31, 2001

                                                                                         (unaudited)
                                                                                          MARCH 31               DECEMBER 31
                                                                                            2002                    2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $ 4,635,550             $ 7,634,418
Short-term investments and interest-earning deposits                                         6,933,035              16,696,853
Federal funds sold                                                                          22,718,271              24,344,768
                                                                                         -------------           -------------
       Total cash and cash equivalents                                                      34,286,856              48,676,039

Interest-earning deposits                                                                    1,095,000               2,806,000
Securities available for sale, at fair value                                                 9,435,500               3,481,520
Loans held for sale                                                                          2,888,810               4,293,350

Loans                                                                                      261,692,542             232,346,371
Allowance for loan losses                                                                   (3,832,921)             (3,480,205)
                                                                                         -------------           -------------
       Net loans                                                                           257,859,621             228,866,166

Premises and equipment, net                                                                  2,015,877               1,573,848
Accrued interest receivable                                                                  1,039,782                 954,805
Other assets                                                                                 1,035,388               1,152,807
                                                                                         -------------           -------------
       Total assets                                                                      $ 309,656,834           $ 291,804,535
                                                                                         =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                                    $ 34,518,406            $ 28,382,995
   Interest-bearing                                                                        239,807,142             227,770,072
                                                                                         -------------           -------------
       Total deposits                                                                      274,325,548             256,153,067

Short-term borrowings                                                                        1,060,000               1,060,000
Federal Home Loan Bank advances                                                              6,500,000               6,500,000
Trust preferred securities                                                                   3,430,603               3,430,225
Accrued interest payable                                                                       352,442                 288,932
Other liabilities                                                                              173,829                 866,972
                                                                                         -------------           -------------
       Total liabilities                                                                   285,842,422             268,299,196

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding                               23,469,770              23,469,770
Retained earnings                                                                              365,942                  45,149
Accumulated other comprehensive income (loss), net of tax of
   $(14,240) at March 31, 2002 and $(6,400) at December 31, 2001                               (21,300)                 (9,580)
                                                                                         -------------           -------------
       Total stockholders' equity                                                           23,814,412              23,505,339
                                                                                         -------------           -------------
       Total liabilities and stockholders' equity                                        $ 309,656,834           $ 291,804,535
                                                                                         =============           =============





      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2001


                                                  (unaudited)            (unaudited)
                                                  THREE MONTHS          THREE MONTHS
                                                      ENDED                  ENDED
                                                 MARCH 31, 2002          MARCH 31, 2001
                                                 --------------         ---------------
INTEREST INCOME:
      Loans, including fees                       $3,547,777              $3,358,574
      Securities - taxable                            43,437                 104,369
      Securities - tax exempt                          5,132                     647
      Other interest income                          142,214                 455,736
                                                  ----------              ----------
           Total interest income                   3,738,560               3,919,326
INTEREST EXPENSE:
      Deposits                                     1,431,344               2,206,814
      Short-term borrowings                            4,164                   7,212
      FHLB advances                                   56,074                   2,556
      Trust preferred securities                      82,058                    --
                                                  ----------              ----------
           Total interest expense                  1,573,640               2,216,582
                                                  ----------              ----------

Net interest income                                2,164,920               1,702,744
PROVISION FOR LOAN LOSSES                            375,000                 225,000
                                                  ----------              ----------

Net interest income after provision
   for loan losses                                 1,789,920               1,477,744

NONINTEREST INCOME:
      Trust fees                                     261,628                 173,534
      Service charges                                 93,789                  34,048
      Loan broker fees                               107,928                  83,947
      Other fees                                      84,540                  47,497
                                                  ----------              ----------
           Total noninterest income                  547,885                 339,026

NONINTEREST EXPENSE:
      Salaries and benefits                        1,112,253                 849,325
      Occupancy and equipment                        230,770                 217,444
      Marketing                                       49,682                  69,154
      Data processing                                 66,436                  55,125
      Loan and professional costs                     59,171                  66,935
      Other expense                                  287,000                 222,175
                                                  ----------              ----------
           Total noninterest expense               1,805,312               1,480,158
                                                  ----------              ----------

INCOME BEFORE INCOME TAXES                           532,493                 336,612
Income taxes expense                                 211,700                 133,454
                                                  ----------              ----------
NET INCOME                                        $  320,793              $  203,158
                                                  ==========              ==========

BASIC EARNINGS PER COMMON SHARE                   $     0.13              $     0.08
DILUTED EARNINGS PER COMMON SHARE                 $     0.12              $     0.08
Average common shares outstanding                  2,530,000               2,530,000
Average common shares and dilutive
   potential common shares outstanding             2,609,809               2,531,750



      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2002 and 2001


                                                            (unaudited)           (unaudited)
                                                           THREE MONTHS           THREE MONTHS
                                                               ENDED                  ENDED
                                                          MARCH 31, 2002         MARCH 31, 2001
-------------------------------------------------------------------------------------------------
Net income                                                $ 320,793              $ 203,158

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $(7,840) in 2002,
   and $(527) in 2001                                       (11,720)                  (801)
                                                          ---------              ----------
COMPREHENSIVE INCOME                                      $ 309,073              $ 202,357
                                                          =========              =========



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2002 and 2001
(unaudited)


                                               COMMON          RETAINED          ACCUMULATED
                                              STOCK AND        EARNINGS             OTHER
                                               PAID-IN       (ACCUMULATED       COMPREHENSIVE
                                               CAPITAL         DEFICIT)         INCOME (LOSS)          TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001                      $ 23,469,770   $ (1,074,806)        $      529       $ 22,395,493
Net income for 2001                                               203,158                               203,158

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(527)                                                       (801)              (801)
                                              -----------------------------------------------------------------
BALANCE, MARCH 31, 2001                       $ 23,469,770    $  (871,648)        $     (272)     $  22,597,850
                                              =================================================================

Balance, January 1, 2002                      $ 23,469,770    $    45,149         $   (9,580)     $  23,505,339

Net income for 2002                                               320,793                               320,793

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(7,840)                                                  (11,720)           (11,720)
                                              -----------------------------------------------------------------
BALANCE, MARCH 31, 2002                       $ 23,469,770    $   365,942        $   (21,300)     $  23,814,412
                                              =================================================================



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001


                                                             (unaudited)      (unaudited)
                                                            THREE MONTHS    THREE MONTHS
                                                                ENDED          ENDED
                                                            MARCH 31, 2002  MARCH 31, 2001
                                                            --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    320,793    $    203,158
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                            82,795          78,318
         Amortization of expenses incurred to issue trust
            preferred securities                                     378
         Provision for loan losses                               375,000         225,000
         Change in accrued interest receivable                   (84,977)         49,712
         Change in other assets                                  125,259         (44,680)
         Change in accrued interest payable                       63,510          40,594
         Change in other liabilities                            (693,143)       (543,943)
         Origination of loans available for sale              (8,689,010)           --
         Proceeds from sales of loans available for sale      10,093,550            --
                                                            ------------    ------------
            Net cash from operating activities                 1,594,155           8,159

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                     (29,368,455)     (7,444,737)
     Net change in interest earning deposits                   1,711,000         892,000
     Purchase of securities available for sale                (5,973,540)     (5,464,828)
     Proceeds from maturities of securities
        available for sale                                          --        10,000,000
     Purchase of equipment and leasehold
        expenditures                                            (524,824)       (229,690)
                                                            ------------    ------------
         Net cash from investing activities                  (34,155,819)     (2,247,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                   18,172,481      14,974,914
     Proceeds from FHLB advances                                    --         2,500,000
                                                            ------------    ------------
         Net cash from financing activities                   18,172,481      17,474,914
                                                            ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (14,389,183)     15,235,818
Cash and cash equivalents, beginning of period                48,676,039      42,715,744
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 34,286,856    $ 57,951,562
                                                            ============    ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                               $  1,510,130    $  2,175,988
     Income taxes                                                 83,600         181,674




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     a. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2002 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2002 and March 31, 2001. The results for the period ended March 31, 2002 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2001, 2000, and 1999 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     c. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of the Company, the Bank and TCT1. All significant intercompany accounts and transactions have been eliminated in consolidation.

     d. NEW ACCOUNTING PRONOUNCEMENTS: On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and intangible assets from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, ceased being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated position or results of operations.

NOTE 2 -- EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2002 and 2001.


                                                                      FOR THE THREE-MONTH
                                                                      PERIOD ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2002             2001
 ----------------------------------------------------------------------------------------------
 Basic
 Net income                                                        $   320,793       $  203,158
                                                                   ----------------------------
 Weighted average common shares outstanding                          2,530,000        2,530,000
                                                                   ----------------------------
 Basic earnings per common share                                   $      0.13      $      0.08

 Diluted
 Net income                                                        $   320,793      $   203,158
                                                                   ----------------------------
 Weighted average common shares outstanding                          2,530,000        2,530,000
 Add:  dilutive effect of assumed stock option exercises                79,809            1,750
                                                                   ----------------------------
 Weighted average common shares and dilutive additional
    potential common shares outstanding                              2,609,809        2,531,750
                                                                   ----------------------------
 Diluted earnings per common share                                 $      0.12     $       0.08



NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at March 31, 2002 and December 31, 2001 are as follows:


                                       March 31, 2002           December 31, 2001
                            -----------------------------------------------------------
                              Balance               %          Balance             %
--------------------------------------------------------------------------------------
Commercial                  $ 165,994,318          63.4%    $ 143,087,477         61.6%
Commercial real estate         43,299,973          16.6%       40,551,840         17.5%
Residential real estate        21,264,142           8.1%       16,739,642          7.2
Home equity                    16,200,604           6.2%       16,042,485          6.9%
Consumer                       14,844,460           5.7%       15,717,153          6.8%
                            ----------------------------------------------------------
    Total loans               261,603,497         100.0%      232,138,577        100.0%
Deferred loan costs                89,045                         207,794
Allowance for loan losses      (3,832,921)                     (3,480,205)
                            -------------                   -------------
    Net loans               $ 257,859,621                   $  228,866,166
                            =============                   ==============


Activity in the allowance for loan losses during the three months ended March 31, 2002 and 2001 was as follows:

                                             2002           2001
-------------------------------------------------------------------

Beginning balance, January 1             $ 3,480,205    $ 2,364,509
Provision charged to operating expense       375,000        225,000
Charge-offs                                  (22,284)          --
Recoveries                                      --             --
                                         --------------------------
    Ending balance, March 31             $ 3,832,921    $ 2,589,509
                                         ==========================


         Loans classified as nonaccrual or impaired were $637,725 at March 31,2002 compared to $468,863 at December 31, 2001 and $322,980 at March 31,2001, while loans past due greater than 90 days and still accruing interest were $19,486 at March 31, 2002 compared to $347,233 and $24,416 for the corresponding periods. There were no troubled debt restructurings at March 31, 2002, December 31, 2001 or March 31, 2001.

NOTE 4  - INCOME TAXES

         For the period ended March 31, 2002, the Company recorded income tax expense of $211,700. The expense reflected an effective tax rate of 39.8%, which was slightly higher than the statutory rate of 39.6% for that period.

         For the period ended March 31, 2001, the Company recorded income tax expense of $133,454. The expense reflected an effective tax rate of 39.6%, which was the same as the statutory rate for that period.


NOTE 5  -  DEPOSITS

         Deposits at March 31, 2002 and December 31, 2001 are summarized as follows:


                                       MARCH 31, 2002            DECEMBER 31, 2001
                                    -------------------------------------------------
                                     BALANCE          %            BALANCE        %
-------------------------------------------------------------------------------------
Noninterest-bearing demand          $  34,518,406    12.6%       $ 28,382,995    11.1%
Interest-bearing checking              12,675,723     4.6%         14,909,190     5.8%
Money market                          103,876,367    37.9%        112,580,454    44.0%
Savings                                 6,074,213     2.2%          4,520,632     1.8%
Time, under $100,000                   38,806,681    14.1%         30,076,087    11.7%
Time, $100,000 and over                78,374,158    28.6%         65,683,709    25.6%
                                    -------------------------------------------------
      Total deposits                $ 274,325,548   100.0%      $ 256,153,067   100.0%
                                    =================================================



NOTE 6 - STOCK OPTION PLAN

         Options to buy stock are granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the "Plans"), which together provide for issuance of up to 435,000 shares of common stock of the Company. The exercise price of stock options granted under the Plans may not be less than the market price at the date of grant. The maximum option term is ten years. Option vesting occurs over various periods of time ranging from immediately to four years.

         At March 31, 2002, options for 377,400 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options for 260,465 shares were vested and exercisable at March 31, 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was formed to be the bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering.

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and March 31, 2001. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     - the Company's status as a start-up company with less than four years of operating history;

     - the effect of extensive banking regulation on the Bank's ability to grow and compete;

     - the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;

     - the degree of competition by traditional and non-traditional competitors;

     -   the demand for products and services;

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 - Summary of Significant Accounting Policies included in the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

FINANCIAL CONDITION

The Company continued to experience growth in the first quarter of 2002. Total assets of the Company were $309.7 million at March 31, 2002 compared to its assets at December 31, 2001 of $291.8 million. The 6.1% increase in assets was mainly due to an increase in loans and was supported in part by an $18.1 million inflow of funds from deposit growth at the Bank during the first quarter of 2002. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. Total assets at March 31, 2001 were $229.6 million. As the Bank enters its fourth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and cash equivalents, which include Federal funds sold, were $34.3 million at March 31, 2002, a $14.4 million or 29.6% decrease from $48.7 million at December 31, 2001. Securities available for sale were $9.4 million at the end of the first quarter of 2002, an increase of $6.0 million from December 31, 2001. The net decrease in cash and cash equivalents during the first quarter of 2002 was reflective of the cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The increase in securities available for sale was a result of the purchase of approximately $6.0 million in agency and municipal bonds for the Bank's investment portfolio.

Total loans were $261.7 million at March 31, 2002 reflecting a 12.6% increase from total loans of $232.3 million at December 31, 2001. The loans outstanding at March 31, 2002 consisted of $209 million in commercial and commercial real estate loans, $21 million in residential real estate and $32 million in home equity and consumer loans. Loan growth in the first quarter of 2002 occurred mainly in the commercial and commercial real estate portfolio, and at a 14.0% increase. Management believes that strong growth during the first quarter of 2002 was the result of the Bank's continued experience in lending and its clients' demand for a high level of customer service and local expertise.

The allowance for loan losses at March 31, 2002 was $3.8 million. This represented approximately 1.46% of total loans outstanding. The provision for loan losses during the first quarter of 2002 was $375,000 compared to $225,000 in the first quarter of 2001. The addition to the allowance during the first quarter of each year was directly attributable to the amount of the loan growth during the respective periods and risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2002 as a result of anticipated increases in the total loan portfolio.


LOAN QUALITY                                                MARCH 31,
                                                 -----------------------------
($ in thousands)                                   2002                2001
------------------------------------------------------------------------------

Total Loans                                      $ 261,693          $ 163,325
Net charge offs                                  $      22          $       -
Net charge offs to average loans *                   0.04%              0.00%
Allowance for loan losses                        $   3,833          $   2,590
Allowance for loan losses to total loans             1.46%              1.59%
Nonperforming loans                              $     657          $     347
Nonperforming loans to total loans                   0.25%              0.21%
* annualized



Net premises and equipment increased by $442,029 during the first three months of 2002 from $1.6 million at December 31, 2001. The net increase resulted mainly from expenditures on several projects including the purchase of land and architectural plans for a new branch site in Fort Wayne as well as leasehold improvements, furniture and equipment for new personnel.

Accrued interest receivable increased by $84,977 while other assets decreased by $117,419 from December 31, 2001 balances and were $1.0 million and $1.0 million respectively at March 31, 2002. The increase in accrued interest receivable from year-end was mainly attributable to loan growth and the timing of loan payments and the decrease in other assets was mainly attributable to income tax transactions.

Total deposits were $274.3 million at March 31, 2002. Total deposits at December 31, 2001 were $256.2 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. While growth during the first quarter of 2002 was reflected in most categories, it was evident mainly in CDs over $100,000, CDs under $100,000 and demand deposits. Growth was approximately $12.7 million in CDs over $100,000, $8.7 million in CDs under $100,000 and $6.1 million in demand deposits. Money market accounts decreased by $8.7 million during the quarter. The majority of the growth was from the consumer and business sector while the decreases were reflected in the public fund accounts. While the vast majority of overall deposit funding has come from the local market, more than half of the growth in the first quarter of 2002 was generated from national market CDs under $100,000 which grew during the first quarter by $10.9 million and reached $22.2 million at March 31, 2002 or 8.1% of the total deposit portfolio. The amount of national market CDs at December 31, 2001 was $4.6 million.

Short-term borrowings at March 31, 2002 and December 31, 2001 were $1.0 million, respectively, and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $6.5 million in Federal Home Loan Bank ("FHLB") callable advances at March 31, 2002 and December 31, 2001. The FHLB advances mature in 2012, and each contains quarterly call features.

The Company had $3.4 million in trust preferred securities at March 31, 2002 and December 31, 2001 as a result of the Company, through its subsidiary, TCT1, closing a private placement offering of $3.5 million in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2002 and December 31,

2001, the principal amount outstanding of the Trust Preferred Securities was $3.5 million. The principal balance of the Trust Preferred Securities less unamortized issuance costs of $69,397 at March 31, 2002 constitute the amount of the trust preferred securities reflected in the financial statements. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company.

Accrued interest payable increased $63,510 and other liabilities decreased by $693,143 from year-end 2001 and were $352,442 and $173,829 at March 31, 2002, respectively. The increase in accrued interest payable was attributable mainly to accrued interest expense from a higher level of deposits during the first quarter of 2002 while the decrease in other liabilities was related to the payment of various payroll and other expenses accrued at December 31, 2002.

Total stockholders' equity at March 31, 2002 was $23.8 million; an increase of $309,073 from $23.5 million at December 31, 2001. The increase was mainly attributable to net income of $320,793 recorded during the first quarter of 2002 as well as the net change in the unrealized depreciation on securities.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended March 31, 2002 reflected net income of $320,793 or $0.12 per diluted share. This reflected a $117,635 or 57.9% increase over 2001's first quarter net income of $203,158. Net income per diluted share for first quarter of 2001 was $0.08. The operating improvement during the three-month period ended March 31, 2002 from the first quarter of 2001 was mainly the result of revenue growth from both net interest income and noninterest income. The improvement in operating results occurred despite an increase in provision for loan losses and noninterest expenses.

PERFORMANCE RATIOS                              MARCH 31,
                                     ------------------------------
                                        2002                2001
-------------------------------------------------------------------

Return on average assets *               0.44%               0.41%
Return on average equity *               5.54%               3.66%
Net interest margin *                    3.05%               3.48%
Efficiency ratio                        66.55%              72.49%
* annualized


Interest income for the three-month periods ended March 31, 2002 and 2001 was $3.7 million and $3.9 million, respectively, while interest expense for those periods was $1.6 million and $2.2 million respectively, resulting in net interest income of $2.2 million for the first quarter of 2002 and $1.7 million for the first quarter of 2001. The increase during each quarter of 2001 and 2002 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first quarter of 2002 was 3.05%, while the net interest margin for the first quarter of 2001 was 3.48%. The decline in the net interest margin from a year ago was the result of the decrease in interest rates and its net effect on the Banks asset sensitive balance sheet as well as the addition of higher cost funding in the form of 9% Trust Preferred Securities.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the three-month period ended March 31, 2002 and 2001.


AVERAGE BALANCE,                                   AT AND FOR THE THREE MONTH PERIOD ENDED
INTEREST AND YIELD /                          --------------------------------------------------------------------------
COST ANALYSIS                                             MARCH 31,                             MARCH 31,
                                                            2002                                   2001
                                              --------------------------------------------------------------------------
                                                              INTEREST                             INTEREST
                                                  AVERAGE      EARNED       YIELD      AVERAGE      EARNED       YIELD
($ in thousands)                                  BALANCE      OR PAID     OR COST*    BALANCE     OR PAID      OR COST*
------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                     $  14,772        $ 82       2.25%    $  13,180       $ 191       5.88%
Federal funds sold                                  14,930          60       1.64%       19,601         265       5.49%
Securities - taxable                                 3,709          43       4.75%        7,191         104       5.89%
Securities - tax exempt (1)                            401           7       7.66%           44           1       7.55%
Loans held for sale                                  3,247          31       3.82%         --          --          --
Loans                                              250,614       3,517       5.69%      158,315       3,358       8.60%
                                                 ---------------------                ---------------------
              Total interest-earning assets        287,673       3,740       5.27%      198,331       3,919       8.01%

Allowance for loan losses                           (3,599)                              (2,443)
Cash and due from banks                              6,158                                4,339
Other assets                                         3,865                                3,030
                                                 ---------                            ---------
              Total assets                       $ 294,097                            $ 203,257
                                                 =========                            =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest-bearing checking                        $  12,959     $    33       1.04%    $   6,220        $ 27       1.77%
Savings                                              5,282          21       1.59%        2,419          18       3.13%
Money market                                       102,310         499       1.98%       75,577         990       5.31%
Certificates of deposit                            108,823         878       3.27%       74,888       1,172       6.35%
Short-term borrowings                                1,115           4       1.51%          530           7       5.52%
FHLB advances                                        6,500          56       3.50%          167           3       6.22%
Trust preferred securities                           3,430          82       9.57%        --          --          --
                                                 ---------------------                ---------------------
              Total interest-bearing liabilities   240,419       1,573       2.65%      159,801       2,217       5.63%

Noninterest-bearing checking                        29,300                               19,788
Other liabilities                                      898                                1,159
Stockholders' equity                                23,480                               22,509
                                                 ---------                            ---------
              Total liabilities and
                 stockholders' equity            $ 294,097                            $ 203,257
                                                 =========                            =========

NET INTEREST INCOME                                            $ 2,167                              $ 1,702
                                                               =======                              =======
RATE SPREAD *                                                                2.62%                                2.38%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS *                                               3.05%                                3.48%


(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

 *   Annualized


A provision for loan losses was recorded in the amount of $375,000 during the first quarter of 2002 as compared to $225,000 for the first quarter of 2001. The provision recorded was directly related to the growth in the loan portfolio and risk factors inherent in the loan portfolio. The allowance for loan losses at March 31, 2002 totaled $3.8 million and was 1.46% of total loans outstanding on that date. Loan charge offs for the three-month period ended March 31, 2002 were $22,284 while there were no charge offs during the same period a year ago. At March 31, 2002, nonperforming loans amounted to $657,211 of which $19,486 were still accruing but past due 90 days or more. Nonperforming loans at March 31, 2001 were $347,396 of which $24,416 were still accruing but past due 90 days or more.

Noninterest income was $547,885 during the first quarter of 2002. This was a $208,859 or 61.6% increase over the first quarter of 2001. The increase in noninterest income from the comparable period was reflected in all categories but mainly attributable to a 50.8% growth in fees from trust services reflective of more assets under management and a 175% growth in service charge revenue generally reflective of a growth in and development of deposit accounts.

Noninterest expense was $1.8 million for the first quarter of 2002 while noninterest expense for the three-month period ended March 31, 2001 was $1.5 million. The main components of noninterest expense for the first quarter of 2002 were salaries and benefits of $1.1 million, occupancy and equipment costs of $230,770, and loan and professional expenses in the amount of $59,171. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. Expense totals for the 2002 quarter were higher than those for the first quarter of 2001 and were mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a second new branch office in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2002 as it has been each quarter throughout 2001, 2000 and 1999. Deposits have been generated mainly from in-market sources, however the Company has expanded its funding base during 2001 and the first quarter of 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. The total dollars and percentage of total funding that these sources provided the Company at March 31, 2002 were $32.1 million and 11.3%, respectively. At March 31, 2002, total deposits were $274.3 million and the loan to deposit ratio was 95.4%. Total borrowings at March 31, 2002 were $11.0 million. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come primarily from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

LIQUIDITY AND CAPITAL RATIOS                              MARCH 31,
                                              -------------------------------
                                                   2002               2001
-----------------------------------------------------------------------------
Loan to deposit ratio                              95.39%             80.35%
Total risk-based capital                           11.11%             13.76%
Tier 1 risk-based capital                           9.86%             12.50%
Tier 1 leverage capital                             9.26%             11.12%

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23.5 million. The Company initially contributed $15.0 million of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4.0 million in capital to the Bank as a result of the substantial growth experienced during 1999. Additionally, during 2001, the Company contributed $2.0 million in capital to the Bank during the first quarter, $2.5 million during the third quarter and $2.25 million during the fourth quarter, all to support the continued growth of the Bank.

As noted in previous filings, as a condition to regulatory approvals for the formation of the Bank, the Company and the Bank were required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions expired in February 2002. Currently and going forward, the Company and the Bank are now subject to the same capitalization requirements as other financial holding companies and banks. The Company and the Bank currently have capitalization sufficient to meet these requirements. As further growth of the business is anticipated, management continually explores various capital alternatives in the event additional capital is needed in the future.

Commitments and Off-Balances Sheet Risk. The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally required based on management's credit assessment of the borrower.

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2001, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

The following tables represent the Company's contractual obligations and commitments at December 31, 2001.


CONTRACTUAL OBLIGATIONS                         PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------
at December 31, 2001                   LESS
                                      THAN 1   1 - 3     4 - 5      AFTER 5
(dollars in thousands)                 YEAR    YEARS     YEARS       YEARS       TOTAL
--------------------------------------------------------------------------------------
Federal Home Loan Bank advances       $  --    $  --     $  --    $ 6,500      $ 6,500
Trust preferred securities               --       --        --      3,430        3,430
Operating leases                        452      986       988      3,620        6,046
Unconditional purchase obligations      330       --        --        --           330
                                      ------------------------------------------------

Total contractual cash obligations    $ 782    $ 986     $ 988    $13,550      $16,306
                                      ================================================




COMMITMENTS                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                              ------------------------------------------------
at December 31, 2001           LESS
                               THAN 1    1 - 3      4 - 5    AFTER 5
(dollars in thousands)          YEAR     YEARS      YEARS     YEARS     TOTAL
------------------------------------------------------------------------------

Lines of credit                $34,692   $ 7,338   $ 6,080   $ 3,434   $51,544
Standby letters of credit          250        48        64      --         362
                               -----------------------------------------------

Total commercial commitments   $34,942   $ 7,386   $ 6,144   $ 3,434   $51,906
                               ===============================================

Related Party Transactions. Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At March 31, 2002 and 2001, the Bank had $13.6 million and $14.2 million, respectively in loan commitments to directors and executive officers, of which $11.7 million and $11.8 million were outstanding at the respective period-ends.

During 2002 and 2001, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John
V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $78,051 and $59,291 during the periods ended March 31, 2002 and 2001, respectively. The lease is accounted for as an operating lease. Refer to the discussion above for a summary of future lease payment commitments under this and other leases.




                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and the Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operation or financial position of the Company or the Bank.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on April 16, 2002.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2005:


                                                       Votes       Votes
                                                        For       Withheld
                                                    -------------------------
      Keith E. Busse                                  2,305,032        7,622
      Peter T. Eshelman                               2,276,844       35,810
      Michael S. Gouloff                              2,306,433        6,221
      Donald F. Schenkel                              2,276,644       36,010
      J. Richard Tomkinson                            2,274,933       37,721
      Irene A. Walters                                2,304,333        8,321

         In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:



      Kathryn D. Callen                2003       William G. Niezer        2004
      Craig S. Hartman                 2003       Maurice D. O'Daniel      2003
      R.V. Prasad Mantravadi, MD       2004       Leonard I. Rifkin        2004
      Michael J. Mirro, MD             2004       Joseph D. Ruffolo        2003
      Jerome F. Henry, Jr.             2003       Larry L. Smith           2004
      Debra A. Niezer                  2003       John V. Tippmann, Sr.    2004



(c)    Other matters voted upon and the results of the voting were as follows:

         The shareholders voted 2,295,640 in the affirmative and 12,137 in the negative, with 4,877 abstentions, to appoint Crowe, Chizek and Company LLP as auditors of the Company for 2002.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

10.4 Employment Agreement dated April 25, 2002 between Registrant and Gary D. Shearer

10.5 Employment Agreement dated April 25, 2002 between Registrant and Kevin J. Himmelhaver

10.6   Employment Agreement dated April 25, 2002 between Registrant and Curtis
       A. Brown

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TOWER FINANCIAL CORPORATION


Dated:  May 13, 2002                   /s/ Donald F. Schenkel
                                       -----------------------------------------
                                       Donald F. Schenkel,
                                       Chairman of the Board,
                                       President and Chief Executive Officer


Dated:  May 13, 2002                   /s/ Kevin J. Himmelhaver
                                       -----------------------------------------
                                       Kevin J. Himmelhaver,
                                       Executive Vice President,
                                       Chief Financial Officer and Secretary