Form 10QSB
period 2002-06-30
TOWER FINANCIAL CORP
filed 2002-08-12
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________
      Commission file number 000-25287


                           TOWER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            INDIANA                                       35-2051170
            -------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)


                                 (260) 427-7000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of July 31, 2002: 2,530,000.


     Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                          PART I. FINANCIAL INFORMATION

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At June 30, 2002 and December 31, 2001

                                                                   (unaudited)
                                                                     JUNE 30,         DECEMBER 31,
                                                                      2002               2001
                                                                  -------------      -------------
ASSETS
Cash and due from banks                                           $   5,855,545      $   7,634,418
Short-term investments and interest-earning deposits                  3,084,419         16,696,853
Federal funds sold                                                    8,810,177         24,344,768
                                                                  -------------      -------------
       Total cash and cash equivalents                               17,750,141         48,676,039

Interest-earning deposits                                               495,000          2,806,000
Securities available for sale, at fair value                         12,916,304          3,481,520
Loans held for sale                                                     839,300          4,293,350

Loans                                                               286,606,943        232,346,371
Allowance for loan losses                                            (4,130,137)        (3,480,205)
                                                                  -------------      -------------
       Net loans                                                    282,476,806        228,866,166

Premises and equipment, net                                           2,196,368          1,573,848
Accrued interest receivable                                           1,167,230            954,805
Other assets                                                          1,559,803          1,152,807
                                                                  -------------      -------------

       Total assets                                               $ 319,400,952      $ 291,804,535
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                            $  36,273,805      $  28,382,995
   Interest-bearing                                                 231,915,396        227,770,072
                                                                  -------------      -------------
       Total deposits                                               268,189,201        256,153,067

Short-term borrowings                                                 1,060,000          1,060,000
Federal Home Loan Bank advances                                      21,500,000          6,500,000
Trust preferred securities                                            3,500,000          3,430,225
Accrued interest payable                                                246,345            288,932
Other liabilities                                                       580,658            866,972
                                                                  -------------      -------------

       Total liabilities                                            295,076,204        268,299,196

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 2,530,000 shares issued and outstanding        23,469,770         23,469,770
Retained earnings                                                       720,582             45,149
Accumulated other comprehensive income (loss), net of tax of
   $89,597 at June 30, 2002 and $(6,400) at December 31, 2001           134,396             (9,580)
                                                                  -------------      -------------
       Total stockholders' equity                                    24,324,748         23,505,339
                                                                  -------------      -------------

       Total liabilities and stockholders' equity                 $ 319,400,952      $ 291,804,535
                                                                  =============      =============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2002 and June 30, 2001 (unaudited)


                                                   THREE MONTHS                 SIX MONTHS
                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                           -------------------------     -------------------------
                                              2002           2001           2002           2001
                                           ----------     ----------     ----------     ----------
Interest income:
      Loans, including fees                $3,852,078     $3,331,168     $7,399,855     $6,689,742
      Securities - taxable                    117,769         93,820        161,206        198,189
      Securities - tax exempt                  14,894          2,829         20,026          3,476
      Other interest income                    62,142        578,199        204,356      1,033,935
                                           ----------     ----------     ----------     ----------
           Total interest income            4,046,883      4,006,016      7,785,443      7,925,342
Interest expense:
      Deposits                              1,396,421      2,159,070      2,827,765      4,365,884
      Short-term borrowings                     9,422          6,026         13,586         13,238
      FHLB advances                            73,396         25,508        129,470         28,064
      Trust preferred securities               76,904           --          158,962           --
                                           ----------     ----------     ----------     ----------
           Total interest expense           1,556,143      2,190,604      3,129,783      4,407,186
                                           ----------     ----------     ----------     ----------

Net interest income                         2,490,740      1,815,412      4,655,660      3,518,156
Provision for loan losses                     445,000        225,000        820,000        450,000
                                           ----------     ----------     ----------     ----------

Net interest income after provision
   for loan losses                          2,045,740      1,590,412      3,835,660      3,068,156

Noninterest income:
      Trust fees                              257,626        196,916        519,254        370,450
      Service charges                          95,447         54,873        189,236         88,921
      Loan broker fees                        105,350        114,906        213,278        198,853
      Other fees                              106,087         57,810        190,627        105,307
                                           ----------     ----------     ----------     ----------
           Total noninterest income           564,510        424,505      1,112,395        763,531

Noninterest expense:
      Salaries and benefits                 1,183,292        861,615      2,295,545      1,703,515
      Occupancy and equipment                 251,568        209,594        482,338        427,038
      Marketing                                63,309         36,368        112,991        105,522
      Data processing                          66,369         49,859        132,805        104,984
      Loan and professional costs             158,010        173,666        217,181        240,601
      Other expense                           307,962        244,314        594,962        473,914
                                           ----------     ----------     ----------     ----------
           Total noninterest expense        2,030,510      1,575,416      3,835,822      3,055,574
                                           ----------     ----------     ----------     ----------

Income before income taxes                    579,740        439,501      1,112,233        776,113
Income taxes expense                          225,100        176,346        436,800        309,800
                                           ----------     ----------     ----------     ----------

Net income                                 $  354,640     $  263,155     $  675,433     $  466,313
                                           ==========     ==========     ==========     ==========

Basic earnings per common share            $     0.14     $     0.10     $     0.27     $     0.18
Diluted earnings per common share          $     0.14     $     0.10     $     0.26     $     0.18
Average common shares outstanding           2,530,000      2,530,000      2,530,000      2,530,000
Average common shares and dilutive
   potential common shares outstanding      2,611,029      2,530,408      2,610,269      2,530,251


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and six month periods ended June 30, 2002 and June 30, 2001 (unaudited)

                                                    THREE MONTHS               SIX MONTHS
                                                    ENDED JUNE 30,            ENDED JUNE 30,
                                                ---------------------     ---------------------
                                                  2002         2001         2002         2001
                                                --------     --------     --------     --------
Net income                                      $354,640     $263,155     $675,433     $466,313

Other comprehensive income:
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $103,837 and
   $3,990 for the three months ended
   June 30, 2002 and 2001 and $95,997 and
   $3,463 for the six months ended June 30,
   2002 and 2001                                 155,696        6,087      143,976        5,286
                                                --------     --------     --------     --------

Comprehensive income                            $510,336     $269,242     $819,409     $471,599
                                                ========     ========     ========     ========




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2002 and 2001
(unaudited)


                                          COMMON         RETAINED       ACCUMULATED
                                        STOCK AND        EARNINGS          OTHER
                                         PAID-IN      (ACCUMULATED     COMPREHENSIVE
                                         CAPITAL         DEFICIT)      INCOME (LOSS)        TOTAL
                                       -----------     -----------     -------------     -----------
Balance, January 1, 2001               $23,469,770     $(1,074,806)     $       529      $22,395,493

Net income                                                 466,313                           466,313

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $3,463                                             5,286            5,286
                                       -----------     -----------      -----------      -----------
Balance, June 30, 2001                 $23,469,770     $  (608,493)     $     5,815      $22,867,092
                                       ===========     ===========      ===========      ===========

Balance, January 1, 2002               $23,469,770     $    45,149      $    (9,580)     $23,505,339

Net income                                                 675,433                           675,433

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $95,997                                          143,976          143,976
                                       -----------     -----------      -----------      -----------
Balance, June 30, 2002                 $23,469,770     $   720,582      $   134,396      $24,324,748
                                       ===========     ===========      ===========      ===========


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and June 30, 2001
(unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                        ------------------------------
                                                            2002              2001
                                                        ------------      ------------
Cash flows from operating activities:
     Net income                                         $    675,433      $    466,313
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                       171,569           158,010
         Provision for loan losses                           820,000           450,000
         Change in accrued interest receivable              (212,425)          145,393
         Change in other assets                             (433,218)         (261,815)
         Change in accrued interest payable                  (42,587)          (25,352)
         Change in other liabilities                        (286,314)         (267,588)
         Origination of loans held for sale              (11,429,950)       (3,883,978)
         Proceeds from sales of loans held for sale       14,884,000         1,710,550
                                                        ------------      ------------
            Net cash from operating activities             4,146,508        (1,508,467)

Cash flows from investing activities:
     Net change in loans                                 (54,430,640)      (22,909,835)
     Net change in interest earning deposits               2,311,000           513,000
     Purchase of securities available for sale            (9,194,811)      (15,436,751)
     Proceeds from maturities of securities
        available for sale                                      --          15,000,000
     Purchase of equipment and leasehold
        expenditures                                        (794,089)         (275,207)
                                                        ------------      ------------
         Net cash from investing activities              (62,108,540)      (23,108,793)

Cash flows from financing activities:
     Net change in deposits                               12,036,134        26,653,546
     Net change in short-term borrowings                        --             500,000
     Proceeds from FHLB advances                          15,000,000         2,500,000
                                                        ------------      ------------
         Net cash from financing activities               27,036,134        29,653,546
                                                        ------------      ------------

Net change in cash and cash equivalents                  (30,925,898)        5,036,286
Cash and cash equivalents, beginning of period            48,676,039        42,715,744
                                                        ------------      ------------

Cash and cash equivalents, end of period                $ 17,750,141      $ 47,752,030
                                                        ============      ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                           $  3,172,370      $  4,432,538
     Income taxes                                            871,600           499,274




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

     b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2002 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month and six-month periods ended June 30, 2002 and June 30, 2001. The results for the periods ended June 30, 2002 should not be considered as indicative of results for a full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     c. PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated condensed financial statements include the accounts of the Company, the Bank and TCT1. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          On January 1, 2002, the Company adopted SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

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

     e. RECLASSIFICATION: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

NOTE 2 -- EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.


                                                                          THREE MONTHS                        SIX MONTHS
                                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2002             2001               2002             2001
     ------------------------------------------------------------------------------------------------------------------------------
     BASIC
     Net income                                                  $    354,640     $     263,155      $    675,433     $     466,313
                                                                 ------------------------------      ------------------------------
     Weighted average common shares outstanding                     2,530,000         2,530,000         2,530,000         2,530,000
                                                                 ------------------------------      ------------------------------
     Basic earnings per common share                             $       0.14     $        0.10      $       0.27     $        0.18

     DILUTED
     Net income                                                  $    354,640     $     263,155      $    675,433     $     466,313
                                                                 ------------------------------      ------------------------------
     Weighted average common shares outstanding                     2,530,000         2,530,000         2,530,000         2,530,000
     Add:  dilutive effect of assumed stock option exercises           81,029               408            80,269               251
                                                                 ------------------------------      ------------------------------
     Weighted average common shares and dilutive additional
        potential common shares outstanding                         2,611,029         2,530,408         2,610,269         2,530,251
                                                                 ------------------------------      ------------------------------
     Diluted earnings per common share                           $       0.14     $        0.10      $       0.26     $        0.18



NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans at June 30, 2002 and December 31, 2001 are as follows:

                                                                          JUNE 30, 2002                     DECEMBER 31, 2001
                                                                 ------------------------------      ------------------------------
                                                                    BALANCE                 %          BALANCE                  %
     ------------------------------------------------------------------------------------------------------------------------------
     Commercial                                                  $186,028,324              64.9%     $143,087,477              61.6%
     Commercial real estate                                        43,621,556              15.2%       40,551,840              17.5%
     Residential real estate                                       24,196,233               8.5%       16,739,642               7.2%
     Home equity                                                   17,547,933               6.1%       16,042,465               6.9%
     Consumer                                                      15,137,543               5.3%       15,717,153               6.8%
                                                                 ------------------------------      ------------------------------
          Total loans                                             286,531,589             100.0%      232,138,577             100.0%
     Net deferred loan costs                                           75,354                             207,794
     Allowance for loan losses                                     (4,130,137)                         (3,480,205)
                                                                 ------------                        ------------
          NET LOANS                                              $282,476,806                        $228,866,166
                                                                 ============                        ============


     Activity in the allowance for loan losses during the six months ended June 30, 2002 and June 30, 2001 was as follows:

                                                           2002          2001
     ---------------------------------------------------------------------------
     Beginning balance, January 1                      $ 3,480,205    $2,364,509
     Provision charged to operating expense                820,000       450,000
     Charge-offs                                          (172,863)            -
     Recoveries                                              2,795             -
                                                       -----------   -----------
          ENDING BALANCE, JUNE 30                      $ 4,130,137    $2,814,509
                                                       ===========   ===========


     Loans classified as nonaccrual or impaired were $745,109 at June 30, 2002 compared to $468,863 at December 31, 2001 and $123,234 at June 30, 2001,
     while loans past due 90 days and still accruing interest were $3,205 at June 30, 2002 compared to $347,233 and $57,000 for the other corresponding periods. There were no troubled debt restructurings at June 30, 2002, December 31, 2001 or June 30, 2001.

NOTE 4 -- INCOME TAXES

     For the six-month period ended June 30, 2002, the Company recorded income tax expense of $436,800 The expense reflected an effective tax rate of 39.3%, which was slightly lower than the statutory rate of 39.6% for that period.

     For the six-month period ended June 30, 2001, the Company recorded income tax expense of $309,800. The expense reflected an effective tax rate of 39.9%, which was slightly higher than the statutory rate of 39.6% for that period.


NOTE 5  -- DEPOSITS

     Deposits at June 30, 2002 and December 31, 2001 are summarized as follows:

                                         JUNE 30, 2002            DECEMBER 31, 2001
                                    -----------------------   -----------------------
                                       BALANCE          %        BALANCE         %
     --------------------------------------------------------------------------------
     Noninterest-bearing demand     $ 36,273,805      13.5%   $ 28,382,995      11.1%
     Interest-bearing checking        14,004,207       5.2%     14,909,190       5.8%
     Money market                    108,844,316      40.6%    112,580,454      44.0%
     Savings                           5,894,395       2.2%      4,520,632       1.8%
     Time, under $100,000             42,209,351      15.8%     30,076,087      11.7%
     Time, $100,000 and over          60,963,127      22.7%     65,683,709      25.6%
                                    ------------     -----    ------------     -----
           Total deposits           $268,189,201     100.0%   $256,153,067     100.0%
                                    ============     =====    ============     =====


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

     At June 30, 2002, options to purchase 376,390 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options to purchase 259,708 shares were vested and exercisable at June 30, 2002. During the three months ended June 30, 2002, options to purchase 1,010 shares were forfeited by terminated employees, including options to purchase 757 shares which were previously vested.

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2002 and December 31, 2001 and results of operations for the three and six months ended June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 - Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Loan Impairment: A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

FINANCIAL CONDITION

The Company continued to experience growth in the second quarter of 2002. Total assets of the Company were $319.4 million at June 30, 2002 compared to its assets at December 31, 2001 of $291.8 million. The 9.5% increase in assets was mainly due to an increase in loans and was supported in part by a $12.0 million inflow of funds from deposit growth and a $15.0 million increase in Federal Home Loan Bank advances during the first six months of 2002. Asset growth has been substantial during each quarter since the Bank began operations. Total assets at June 30, 2001 were $242.2 million. As the Bank is in its fourth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and cash equivalents, which include federal funds sold, were $17.8 million at June 30, 2002, a $30.9 million or 63.5% decrease from $48.7 million at December 31, 2001. Securities available for sale were $12.9 million at the end of the second quarter of 2002, an increase of $9.4 million from December 31, 2001. The net decrease in cash and cash equivalents during the first six months of 2002 was primarily due to a decrease in short-term investments, interest-earning deposits and federal funds sold, as those assets were invested in higher yielding loans. The decrease was reflective of the cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The increase in securities available for sale was a result of the purchase of approximately $9.2 million in agency and municipal bonds for the Bank's investment portfolio.

Total loans were $286.6 million at June 30, 2002 reflecting a 23.4% increase from total loans of $232.3 million at December 31, 2001. The loans outstanding at June 30, 2002 consisted of $229.7 million in commercial and commercial real estate loans, $24.2 million in residential real estate and $32.7 million in home equity and consumer loans. Loan growth in the first and second quarters of 2002 occurred mainly in the commercial and commercial real estate portfolio as well as residential real estate portfolio. Management believes that the strong loan growth during the first six months of 2002 was the result of the Bank's continued experience in lending and its clients' demand for a high level of customer service and local expertise.

Management anticipates that loan growth will continue in the foreseeable future and that funding for balance sheet growth and liquidity needs will continue to come from a variety of sources including deposits from local markets as we expand our branch distribution network, national market CDs and FHLB advances, proceeds from the offerings, and, potentially, brokered CDs.

The allowance for loan losses at June 30, 2002 was $4.1 million. This represented approximately 1.44% of total loans outstanding. The provision for loan losses during the second quarter of 2002 was $445,000 compared to $225,000 in the second quarter of 2001. The addition to the allowance during the second quarter of each year was directly attributable to the amount of the loan growth during the respective periods, net charge-offs, probable incurred credit losses and other risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2002 as a result of anticipated increases in the total loan portfolio.

        LOAN QUALITY                                AT AND FOR THE THREE MONTHS
                                                           ENDED JUNE 30
                                                    ---------------------------
         ($ in thousands)                             2002              2001
        =======================================================================
        Total Loans                                 $ 286,607         $ 178,790
        Net charge offs                             $     148         $       -
        Net charge offs to average loans*                0.22%             0.00%
        Allowance for loan losses                   $   4,130         $   2,815
        Allowance for loan losses to total loans         1.44%             1.57%
        Nonperforming loans                         $     748         $     180
               Nonperforming loans to total loans        0.26%             0.10%
        *annualized


Net premises and equipment increased by $622,520 during the first six months of 2002 from $1.6 million at December 31, 2001. The net increase resulted mainly from expenditures on several projects including the purchase of land and construction in process for a new branch site in Fort Wayne as well as technology equipment, leasehold improvements, furniture and equipment for new personnel.

Accrued interest receivable increased by $212,425 while other assets increased by $406,996 from December 31, 2001 balances and were $1.2 million and $1.6 million respectively at June 30, 2002. The increase in accrued interest receivable from year-end was mainly attributable to loan growth, growth in securities available for sale, and the timing of loan payments and the increase in other assets was mainly attributable to income tax accounts.

Total deposits were $268.2 million at June 30, 2002. Total deposits at December 31, 2001 were $256.2 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. While deposit growth was reflected compared to year-end 2001, total deposits decreased during the second quarter when compared with the $274.3 million at March 31, 2002 as the Bank reduced its dependency in CDs over $100,000 and replaced them with $15.0 million in Federal Home Loan Bank ("FHLB") advances. All other core deposit categories, except savings accounts, reflected growth during the second quarter of 2002 from the first quarter 2002 and increases were evident mainly in money market accounts ($5.0 million) and CDs under $100,000 ($3.4 million). CDs over $100,000 decreased by $17.4 million during the second quarter. While the vast majority of total funding has come from the local market since the Bank began operations, the majority of the growth in funding during 2002 has been generated from national market CDs under $100,000, which grew during the first half of 2002 by $11.8 million, and FHLB advances. The balance of national market CDs reached $25.1 million at June 30, 2002 or 9.4% of the total deposit portfolio. The amount of national market CDs in deposits at December 31, 2001 was $13.3 million.

Short-term borrowings at June 30, 2002 and December 31, 2001 remained the same at $1.1 million and were entirely comprised of overnight federal funds purchased. In addition, the Company also had borrowings in the amount of $21.5 million in FHLB advances, of which $6.5 million was in callable advances and $15.0 million was in traditional fixed term advances. The FHLB callable advances mature in 2012 and each have quarterly call features while the traditional fixed term advances have various maturities which range from six months to three years.

The Company had principal outstanding of $3.5 million in Trust Preferred Securities at June 30, 2002 as a result of our subsidiary, TCT1, closing a private placement offering of $3.5 million in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Accrued interest payable decreased $42,587 and other liabilities decreased by $286,314 from year-end 2001 and were $246,345 and $580,658 at June 30, 2002, respectively. The decrease in accrued interest payable was attributable to less accrued interest expense on deposits due to a lower interest rates during the first half of 2002 while the decrease in other liabilities was related to the payment during 2002 of various payroll and other expenses accrued at December 31, 2001.

Total stockholders' equity at June 30, 2002 was $24.3 million; an increase of $819,409 from $23.5 million at December 31, 2001. The increase was mainly attributable to net income of $675,433 recorded during the first six months of 2002 as well as the $143,976 net change in the unrealized appreciation on securities.

RESULTS OF OPERATIONS

For The Three Month Period Ended June 30
----------------------------------------

Results of operations for the three-month period ended June 30, 2002 reflected net income of $354,640 or $0.14 per diluted share. This reflected a $91,485 or 34.8% increase over 2001's second quarter net income of $263,155. Net income per diluted share for second quarter of 2001 was $0.10. The operating improvement during the three-month period ended June 30, 2002 from the second quarter of 2001 was mainly the result of revenue growth from both net interest income and noninterest income. The improvement in operating results occurred despite increases in both provision for loan losses and noninterest expenses.

        PERFORMANCE RATIOS                              THREE MONTHS ENDED
                                                              JUNE 30
                                                    ---------------------------
                                                      2002              2001
        =======================================================================
        Return on average assets*                        0.46%             0.45%
        Return on average equity*                        5.91%             4.63%
        Net interest margin*                             3.34%             3.15%
        Efficiency ratio                                66.46%            70.33%
        *annualized



Interest income for the three-month periods ended June 30, 2002 and 2001 remained stable at $4.0 million while interest expense for those periods was $1.6 million and $2.2 million respectively, resulting in net interest income of $2.5 million for the second quarter of 2002 and $1.8 million for the second quarter of 2001. The increase in net interest income from the second quarter of 2001 was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the second quarter of 2002 was 3.34%, while the net interest margin for the second quarter of 2001 was 3.15%. The increase in the net interest margin from the second quarter of 2001 was mainly reflective of deposit repricings which lowered funding costs and a tighter liquidity position. These improvements were made despite the effects of a lower interest rate environment on an asset sensitive balance sheet as well as the addition of higher cost funds in the form of 9% Trust Preferred Securities.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the three month period ended June 30, 2002 and 2001.



AVERAGE BALANCE,                                               AT AND FOR THE THREE MONTH PERIOD ENDED
INTEREST AND YIELD/                           ------------------------------------------------------------------------
COST ANALYSIS                                            JUNE 30, 2002                        JUNE 30, 2001
                                              ------------------------------------------------------------------------
                                                            INTEREST                             INTEREST
                                                AVERAGE      EARNED       YIELD      AVERAGE      EARNED       YIELD
($ in thousands)                                BALANCE      OR PAID    OR COST*     BALANCE      OR PAID    OR COST*
======================================================================================================================
ASSETS
Short-term investments and
   interest-earning deposits                  $      5,599   $      35     2.51%   $     17,106   $     224     5.25%
Federal funds sold                                   6,575          28     1.71%         35,006         354     4.06%
Securities - taxable                                10,112         117     4.64%          7,902          94     4.77%
Securities - tax exempt (1)                          1,592          25     6.30%            400           5     5.01%
Loans held for sale                                  1,345          11     3.28%              -           -        -
Loans                                              275,407       3,841     5.59%        170,542       3,331     7.83%
                                              ------------------------             ------------------------
           Total interest-earning assets           300,630       4,057     5.41%        230,956       4,008     6.96%

Allowance for loan losses                           (3,930)                              (2,674)
Cash and due from banks                              6,344                                4,197
Other assets                                         4,411                                3,083
                                              ------------                         ------------
           Total assets                       $    307,455                         $    235,562
                                              ============                         ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest-bearing checking                     $     12,791   $      32     1.00%   $      8,520   $      35     1.65%
Savings                                              5,683          21     1.48%          2,745          19     2.78%
Money market                                       107,693         492     1.83%         92,901         965     4.17%
Certificates of deposit                            110,106         852     3.10%         82,169       1,140     5.56%
Short-term borrowings                                2,302           9     1.57%            601           6     4.00%
FHLB advances                                        8,797          73     3.33%          2,500          26     4.17%
Trust preferred securities                           3,454          77     8.94%              -           -        -
                                              ------------------------             ------------------------
           Total interest-bearing liabilities      250,826       1,556     2.49%        189,436       2,191     4.64%

Noninterest-bearing checking                        31,060                               22,136
Other liabilities                                    1,461                                1,222
Stockholders' equity                                24,108                               22,768
                                              ------------                         ------------
           Total liabilities and
              stockholders' equity            $    307,455                         $    235,562
                                              ============                         ============


NET INTEREST INCOME                                          $   2,501                            $   1,817
                                                             =========                            =========
RATE SPREAD*                                                               2.92%                                2.32%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS*                                              3.34%                                3.15%



(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.
 *  Annualized

A provision for loan losses was recorded in the amount of $445,000 during the second quarter of 2002 as compared to $225,000 for the second quarter of 2001. The provision recorded was directly related to the growth in the loan portfolio, net charge-offs, probable incurred credit losses and other risk factors inherent in the loan portfolio. The allowance for loan losses at June 30, 2002 totaled $4.1 million and was 1.44% of total loans outstanding on that date. Loan charge offs for the three-month period ended June 30, 2002 were $150,579 with recoveries of $2,795. There were no charge offs or recoveries during the same period a year ago. At June 30, 2002, nonperforming loans amounted to $748,314 of which $3,205 were still accruing but past due 90 days or more. Nonperforming loans at June 30, 2001 were $180,234 of which $57,000 were still accruing but past due 90 days or more.

Noninterest income was $564,510 during the second quarter of 2002. This was a $140,005 or 33.0% increase over the second quarter of 2001. The increase in noninterest income from the comparable period was reflected in most categories but mainly attributable to a 30.8% growth in fees from trust services, a 73.9% growth in service charge revenue, and 83.5% growth in other fees. Trust fees improved reflective of higher levels of trust assets under management, while improvements in service charges and other fees generally were reflective of an increase in activity and growth in and development of deposit accounts.

Noninterest expense was $2.0 million for the second quarter of 2002 while noninterest expense for the three-month period ended June 30, 2001 was $1.6 million. The main components of noninterest expense for the second quarter of 2002 were salaries and benefits of $1.2 million, occupancy and equipment costs of $251,568, and loan and professional expenses in the amount of $158,010. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. The increase in noninterest expense for the second quarter of 2002 as compared to the second quarter of 2001 was mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing locations. The number of employees (FTEs) at June 30, 2002 was 84.0 compared to 58.3 at June 30, 2001. Strong revenue growth, combined with continued attention to expense control, resulted in an improved efficiency ratio, which was 66.5% for the second quarter of 2002 compared to 70.3% for the second quarter of 2001.

For The Six Month Period Ended June 30
--------------------------------------

Results of operations for the six-month period ended June 30, 2002 reflected net income of $675,433 or $0.26 per diluted share. This was a $209,120 or 44.8% increase over 2001's first six month's net income of $466,313. Net income per diluted share for the first six months of 2001 was $0.18. The operating improvement during the six-month period ended June 30, 2002 from the same period a year ago was mainly the result of revenue growth from both net interest income and noninterest income. The improvement in operating results occurred despite increases in both provision for loan losses and noninterest expenses.

        PERFORMANCE RATIOS                               SIX MONTHS ENDED
                                                              JUNE 30
                                                    ---------------------------
                                                       2002             2001
        =======================================================================
        Return on average assets*                        0.45%             0.43%
        Return on average equity*                        5.64%             4.15%
        Net interest margin*                             3.20%             3.30%
        Efficiency ratio                                66.50%            71.37%
        *annualized

Interest income for the six-month periods ended June 30, 2002 and 2001 was $7.8 million and $7.9 million, respectively, while interest expense for those periods was $3.1 million and $4.4 million, respectively, resulting in net interest income of $4.7 million for the first six months of 2002 and $3.5 million for the same period in 2001. The increase in net interest income was reflective of the general growth in loans and other earning assets during those periods despite a decrease in net interest margin. The net interest margin for the first six months of 2002 was 3.20%, while the net interest margin for the first six months of 2001 was 3.30%. On a year-to-date basis, the decrease in the net interest margin from a year ago was mainly reflective of the lower interest rate environment's effect on an asset sensitive balance sheet and higher funding costs in the form of 9% trust preferred securities. During the second quarter of 2002, the Company improved net interest margin through deposit repricings, which lowered funding costs, investments in securities available for sale and a tighter liquidity position.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the six month period ended June 30, 2002 and 2001.




AVERAGE BALANCE,                                               AT AND FOR THE SIX MONTH PERIOD ENDED
INTEREST AND YIELD/                           ------------------------------------------------------------------------
COST ANALYSIS                                            JUNE 30, 2002                        JUNE 30, 2001
                                              ------------------------------------------------------------------------
                                                              INTEREST                             INTEREST
                                                AVERAGE       EARNED     YIELD       AVERAGE        EARNED    YIELD
($ in thousands)                                BALANCE       OR PAID   OR COST*     BALANCE       OR PAID   OR COST*
======================================================================================================================
ASSETS
Short-term investments and
   interest-earning deposits                  $     10,160   $     113     2.24%   $     15,164   $     372     4.95%
Federal funds sold                                  10,730          91     1.71%         27,346         662     4.88%
Securities - taxable                                 6,928         161     4.69%          7,635         198     5.23%
Securities - tax exempt (1)                          1,000          33     6.73%            137           5     8.53%
Loans held for sale                                  2,290          42     3.70%              -           -        -
Loans                                              263,079       7,358     5.64%        164,462       6,690     8.20%
                                              ------------------------             ------------------------
           Total interest-earning assets           294,187       7,798     5.34%        214,744       7,927     7.44%

Allowance for loan losses                           (3,765)                              (2,559)
Cash and due from banks                              6,251                                4,267
Other assets                                         4,139                                3,056
                                              ------------                         ------------
           Total assets                       $    300,812                         $    219,508
                                              ============                         ============


LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing checking                     $     12,874        $ 65     1.02%   $      7,376   $      62     1.70%
Savings                                              5,484          42     1.55%          2,583          36     2.82%
Money market                                       105,016         991     1.90%         84,287       1,955     4.68%
Certificates of deposit                            109,468       1,730     3.19%         78,548       2,313     5.94%
Short-term borrowings                                1,712          13     1.60%            566          13     4.72%
FHLB advances                                        7,655         129     3.41%          1,340          28     4.22%
Trust preferred securities                          3,453          159     9.28%              -           -        -
                                              ------------------------             ------------------------
           Total interest-bearing liabilities      245,662       3,129     2.57%        174,700       4,407     5.09%

Noninterest-bearing checking                        30,185                               20,969
Other liabilities                                      817                                1,191
Stockholders' equity                                24,148                               22,648
                                              ------------                         ------------
           Total liabilities and
               stockholders' equity           $    300,812                         $    219,508
                                              ============                         ============

NET INTEREST INCOME                                          $   4,669                            $   3,520
                                                             =========                            =========
RATE SPREAD*                                                               2.77%                                2.35%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS*                                              3.20%                                3.30%



(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.
 *   Annualized

A provision for loan losses was recorded in the amount of $820,000 during the first six months of 2002 as compared to $450,000 for the first six months of 2001. The increase in the provision for loan losses was directly related to the growth in the loan portfolio, net charge-offs, probable incurred credit losses and other risk factors inherent in the loan portfolio. Loan charge offs for the six-month period ended June 30, 2002 were $172,863 with recoveries of $2,795. There were no charge offs or recoveries during the same period a year ago.

Noninterest income was $1.1 million during the first half of 2002. This was a $348,864 or 45.7% increase over the first six months of 2001. The increase in noninterest income from the comparable period was reflected in most categories but mainly attributable to a 40.2% growth in fees from trust services, a 112.8% growth in service charge revenue, and 81.0% growth in other fees. Trust fees improved reflective of higher levels of trust assets under management, while improvements in service charges and other fees generally were reflective of an increase in activity and growth in and development of deposit accounts.

Noninterest expense was $3.8 million for the first six months of 2002 while noninterest expense for the six-month period ended June 30, 2001 was $3.1 million. The main components of noninterest expense for the first half of 2002 were salaries and benefits of $2.3 million, occupancy and equipment costs of $482,338, and loan and professional expenses in the amount of $217,181. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. The increase in noninterest expense for the first six months of 2002 as compared to the same period a year ago was mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's general liquidity strategy is to fund loan growth with deposits and borrowings, as well as maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was realized during the first quarter of 2002 as it had been each quarter since inception, however, for the quarter ended June 30, 2002, total deposits decreased from March 31, 2002 levels as the Company continued to diversify its funding base and reduced large dollar CDs and replaced them with FHLB advances. Deposits have been generated mainly from in-market sources, however the Company has expanded its funding base during 2001 and the first half of 2002 to include national, non-brokered certificates of deposit, overnight borrowings, borrowings from the FHLB and trust preferred securities. The total dollars and percentage of total funding that these sources provided the Company at June 30, 2002 were $
51.2 million and 17.4%, respectively. At December 31, 2001, the total dollars and percentage of total funding that these sources provided were $23.2 million and 8.7%, respectively. At June 30, 2002, total deposits were $268.2 million and the loan to deposit ratio was 106.9% while the loan to total funding ratio was 97.4%. Total borrowings at June 30, 2002 were $26.1 million and were $11.0 million at December 31, 2001.

        LIQUIDITY AND CAPITAL RATIOS                           JUNE 30
                                                    ---------------------------
                                                      2002               2001
        =======================================================================
        Loan to deposit ratio                          106.87%            83.18%
        Loan to funding ratio                           97.40%            81.83%
        Total risk-based capital                        10.57%            12.95%
        Tier 1 risk-based capital                        9.32%            11.70%
        Tier 1 leverage capital                          9.01%             9.71%

The Company expects to continue to experience loan growth in the foreseeable future. Funding for balance sheet growth and liquidity needs will continue to come from a variety of sources including, in-market sources through the marketing of products and the development of branch locations, wholesale, out-of-market deposits and borrowing capacities such as national market CDs and FHLB advances to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23.5 million. The Company initially contributed $15.0 million of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4.0 million in capital to the Bank as a result of the substantial growth experienced during 1999. Additionally, during 2001, the Company contributed $2.0 million in capital to the Bank during the first quarter, $1.5 million during the third quarter and $3.25 million during the fourth quarter, all to support the continued growth of the Bank.

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

On July 22, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (Registration No. 333-88852) with respect to a rights offering and a possible limited public offering of up to 1,395,232 shares of the Company's no par value common stock. If the maximum number of shares offered are sold in the offerings, the gross proceeds from the offerings would be approximately $15.0 million. The Company estimates that fees and expenses for the offerings will range from approximately $800,000 to $1.5 million, assuming the maximum number of shares offered are sold.

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

The following tables represent the Company's contractual obligations and commitments at December 31, 2001.


        CONTRACTUAL OBLIGATIONS                                    PAYMENTS DUE BY PERIOD
        AT DECEMBER 31, 2001                    ----------------------------------------------------
                                                  LESS
                                                 THAN 1     1 - 3      4 - 5      AFTER 5
        (dollars in thousands)                    YEAR      YEARS      YEARS       YEARS     TOTAL
        --------------------------------------------------------------------------------------------
        Federal Home Loan Bank advances         $      -   $      -   $      -   $  6,500   $  6,500
        Trust preferred securities                     -          -          -      3,430      3,430
        Operating leases                             452        986        988      3,620      6,046
        Unconditional land purchase obligations      330          -          -          -        330
                                                ----------------------------------------------------
        Total contactual cash obligations       $    782   $    986   $    988   $ 13,550   $ 16,306
                                                ====================================================


        COMMITMENTS                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
        AT DECEMBER 31, 2001                    ----------------------------------------------------
                                                  LESS
                                                 THAN 1     1 - 3      4 - 5      AFTER 5
        (dollars in thousands)                    YEAR      YEARS      YEARS       YEARS     TOTAL
        --------------------------------------------------------------------------------------------

        Lines of credit                         $ 34,692   $  7,338   $  6,080   $  3,434   $ 51,544
        Standby letters of credit                    250         48         64          -        362
                                                ----------------------------------------------------

        Total commercial commitments            $ 34,942   $  7,386   $  6,144   $  3,434   $ 51,906
                                                ====================================================



Related Party Transactions. Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At June 30, 2002 and 2001, the Bank had $13.9 million and $15.9 million, respectively, in loan commitments to directors and executive officers, of which $11.2 million and $13.6 million were outstanding at the respective period-ends.

During 2002 and 2001, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John
V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $160,775 and $118,798 during the six-month periods ended June 30, 2002 and 2001, respectively. The lease is accounted for as an operating lease. Refer to the discussion above for a summary of future lease payment commitments under this and other leases.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
-------------------------

The Company and the Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.

Item 2. CHANGES IN SECURITIES
-----------------------------

On July 22, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (Registration No. 333-88852) with respect to a rights offering and a limited public offering of up to 1,395,232 shares of the Company's no par value common stock. On or about July 25, 2002, nontransferable rights to purchase shares of common stock were distributed at no charge to the Company's shareholders and option holders of record at the close of business on May 31, 2002. The rights offering will expire on August 21, 2002. In addition, the Company may conduct a limited public offering of any shares that are not subscribed for in the rights offering. If conducted, the limited public offering will expire on August 28, 2002, unless the Company extends it, in the Company's sole discretion. The Company does not intend to extend the limited public offering past September 12, 2002. The Company has retained Stifel, Nicolaus & Company, Incorporated as its financial advisor and lead marketing agent for the offerings. Fahnestock & Co., Inc. will serve as co-marketing agent for the offerings.

The registration statement registered 1,395,232 shares of the Company's no par value common stock and 2,790,465 nontransferable rights to purchase shares of common stock. If the maximum number of shares offered are sold in the offerings, the gross proceeds from the offerings would be approximately $15.0 million. The Company estimates that fees and expenses for the offerings will range from approximately $800,000 to $1.5 million, assuming the maximum number of shares offered are sold.

Item 3. DEFAULTS UPON SENIOR SECURITES
--------------------------------------

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The results of the Company's Annual Meeting of Shareholders held on April 16, 2002 were previously reported in the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002. There were no other matters submitted for a vote of security holders during the quarter ended June 30, 2002.

Item 5. OTHER INFORMATION
-------------------------

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits.

        99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350.

        99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER FINANCIAL CORPORATION


Dated:  August 12, 2002         /s/  Donald F. Schenkel
                                -----------------------------------------------
                                Donald F. Schenkel, Chairman of the Board,
                                President and Chief Executive Officer


Dated:  August 12, 2002         /s/  Kevin J. Himmelhaver
                                -----------------------------------------------
                                Kevin J. Himmelhaver, Executive Vice President,
                                Chief Financial Officer and Secretary