Form 10QSB
period 2002-09-30
TOWER FINANCIAL CORP
filed 2002-11-13
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 2002

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

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  Number of shares of the issuer's common stock, without par value, outstanding as of October 31, 2002: 3,925,232.


          Transitional Small Business Disclosure Format   Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At September 30, 2002 and December 31,
2001

                                                                         (unaudited)
                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2002              2001
                                                                        -------------    -------------
ASSETS
Cash and due from banks                                                 $  12,710,883    $   7,634,418
Short-term investments and interest-earning deposits                        8,989,224       16,696,853
Federal funds sold                                                         20,571,373       24,344,768
                                                                        -------------    -------------
       Total cash and cash equivalents                                     42,271,480       48,676,039

Interest-earning deposits                                                        --          2,806,000
Securities available for sale, at fair value                               10,141,278        3,481,520
Loans held for sale                                                         1,709,400        4,293,350

Loans                                                                     301,397,678      232,346,371
Allowance for loan losses                                                  (4,406,882)      (3,480,205)
                                                                        -------------    -------------
       Net loans                                                          296,990,796      228,866,166

Premises and equipment, net                                                 2,700,571        1,573,848
Accrued interest receivable                                                 1,162,280          954,805
Other assets                                                                1,561,980        1,152,807
                                                                        -------------    -------------

       Total assets                                                     $ 356,537,785    $ 291,804,535
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits                                            $  40,133,875    $  28,382,995
Interest-bearing deposits                                                 250,807,377      227,770,072
                                                                        -------------    -------------
       Total deposits                                                     290,941,252      256,153,067

Short-term borrowings                                                       1,060,000        1,060,000
Federal Home Loan Bank advances                                            21,500,000        6,500,000
Trust preferred securities                                                  3,500,000        3,430,225
Accrued interest payable                                                      222,161          288,932
Other liabilities                                                             742,236          866,972
                                                                        -------------    -------------

       Total liabilities                                                  317,965,649      268,299,196

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 3,925,232 shares issued and outstanding at
   September 30, 2002 and 2,530,000 shares issued and outstanding
   at December 31, 2001                                                    37,155,135       23,469,770
Retained earnings                                                           1,148,841           45,149
Accumulated other comprehensive income (loss), net of tax of $178,773
   at September 30, 2002 and $(6,400) at December 31, 2001                    268,160           (9,580)
                                                                        -------------    -------------
       Total stockholders' equity                                          38,572,136       23,505,339
                                                                        -------------    -------------

       Total liabilities and stockholders' equity                       $ 356,537,785    $ 291,804,535
                                                                        =============    =============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and nine month periods ended September 30, 2002 and September 30, 2001 (unaudited)

                                               THREE MONTHS                 NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          ------------------------   -------------------------
                                             2002          2001          2002          2001
                                         -----------   -----------   -----------   -----------
INTEREST INCOME:
      Loans, including fees              $ 4,081,900   $ 3,534,885   $11,481,755   $10,224,627
      Securities - taxable                   106,510       176,153       267,716       374,342
      Securities - tax exempt                 17,339         7,049        37,365        10,525
      Other interest income                  114,742       371,018       319,098     1,404,953
                                         -----------   -----------   -----------   -----------
           Total interest income           4,320,491     4,089,105    12,105,934    12,014,447

INTEREST EXPENSE:
      Deposits                             1,451,724     1,981,066     4,279,489     6,346,950
      Short-term borrowings                    4,963         8,906        18,549        22,144
      FHLB advances                          156,914        32,323       286,384        60,387
      Trust preferred securities              79,336          --         238,298          --
                                         -----------   -----------   -----------   -----------
           Total interest expense          1,692,937     2,022,295     4,822,720     6,429,481
                                         -----------   -----------   -----------   -----------

Net interest income                        2,627,554     2,066,810     7,283,214     5,584,966
PROVISION FOR LOAN LOSSES                    475,000       405,000     1,295,000       855,000
                                         -----------   -----------   -----------   -----------

Net interest income after provision
   for loan losses                         2,152,554     1,661,810     5,988,214     4,729,966

NONINTEREST INCOME:
      Trust fees                             278,255       193,154       797,509       563,604
      Service charges                        103,340        63,399       292,576       152,320
      Loan broker fees                       228,282       157,743       441,560       356,596
      Other fees                             101,163        73,108       291,790       178,415
                                         -----------   -----------   -----------   -----------
           Total noninterest income          711,040       487,404     1,823,435     1,250,935

NONINTEREST EXPENSE:
      Salaries and benefits                1,243,213     1,008,577     3,538,758     2,712,092
      Occupancy and equipment                270,124       190,883       752,462       617,921
      Marketing                               65,116        43,309       178,107       148,831
      Data processing                         74,659        50,823       207,464       155,807
      Loan and professional costs            150,837       126,229       368,018       366,830
      Other expense                          358,286       242,148       953,248       716,062
                                         -----------   -----------   -----------   -----------
           Total noninterest expense       2,162,235     1,661,969     5,998,057     4,717,543
                                         -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                   701,359       487,245     1,813,592     1,263,358
Income taxes expense                         273,100       191,600       709,900       501,400
                                         -----------   -----------   -----------   -----------
NET INCOME                               $   428,259   $   295,645   $ 1,103,692   $   761,958
                                         ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE          $      0.14   $      0.12   $      0.41   $      0.30
DILUTED EARNINGS PER COMMON SHARE        $      0.14   $      0.12   $      0.40   $      0.30
Average common shares outstanding          3,030,464     2,530,000     2,698,654     2,530,000
Average common shares and dilutive
   potential common shares outstanding     3,042,338     2,545,521     2,763,588     2,544,842


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine month periods ended September 30, 2002 and September 30, 2001 (unaudited)

                                                               THREE MONTHS                           NINE MONTHS
                                                             ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                         ---------------------------          -----------------------------
                                                           2002              2001                2002                2001
                                                         ---------         ---------          -----------         ---------
Net income                                               $ 428,259         $ 295,645          $ 1,103,692         $ 761,958

Other comprehensive income:
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $89,176 and $(1,378)
   for the three months ended September 30,
   2002 and 2001 and $185,173 and $2,085
   for the nine months ended September 30,
   2002 and 2001                                           133,764            (2,105)             277,740             3,181
                                                         ---------         ---------          -----------         ---------

COMPREHENSIVE INCOME                                     $ 562,023         $ 293,540          $ 1,381,432         $ 765,139
                                                         =========         =========          ===========         =========



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE nine month periods ended September 30, 2002 and 2001 (unaudited)

                                                   COMMON               RETAINED           ACCUMULATED
                                                 STOCK AND              EARNINGS              OTHER
                                                  PAID-IN            (ACCUMULATED         COMPREHENSIVE
                                                  CAPITAL               DEFICIT)           INCOME (LOSS)          TOTAL
                                                ------------          -----------           -----------        ------------
BALANCE, JANUARY 1, 2001                        $ 23,469,770         $ (1,074,806)          $       529        $ 22,395,493

Net income                                                                761,958                                   761,958

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $2,085                                                                 3,181               3,181
                                                ------------          -----------           -----------        ------------

BALANCE, SEPTEMBER 30, 2001                     $ 23,469,770           $ (312,848)          $     3,710        $ 23,160,632
                                                ============          ===========           ===========        ============


Balance, January 1, 2002                        $ 23,469,770             $ 45,149           $    (9,580)       $ 23,505,339

Issuance of common stock, net
   of marketing agent's fee and
   offering costs                                 13,685,365                                                     13,685,365

Net income                                                              1,103,692                                 1,103,692

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $185,173                                                             277,740             277,740
                                                ------------          -----------           -----------        ------------

BALANCE, SEPTEMBER 30, 2002                     $ 37,155,135          $ 1,148,841           $   268,160        $ 38,572,136
                                                ============          ===========           ===========        ============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine month periods ended September 30, 2002 and September 30, 2001 (unaudited)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ----------------------------
                                                                2002            2001
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $  1,103,692    $    761,958
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                          272,947         239,571
         Provision for loan losses                            1,295,000         855,000
         Change in accrued interest receivable                 (207,475)        (86,342)
         Change in other assets                                (524,571)        (15,317)
         Change in accrued interest payable                     (66,771)        (40,269)
         Change in other liabilities                           (124,736)       (300,354)
         Origination of loans held for sale                 (16,983,400)    (10,075,640)
         Proceeds from sales of loans held for sale          19,567,350       8,532,940
                                                           ------------    ------------
            Net cash from operating activities                4,332,036        (128,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                    (69,419,630)    (58,955,523)
     Net change in interest earning deposits                  2,806,000         583,000
     Purchase of securities available for sale               (9,196,845)    (27,648,734)
     Proceeds from maturities of securities
        available for sale                                    3,000,000      27,000,000
     Purchase of equipment and leasehold
        expenditures                                         (1,399,670)       (330,361)
                                                           ------------    ------------
         Net cash from investing activities                 (74,210,145)    (59,351,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                  34,788,185      46,458,800
     Net change in short-term borrowings                           --           530,000
     Proceeds from FHLB advances                             15,000,000       6,500,000
     Gross proceeds from the issuance of common stock        14,998,744            --
     Payment of marketing agent's fee and offering costs     (1,313,379)           --
                                                           ------------    ------------
         Net cash from financing activities                  63,473,550      53,488,800
                                                           ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (6,404,559)     (5,991,271)
Cash and cash equivalents, beginning of period               48,676,039      42,715,744
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 42,271,480    $ 36,724,473
                                                           ============    ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                              $  4,889,491    $  6,469,750
     Income taxes                                             1,279,080         504,874


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

    b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2002 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001. The results for the periods ended September 30, 2002 should not be considered as indicative of results for a full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


NOTE 2 -- EARNINGS PER SHARE

    The following table reflects the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001.

                                                              THREE MONTHS                NINE MONTHS
                                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                          ----------------------    -----------------------
                                                             2002          2001         2002          2001
------------------------------------------------------------------------------------------------------------
BASIC
Net income                                                $  428,259   $  295,645   $1,103,692   $  761,958
                                                          ----------   ----------   ----------   ----------
Weighted average common shares outstanding                 3,030,464    2,530,000    2,698,654    2,530,000
                                                          ----------   ----------   ----------   ----------
Basic earnings per common share                           $     0.14   $     0.12   $     0.41   $     0.30

DILUTED
Net income                                                $  428,259   $  295,645   $1,103,692   $  761,958
                                                          ----------   ----------   ----------   ----------
Weighted average common shares outstanding                 3,030,464    2,530,000    2,698,654    2,530,000
Add:  dilutive effect of assumed stock option exercises       11,874       15,521       64,934       14,842
                                                          ----------   ----------   ----------   ----------
Weighted average common shares and dilutive additional
   potential common shares outstanding                     3,042,338    2,545,521    2,763,588    2,544,842
                                                          ----------   ----------   ----------   ----------
Diluted earnings per common share                         $     0.14   $     0.12   $     0.40   $     0.30


NOTE 3 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

    Loans at September 30, 2002 and December 31, 2001 are as follows:

                                                             SEPTEMBER 30, 2002               DECEMBER 31, 2001
                                                         ----------------------------    ----------------------------
                                                             BALANCE          %              BALANCE          %
---------------------------------------------------------------------------------------------------------------------
Commercial                                                  $202,439,809       67.2%        $143,087,477       61.6%
Commercial real estate                                        39,913,723       13.2%          40,551,840       17.5%
Residential real estate                                       26,997,455        9.0%          16,739,642        7.2%
Home equity                                                   18,522,057        6.1%          16,042,465        6.9%
Consumer                                                      13,416,602        4.5%          15,717,153        6.8%
                                                            ------------------------        ------------------------
     Total loans                                             301,289,646      100.0%         232,138,577      100.0%
Net deferred loan costs                                          108,032                         207,794
Allowance for loan losses                                     (4,406,882)                     (3,480,205)
                                                            ------------                    ------------

     NET LOANS                                              $296,990,796                    $228,866,166
                                                            ============                   =============


    Activity in the allowance for loan losses during the nine months ended September 30, 2002 and September 30, 2001 was as follows:

                                                                             2002               2001
--------------------------------------------------------------------------------------------------------

Beginning balance, January 1                                             $ 3,480,205         $ 2,364,509
Provision charged to operating expense                                     1,295,000             855,000
Charge-offs                                                                 (372,863)             (4,304)
Recoveries                                                                     4,540                   -
                                                                         -----------         -----------

     ENDING BALANCE, SEPTEMBER 30                                        $ 4,406,882         $ 3,215,205
                                                                        ============         ===========


    Loans classified as nonaccrual or impaired were $718,289 at September 30, 2002 compared to $468,863 at December 31, 2001 and $1,104,100 at September 30, 2001, while loans past due 90 days and still accruing interest were $77,890 at September 30, 2002 compared to $347,233 and $57,000 for the other corresponding periods. There were no troubled debt restructurings at September 30, 2002, December 31, 2001 or September 30, 2001.


NOTE 4 -- INCOME TAXES

    For the nine-month period ended September 30, 2002, the Company recorded income tax expense of $709,900 The expense reflected an effective tax rate of 39.1%, which was slightly lower than the statutory combined federal and state rate of 39.6% for that period.

    For the nine-month period ended September 30, 2001, the Company recorded income tax expense of $501,400. The expense reflected an effective tax rate of 39.7%, which was slightly higher than the statutory combined federal and state rate of 39.6% for that period.

NOTE 5  -- DEPOSITS

    Deposits at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                        SEPTEMBER 30, 2002                  DECEMBER 31, 2001
                                                       --------------------                -------------------
                                                          BALANCE          %                 BALANCE          %
-------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand                             $ 40,133,875    13.8%               $ 28,382,995   11.1%
Interest-bearing checking                                14,254,620     4.9%                 14,909,190    5.8%
Money market                                            103,283,203    35.5%                112,580,454   44.0%
Savings                                                   7,653,020     2.6%                  4,520,632    1.8%
Time, under $100,000                                     45,787,553    15.7%                 30,076,087   11.7%
Time, $100,000 and over                                  79,828,981    27.5%                 65,683,709   25.6%
                                                       --------------------                -------------------

      Total deposits                                   $290,941,252   100.0%               $256,153,067  100.0%
                                                       ====================                ===================



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

    At September 30, 2002, options to purchase 380,390 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options to purchase 272,840 shares were vested and exercisable at September 30, 2002. During the three months ended September 30, 2002, options to purchase 4,000 shares were granted.


NOTE 7 - RIGHTS AND LIMITED PUBLIC OFFERING

    On August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold at $10.75 per share. Of the shares sold, 694,199 shares were sold to existing shareholders through the rights offering and 701,033 shares were sold to new investors through the limited public offering. Total gross proceeds from the offerings were $14,998,744 with marketing agents' fees and offering expenses of $1,313,379. The Company used $7,000,000 of the net proceeds from the offerings to provide additional capitalization to Tower Bank & Trust Company for future growth.

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

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2002 and December 31, 2001 and results of operations for the three and nine months ended September 30, 2002 and September 30, 2001. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

FINANCIAL CONDITION

The Company continued to experience growth in the third quarter of 2002. Total assets of the Company were $356.5 million at September 30, 2002 compared to its assets at December 31, 2001 of $291.8 million. The 22.2% increase in assets was mainly due to an increase in loans and was supported in part by a $34.8 million inflow of funds from deposit growth and a $15.0 million increase in Federal Home Loan Bank advances during the first nine months of 2002. In addition, the Company completed a rights and limited public offering during the third quarter 2002 which added a net $13.7 million in equity capital. The Company has experienced asset growth during each quarter since the Bank began operations. Total assets at September 30, 2001 were $266.3 million. As the Bank is in its fourth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and cash equivalents, which include short-term investments, interest-earning deposits and federal funds sold, were $42.3 million at September 30, 2002, a $6.4 million or 13.2% decrease from $48.7 million at December 31, 2001. Securities available for sale were $10.1 million at the end of the third quarter of 2002, an increase of $6.7 million from December 31, 2001. The net decrease in cash and cash equivalents during the first nine months of 2002 was primarily due to a decrease in short-term investments, interest-earning deposits and federal funds sold, as those assets were invested in higher yielding loans. The decrease was reflective of the cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The increase in securities available for sale was a result of the purchase of approximately $9.2 million in agency and municipal bonds for the Bank's investment portfolio during the first and second quarters of 2002 offset by $3.0 million in callable agencies that were called during the third quarter 2002.

Total loans were $301.4 million at September 30, 2002 reflecting a 29.7% increase from total loans of $232.3 million at December 31, 2001. The loans outstanding at September 30, 2002 consisted of $202.4 million in commercial and $39.9 million in commercial real estate loans, $27.0 million in residential real estate and $31.9 million in home equity and consumer loans. Loan growth during the first nine months of 2002 occurred mainly in the commercial portfolio as well as the residential real estate portfolio. Management believes that the strong loan growth during the first nine months of 2002 was the result of the Bank's continued experience in lending and its clients' demand for a high level of customer service and local expertise.

Management anticipates that loan growth will continue in the foreseeable future and that funding for balance sheet growth and liquidity needs will continue to come from a variety of sources including deposits from local markets as we expand our branch distribution network, national market CDs and FHLB advances and, potentially, brokered CDs.

The allowance for loan losses at September 30, 2002 was $4.4 million. This represented approximately 1.46% of total loans outstanding. The provision for loan losses during the third quarter of 2002 was $475,000 compared to $405,000 in the third quarter of 2001. The addition to the allowance during the third quarter of each year was attributable to the amount of the loan growth during the respective periods, net charge-offs, probable incurred credit losses and other risk factors inherent in the portfolio. Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2002 as a result of anticipated increases in the total loan portfolio.

LOAN QUALITY                                      AT AND FOR THE THREE MONTHS
                                                      ENDED SEPTEMBER 30
                                                  ----------------------------
($ in thousands)                                   2002                2001
------------------------------------------------------------------------------

Total Loans                                    $ 301,398           $ 214,832
Net charge offs                                    $ 198                 $ 4
Net charge offs to average loans *                 0.27%               0.01%
Allowance for loan losses                        $ 4,407             $ 3,215
Allowance for loan losses to total loans           1.46%               1.50%
Nonperforming loans                                $ 796             $ 1,161
Nonperforming loans to total loans                 0.26%               0.54%
* annualized


Net premises and equipment increased by $1,126,723 during the first nine months of 2002 from $1.6 million at December 31, 2001 to $2.7 million at September 30, 2002. The net increase resulted mainly from expenditures on several projects including the purchase of land and the completion of a new branch facility in Fort Wayne as well as technology equipment, leasehold improvements, furniture and equipment for new personnel.

At September 30, 2002, accrued interest receivable increased by $207,475, while other assets increased by $409,173, as compared to December 31, 2001 balances and were $1.2 million and $1.6 million, respectively, at September 30, 2002. The increase in accrued interest receivable from year-end was mainly attributable to loan growth, growth in securities available for sale, and the timing of loan payments and the increase in other assets was mainly attributable to income tax accounts.

Total deposits were $290.9 million at September 30, 2002 compared to $256.2 million at December 31, 2001. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. Total deposits increased $34.8 million for year-to-date 2002. All core deposit categories, except interest bearing checking and money market accounts, reflected year to date growth through the third quarter of 2002 with noninterest-bearing deposit accounts increasing $11.8 million. Increases were evident mainly in CDs 100,000 and over ($14.1 million) and CDs under $100,000 ($15.7 million). Money market accounts have decreased by $9.3 million year to date through September 2002. While the vast majority of total funding has come from the local market since the Bank began operations, the majority of the growth in funding during 2002 has been generated from national market CDs under $100,000, which grew year to date 2002 by $11.2 million, and $15.0 million in new FHLB advances. The balance of national market CDs reached $24.5 million at September 30, 2002 or 8.4% of the total deposit portfolio. The amount of national market CDs in deposits at December 31, 2001 was $13.3 million.

Short-term borrowings at September 30, 2002 and December 31, 2001 remained the same at $1.1 million and were entirely comprised of overnight federal funds purchased. In addition, the Company also had borrowings in the amount of $21.5 million in FHLB advances, of which $6.5 million was in callable advances and $15.0 million was in traditional fixed term advances. The FHLB callable advances mature in 2012 and each have quarterly call features while the traditional fixed term advances have various maturities which range from nine months to three years.

The Company had principal outstanding of $3.5 million in Trust Preferred Securities at September 30, 2002 as a result of our subsidiary, TCT1, closing a private placement offering of $3.5 million in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Accrued interest payable decreased $66,771 and other liabilities decreased by $124,736 from December 31, 2001 and were $222,161 and $742,236, respectively at September 30, 2002. The decrease in accrued interest payable was attributable to less accrued interest expense on deposits due to lower interest rates during the first nine months of 2002 while the decrease in other liabilities was related to the payment during 2002 of various payroll and other expenses accrued at December 31, 2001.

Total stockholders' equity at September 30, 2002 was $38.6 million; an increase of $15,066,797 from $23.5 million at December 31, 2001. The growth in stockholders' equity was mainly due to a common stock and paid-in-capital increase of $13,685,365 resulting from the completion of a rights offering and a limited public offering of the Company's stock which closed on August 29,2002. Gross proceeds from the offering were $14,998,744 while the marketing agents' fees and offering costs amounted to $1,313,379. The increase was also attributable to net income of $1,103,692 recorded during the first nine months of 2002 as well as the $277,740 net change in the unrealized appreciation on securities during the period.

RESULTS OF OPERATIONS

For The Three Month Period Ended September 30

Results of operations for the three-month period ended September 30, 2002 reflected net income of $428,259 or $0.14 per diluted share. This reflected a $132,614 or 44.9% increase over 2001's third quarter net income of $295,645. Net income per diluted share for third quarter of 2001 was $0.12. The operating improvement during the three-month period ended September 30, 2002 from the third quarter of 2001 was mainly the result of revenue growth from both net interest income and noninterest income. The improvement in operating results occurred despite increases in both provision for loan losses and noninterest expenses.

PERFORMANCE RATIOS                      THREE MONTHS ENDED
                                           SEPTEMBER 30
                                        ------------------
                                     2002                 2001
---------------------------------------------------------------
---------------------------------------------------------------

Return on average assets *          0.50%                0.47%
Return on average equity *          5.79%                5.13%
Net interest margin *               3.15%                3.32%
Efficiency ratio                   64.77%               65.07%
* annualized

Interest income for the three-month periods ended September 30, 2002 and 2001 were $4.3 million and $4.1 million, respectively, while interest expense for those periods was $1.7 million and $2.0 million, respectively, resulting in net interest income of $2.6 million for the third quarter of 2002 and $2.1 million for the third quarter of 2001. The increase in net interest income from the third quarter of 2001 was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the third quarter of 2002 was 3.15%, while the net interest margin for the third quarter of 2001 was 3.32%. The decrease in the net interest margin from the third quarter of 2001 was mainly reflective of lower yielding interest rate environment.

The following table reflects the average balance; interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity at and for the three-month periods ended September 30, 2002 and 2001.


AVERAGE BALANCE,                                            AT AND FOR THE THREE MONTH PERIOD ENDED
                                              -----------------------------------------------------------------------------
INTEREST AND YIELD/                                     SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                              -----------------------------------------------------------------------------
COST ANALYSIS                                                  INTEREST                              INTEREST
                                                   AVERAGE      EARNED       YIELD       AVERAGE      EARNED       YIELD
($ in thousands)                                   BALANCE      OR PAID     OR COST*     BALANCE      OR PAID     OR COST*
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                       $ 10,154     $    47        1.84%     $ 18,147     $   174        3.80%
Federal funds sold                                   15,079          68        1.79%       21,512         197        3.63%
Securities - taxable                                  8,722         106        4.82%       13,019         176        5.36%
Securities - tax exempt (1)                           1,907          29        6.03%          791          11        5.52%
Loans held for sale                                   1,359          12        3.50%          240           3        4.96%
Loans                                               294,877       4,070        5.48%      194,099       3,532        7.22%
                                                   --------------------                  --------------------
              Total interest-earning assets         332,098       4,332        5.18%      247,808       4,093        6.55%

Allowance for loan losses                            (4,259)                               (2,908)
Cash and due from banks                               7,523                                 4,620
Other assets                                          5,137                                 3,155
                                                   --------                              --------
              Total assets                         $340,499                              $252,675
                                                   ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                          $ 13,164     $    34        1.02%     $  9,960     $    38        1.51%
Savings                                               6,941          26        1.49%        3,278          20        2.42%
Money market                                        115,096         515        1.78%       97,207         858        3.50%
Certificates of deposit                             113,138         877        3.08%       87,215       1,064        4.84%
Short-term borrowings                                 1,060           5        1.87%        1,055           9        3.38%
FHLB advances                                        21,500         157        2.90%        3,326          33        3.94%
Trust preferred securities                            3,500          79        8.95%            -           -            -
                                                   --------------------                  --------------------
              Total interest-bearing liabilities    274,399       1,693        2.45%      202,041       2,022        3.97%

Noninterest-bearing checking                         35,512                                25,841
Other liabilities                                     1,024                                 1,746
Stockholders' equity                                 29,564                                23,047
                                                   --------                              --------
              Total liabilities and
                 stockholders' equity              $340,499                              $252,675
                                                   ========                              ========

NET INTEREST INCOME                                             $ 2,639                               $ 2,071           11
                                                                =======                               =======
RATE SPREAD *                                                                  2.73%                                 2.58%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS *                                                 3.15%                                 3.32%


(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.
 *   Annualized

A provision for loan losses was recorded in the amount of $475,000 during the third quarter of 2002 as compared to $405,000 for the third quarter of 2001. The provision recorded was related to the growth in the loan portfolio, net charge-offs, probable incurred credit losses and other risk factors inherent in the loan portfolio. The allowance for loan losses at September 30, 2002 totaled $4.4 million and was 1.46% of total loans outstanding on that date. Loan charge offs for the three-month period ended September 30, 2002 were $200,000 with recoveries of $1,745. There was $4,304 in net chargeoffs during the same period a year ago. At September 30, 2002, nonperforming loans amounted to $796,179 of which $77,890 was still accruing but past due 90 days or more. Nonperforming loans at September 30, 2001 were $1,161,100 of which $57,000 was still accruing but past due 90 days or more.

Noninterest income was $711,040 during the third quarter of 2002. This was a $223,636 or 45.9% increase over the third quarter of 2001. The increase in noninterest income from the comparable period was reflected in all categories but mainly attributable to a 44.1% growth in fees from trust services, a 63.0% growth in service charge revenue, a 44.7% increase in loan broker fees and a 38.4% growth in other fees. Trust fees improved reflective of higher levels of trust assets under management, while increases in loan broker fees reflected mortgage origination activity associated with lower interest rates. Improvements in service charges and other fees generally were reflective of an increase in activity and growth in and development of deposit accounts.

Noninterest expense was $2.2 million for the third quarter of 2002 while noninterest expense for the three-month period ended September 30, 2001 was $1.7 million. The main components of noninterest expense for the third quarter of 2002 were salaries and benefits of $1.2 million, occupancy and equipment costs of $270,124, and loan and professional expenses in the amount of $150,837. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. The increase in noninterest expense for the third quarter of 2002 as compared to the third quarter of 2001 was mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing locations and the costs associated with the new branch opened during the third quarter 2002. The number of employees (FTEs) at September 30, 2002 was 93 compared to 72 at September 30, 2001. Revenue growth, combined with continued attention to expense control, resulted in an improved efficiency ratio, which was 64.8% for the third quarter of 2002 compared to 65.1% for the third quarter of 2001.

For The Nine Month Period Ended September 30

Results of operations for the nine-month period ended September 30, 2002 reflected net income of $1,103,692 or $0.40 per diluted share. This was a $341,734 or 44.8% increase over 2001's first nine month's net income of $761,958. Net income per diluted share for the first nine months of 2001 was $0.30. The operating improvement during the nine-month period ended September 30, 2002 from the same period a year ago was mainly the result of revenue growth from both net interest income and noninterest income. The improvement in operating results occurred despite increases in both provision for loan losses and noninterest expenses.

PERFORMANCE RATIOS                       NINE MONTHS ENDED
                                            SEPTEMBER 30
                                         -----------------
                                    2002                  2001
--------------------------------------------------------------

Return on average assets *          0.47%                0.44%
Return on average equity *          5.66%                4.46%
Net interest margin *               3.18%                3.31%
Efficiency ratio                   65.86%               69.01%
* annualized

Interest income for the nine-month periods ended September 30, 2002 and 2001 was $12.1 million and $12.0 million, respectively, while interest expense for those periods was $4.8 million and $6.4 million, respectively, resulting in net interest income of $7.3 million for the first nine months of 2002 and $5.6 million for the same period in 2001. The increase in net interest income was reflective of the general growth in loans and other earning assets during those periods despite a decrease in net interest margin. The net interest margin for the first nine months of 2002 was 3.18%, while the net interest margin for the first nine months of 2001 was 3.31%. On a year-to-date basis, the decrease in the net interest margin from a year ago was mainly reflective of the lower interest rate environment's effect on an asset sensitive balance sheet and higher funding costs in the form of 9% trust preferred securities.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the nine month periods ended September 30, 2002 and 2001.


AVERAGE BALANCE,                                            AT AND FOR THE NINE MONTH PERIOD ENDED
                                              -----------------------------------------------------------------------
INTEREST AND YIELD /                                SEPTEMBER 30, 2002                    SEPTEMBER 30, 2001
                                              -----------------------------------------------------------------------
COST ANALYSIS                                            INTEREST                              INTEREST
                                               AVERAGE    EARNED       YIELD       AVERAGE      EARNED       YIELD
($ IN THOUSANDS)                               BALANCE   OR PAID      OR COST*     BALANCE      OR PAID    OR COST*
---------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                  $  10,158     $   160       2.11%    $  14,722     $   543       4.93%
Federal funds sold                               12,195         159       1.74%       25,380         862       4.54%
Securities - taxable                              7,533         267       4.74%       10,123         374       4.94%
Securities - tax exempt (1)                       1,306          57       5.84%          358          16       5.98%
Loans held for sale                               1,977          54       3.65%          386          24       8.31%
Loans                                           273,794      11,428       5.58%      174,918      10,201       7.80%
                                              ---------------------                ---------------------
              Total interest-earning assets     306,963      12,125       5.28%      225,887      12,020       7.11%

Allowance for loan losses                        (3,932)                              (2,677)
Cash and due from banks                           6,680                                4,386
Other assets                                      4,475                                3,090
                                              ---------                            ---------
              Total assets                    $ 314,186                            $ 230,686
                                              =========                            =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest-bearing checking                     $  12,972     $    99       1.02%    $   8,247       $ 101       1.64%
Savings                                           5,975          69       1.54%        2,817          56       2.66%
Money market                                    108,413       1,506       1.86%       88,641       2,813       4.24%
Certificates of deposit                         110,705       2,607       3.15%       81,469       3,376       5.54%
Short-term borrowings                             1,492          18       1.61%          731          22       4.02%
FHLB advances                                    12,321         286       3.10%        2,009          61       4.06%
Trust preferred securities                        3,469         238       9.17%            -           -           -
                                              ---------------------                ---------------------
              Total interest-bearing
                 liabilities                    255,347       4,823       2.53%      183,914       6,429       4.67%

Noninterest-bearing checking                     31,980                               22,611
Other liabilities                                   854                                1,378
Stockholders' equity                             26,005                               22,783
                                              ---------                            ---------
              Total liabilities and
                 stockholders' equity         $ 314,186                            $ 230,686
                                              =========                            =========

NET INTEREST INCOME                                         $ 7,302                              $ 5,591
                                                            =======                              =======
RATE SPREAD *                                                             2.75%                                2.44%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS *                                            3.18%                                3.31%


(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.
 *   Annualized



A provision for loan losses was recorded in the amount of $1,295,000 during the first nine months of 2002 as compared to $855,000 for the first nine months of 2001. The increase in the provision for loan losses was related to the growth in the loan portfolio, net charge-offs, probable incurred credit losses and other risk factors inherent in the loan portfolio. Loan charge offs for the nine-month period ended September 30, 2002 were $372,863 with recoveries of $4,540. There were $4,304 in net charge offs during the same period a year ago.

Noninterest income was $1.8 million during the first nine months of 2002. This was a $572,500 or 45.8% increase over the first nine months of 2001. The increase in noninterest income from the comparable period was reflected in all categories but mainly attributable to a 41.5% growth in fees from trust services, a 23.8% growth in loan broker fees, a 92.1% growth in service charge revenue, and 63.5 % growth in other fees. Trust fees improved reflective of higher levels of trust assets under management, while increases in loan broker fees reflected mortgage origination activity associated with lower interest rates. Improvements in service charges and other fees generally were reflective of an increase in activity and growth in and development of deposit accounts.

Noninterest expense was $6.0 million for the first nine months of 2002 while noninterest expense for the nine-month period ended September 30, 2001 was $4.7 million. The main components of noninterest expense for the first nine months of 2002 were salaries and benefits of $3.5 million, occupancy and equipment costs of $752,462, and loan and professional expenses in the amount of $368,018. These costs were mainly the result of human resource needs to operate the bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals used to originate loans. The increase in noninterest expense for the first nine months of 2002 as compared to the same period a year ago was mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the new and existing locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's general liquidity strategy is to fund loan growth with deposits and borrowings, as well as maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposit totals increased $22.8 million during the quarter ended September 30, 2002 from the second quarter 2002. Deposits have been generated mainly from in-market sources, however the Company has expanded its funding base during 2001 and the first nine months of 2002 to include national, non-brokered certificates of deposit, overnight borrowings, borrowings from the FHLB and trust preferred securities. The total dollars and percentage of total funding that these sources provided the Company at September 30, 2002 were $ 50.6 million and 15.9%, respectively. At December 31, 2001, the total dollars and percentage of total funding that these sources provided were $24.3 million and 8.7%, respectively. At September 30, 2002, total deposits were $290.9 million and the loan to deposit ratio was 103.6% while the loan to total funding ratio was 95.1%. Total borrowings at September 30, 2002 were $26.1 million and were $11.0 million at December 31, 2001.

LIQUIDITY AND CAPITAL RATIOS                SEPTEMBER 30
                                    ---------------------------
                                      2002               2001
---------------------------------------------------------------
Loan to deposit ratio               103.59%              91.47%
Loan to funding ratio                95.08%              88.62%
Total risk-based capital             14.27%              11.47%
Tier 1 risk-based capital            13.02%              10.22%
Tier 1 leverage capital              12.28%               9.16%


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

In its initial public offering in early 1999, the Company raised equity capital with aggregate proceeds, net of underwriters' discount and offering expenses, of $23.5 million. The Company initially contributed $15.0 million of the net proceeds from the offering to the Bank. During the first quarter of 2000, the Company contributed an additional $4.0 million in capital to the Bank as a result of the substantial growth experienced during 1999. Additionally, during 2001, the Company contributed $2.0 million in capital to the Bank during the first quarter and $1.5 million during the third quarter. The Company contributed $3.25 million during the fourth quarter of 2001 to the Bank for growth purposes after it completed a $3.5 million trust preferred transaction.

On August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold at $10.75 per share. Of the shares sold, 694,199 shares were sold to existing shareholders through the rights offering and 701,033 shares were sold to new investors through the limited public offering. Total gross proceeds from the offering were $14,998,744 with marketing agents' fees and offering expenses of $1,313,379. The Company used $7,000,000 of the net proceeds from the offering to provide additional capitalization to the Bank for future growth.

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

Commitments and Off-Balance Sheet Risk. The Bank maintains off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded.

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

CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                          ------------------------------------------------
at December 31, 2001                        LESS
                                           THAN 1    1 - 3     4 - 5    AFTER 5
(dollars in thousands)                      YEAR      YEARS     YEARS      YEARS     TOTAL
------------------------------------------------------------------------------------------
Federal Home Loan Bank advances           $    --   $    --   $    --   $ 6,500   $ 6,500
Trust preferred securities                     --        --        --     3,430     3,430
Operating leases                              452       986       988     3,620     6,046
Unconditional land purchase obligations       330        --        --        --       330
                                          ------------------------------------------------
Total contractual cash obligations        $   782   $   986   $   988   $13,550   $16,306
                                          ================================================



COMMITMENTS                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                          -------------------------------------------------
at December 31, 2001                        LESS
                                           THAN 1      1 - 3     4 - 5   AFTER 5
(dollars in thousands)                      YEAR       YEARS     YEARS     YEARS     TOTAL
--------------------------------------------------------------------------------------------
Lines of credit                           $ 34,692   $ 7,338   $ 6,080   $ 3,434   $ 51,544
Standby letters of credit                      250        48        64        --        362
                                          --------------------------------------------------

Total commercial commitments              $ 34,942   $ 7,386   $ 6,144   $ 3,434   $ 51,906
                                          ==================================================


Related Party Transactions. Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At September 30, 2002 and 2001, the Bank had $15.8 million and $14.5 million, respectively, in loan commitments to directors and executive officers, of which $11.5 million and $13.0 million were outstanding at the respective period-ends. These loans have been made in the Bank's ordinary course of business with similar terms to the Bank's similarly situated customers.

During 2002 and 2001, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John
V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $254,184 and $179,689 during the nine-month periods ended September 30, 2002 and 2001, respectively. The lease is accounted for as an operating lease. Refer to the discussion above for a summary of future lease payment commitments under this and other leases.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b) There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.   CHANGES IN SECURITIES

On July 22, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (Registration No. 333-88852) with respect to a rights offering and a limited public offering of up to 1,395,232 shares of the Company's no par value common stock. On or about July 25, 2002, nontransferable rights to purchase shares of common stock were distributed at no charge to the Company's shareholders and option holders of record at the close of business on May 31, 2002. The rights offering expired on August 21, 2002. In addition, the Company conducted a limited public offering of shares that were not subscribed for in the rights offering. The limited public offering expired on August 28, 2002. The Company retained Stifel, Nicolaus & Company, Incorporated as its financial advisor and lead marketing agent for the offerings. Fahnestock & Co., Inc. served as co-marketing agent for the offerings.

On August 29, 2002, the Company closed the rights offering and the limited public offering of its common stock during which all of the 1,395,232 shares offered were sold at a price of $10.75 per share. Of the shares sold, 694,199 shares were sold to existing shareholders through the rights offering and 701,033 shares were sold to new investors through the limited public offering. Total gross proceeds from the offerings were $14,998,744, of which $609,017 was applied to marketing agents' fees and $704,362 was used to pay expenses of the offerings. Of the resulting $13,685,365 in net proceeds of the offerings to the Company, $7,000,000 was contributed to the Bank as additional capital for future growth and the remaining $6,685,365 of net proceeds were retained by the Company and deposited with the Bank.

None of the proceeds from the offerings were paid by the Company, directly or indirectly, to any director, officer or employee of the Company or to any person owning ten percent or more of any class of our equity securities, or to any affiliates of the Company other than the Bank.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

J. Richard Tomkinson resigned from the Board of Directors of the Company and the Bank with a letter dated September 1, 2002 due to personal time constraints. The board accepted Mr. Tomkinson's resignation at its regular meeting on September 17, 2002.

The board's present intention is to amend the Company's by-laws and reduce the size of the board, and therefore, the board does not intend to fill this vacancy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

       99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350.
       99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350.
(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOWER FINANCIAL CORPORATION


Dated:  November 13, 2002        /s/  Donald F. Schenkel
                                 -----------------------------------------------
                                 Donald F. Schenkel, Chairman of the Board,
                                 President and Chief Executive Officer


Dated:  November 13, 2002        /s/  Kevin J. Himmelhaver
                                 -----------------------------------------------
                                 Kevin J. Himmelhaver, Executive Vice President,
                                 Chief Financial Officer and Secretary

                                  CERTIFICATION

I, Donald F. Schenkel, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Tower Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 13, 2002
               -----------------

         /s/  Donald F. Schenkel
         ------------------------------------------
         Donald F. Schenkel, Chairman of the Board,
         President and Chief Executive Officer

                                  CERTIFICATION

I, Kevin J. Himmelhaver, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Tower Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make, the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 13, 2002
               -----------------

          /s/ Kevin J. Himmelhaver
         -----------------------------------------------
         Kevin J. Himmelhaver, Executive Vice President,
         Chief Financial Officer and Secretary