Form 10KSB
period 2002-12-31
TOWER FINANCIAL CORP
filed 2003-03-11
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

                                   FORM 10-KSB

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the fiscal year ended DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from________ to_______

Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

                           INDIANA                                                        35-2051170
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer
                                                                                         Identification No.)

        116 EAST BERRY STREET, FORT WAYNE, INDIANA                                             46802
         (Address of principal executive offices)                                            (Zip Code)


         Issuer's telephone number, including area code: (260) 427-7000

       Securities registered under Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                WITHOUT PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for the fiscal year ended December 31, 2002: $19,448,753

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at February 14, 2003 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"):
$44,100,304

  Number of shares of Common Stock outstanding at February 14, 2003: 3,931,184

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-KSB.

                                                  PART OF 10-KSB INTO WHICH
      IDENTITY OF DOCUMENT                        DOCUMENT IS INCORPORATED

      Definitive Proxy Statement for the          Part III
      Annual Meeting of Shareholders
      To be held April 15, 2003

Transitional Small Business Disclosure Format  Yes[ ] No[X]

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 2002

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Tower Financial Corporation (the "Company") was incorporated as an Indiana corporation on July 8, 1998. The Company owns all of the issued and outstanding stock of Tower Bank & Trust Company (the "Bank") and is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended. In February, 2001, the Federal Reserve Bank of Chicago approved the Company's election to become a financial holding company under the Gramm-Leach Bliley Act. The financial holding company designation permits the Company to engage in certain financial activities, such as selling and underwriting insurance, securities brokerage and merchant banking. At this time, the Company does not engage in such activities and has no current plans to pursue them. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System. The Bank commenced business on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of its initial public offering, or IPO. The Company received total proceeds of $23.5 million (net of offering expenses and underwriters' discounts) from the IPO, of which $15.0 million was used to initially capitalize the Bank.

The Bank provides a range of commercial and consumer banking services primarily in Allen County, Indiana, including Fort Wayne and its suburbs. Those services reflect the Bank's strategy of serving small- to medium-sized businesses and individual customers. The Bank's lending strategy is focused on commercial loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. The Bank also provides personal trust services through its Investment Management & Trust Services.

The Bank's main office is located at 116 East Berry Street in downtown Fort Wayne, Indiana, and serves as the Company's corporate headquarters.

EXPANSION

In May 2000, the Bank opened its first branch office located in the northwest section of Fort Wayne, Indiana. In January 2001, the Bank opened a second branch office located in the southwest section of Fort Wayne and, in September 2002, the Bank opened its third branch office in the northeast section of Fort Wayne. The Bank is currently in negotiation with a real estate developer to develop a site on the south side of Fort Wayne as it continues to round out its presence in that marketplace.

The Bank also has one mortgage loan production office in Huntington, Indiana.

PRIMARY LINES OF BUSINESS

Commercial Lending. The Bank's lending activities focus primarily on providing small- and medium-sized businesses in its market area with commercial business loans. These loans are both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory and accounts receivable, as well as any other purposes considered appropriate by executive management. Typically, the Bank's customers' financing requirements range from $100,000 to $2.0 million. Approximately 16% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. The majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower. The Bank's commercial loans have both fixed and floating interest rates and typically have maturities of 1 to 5 years. Commercial and commercial real estate loans comprised approximately 81% of the Bank's total loan portfolio at December 31, 2002.

Mortgage Banking. The Bank originates both fixed and variable rate, long-term residential mortgage loans and sells a majority of them in the secondary market. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to sell the majority of long-term, fixed rate and variable rate loans in the secondary market. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The Bank also brokers real estate mortgage loans in the secondary market. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers or sells. During 2002, the Bank originated $41.2 million of residential mortgage loans, of which $11.0 million were retained, $26.9 million were sold in the secondary market, and $3.3 million were held for sale on December 31, 2002. The Bank also brokered $46.0 million of residential mortgage loans during 2002. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
($ in thousands)                                         2002         2001         2000
----------------                                        -------      -------      -------
Real estate mortgage loans held for sale at
 beginning of period                                    $ 4,293      $            $
Real estate mortgage loans originated for sale           30,246       16,850
Real estate mortgage loan sales                          31,183       12,557
                                                        -------      -------      -------
Real estate mortgage loans held for sale at
 end of period                                          $ 3,356      $ 4,293      $
                                                        =======      =======      =======
Real estate mortgage loans originated and retained      $10,996      $17,791      $ 5,029
Real estate mortgages brokered                           46,005       26,868       34,335


Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. The majority of the Bank's personal loans are home equity loans and secured by a second lien on real estate. The Bank retains all of such loans.

Investment Management and Trust Services. The Bank's investment management and trust services department offers a range of personal trust services to customers in its market area. The Bank's trust services include estate planning and money management. The Bank believes offering a range of trust products and services is an excellent way to leverage its customer relationships, which should allow for continued growth in investment management and trust department revenues. Trust personnel are experienced and provide personalized customer service. The Bank believes these factors have contributed to its growth from no trust assets under management in October 1999 to approximately $235 million of trust assets under management at December 31, 2002. At December 31, 2002, approximately 52% of the Bank's assets under management were invested in equities, 31% were invested in fixed income products and 17% were invested in cash and other products.

The following table reflects assets under management and revenue of the Bank's investment management and trust services department for the periods indicated.

                               FOR THE YEARS ENDED DECEMBER 31,
                             ------------------------------------
($ in thousands)               2002          2001          2000
----------------             --------      --------      --------
Assets under management      $235,439      $223,710      $141,926
Number of accounts                364           268           161
Average account size         $    647      $    835      $    882
Trust revenue                $  1,085      $    798      $    424


Deposit Generation. The Bank generates deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions and government entities in and around Allen County. The Bank generally seeks a comprehensive banking relationship from its lending customers, which has contributed to its internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. The Bank's deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and internet banking. The Bank also offers a courier service for the deposit convenience of its business customers as well as wholesale lockbox and other business deposit services. At December 31, 2002, approximately 8.7% of the Bank's deposits were out-of-market deposits. Deposits at December 31, 2002, 2001 and 2000 are summarized as follows:


                                            2002                      2001                       2000
                                -----------------------     ---------------------     ----------------------
($ in thousands)                 BALANCE            %       BALANCE           %       BALANCE            %
----------------                ---------         -----     --------        -----     --------         -----
Noninterest-bearing demand      $  42,966          13.8%    $ 28,383         11.1%    $ 25,372          13.5%
Interest-bearing checking          21,582           7.0%      14,909          5.8%      10,792           5.7%
Money market                       99,105          31.9%     112,580         44.0%      81,432          43.3%
Savings                             8,343           2.7%       4,521          1.8%       2,392           1.3%
Time, under $100,000               54,803          17.6%      30,076         11.7%      14,372           7.6%
Time, $100,000 and over            83,785          27.0%      65,684         25.6%      53,936          28.6%
                                ---------         -----     --------        -----     --------         -----
      TOTAL DEPOSITS            $ 310,584         100.0%    $256,153        100.0%    $188,296         100.0%
                                =========         =====     ========        =====     ========         =====


LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 2002 consisted of commercial and commercial real estate loans (81%), residential mortgage loans (8%) and personal loans (11%). The Bank's legal lending limit under applicable federal banking regulations is approximately $6.0 million, based on the legal lending limit of 15% of unimpaired capital and unimpaired surplus of the Bank.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses within our market area. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate by management. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 16% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

Residential Mortgage Loans. The Bank originates residential mortgage loans which are generally long-term, with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to broker the majority of long-term, fixed rate and variable rate loans in the secondary market. The Bank also offers home equity loans. Residential real estate loans are secured by a first lien on the real estate. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers.

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. The majority of the Bank's personal loans are home equity loans secured by a second lien on real estate. The Bank retains all of such loans.

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

The Bank's loan policies also establish an "in-house" limit on the aggregate amount of loans to any one borrower. This limit is a guideline that currently does not exceed $4.0 million. This internal limit is subject to review and revision by the Board of Directors from time to time.

In addition, the Bank's loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to the Bank's lending practices.

Loan Review Policies. To ensure that lending practices adhere to loan policies and guidelines, the Bank established a Loan Review department. The primary activities of the loan review department include (i) conducting reviews of specific loans, (ii) assessing the adequacy of loan ratings assigned by lending personnel, (iii) monitoring portfolio concentrations and (iv) monitoring loans subject to Regulation O. To complete these activities, the Bank employs several management tools, primarily a loan grading system, a loan review memorandum and a formalized watch list.

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

Other Services. The Bank offers a courier service for the deposit convenience of its business customers. The Bank also offers investment management and trust services and telephone banking to its customers. In addition, during early 2001 the Bank also began providing computer banking through the Internet. The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

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

FUNDING SOURCES

The Bank funded its operations in 1999 from its initial capitalization with proceeds of the Company's initial public offering. During 2000, 2001 and 2002, the Company contributed $4,000,000, $6,750,000 and $7,000,000, respectively, to the Bank as capital to support the balance sheet growth. On an ongoing basis, the Bank funds its operations primarily with local deposits. Secondarily, the Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits and other forms of wholesale financing. These alternative funding sources may be more costly than local deposits.

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

REGULATION AND SUPERVISION

General. Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the FDIC, the Indiana Department of Financial Institutions (the "Department"), the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate among other things:

         - the scope of permitted businesses,
         - investments,
         - reserves against deposits,
         - capital levels relative to operations,
         - lending activities and practices,
         - the nature and amount of collateral for loans,
         - the establishment of branches,
         - mergers and consolidations, and
         - dividends.

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

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within 10 business days after the transaction. In other cases, prior written notice to the Federal Reserve Board will be required.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis or Plan of Operation - Capital Sources."

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999 and authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. The Company is registered as a financial holding company; however, the Company has no current plans to pursue any of the expanded activities available to financial holding companies under Gramm-Leach.

Gramm-Leach contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. The Company believes it is in compliance with these new requirements.

The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered member banks. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC, which also has jurisdiction over BIF-insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

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

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and on the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such persons. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Company maintains a correspondent relationship. Also, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase its capital or reduce the amount of its deposits.

The federal banking agencies have published guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to BIF. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% of greater, has a leverage ratio of 5% of greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.

Consumer and Other Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area is designated as all of Allen County, Indiana. The Bank's offices are located in Allen County and Huntington County. The Bank's Board of Directors is required to review the appropriateness of this delineation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

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

EMPLOYEES

As of December 31, 2002, the Company had 98 employees, including 85 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company's employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as its headquarters and the Bank's main office. The headquarters facility consists of drive-up banking windows and approximately 33,000 square feet of usable office space. The lease had an initial term of 10 years, with one renewal option for an additional 10 years. During 2001, the original lease term was extended to 15 years with an expiration date of December 2013 and has the same renewal option as prior to the extension. The Company believes that this space is adequate for its current needs, with the ability for expansion as needed.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 W. Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of five years, expires May 2005 and has two consecutive five-year renewal options. The Bank also leases a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options.

The Bank owns a bank branch on 1.4 acres of land in northeast Fort Wayne at 4303 Lahmeyer Road. This branch office contains 3,000 square feet of space and has two drive-up lanes.

The Bank also leases space in Huntington, Indiana for a mortgage loan production office. The Huntington office is located at 2855 Northpark Road in the northwest part of Huntington and occupies 1,200 square feet of space. The lease had an initial term of three years with an expiration date in February 2002, and the Company is currently on a month-to-month basis. We believe that we could find suitable substitute facilities within thirty (30) days.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.




                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

The Company's common stock is traded on the Nasdaq National Market System under the symbol "TOFC." Prior to listing on the Nasdaq National Market System, the common stock was traded on the OTC Bulletin Board section of the Nasdaq Stock Market. As of February 14, 2003, there were 692 shareholders of record and approximately 2,170 beneficial owners of the common stock.

The prices set forth below reflect the high and low bid information for the Company's common stock as reported on the OTC Bulletin Board by quarter for the year 2001 through September 3, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table also presents the high and low sales prices for the common stock on the Nasdaq National Market System by quarter from September 4, 2001 through December 31, 2002.

HIGH / LOW STOCK PRICE

                                      2002                            2001
                           --------------------------       ------------------------
                             HIGH               LOW           HIGH             LOW
                           --------          --------       --------        --------
      1st Quarter          $ 15.550          $ 11.800       $  8.875        $  8.000

      2nd Quarter          $ 15.250          $ 11.500       $  9.300        $  8.125

      3rd Quarter          $ 12.250          $ 10.250       $ 11.450        $  9.050

      4th Quarter          $ 12.820          $ 11.600       $ 12.000        $ 10.000


DIVIDENDS

The Company does not pay cash dividends on its common stock, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of future dividends will be at the discretion of the Company's board of directors and must comply with applicable law. Future dividend payments will depend upon the Company's financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by its board of directors.

In addition, the Company is a holding company and substantially all of its assets are held by the Bank. The Company's ability to pay dividends to its shareholders, if it determines in the future to do so, will depend primarily on the Bank's ability to pay dividends to the Company. Dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with the issuance of its 9% trust preferred securities due 2031, the Company would be precluded from paying dividends on its common stock (other than dividends in the form of additional shares of common stock) if it was in default under the debentures, if it exercised its right to defer payments of interest on the debentures, or if certain related defaults occurred.

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

USE OF PROCEEDS

On August 29, 2002, the Company completed a rights offering and limited public offering of its common stock. The Company previously disclosed the use of proceeds from those offerings in its Quarterly Report on Form 10-QSB for the period ended September 30, 2002. Subsequent to that report, the Company incurred additional expenses in connection with those offerings. As a result, the Company is updating its previously reported disclosure. Total gross proceeds from the offerings were $14,998,744, of which $609,017 was applied to marketing agents' fees and $733,165 was used to pay expenses of the offerings. Of the resulting $13,656,562 in net proceeds of the offerings to the Company, $7,000,000 was contributed to the Bank as additional capital for future growth and the remaining $6,656,562 of net proceeds were retained by the Company and deposited with the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.  ($ in thousands except for share data)

INTRODUCTION

The Company was formed as a bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering ("IPO"). Total proceeds to the Company from the IPO were $23,470 (net of offering expenses and underwriters' discounts), of which $15,000 was used to initially capitalize the Bank.

As a result of the continued growth, on August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold. Total proceeds from the offering were $13,657 (net of offering and marketing expenses) of which $7,000 was initially used to provide additional capitalization to the Bank for future growth.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements." All statements regarding the Company's expected financial position, business and strategies are forward-looking statements and the Company intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

         - the Company's status as a start-up company with only four years of operating history;

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

         - the Bank's ability to implement developments in technology to be competitive;

         - failure of a significant number of borrowers to repay their loans;

         - general changes in economic conditions, including interest rates and real estate values; and

         - restrictions imposed on the Company by regulators or regulations of the banking industry.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 -- Summary of Significant Accounting Policies to the audited consolidated financial statements included in this report.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

FINANCIAL CONDITION

The Company experienced its fourth year of significant growth during 2002. Total assets of the Company were $377,311 at December 31, 2002 compared to $291,874 at December 31, 2001, an increase of $85,437. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits and FHLB advances. Asset growth has been substantial during each year since the Bank began operations. The significant growth during previous years was also a result of deposit growth at the Bank. As the Bank enters its fifth year of operation, management anticipates that, in the near-term, assets will increase at a rate similar to the Bank's historical trends as management continues to market its institution, products and banking expertise, deliver a high level of customer service and develop its branch network.

Earning Assets. The Company's loan portfolio experienced another year of significant growth during 2002. Loans were $321,340 at December 31, 2002 compared to $232,346 at December 31, 2001 an increase of $88,994, or 38%. The loan portfolio, which equaled 87% and 82% of earning assets at December 31, 2002 and 2001, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2002, commercial and commercial real estate loans were approximately 81% of the loan portfolio and represented loans to business interests generally located within the Bank's market area. Approximately 68% of the loan portfolio at December 31, 2002 consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 13% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial category are represented by owner-occupied and investment real estate at $42 million or 13% of total loans and building, development and general contracting at $38 million or 12% of total loans. The concentration and rapid growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage and home equity lending, while only 14% of loans at December 31, 2002, also experienced significant growth. Consumer loans, only 4% of total loans at December 31, 2002, reflected a decline during 2002 from 2001 levels. Management believes that this growth should continue as the Bank expands its distribution network during 2003; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2002, 2001, 2000 and 1999.

LOANS OUTSTANDING

                                                      DECEMBER 31,
                               ---------------------------------------------------------
($ in thousands)                  2002            2001            2000            1999
                               ---------       ---------       ---------       ---------
Commercial                     $ 219,631       $ 143,087       $  98,794       $  44,110
Commercial real estate            42,165          40,552          30,621           9,165
Residential real estate           26,097          16,740           6,978           5,918
Home equity                       20,043          16,043           6,994           2,551
Consumer                          13,290          15,717          12,386           5,571
                               ---------       ---------       ---------       ---------
    Total loans                  321,226         232,139         155,773          67,315
Deferred loan costs                  114             207             107
Allowance for loan losses         (4,746)         (3,480)         (2,364)         (1,010)
                               ---------       ---------       ---------       ---------
    NET LOANS                  $ 316,594       $ 228,866       $ 153,516       $  66,305
                               =========       =========       =========       =========


The following table presents the maturity of total loans outstanding as of December 31, 2002, according to scheduled repayments of principal and also based upon repricing opportunities.

MATURITIES OF LOANS OUTSTANDING

                                            WITHIN        1 - 5           OVER
($ in thousands)                            1 YEAR        YEARS         5 YEARS       TOTALS
----------------                           --------      --------      --------      --------
LOANS - CONTRACTUAL MATURITY DATES:
Commercial                                 $ 49,462      $123,908      $ 46,261      $219,631
Commercial real estate                       11,505        26,617         4,043        42,165
Residential real estate                       6,145         4,371        15,581        26,097
Home equity                                  14,073         5,347           623        20,043
Consumer                                      8,001         5,130           159        13,290
                                           --------      --------      --------      --------
             Total loans                   $ 89,186      $165,373      $ 66,667      $321,226
                                           ========      ========      ========      ========
LOAN REPRICING OPPORTUNITIES:
Fixed rate                                 $ 15,684      $ 48,817      $ 18,416      $ 82,917
Variable rate                               238,309                                   238,309
                                           --------      --------      --------      --------
             Total loans                   $253,993      $ 48,817      $ 18,416      $321,226
                                           ========      ========      ========      ========

The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "watchlist." Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2002, there were $4,402 of potential problem loans outstanding classified on the watchlist. Nonperforming loans at December 31, 2002 were $719, including $632 of loans placed on nonaccrual status and categorized as impaired and $87 of loans past due 90 days and still accruing which are also categorized as impaired. Gross interest for 2002 for nonaccrual loans would have been $61. Interest actually received on nonaccrual loans was $22 resulting in lost interest to date of $39. At December 31, 2001 there were $816 in nonperforming loans consisting of $469 in nonaccrual and $347 in loans accruing but more than 90 days past due. There were no nonaccrual or impaired loans or any loans past due 90 days or more at December 31, 2000 or 1999. There were no foreign loans outstanding at December 31, 2002, 2001, 2000 or 1999. During 2002, the Bank experienced $500 in net charged-off loans compared to net charge-offs of $4 for 2001, $0 in 2000 and $0 in 1999. While the 2002 level of net charge-offs represents a significant increase over prior years, the 2002 results represent a normal aging of the loan portfolio and reflect the general effects of the sluggish economy on businesses. The 2002 ratio of net charge-offs to total average loans was .18%.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
($ in thousands)

                                                           LOAN                        LOAN                      LOAN      LOAN
                                                           TYPE                        TYPE                      TYPE      TYPE
                             DEC 31,       AS A %         DEC 31,      AS A %         DEC 31,     AS A %        DEC 31,    AS A %
                              2002        OF TOTAL         2001       OF TOTAL         2000      OF TOTAL        1999     OF TOTAL
LOAN TYPE                  ALLOCATION      LOANS        ALLOCATION     LOANS        ALLOCATION    LOANS      ALLOCATION    LOANS
---------                  ----------      -----        ----------     -----        ----------    -----      ----------    -----
Commercial                   $4,033         68.4%         $2,140        61.6%         $  821       63.4%         $334       65.5%
Commercial real estate          199         13.1%            405        17.5%            230       19.7%           69       13.6%
Residential real estate          90          8.1%             42         7.2%             18        4.5%           15        8.8%
Home equity                     125          6.3%             80         6.9%             35        4.5%           12        3.8%
Consumer                        269          4.1%            236         6.8%            186        7.9%           84        8.3%
Unallocated                      30          n/a             577         n/a           1,074        n/a           496        n/a
                             ------        -----          ------       -----          ------      -----        ------      -----
  Total allowance
   for loan losses           $4,746        100.0%         $3,480       100.0%         $2,364      100.0%       $1,010      100.0%
                             ======        =====          ======       =====          ======      =====        ======      =====

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

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. Additional provisions for the allowance are expected during 2003 as a result of anticipated increases in the total loan portfolio. The Company experienced $505 of charge-offs and $5 of recoveries during 2002. Prior to 2002, the Company only experienced an aggregate amount of $5 in loan charge-offs during its first three years of operations.

Securities available for sale at fair value reflected an increase during 2002, and totaled $11,171 at December 31, 2002 compared to $2,384 at December 31, 2001. The Company maintains a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2001 and 2000, the portfolio was used mainly for liquidity as these assets were held in short-term discount notes. During 2002, the Company did expand the size of and the length of maturity of the portfolio as it began to develop a more diversified portfolio. The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. An unrealized gain on this portfolio was recorded at December 31, 2002 in the amount of $372 compared to an unrealized loss of $16 at December 31, 2001 and an unrealized gain of $1 recorded at December 31, 2000. There were no interest-bearing deposits with other banks at December 31, 2002 compared to $2,806 in interest-bearing deposits with other banks at December 31, 2001. The following table presents the total securities portfolio as of December 31, 2002, 2001, and 2000. During the fourth quarter of 2002, the Company sold $3,176 of available for sale agency securities and recorded a $180 gain from the sale.

TOTAL SECURITIES PORTFOLIO

                                                                 DECEMBER 31,
                                                    ------------------------------------
                                                       2002          2001        2000
($ in thousands)                                    FAIR VALUE   FAIR VALUE   FAIR VALUE
----------------                                    ----------   ----------   ----------
U.S. Government agency debt obligations               $ 6,215      $ 1,982      $ 9,957
Obligations of states and political subdivisions        1,943          402
Mortgage-backed securites                               3,013
                                                      -------      -------      -------
   TOTAL SECURITIES                                   $11,171      $ 2,384      $ 9,957
                                                      =======      =======      =======

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decline of $14,102 during 2002, were $26,940 and $41,042 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, these short-term assets were approximately 7% and 14% of earning assets, respectively. The decline in short-term assets during 2002 was reflected mainly as an increase in securities available for sale as the Company modestly extended asset maturity. The balance of short-term assets and the balance as a percent of earning assets are expected to fluctuate as the Company's balance sheet experiences continued growth.

SOURCE OF FUNDS

The Bank's major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank began taking deposits when it commenced operations in February 1999 and experienced significant growth each year. Total deposits were $310,584 at December 31, 2002 and $256,153 at December 31, 2001, an increase of $54,431, or 21%.

Noninterest-bearing deposits grew significantly during 2002 and were $42,966 at December 31, 2001, a 51% increase over $28,383 at December 31, 2001. At December 31, 2002, noninterest-bearing deposits were approximately 13.8% of total deposits, an increase from the 2001 level of 11.1%. Noninterest-bearing deposits at December 31, 2002 were comprised of $39,027 in business checking accounts, $734 in public funds and $3,205 in consumer accounts.

Interest-bearing deposits also grew significantly during 2002 and were $267,618 at December 31, 2002, a 17% increase over $227,770 at December 31, 2001. Interest-bearing deposits at December 31, 2002 were comprised of approximately 37% in money market accounts, 12% in interest-bearing checking and savings accounts, and 51% in certificates of deposit. The December 31, 2002 percentages reflect a modest change in the deposit mix from 2001, when the percentages were 49%, 9%, and 42%, respectively. In 2002, all deposit categories reflected balance increases over 2001 levels with the exception of money market accounts and the most significant increase from 2001 was in both categories of certificates of deposit. CDs under $100 grew by $24,727 from 2001 year-end levels and CDs $100 and over increased by $18,102. The balance of money market accounts at December 31, 2002 was $99,105 compared to $112,580 at December 31, 2001, a decrease of $13,476. While total interest-bearing deposits increased $39,848 from 2001, mainly a result of new accounts established in the business and consumer sectors, the shift in interest-bearing deposits from money markets to CDs was reflective of the low interest rate environment as customers from all segments sought better returns. The balance of interest-bearing deposits at December 31, 2002 reflected $106,052 in business accounts, $102,955 in consumer accounts and $58,611 in public fund accounts compared to $60,880, $83,225, and $83,665, respectively, at December 31, 2001. As of December 31, 2002, the Company had $83,785 in certificates of deposit of $100 or more, of which $55,716 mature within three months; $8,969 mature over three months through six months; $12,378 mature over six months through twelve months; and $6,722 mature over twelve months.

Short-term borrowings at December 31, 2002 were $1,060, unchanged from December 31, 2001, and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $21,500 in Federal Home Loan Bank

("FHLB") callable and bullet advances at December 31, 2002. The FHLB bullet advances mature in various years from March 2003 to June 2005. The callable advances mature in 2011, and each contains a quarterly call feature. There was $6,500 in FHLB callable advances outstanding at December 31, 2001. The increase of $15,000 in FHLB borrowings from the 2001 levels was a result of the Company's efforts to diversify its funding base and desire to lock in funding costs.

The Company had $3,500 aggregate principal amount in trust preferred securities outstanding at December 31, 2002 and 2001 as a result of the Company, through its subsidiary, TCT1, closing a private placement offering of $3,500 in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Stockholders' equity was $39,175 at December 31, 2002 and $23,505 at December 31, 2001. The increase of $15,670 was mainly attributable to the issuance of 1,395,232 shares of common stock during 2002 in conjunction with the Company's rights offering and limited public offering with net proceeds of $13,657, after deducting marketing agent fees and offering expenses. Also affecting the increase during the year was 2002 net income of $1,716 and $64 from the net exercise of stock options. The only other item affecting stockholders' equity was a $233 change in net unrealized appreciation on securities available for sale, net of tax. At the completion of the IPO during 1999, the Company had issued 2,530,000 shares of common stock. The net proceeds from the sale of the stock in the IPO was $23,470 after deducting offering expenses and underwriters' discounts and was recorded as common stock and paid-in-capital. No additional shares were issued during 2000 or 2001. At December 31, 2002, the Company had a balance of $1,761 in retained earnings while at December 31, 2001 the balance was $45, an increase of $1,716 from 2001 due to net income generated during 2002. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. The Company reported net income of $1,716, or $.57 per share, for the year ended December 31, 2002. This reflects an increase in net income from the $1,120, or $.44 per share, in 2001 and net income of $1,074, or $.42 per share, posted during 2000. The year 2002 results reflected substantial growth in revenue from 2001 in revenue. Net interest income in 2002 was $10,050 compared to $7,829 in 2001, an increase of $2,221 due mainly from an increase in loans outstanding. Noninterest income in 2002 was $2,954 compared to $1,785 in 2001, an increase of $1,169 from further development of the trust business and other fee income-based products including mortgage broker fees as well as $277 from gains on the sale of loans and securities. Offsetting the improvements in revenue during 2002 was a $645 increase from 2001 in the provision for loan losses and a $1,778 increase in noninterest expenses related mainly to increases in salaries and benefits, occupancy and equipment costs, and other costs as a result of the Company's growth.

The 2000 results included a $588, or $.23 per share, income tax benefit for recording the net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit was a one-time occurrence. The Company is now generating profits and is recording a normal tax expense as reflected during 2002 and 2001.

The loan loss provisions are made in the period loans are recorded and are immediate reductions to earnings. Loan loss provisions are expected to continue to reduce earnings (as was the case during 2002, 2001 and 2000), although more moderately, if the anticipated rate of loan growth slows relative to the size of the Bank's loan portfolio.

Although continued asset growth is anticipated, resulting in increased loan loss provisions, management believes the overall earnings performance of the Company will improve. As reflected in 2002, the asset growth of the Company is expected to result in an increased level of net interest income, which, coupled with noninterest income, is expected to exceed the growth and level of noninterest expense and provision for loan losses. The following table shows some of the key equity performance ratios for the years ended December 31, 2002, 2001 and 2000.


PERFORMANCE RATIOS

                                         2002       2001       2000(1)
                                         ----       ----       ----
Return on average total assets           0.53%      0.47%      0.68%
Return on average equity                 5.90       4.88       5.04
Average equity to average assets         8.91       9.53      13.49

(1) The performance ratios in 2000 were favorably impacted by the significant tax benefits recorded in 2000.


Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 2002 were $16,494 and $6,444, respectively, netting $10,050 in net interest income. Interest income and interest expense for the year ended December 31, 2001 were $15,931 and $8,102, respectively, resulting in $7,829 in net interest income. Interest income and interest expense for the year ended December 31, 2000 totaled $12,769 and $7,047, respectively, providing for net interest income of $5,722. The substantial increase of $2,221 in net interest income in 2002 from 2001 and the increase over net interest income from 2000 were primarily attributable to an increase in the loans outstanding.

The net yield on average earning assets during 2002 was 3.17% compared to 3.33% for 2001 and 3.70% for 2000. The decline in margin from both prior years was partially due to the funding of the Bank's growth with higher cost deposits in the form of money market accounts, certificates of deposit and FHLB borrowings. The decline in margin during 2002 and 2001 was also attributable to net interest spread compression caused by the decline in general interest rates and its effects on its mostly variable rate mix of loans. Management anticipates that margins will improve as the Company continues to diversify its portfolio with more fixed-rate loans, adds to its securities available for sale portfolio and assuming interest rates increase.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity during 2002, 2001 and 2000.

AVERAGE BALANCE,
INTEREST AND YIELD /
COST ANALYSIS

                                                   2002                           2001                           2000
                                      -----------------------------   ----------------------------    ----------------------------
                                                 INTEREST                        INTEREST                       INTEREST
                                      AVERAGE     EARNED     YIELD    AVERAGE     EARNED    YIELD     AVERAGE    EARNED     YIELD
($ in thousands)                      BALANCE    OR PAID    OR COST   BALANCE    OR PAID   OR COST    BALANCE   OR PAID    OR COST
                                      -------    -------    -------   -------    -------   -------    -------   -------    -------
ASSETS
Short-term investments and
   interest-earning deposits         $   6,042   $    138    2.29%   $   6,916   $   324    4.68%    $   4,239  $   262     6.17%
Federal funds sold                      16,535        266    1.61%      31,490     1,270    4.03%       24,208    1,539     6.36%
Securities - taxable                     8,035        362    4.50%       8,054       420    5.22%       12,661      786     6.21%
Securities - tax exempt (1)              1,464         84    5.73%         270        23    8.75%
Loans held for sale                      2,246         80    3.56%         922        61    6.62%
Loans                                  283,899     15,593    5.49%     187,678    13,840    7.37%      113,683   10,182     8.96%
                                     ---------   --------            ---------   -------             ---------  -------
     Total interest-earning assets     318,221     16,523    5.19%     235,330    15,938    6.77%      154,791   12,769     8.25%
Allowance for loan losses               (4,094)                         (2,845)                         (1,659)
Cash and due from banks                  7,258                           4,884                           3,300
Other assets                             4,697                           3,141                           1,677
                                     ---------                       ---------                       ---------
     Total assets                    $ 326,082                       $ 240,510                       $ 158,109
                                     =========                       =========                       =========
LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest-bearing checking            $  13,707   $    130    0.95%   $   9,134   $   135    1.48%    $   5,319  $   104     1.96%
Savings                                  6,452         91    1.41%       3,028        73    2.42%        2,115       72     3.40%
Money market                           107,540      1,877    1.75%      92,558     3,470    3.75%       52,618    2,954     5.61%
Certificates of deposit                115,283      3,562    3.09%      83,627     4,240    5.07%       60,170    3,898     6.48%
Short-term borrowings                    1,383         22    1.59%         828        28    3.31%          310       19     6.13%
FHLB advances                           14,634        445    3.04%       3,141       117    3.71%
Trust preferred securities               3,500        318    9.08%         441        39    9.00%
                                     ---------   --------            ---------   -------             ---------  -------
     Total interest-bearing
        liabilities                    262,499      6,445    2.46%     192,757     8,102    4.20%      120,532    7,047     5.85%
Noninterest-bearing checking            33,386                          23,560                          15,514
Other liabilities                        1,133                           1,264                             740
Stockholders' equity                    29,064                          22,929                          21,323
                                     ---------                       ---------                       ---------
     Total liabilities and
        stockholders' equity         $ 326,082                       $ 240,510                       $ 158,109
                                     =========                       =========                       =========
NET INTEREST INCOME                              $ 10,078                        $ 7,836                        $ 5,722
                                                 ========                        =======                        =======
RATE SPREAD                                                  2.73%                          2.57%                           2.40%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                 3.17%                          3.33%                           3.70%

(1) Computed on a tax equivalent basis for tax equivalent securities using a 34% statutory tax rate.

The following table shows the changes in interest income, interest expense, and net interest income due to variances in rate and volume of average earning assets and interest-bearing liabilities. The change in interest not solely due to changes in rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

CHANGES IN NET INTEREST INCOME DUE
TO RATE AND VOLUME

                                                                            2002 OVER 2001
                                                         -----------------------------------------------------
($ in thousands)                                          RATE                  VOLUME                  TOTAL
                                                         -------                -------                -------
INCREASE (DECREASE) IN INTEREST INCOME:
      Short-term investments and interest-
         earning deposits                                $  (148)               $   (37)               $  (185)
      Federal funds sold                                    (561)                  (443)                (1,004)
      Securities - taxable                                   (58)                    (1)                   (59)
      Securities - tax exempt                                (11)                    71                     60
      Loans available for sale                               (38)                    57                     19
      Loans                                               (4,133)                 5,887                  1,754
                                                         -------                -------                -------
            Net change in interest income                 (4,949)                 5,534                    585
INCREASE (DECREASE) IN INTEREST EXPENSE:
      Interest-bearing checking                              (59)                    53                     (6)
      Savings                                                (40)                    58                     18
      Money market                                        (2,084)                   492                 (1,592)
      Certificates of deposit                             (1,975)                 1,296                   (679)
      Short-term borrowings                                  (18)                    13                     (5)
      FHLB advances                                          (25)                   353                    328
      Trust preferred securities                               1                    278                    279
                                                         -------                -------                -------
            Net change in interest expense                (4,200)                 2,543                 (1,657)
                                                         -------                -------                -------
NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                                      $  (749)               $ 2,991                $ 2,242
                                                         =======                =======                =======

                                                                            2001 OVER 2000
                                                         -----------------------------------------------------
($ in thousands)                                          RATE                   VOLUME                 TOTAL
                                                         -------                -------                -------
INCREASE (DECREASE) IN INTEREST INCOME:
      Short-term investments and interest-
         earning deposits                                $   (74)               $   136                $    62
      Federal funds sold                                    (656)                   387                   (269)
      Securities - taxable                                  (112)                  (254)                  (366)
      Securities - tax exempt                                                        23                     23
      Loans available for sale                                                       61                     61
      Loans                                               (2,049)                 5,707                  3,658
                                                         -------                -------                -------
            Net change in interest income                 (2,891)                 6,060                  3,169
INCREASE (DECREASE) IN INTEREST EXPENSE:
      Interest-bearing checking                              (30)                    61                     31
      Savings                                                (24)                    25                      1
      Money market                                        (1,209)                 1,725                    516
      Certificates of deposit                               (965)                 1,307                    342
      Short-term borrowings                                  (12)                    21                      9
      FHLB advances                                                                 117                    117
      Trust preferred securities                                                     39                     39
                                                         -------                -------                -------
            Net change in interest expense                (2,240)                 3,295                  1,055
                                                         -------                -------                -------
NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                                      $  (651)               $ 2,765                $ 2,114
                                                         =======                =======                =======

Interest income is primarily generated from the loan portfolio. Average loans comprised 89%, 80% and 73% of average earning assets during 2002, 2001 and 2000, respectively. During 2002, the loan portfolio had an average yield of 5.49%, and earned $15,593, or 94% of total interest income, an increase of $1,753 from 2001. The improvement in net interest income was mainly due to the increase in average loans while the decrease in the prime lending rate during 2002 reflected negatively on net interest income and offset some of the improvement. During 2001, the loan portfolio had an average yield of 7.37% and earned $13,840, or 87% of total interest income. The securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 3%, 5% and 2%, respectively, of average earning assets during 2002. With an average tax-equivalent yield of 4.69%, total securities contributed $446, or 3% of total interest income in 2002, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 1.79% and earned $404 or 2% of total interest income in 2002. During 2001, the securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 4%, 13% and 3%, respectively, of average earning assets. With an average yield of 5.32%, securities contributed $443, or 3% of total interest income in 2001, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 4.15% and earned 10% of total interest income in 2001. During 2000, the securities portfolio, federal funds sold and short-term investments and interest-earning deposits equaled 8%, 16% and 3%, respectively, of average earning assets. With an average yield of 6.21%, securities contributed $786, or 6% of total interest income in 2000, while federal funds sold and short-term investments and interest-earning deposits had a combined average yield of 6.33% and earned 14% of total interest income in 2000.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 34% and 36%, respectively, of average earning assets during 2002; 39% and 36%, respectively of average earning assets during 2001; and 34% and 39%, respectively, of average earning assets during 2000. The percentage change within the money market category reflects the decrease in this type of funding during 2002, reductions mainly from governmental and municipal public funds movement of these dollars to CDs. Although CD balances grew during 2002, their percent of earning assets showed little change reflective of the increases in total borrowings that were 6% of average earning assets during 2002 compared to 2% during 2001. Money market balances had an average rate of 1.75% and cost $1,877 or 29% of total interest expense in 2002. Money market balances had an average rate of 3.75% and cost $3,470 or 43% of total interest expense in 2001. Certificates of deposit had an average rate of 3.09% and cost $3,562 or 55% of total interest expense in 2002. Certificates of deposit had an average rate of 5.07% and cost $4,240 or 52% of total interest expense in 2001. Interest expense on savings and interest-bearing checking totaled 3% of total interest expense during 2002 and unchanged from 2001. The Company paid $785 of interest expense on borrowings, or 12% of total interest expense, during 2002 and paid $184 of interest expense on borrowings, or 2% of total interest expense, during 2001. The increase in borrowing cost during 2002 compared to 2001 is reflective of the higher levels of FHLB advances and a full year of trust preferred securities costs.

During 2000, money market accounts had an average rate of 5.61% and cost $2,954 or 42% of total interest expense, while certificates of deposit had an average rate of 6.48% and cost $3,898, or 55% of total interest expense. Savings deposits and interest-bearing checking accounts equaled 1% and 3% of average earning assets during 2000, respectively. With an average rate of 3.40%, savings deposits cost $72, or 1% of total interest expense in 2000, while interest-bearing checking accounts had an average rate of 1.96% and cost $104, or 1% of total interest expense in 2000. Short-term borrowings, comprised of federal funds purchased, had an average rate of 6.13% during 2000. The Company paid $19 in short-term interest expense, or less than 1% of total interest expense, during 2000.

Provision for Loan Losses. With significant loan growth in all reported years, the provision for loan losses was $1,765 for 2002, $1,120 for 2001 and $1,355 for 2000. This reflects a $645, or 58%, increase from 2002 to 2001. The allowance for loan losses as a percentage of total loans outstanding was 1.48%, 1.50% and 1.52% at December 31, 2002, 2001, and 2000, respectively. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses incurred in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Although the Bank experienced some loan losses during 2002, it does not yet have enough history of loss activity to use its own loss experience to establish the allowance for loan losses, therefore, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending and in consideration of general trends in the economy. The Company had $719 of nonperforming loans at

December 31, 2002, a decline of $97 from the $816 of nonperforming loans at December 31, 2001. The Company reported $500 of net charge-offs, or .18% of average loans during 2002, and had one charge-off of $4 during 2001. The Company had no charge-offs during 2000 and had no nonperforming loans at December 31, 2000.

Noninterest Income. Noninterest income recorded substantial growth during 2002 as all major categories reflected improved performance. Total noninterest income was $2,954 for the year ended December 31, 2002 compared to $1,785 and $1,028 for the years ended December 31, 2001 and 2000, respectively. Fees from trust services grew 36% resulting from an increasing base of accounts and was $1,085 for 2002 compared to $798 for 2001 and $424 in 2000. In addition to trust income, the mortgage origination unit significantly improved its results during 2002, attributable to an expanded workforce and a lower interest rate environment. Mortgage broker fees were $782 during 2002, an increase of $292 or 60% from $490 for 2001. Mortgage broker fees were $296 for 2000. Other improvements during 2002 included a $168 or 67% increase in deposit service charges, and a $145 or 59% increase in other fee-based income. Service charge income increased due to an overall expanded account base, a higher level of fees generated on business accounts and increased activity from NSF/OD charges. Other fees increased as a result of a higher volume in the Company's off-balance-sheet mutual fund sweep product. In addition to the above, 2002 noninterest income results included $180 in gains on the sale of securities available for sale and $96 in gain on sale of loans. There were no gains or losses on the sale of assets in prior years.

Noninterest Expense. Noninterest expense totaled $8,416 for the year ended December 31, 2002 compared to $6,638 and $4,909 for the years ended December 31, 2001 and 2000, respectively, an increase of $1,778 or 27% over 2001. The increase in expenses is mainly attributable to the growth in the Company's business and the additional overhead costs associated with that growth. This is evidenced by salaries and benefits costs, which increased $779, or 20%, and occupancy and equipment costs which increased $219, or 27%, over their respective 2001 levels. Salary and benefits costs were $4,671 for 2002, while occupancy and equipment costs were $1,044. Other various expense categories increased during 2002, such as data processing, office supplies and postage, and courier services, but to a lesser dollar amount than those mentioned above. Loan and professional costs decreased during 2002 from prior year levels as the Company incurred additional costs in 2001 mainly associated with its application to Nasdaq for its common stock to be listed on the Nasdaq National Market System, as well as costs incurred to improve its internal audit and compliance functions. Other expense was $1,277 for 2002 which reflected a $689 increase over 2001 levels due primarily to the recording of a $428 valuation allowance in the fourth quarter of 2002 for stale-dated receivables. The Company has begun collection efforts to attempt to recover these receivables.

During 2001, salaries and benefits costs were $3,892, while occupancy and equipment expenses totaled $825. Additional large overhead expenses in 2001 included costs for loan and professional fees and services, which amounted to $525, and marketing expenses which were $200. Significant noninterest expenses during 2000 were $3,078 for salary and benefit costs, $636 for occupancy and equipment costs, and $261 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 64.7% in 2002 compared to 69.0% in 2001 and 72.7% in 2000. This level of efficiency ratio continues to be high, but reflects continued improvement from 2001 and 2000. As anticipated, this improvement in efficiency ratio resulted from the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized, the Company will earn more on the larger base of earning assets while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense (Benefit). During 2002 and 2001, the Company recorded $1,108 and $736, respectively in income taxes expense. The effective tax rate recorded for 2002 was 39.2% for 2002 as compared to 39.7% for 2001. During 2000, the Company recorded an income tax benefit of $588, or $.23 per share. The tax benefit in 2000 resulted from the use of a net operating loss carryforward and other net deferred tax assets, net of taxes currently payable. The tax benefit recorded during 2000 was a one-time occurrence as the Company is now generating profits and should reflect a normal tax expense going forward as was the experience during 2002 and 2001.

CAPITAL SOURCES

Stockholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Stockholders' equity was $39,175 and $23,505 at December 31, 2002 and 2001, respectively. The increase of $15,670 was mainly attributable to the issuance of 1,395,232 shares of common stock during 2002 in conjunction with the Company's rights offering and limited public offering. Gross proceeds from these offerings in which shares were sold at $10.75, were $14,999, of which $1,342 was applied to marketing and offering costs. The Company initially used $7,000 of the net proceeds from these offerings to provide additional capitalization to the Bank. Also affecting the increase in stockholders' equity during 2002 was net income of $1,716 and $64 from the net exercise of stock options. Significant additions to stockholders' equity during 2001 and 2000 were from net income amounting to $1,120 and $1,074, respectively.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As a condition to regulatory approvals for the formation of the Bank, the Company was required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions expired in February 2002. Currently, and going forward, both the Company and the Bank are now subject to the same capitalization requirements as other financial holding companies and banks. Since the Bank began operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2002 and 2001 are disclosed under
Note 15 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2002, 2001 or 2000. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

LIQUIDITY AND CAPITAL RATIOS                           DECEMBER 31
                                                 ----------------------
                                                  2002             2001
                                                 ------           -----
Loan to deposit ratio                            103.46%          90.71%
Loan to funding ratio                             95.45%          86.95%
Total risk-based capital                          13.86%          12.12%
Tier 1 risk-based capital                         12.61%          10.87%
Tier 1 leverage capital                           11.75%          10.02%

LIQUIDITY

Liquidity is measured by the Company's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet depositor withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

The Company's liquidity strategy is to fund growth with deposits and FHLB borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2002 and 2001. The Company mainly generated deposits from in-market sources; however, it expanded its funding base during 2001 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. At December 31, 2002, the balance of non-brokered national market CDs and FHLB borrowings were $26,913 and $21,500 respectively, as compared to $13,321 and $6,500 at December 31, 2001. At December 31, 2002 and 2001, total deposits were $310,584 and $256,153, respectively, and the loan-to-deposit ratio was 103.5% and 90.7%, respectively. The Company expects to continue to experience substantial loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and at December 31, 2002 had $1,060 outstanding, unchanged from the December 31, 2001 balance. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $21,115 and $6,000 at December 31, 2002 and 2001, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

COMMITMENTS AND OFF-BALANCE SHEET RISK

In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby and commercial letters of credit. The Bank maintains off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment is generally required based on management's credit assessment of the borrower.

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2002, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

The following tables represent the Company's contractual obligations and commitments at December 31, 2002.

CONTRACTUAL OBLIGATIONS                                PAYMENTS DUE BY PERIOD
at December 31, 2002                   -------------------------------------------------------
                                        LESS
                                        THAN 1      1 - 3       4 - 5      AFTER 5
($ in thousands)                         YEAR       YEARS       YEARS       YEARS       TOTAL
                                       -------     -------     -------     -------     -------
Federal Home Loan Bank advances        $11,000     $ 4,000     $           $ 6,500     $21,500
Trust preferred securities                                                   3,500       3,500
Operating leases                           511         975       1,021       3,088       5,595
                                       -------     -------     -------     -------     -------
Total contractual cash obligations     $11,511     $ 4,975     $ 1,021     $13,088     $30,595
                                       =======     =======     =======     =======     =======

COMMITMENTS                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
at December 31, 2002             -------------------------------------------------------
                                  LESS
                                 THAN 1       1 - 3       4 - 5      AFTER 5
($ in thousands)                  YEAR        YEARS       YEARS       YEARS       TOTAL
                                 -------     -------     -------     -------     -------
Lines of credit                  $37,921     $12,044     $ 2,544     $17,210     $69,719
Standby letters of credit          1,265         694                               1,959
                                 -------     -------     -------     -------     -------
Total commercial commitments     $39,186     $12,738     $ 2,544     $17,210     $71,678
                                 =======     =======     =======     =======     =======

RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2002 and 2001, the Bank had $21.0 million and $14.2 million, respectively, in loan commitments to directors and executive officers, of which $16.6 million and $12.5 million were funded at the respective period-ends. These loans have been made in the Bank's ordinary course of business with similar terms to the Bank's similarly situated customers.

During 2002 and 2001, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John
V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $348, $252 and $216 during 2002, 2001 and 2000, respectively. The lease is accounted for as an operating lease. Refer to the discussion above for a summary of future lease payment commitments under this and other leases.

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

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

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

The following table depicts the Company's GAP position as of December 31, 2002:

RATE SENSITIVITY ANALYSIS

                                           WITHIN          THREE TO        ONE TO         AFTER
                                           THREE            TWELVE          FIVE           FIVE
($ in thousands)                           MONTHS           MONTHS          YEARS          YEARS          TOTAL
                                          ---------       ---------       ---------      ---------      ---------
ASSETS
      Federal funds sold, short-term
         investments and interest-
         earning deposits                 $  26,940       $               $              $              $  26,940
      Securities available for sale           1,014             100           8,057          1,999         11,170
      FHLBI and FRB stock                     2,058
      Loans held for sale                     5,770                                                         5,770
      Fixed rate loans                        7,625           8,059          48,817         18,416         82,917
      Variable rate loans                   238,309                                                       238,309
      Allowance for loan losses                                                                            (4,746)
      Other assets                                                                                         14,893
                                          ---------       ---------       ---------      ---------      ---------
Total assets                              $ 279,658       $   8,159       $  56,874      $  20,415      $ 377,311
                                          ---------       ---------       ---------      ---------      ---------
LIABILITIES
      Interest-bearing checking           $  21,582       $               $              $              $  21,582
      Savings accounts                        8,342                                                         8,342
      Money market accounts                  99,105                                                        99,105
      Time deposits < $100,000                8,111          25,481          21,211                        54,803
      Time deposits $100,000 and over        55,716          21,347           6,722                        83,785
      Short-term borrowings                   1,060                                                         1,060
      FHLB advances                           9,000           8,500           4,000                        21,500
      Trust preferred securities                                                             3,500          3,500
      Noninterest-bearing checking                                                                         42,966
      Other liabilities                                                                                     1,493
                                          ---------       ---------       ---------      ---------      ---------
Total liabilities                           202,916          55,328          31,933          3,500        338,136
STOCKHOLDERS' EQUITY                                                                                       39,175
                                          ---------       ---------       ---------      ---------      ---------
Total sources of funds                    $ 202,916       $  55,328       $  31,933      $   3,500      $ 377,311
                                          ---------       ---------       ---------      ---------      ---------
Net asset (liability) GAP                 $  76,742       $ (47,169)      $  24,941      $  16,915      $
                                          ---------       ---------       ---------      ---------      ---------
CUMULATIVE GAP                            $  76,742       $  29,573       $  54,514      $  71,429      $
                                          ---------       ---------       ---------      ---------      ---------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                20.3%            7.8%           14.4%          18.9%              %

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

Due to the low level of risk during the first, second and third years of operation, the Company did not utilize simulation analysis as a tool for measuring the effects of interest rate risk on the income statement. As growth has dictated, the Company has acquired and is in the process of implementing simulation modeling capabilities for use in the future.

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

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED STATISTICAL DATA

                                                                             Years ended December 31,
                                                   ----------------------------------------------------------------------------
($ in thousands, except share data)                  2002              2001              2000              1999        1998 (1)
                                                   ---------         ---------         ---------        ---------     ---------
RESULTS OF OPERATIONS:
Interest income                                    $  16,494         $  15,931         $  12,769        $   3,682     $
Interest expense                                       6,444             8,102             7,047            1,394
Net interest income                                   10,050             7,829             5,722            2,288
Provision for loan losses                              1,765             1,120             1,355            1,010
Noninterest income                                     2,954             1,785             1,028              288
Noninterest expense                                    8,416             6,638             4,909            3,241           473
Income (loss) before income taxes                      2,823             1,856               486           (1,675)         (473)
Income taxes expense (benefit)                         1,107               736              (588)
Net income (loss)                                      1,716             1,120             1,074           (1,675)         (473)
                                                   ---------         ---------         ---------        ---------     ---------
PER SHARE DATA:
Net income (loss): basic                           $    0.57         $    0.44         $    0.42        $   (0.71)    $     n/m
Net income (loss): diluted                              0.56              0.44              0.42            (0.71)          n/m
Book value at end of period                             9.97              9.29              8.85             8.43           n/m
Dividends declared                                       n/a               n/a               n/a              n/a           n/a
                                                   ---------         ---------         ---------        ---------     ---------
BALANCE SHEET DATA:
Total assets                                       $ 377,311         $ 291,874         $ 212,413        $ 103,647     $     397
Total securities available for sale                   11,171             2,384             9,957            5,246
Loans held for sale                                    5,770             4,293
Total loans                                          321,340           232,346           155,880           67,315
Allowance for loan losses                              4,746             3,480             2,364            1,010
Total deposits                                       310,584           256,153           188,296           81,733
Short-term borrowings                                  1,060             1,060               530              210
FHLB advances                                         21,500             6,500
Trust preferred securities                             3,500             3,500
Stockholders' equity                                  39,175            23,505            22,395           21,320          (473)
                                                   ---------         ---------         ---------        ---------     ---------
PERFORMANCE RATIOS:
Return on average assets                               0.53%             0.47%             0.68%            (2.96)%         n/m
Return on average stockholders' equity                 5.90%             4.88%             5.04%            (8.25)%         n/m
Net interest margin                                    3.17%             3.33%             3.70%            4.20%           n/m
Efficiency ratio                                      64.72%            69.04%            72.73%          125.84%           n/m
                                                   ---------         ---------         ---------        ---------     ---------
ASSET QUALITY RATIOS:
Nonperforming assets to loans                          0.22%             0.35%             0.00%            0.00%           n/a
Net charge-offs to average loans                       0.18%             0.00%             0.00%            0.00%           n/a
Allowance for loan losses to loans                     1.48%             1.50%             1.52%            1.50%           n/a
                                                   ---------         ---------         ---------        ---------     ---------
LIQUIDITY AND CAPITAL RATIOS:
Loan to deposit ratio                                103.46%            90.71%            82.78%           82.36%           n/a
Total stockholders' equity to total assets            10.38%             8.06%            10.54%           20.57%           n/m
Total risk-based capital                              13.86%            12.12%            14.24%           25.96%           n/m
Tier 1 leverage risk-based capital                    12.61%            10.87%            12.99%           24.79%           n/m
Tier 1 leverage capital                               11.75%            10.02%            11.21%           24.75%           n/m

(1)   1998 includes period from date of inception July 8, 1998 to December 31,
      1998

n/m   - not meaningful

n/a   - not applicable

ITEM 7. FINANCIAL STATEMENTS

Tower Financial Corporation
CONSOLIDATED BALANCE SHEETS
At December 31, 2002 and 2001

                                                                            2002             2001
                                                                       -------------    -------------
ASSETS
Cash and due from banks                                                $   9,228,782    $   7,634,418
Short-term investments and interest-earning deposits                      13,598,037       16,696,853
Federal funds sold                                                        13,341,860       24,344,768
                                                                       -------------    -------------
   Total cash and cash equivalents                                        36,168,679       48,676,039

Interest-earning deposits                                                                   2,806,000
Securities available for sale, at fair value                              11,170,570        2,384,020
FHLBI and FRB stock                                                        2,057,500        1,097,500
Loans held for sale                                                        5,769,700        4,293,350

Loans                                                                    321,339,946      232,346,371
Allowance for loan losses                                                 (4,745,672)      (3,480,205)
                                                                       -------------    -------------
   Net loans                                                             316,594,274      228,866,166

Premises and equipment, net                                                2,625,602        1,573,848
Accrued interest receivable                                                1,092,806          954,805
Other assets                                                               1,831,785        1,222,582
                                                                       -------------    -------------
   Total assets                                                        $ 377,310,916    $ 291,874,310
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                 $  42,966,347    $  28,382,995
   Interest-bearing                                                      267,617,640      227,770,072
                                                                       -------------    -------------
   Total deposits                                                        310,583,987      256,153,067
Short-term borrowings                                                      1,060,000        1,060,000
Federal Home Loan Bank (FHLB) advances                                    21,500,000        6,500,000
Trust preferred securities                                                 3,500,000        3,500,000
Accrued interest payable                                                     272,303          288,932
Other liabilities                                                          1,219,763          866,972
                                                                       -------------    -------------
   Total liabilities                                                     338,136,053      268,368,971

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 3,931,184 and 2,530,000 shares issued and outstanding
   at December 31, 2002 and December 31, 2001, respectively               37,190,692       23,469,770
Retained earnings                                                          1,760,778           45,149
Accumulated other comprehensive income (loss), net of tax
   of $148,928 in 2002 and $(6,400) in 2001                                  223,393           (9,580)
                                                                       -------------    -------------
   Total stockholders' equity                                             39,174,863       23,505,339
                                                                       -------------    -------------

   Total liabilities and  stockholders' equity                         $ 377,310,916    $ 291,874,310
                                                                       =============    =============

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000

                                           2002           2001           2000
                                       ------------   ------------   ------------
INTEREST INCOME:
 Loans, including fees                 $ 15,673,401   $ 13,901,202   $ 10,181,798
 Securities - taxable                       361,612        420,478        786,116
 Securities - tax exempt                     54,994         15,891
 Other interest income                      404,391      1,593,454      1,800,826
                                       ------------   ------------   ------------
   Total interest income                 16,494,398     15,931,025     12,768,740
INTEREST EXPENSE:
 Deposits                                 5,659,440      7,918,267      7,027,543
 Short-term borrowings                       21,963         27,375         18,978
 FHLB advances                              445,396        116,524
 Trust preferred securities                 317,633         39,375
                                       ------------   ------------   ------------
   Total interest expense                 6,444,432      8,101,541      7,046,521
                                       ------------   ------------   ------------
Net interest income                      10,049,966      7,829,484      5,722,219
PROVISION FOR LOAN LOSSES                 1,765,000      1,120,000      1,355,000
                                       ------------   ------------   ------------
Net interest income after provision
 for loan losses                          8,284,966      6,709,484      4,367,219
NONINTEREST INCOME:
 Trust fees                               1,085,023        798,464        424,251
 Service charges                            417,471        249,051         84,513
 Loan broker fees                           781,909        489,944        296,233
 Net gain on sale of loans                   96,175
 Net gain on sale of securities             180,351
 Other fees                                 393,426        247,903        222,767
                                       ------------   ------------   ------------
   Total noninterest income               2,954,355      1,785,362      1,027,764
NONINTEREST EXPENSE:
 Salaries and benefits                    4,604,488      3,892,043      3,077,557
 Occupancy and equipment                  1,044,155        825,325        635,522
 Marketing                                  262,857        200,451        185,607
 Data processing                            282,737        219,842        148,028
 Loan and professional costs                470,723        525,244        261,484
 Office supplies and postage                230,032        199,922        171,134
 Courier services                           243,711        187,935        132,874
 Other expense                            1,277,489        587,729        296,807
                                       ------------   ------------   ------------
   Total noninterest expense              8,416,192      6,638,491      4,909,013
                                       ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                2,823,129      1,856,355        485,970
Income taxes expense (benefit)            1,107,500        736,400       (588,100)
                                       ------------   ------------   ------------
NET INCOME                             $  1,715,629   $  1,119,955   $  1,074,070
                                       ============   ============   ============
BASIC EARNINGS PER COMMON SHARE        $       0.57   $       0.44   $       0.42
DILUTED EARNINGS PER COMMON SHARE      $       0.56   $       0.44   $       0.42

Average common shares outstanding         3,008,145      2,530,000      2,530,000
Average common shares and dilutive
 potential common shares outstanding      3,069,648      2,531,818      2,530,000

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2002, 2001 and 2000


                                                2002          2001           2000
                                             -----------   -----------    -----------
Net income                                   $ 1,715,629   $ 1,119,955    $ 1,074,070


Other comprehensive income (loss):
Change in net unrealized appreciation
  (depreciation) on securities available for
  sale, net of reclassification adjustments
  and tax of $155,328 in 2002,$(6,747) in
  2001 and $347 in 2000                          232,973       (10,109)         1,244
                                             -----------   -----------    -----------
COMPREHENSIVE INCOME                         $ 1,948,602   $ 1,109,846    $ 1,075,314
                                             ===========   ===========    ===========

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2002, 2001 and 2000


                                        COMMON        RETAINED          ACCUMULATED
                                       STOCK AND      EARNINGS             OTHER
                                        PAID-IN     (ACCUMULATED       COMPREHENSIVE
                                        CAPITAL        DEFICIT)        INCOME (LOSS)      TOTAL
                                     ------------    ------------      -------------   ------------
BALANCE, JANUARY 1, 2000             $ 23,469,770    $ (2,148,876)      $    (715)     $ 21,320,179

Net income for 2000                                     1,074,070                         1,074,070

Change in net unrealized
 appreciation (depreciation)
 on securities available
 for sale, net of tax of $347                                               1,244           1,244
                                     ------------    ------------       ------------   ------------
BALANCE, DECEMBER 31, 2000             23,469,770      (1,074,806)            529        22,395,493

Net income for 2001                                     1,119,955                         1,119,955

Change in net unrealized
 appreciation (depreciation)
 on securities available
 for sale, net of tax of $(6,747)                                         (10,109)          (10,109)
                                     ------------    ------------       ------------   ------------
BALANCE, DECEMBER 31, 2001             23,469,770          45,149          (9,580)       23,505,339

Net income for 2002                                     1,715,629                         1,715,629

Issuance of 1,395,232 shares
 of common stock, net of
  underwriters' fee and
  offering costs                       13,656,562                                        13,656,562

Issuance of 5,952 shares of common
 stock for stock options exercised         59,520                                            59,520

Tax benefit on non-qualified
 stock options                              4,840                                             4,840

Change in net unrealized
appreciation (depreciation)
 on securities available
 for sale, net of tax of $155,328                                         232,973           232,973
                                     ------------    ------------       ------------   ------------
BALANCE, DECEMBER 31, 2002           $ 37,190,692    $  1,760,778       $ 223,393      $ 39,174,863
                                     ============    ============       ============   ============

   The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2002, 2001 and 2000

                                                                2002            2001             2000
                                                            -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $1,715,629      $1,119,955       $1,074,070
 Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                               405,672         324,916          229,230
    Provision for loan losses                                 1,765,000       1,120,000        1,355,000
    Net gain on sale of loans                                   (96,175)
    Net gain on sale of securities                             (180,351)
    Change in accrued interest
    receivable                                                 (138,001)         97,771         (746,308)
    Change in other assets                                     (668,356)       (467,806)        (696,649)
    Change in accrued interest payable                          (16,629)       (176,940)         333,443
    Change in other liabilities                                 352,791         141,753          473,998
    Origination of loans held for sale                      (32,660,100)    (16,849,805)
    Proceeds from sales of loans held for sale               31,183,750      12,556,455
                                                            -----------     -----------      -----------
       Net cash from operating activities                     1,663,230      (2,133,701)       2,022,784
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans                                        (89,493,108)    (76,470,230)     (88,565,925)
 Net change in interest-earning deposits                      2,806,000        (306,000)      (2,500,000)
 Purchase of securities available for sale (AFS)            (14,493,462)    (29,444,026)    (121,002,718)
 Purchase of FHLB and FRB stock                                (960,000)       (428,050)         (98,600)
 Proceeds from maturities of securities AFS                   3,087,096      37,000,000      116,293,000
 Proceeds from sale of securities AFS                         3,176,070
 Purchase of equipment and leasehold expenditures            (1,445,028)       (644,641)        (759,378)
                                                            -----------     -----------      -----------
       Net cash from investing activities                   (97,322,432)    (70,292,947)     (96,633,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                      54,430,920      67,856,943      106,562,886
 Net change in short-term borrowings                                            530,000          320,000
 Gross proceeds from issuance of common stock
       from exercise of stock options and tax benefits           64,360
 Gross proceeds from issuance of common stock
       from stock offering                                   14,998,744
 Payment of underwriters' fee and
 offering costs                                              (1,342,182)
 Proceeds from FHLB advances                                 20,000,000       6,500,000
 Repayment of FHLB advances                                  (5,000,000)
 Proceeds from issuance of trust
 preferred
       securities                                                             3,500,000
                                                            -----------     -----------      -----------
       Net cash from financing activities                    83,151,842      78,386,943      106,882,886
                                                            -----------     -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (12,507,360)      5,960,295       12,272,049
Cash and cash equivalents, beginning of period               48,676,039      42,715,744       30,443,695
                                                            -----------     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $36,168,679     $48,676,039      $42,715,744
                                                            ===========     ===========      ===========
Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                                                    $6,461,061      $8,278,481       $6,713,078
 Income taxes                                                 1,725,480       1,010,474           45,000

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

      On August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold at $10.75 per share. Of the shares sold, 694,199 shares were sold to existing shareholders through the rights offering and 701,033 shares were sold to new investors through the limited public offering. Total gross proceeds from the offerings were $14,998,744 with marketing agent's fees and offering expenses of $1,342,182. The Company used $7,000,000 of the net proceeds from the offerings to provide additional capitalization to Tower Bank & Trust Company for future growth.

      The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2002, commercial and commercial real estate loans totaled approximately 81.5% of total loans, residential real estate loans totaled approximately 8.1% and home equity and consumer loans totaled approximately 10.4%. Categories of commercial loans at December 31, 2002 exceeding 30% of year-end stockholders' equity are as follows: real estate (including owner-occupied and investment) - $42 million, or 13% of total loans; building, development and general contracting - $38 million or 12% of total loans; health care and social assistance - $24 million or 7% of total loans; manufacturing - $16 million or 5% of total loans; and professional, scientific and technical services
      - $14 million or 4% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Company also provides trust services to customers. While the Company's management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable segment.

      PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, the Bank and TCT1. All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; future results could differ. The allowance for loan losses, impaired loan disclosures, and the fair values of securities and other financial instruments are particularly subject to change.

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

      LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Payments received on such loans are reported as principal reductions.

      All interest accrued but not received for loans placed on nonaccrual is reversed against income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

      PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the buildings, leasehold improvements, furniture and equipment. Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

      BENEFIT PLANS: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service.

      STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in the net income, as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                                   2002            2001             2000
                                                ----------      ----------       ----------
Net income as reported                          $1,715,629      $1,119,955       $1,074,070
Deduct: Stock-based compensation expense
  determined under fair value-based method        (126,673)       (201,381)        (375,714)
                                                ----------      ----------       ----------
Pro forma net income                            $1,588,956        $918,574         $698,356

Basic earnings per share as reported                 $0.57           $0.44            $0.42
Pro forma basic earnings per share                    0.53            0.36             0.28

Diluted earnings per share as reported                0.56            0.44             0.42
Pro forma diluted earnings per share                  0.52            0.36             0.28


The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date.


                                                   2002            2001             2000
                                                ----------      ----------       ----------
    Risk-free interest rate                           4.81%           4.83%            6.58%
    Expected option life                           8 years         8 years          8 years
    Expected stock price volatility                  25.78%          30.85%           34.96%
    Dividend yield                                    None            None             None


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

      DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. There were no derivatives or hedge activity during the years 2002 or 2001.

      OFF BALANCE SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financial needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

      DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive impact of any additional dilutive potential common shares issuable under stock options.

      COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustments and tax, which is also recognized as a separate component of stockholders' equity.

      LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

      RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $1.8 million and $328,000 was required to meet regulatory reserve and clearing requirements at December 31, 2002 and 2001.

      NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management estimates that when the new accounting standards are effective in 2003 they would not have a material impact on the Company's financial condition or results of operations.

      RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - SECURITIES AVAILABLE FOR SALE


The fair value of securities available for sale at December 31, 2002 and 2001 were as follows:

                                                            2002
                                          ----------------------------------------
                                              FAIR       UNREALIZED    UNREALIZED
                                             VALUE         GAINS         LOSSES
                                          -----------   -----------    -----------
U.S. Government agency debt obligations   $ 6,214,830   $   208,897    $
Obligations of states and political
  subdivisions                              1,942,595        73,222
Mortgaged-backed securities                 3,013,145        90,202

      TOTAL INVESTMENT SECURITIES         $11,170,570   $   372,321    $
                                          ===========   ===========    ===========

                                                            2001
                                          ----------------------------------------
                                              FAIR       UNREALIZED    UNREALIZED
                                             VALUE         GAINS         LOSSES
                                          -----------   -----------    -----------
U.S. Government agency debt obligations   $1,982,020    $              $(17,980)
Obligations of states and political
subdivisions                                 402,000          2,000
                                          ----------    -----------    -----------
     TOTAL INVESTMENT SECURITIES          $2,384,020    $     2,000    $(17,980)
                                          ==========    ===========    ===========

The fair values of debt securities available for sale at December 31, 2002, by contractual maturity are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately . Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                         WEIGHTED
                                         AVERAGE           FAIR
                                        YIELD (1)          VALUE
                                        ----------      ----------
Due in one year or less                    3.02%        $  100,430
Due after one to five years                4.24%         8,056,995
Mortgage-backed securities                 4.77%         3,013,145


(1) Computed on a tax-equivalent basis for tax-exempt securities using a 34% statutory tax rate

Proceeds from the sale of securities available for sale during 2002 totaled $3,176,070. Gross gains and losses realized were $180,351 and $-0-. There were no sales of securities during 2001 and 2000.

Securities with an amortized cost of $3,100,000 and $2,000,000 were pledged to secure borrowings from the FHLB at December 31, 2002 and 2001, respectively.

At December 31, 2002, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Note 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES


Loans at December 31, 2002 and 2001 were as follows:


                                          2002                       2001
                              ------------------------------------------------
                                 BALANCE          %         BALANCE         %
                              ------------      ----     ------------     ----
Commercial                    $219,631,123      68.4%    $143,087,477     61.6%
Commercial real estate          42,164,922      13.1%      40,551,840     17.5%
Residential real estate         26,097,307       8.1%      16,739,642      7.2%
Home equity                     20,042,459       6.3%      16,042,465      6.9%
Consumer                        13,290,091       4.1%      15,717,153      6.8%
                              ------------      ----     ------------     ----
  Total loans                  321,225,902     100.0%     232,138,577    100.0%
Net deferred loan costs            114,044                    207,794
Allowance for loan losses
                                (4,745,672)                (3,480,205)
                              ------------               ------------
    NET LOANS                 $316,594,274               $228,866,166



Activity in the allowance for loan losses during 2002, 2001, 2000 and 1999 was as follows:

                                      2002         2001            2000           1999
                                 -----------    -----------    -----------   -----------
Beginning balance, January 1     $ 3,480,205    $ 2,364,509    $ 1,009,509   $
Provision charged to operating
  expense                          1,765,000      1,120,000      1,355,000     1,010,000
Charge-offs:
  Commercial                        (479,375)        (4,304)
  Commercial real estate                (579)
  Home equity                        (22,284)
  Consumer                            (1,834)                                       (491)
Recoveries:
  Commercial real estate                 472
  Home equity                          4,067
                                 -----------    -----------    -----------   -----------
   ENDING BALANCE,DECEMBER 31    $ 4,745,672    $ 3,480,205    $ 2,364,509   $ 1,009,509
                                 ===========    ===========    ===========   ===========

Impaired Loans were as follows:


                                                                   2002          2001        2000
                                                                 --------       -------     -------
      Year-end loans with no allocated allowance
          for loan losses                                        $             $            $
      Year-end loans with allocated allowance
          for loan losses                                         632,137       468,863
                                                                 --------      --------     -------
          TOTAL                                                  $632,137      $468,863     $
                                                                 ========      ========     =======
      Amount of the allowance for loan losses allocated          $181,100      $234,432     $
      Average of impaired loans during the year                  $727,286      $720,754     $

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant to this presentation.


Nonperforming loans were as follows:

                                                 2002          2001          2000            1999
                                               --------      --------     --------        ---------
      Loans past due over 90 days
        still on nonaccrual                     $87,304      $347,233     $               $
      Nonaccrual loans                          632,137       468,863
                                               --------      --------     ---------       ---------
          TOTAL                                $719,441      $816,096     $               $
                                               ========      ========     =========       =========

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were no troubled debt restructurings at December 31, 2002, 2001, 2000 or 1999.

Note 4  -  PREMISES AND EQUIPMENT, NET

Premises and equipment at December 31, 2002 and 2001 were as follows:

                                        2002              2001
                                    -----------       -----------
Land                                $   350,179       $    20,000
Buildings                               200,442
Leasehold improvements                  760,997           516,628
Furniture and equipment               2,374,248         1,456,406
Construction in process                                   247,804
                                    -----------       -----------
   Subtotal                           3,685,866         2,240,838
Accumulated depreciation             (1,060,264)         (666,990)
                                    -----------       -----------
   PREMISES AND EQUIPMENT, NET      $ 2,625,602       $ 1,573,848
                                    ===========       ===========

Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5  -  DEPOSITS

Deposits at December 31, 2002 and 2001 are summarized as follows:

                                                    2002                              2001
                                       -------------------------         -------------------------
                                          BALANCE            %              BALANCE            %
                                       ------------        -----         ------------        -----
Noninterest-bearing demand             $ 42,966,347         13.8%        $ 28,382,995         11.1%
Interest-bearing checking                21,582,021          7.0%          14,909,190          5.8%
Money market                             99,104,831         31.9%         112,580,454         44.0%
Savings                                   8,342,455          2.7%           4,520,632          1.8%
Time, under $100,000                     54,803,014         17.6%          30,076,087         11.7%
Time, $100,000 and over                  83,785,319         27.0%          65,683,709         25.6%
                                       ------------        -----         ------------        -----
            TOTAL DEPOSITS             $310,583,987        100.0%        $256,153,067        100.0%
                                       ============        =====         ============        =====

The following table shows the maturity distribution for certificates of deposit at December 31, 2002.

                              UNDER                $100,000
                            $100,000               AND OVER             TOTAL
                          -------------          -----------        ------------
2003                      $  33,592,084          $77,063,570        $110,655,654
2004                         14,106,323            3,450,988          17,557,311
2005                          3,147,408            1,715,727           4,863,135
2006                            621,208              100,000             721,208
2007                          3,335,991            1,455,034           4,791,025
                          -------------          -----------        ------------
        TOTAL             $  54,803,014          $83,785,319        $138,588,333
                          =============          ===========        ============


Note 6  -  SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised of federal funds purchased at December 31, 2002 and 2001 is summarized below:

                                                        2002               2001
                                                    ------------      ------------
Outstanding balance at year-end                     $  1,060,000      $  1,060,000
Interest rate at year-end                                   0.94%             1.44%
Average balance during the year                     $  1,060,000      $    827,452
Average interest rate during the year                       2.07%             3.31%
Maximum month-end balance during the year           $  1,060,000      $  1,060,000

At December 31, 2002 and 2001, the Bank had $21,115,000 and $6,000,000,
respectively, in lines of credit available from correspondent banks to purchase federal funds.

Note 7  -  FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2002 and 2002, advances from the Federal Home Loan Bank ("FHLB") were:

                                                                            2002             2001
                                                                        -----------      -----------
4.09% callable advance, quarterly call option beginning
  March 22, 2002, principal due at maturity March 22, 2011              $ 2,500,000      $ 2,500,000
2.99% callable advance, quarterly call option beginning
  March 12, 2002, principal due at maturity September 12, 2011            4,000,000        4,000,000
2.35% bullet advance, principal due at maturity March 17, 2003            2,500,000
2.55% bullet advance, principal due at maturity June 18, 2003             3,500,000
1.71% bullet advance, principal due at maturity September 12, 2003        5,000,000
3.42% bullet advance, principal due at maturity June 18, 2004             2,500,000
4.03% bullet advance, principal due at maturity June 20, 2005             1,500,000
                                                                        -----------      -----------
     TOTAL FEDERAL HOME LOAN BANK ADVANCES                              $21,500,000      $ 6,500,000
                                                                        ===========      ===========

At December 31,2002, scheduled principal reductions on these FHLB advances were as follows:

                     YEAR                  AMOUNT
                     ----               -----------
                     2003               $11,000,000
                     2004                 2,500,000
                     2005                 1,500,000
                     2006
                     2007
                     Thereafter           6,500,000
                                        -----------
                       TOTAL            $21,500,000
                                        ===========

At December 31, 2002 and 2001, in addition to FHLB stock, the Company pledged securities and interest-bearing deposits with the FHLB totaling $3,100,000 and $7,000,000. In addition, as of December 31, 2002, the Company pledged loans totaling approximately $13,227,000 under a blanket collateral agreement to secure advances outstanding. Also, the Company had unpledged interest-bearing deposits with the FHLB at December 31, 2002 totaling $13,598,000. The Company was required to have pledged collateral totaling approximately $29,700,000 at December 31, 2002. Prior to the Company obtaining additional FHLB advances or renewing existing advances, remedies to the collateral shortfall will be required. The Company does not anticipate any adverse effect on the results of operations or financial position relative to these remedies.

Note 8  -  TRUST PREFERRED SECURITIES

On November 16, 2001, TCT1 closed a private placement offering of 3,500 Trust Preferred Securities with a par value of $1,000. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. The sole assets of TCT1 are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of TCT1 under the Trust Preferred Securities. Accordingly, this liability is recognized on the balance sheet as trust preferred securities. Interest payments are payable quarterly at the annual rate of 9.00% and are included in interest expense in the consolidated statements of operations. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002 and 2001, the principal amount outstanding of the Trust Preferred Securities was $3,500,000. The unamortized issuance costs for the Trust Preferred Securities are recorded in other assets in the consolidated balance sheets and are being amortized equally over 30 years. The balance of the unamortized costs at December 31, 2002 and 2001 were $67,782 and $69,775.

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

Note 9  -  INCOME TAXES

The consolidated provision for income taxes for the following years ended December 31 are as follows:

                                                           2002                    2001               2000
                                                       ------------             ----------        -----------
Federal          - current                             $  1,270,967             $  871,666        $   288,120
                 - deferred                                (348,598)              (269,975)           (67,352)
State            - current                                  301,062                214,670             34,784
                 - deferred                                (115,931)               (79,961)           (18,402)
Change in valuation allowance                                                                        (825,250)
                                                       ------------             ----------        -----------
       TOTAL INCOME TAXES EXPENSE (BENEFIT)            $  1,107,500             $  736,400        $  (588,100)
                                                       ============             ==========        ===========

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

                                                          2002      2001       2000
                                                          ----      ----      ------
Statutory tax rate                                        34.0%     34.0%       34.0%
State tax, net of federal income tax effect                4.3%      5.6%        5.6%
Change in deferred tax valuation allowance                 0.0%      0.0%     (169.8)%
Other                                                      0.9%      0.1%        9.2%
                                                          ----      ----      ------
          EFFECTIVE TAX RATE (BENEFIT)                    39.2%     39.7%     (121.0)%
                                                          ====      ====      ======

The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2002 and 2001:

                                                          2002              2001
DEFERRED TAX ASSETS:
Provision for loan losses                             $ 1,782,976       $ 1,220,234
Start-up / pre-opening expenses                            64,583           125,916
Accrued expenses                                                             14,847
Deferred compensation                                      39,060
Net unrealized depreciation on securities
  available for sale                                                          6,400
Other                                                      20,988            15,349
                                                      -----------       -----------
                  Total deferred tax assets             1,907,607         1,382,746
                                                      ===========       ===========
DEFERRED TAX LIABILITIES:

Depreciation                                             (137,581)          (33,099)
Net deferred loan costs                                   (44,557)          (82,307)
Net unrealized appreciation on securities
  available for sale                                     (148,928)
                                                      -----------       -----------
                  Total deferred tax liabilities         (331,066)         (115,406)
                                                      -----------       -----------
Net deferred tax asset before asset valuation           1,576,541         1,267,340
Valuation allowance for deferred tax assets
                                                      -----------       -----------
                  NET DEFERRED TAX ASSET              $ 1,576,541       $ 1,267,340
                                                      ===========       ===========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 1999, management had determined that an allowance of $825,250 was required; at December 31, 2000, as a result of three consecutive and improved quarters of net income and projections of net income in future periods, management determined that a valuation allowance for deferred taxes was no longer necessary. Hence, during the fourth quarter of 2000, a net tax benefit was recorded to eliminate the valuation allowance previously recorded.

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

                                                  EXERCISE                EXERCISE                  EXERCISE
                                     SHARES         PRICE     SHARES       PRICE        SHARES       PRICE
                                    ---------      -------   --------    ---------    ---------    ---------
Beginning balance, January 1          337,400      $  9.96    307,650    $    9.94      305,430    $    9.97
Granted                                44,000        13.32     36,780        10.06       27,600         9.64
Exercised                              (5,952)       10.00
Forfeited                              (1,010)       10.19     (7,030)        9.26      (25,380)       10.02
                                    ---------                --------                 ---------
ENDING BALANCE, DECEMBER 31           374,438        10.35    337,400         9.96      307,650         9.94
                                    =========                ========                 =========
Options exercisable at year-end       287,388         9.97    229,748         9.98      145,600         9.98
Weighted average fair value of
  options granted during year       $    5.73                $   4.72                 $    4.02

Options outstanding at December 31, 2002 were as follows:


                                            OUTSTANDING                       EXERCISABLE
                               ------------------------------------     ----------------------
                                                         WEIGHTED
                                                          AVERAGE
                                             WEIGHTED    YEARS OF                     WEIGHTED
RANGE OF                                     AVERAGE     REMAINING                    AVERAGE
EXERCISE                          # OF       EXERCISE   CONTRACTUAL      # OF         EXERCISE
PRICES                         OPTIONS       PRICE         LIFE         OPTIONS        PRICE
--------                       -------      ---------      ----         -------      ---------
$7.00 - $7.99                      500      $    7.63      7.97             250      $    7.63
$8.00 - $8.99                    3,250           8.32      7.88           1,250           8.30
$9.00 - $9.99                   27,880           9.17      7.07          17,470           9.17
$10.00 - $10.99                301,808          10.06      6.32         268,418          10.03
$12.00 - $12.99                  1,000          12.14      9.73
$13.00 - $13.99                 40,000          13.55      9.12
                               -------                                  -------
                   TOTALS      374,438          10.35      6.70         287,388           9.97
                               =======                                  =======

In addition to the options outstanding at December 31, 2002, grants of 33,250 options were made pursuant to the Plans to officers of the Company on January 31, 2003 at an exercise price of $13.35.

Note 11  -  RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2002 and 2001, the Bank had $20,991,948 and $14,185,680, respectively in loan commitments to directors and executive officers, of which $16,608,693 and $12,508,112 were funded at the respective year-ends, as reflected in the following table.

LOANS TO DIRECTORS AND EXECUTIVE OFFICERS

                                                  2002                2001
                                              ------------       ------------
Beginning balance, January 1                  $ 12,508,112       $ 12,485,925
New loans                                       14,714,778         10,541,329
Repayments                                     (10,614,197)       (10,519,142)
                                              ------------       ------------
             ENDING BALANCE, DECEMBER 31      $ 16,608,693       $ 12,508,112
                                              ============       ============

During 2002, 2001 and 2000, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $348,130, $251,866 and $216,476 during 2002, 2001 and 2000, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

Note 12  -  COMMITMENTS AND OFF-BALANCE-SHEET RISK

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2002 and 2001, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2002 and 2001 was as follows:


                                     2002             2001
                                  -----------      -----------
Commitments to extend credit      $69,719,185      $51,544,001
Standby letters of credit           1,959,004          362,100
                                  -----------      -----------
        TOTAL                     $71,678,189      $51,906,101
                                  ===========      ===========


Management does not anticipate any significant losses as a result of these commitments.

LEASE AND OTHER CONTRACTED COMMITMENTS: The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2002 are as follows:

                 YEAR           LEASE COMMITMENTS
                 ----              ----------
                 2003              $  511,130
                 2004                 476,396
                 2005                 498,823
                 2006                 488,943
                 2007                 531,761
                 Thereafter         3,088,266
                                   ----------
                 TOTAL             $5,595,319
                                   ==========

EMPLOYMENT CONTRACTS: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain executive officers' employment with the Company, payments may be required to be made in excess of amounts that have been accrued.

OTHER: Other expense was $1,277,489 for 2002 and includes expense related to the recording of a $428,500 valuation allowance for stale-dated receivables. The Company has begun collection efforts to attempt to recover these receivables.

Note 13  -  BENEFIT PLANS

BONUS PLAN: The Company maintains a bonus plan covering substantially all officers. Payments to be made under the bonus plan are determined by a formula approved by the Board of Directors and are based on the results of the operations of the Company and on individual performance. As of December 31, 2002 and 2001, management has accrued a liability for this plan of approximately $406,000 and $590,000, which is included in other liabilities in the consolidated balance sheets.

401(K) PLAN: The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. During 2002, 2001 and 2000, the 401(k) plan allowed employees to contribute up to 15% of their compensation. The Company may match a portion of the employees' contributions and provide investment choices for the employees, including investment in common stock of the Company. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan are determined annually by management and approved by the Board of Directors. The Board of Directors approved annually an employer contribution for the 2002 and 2001 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2003. The total contribution made by the Company during 2002 and 2001 was $82,758 and $58,243, respectively. The Company made no contribution to the plan during 2000.

DEFERRED COMPENSATION PLAN: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual's termination of service. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2002 and 2001 was $22,000 and $10,000 respectively, resulting in a deferred compensation liability of $32,000 and $10,000 as of December 31, 2002 and 2001.

DEFERRED DIRECTORS' FEES PLAN: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors of the Company for a period of 10 years. Under the plan, the Company pays each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director's termination of service. Payments are to be made either immediately or over a five-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2002 was approximately $45,000 resulting in a deferred compensation liability of $45,000 as of December 31, 2002.

SUPPLEMENTAL EMPLOYMENT RETIREMENT PLAN: Effective January 1, 2002, a supplemental employee retirement plan covers one officer. The Company is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service using the projected unit credit method. The obligation under the plans was approximately $67,000 at December 31, 2002, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits, was approximately $67,000 in 2002. The Company also provides term life insurance to the participant of the plan.

Note 14  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. Items which are not financial instruments are not shown.

                                                      2002                            2001
                                         ----------------------------    ----------------------------
                                           CARRYING         FAIR           CARRYING         FAIR
                                             VALUE          VALUE            VALUE          VALUE
                                         ------------   -------------    ------------   -------------
FINANCIAL ASSETS:
      Cash and cash equivalents            36,168,679   $  36,168,679    $ 48,676,039   $  48,676,039
      Interest-earning deposits                                             2,806,000       2,806,000
      Securities available for sale        11,170,570      11,170,570       2,384,020       2,384,020
      FHLBI and FRB stock                   2,057,500       2,057,500       1,097,500       1,097,500
      Loans held for sale                   5,769,700       5,769,700       4,293,350       4,293,350
      Loans, net                          316,594,274     317,387,388     228,866,166     230,071,524
      Accrued interest receivable           1,092,806       1,092,806         954,805         954,805
FINANCIAL LIABILITIES:

      Deposits                           (310,583,987)   (311,856,599)   (256,153,067)   (257,243,804)
      Short-term borrowings                (1,060,000)     (1,060,000)     (1,060,000)     (1,060,000)
      FHLB advances                       (21,500,000)    (21,598,574)     (6,500,000)     (6,503,532)
      Trust preferred securities           (3,500,000)     (3,743,639)     (3,500,000)     (3,500,000)
      Accrued interest payable               (272,303)       (272,303)       (288,932)       (288,932)


Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the trust preferred securities is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 15  -  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS:

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

In addition, as a condition to regulatory approvals of the Bank's formation, the Bank was required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank has met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2002 and 2001:

                                                          TOTAL              TIER 1           TIER 1
                                                        RISK-BASED         RISK-BASED        LEVERAGE
2002                                                     CAPITAL *          CAPITAL *        CAPITAL *
----                                                   -----------        -----------      -----------
Minimum capital adequacy ratio                                8.00%              4.00%            4.00%
Percent to be well capitalized                               10.00%              6.00%            5.00%
Actual % - December 31, 2002
           Company                                           13.86%             12.61%           11.75%
           Bank                                              11.77%             10.52%            9.80%

AT DECEMBER 31, 2002:
Required capital for minimum capital adequacy
           Company                                     $27,021,401        $13,510,700      $14,455,435
           Bank                                         27,046,139         13,523,070       14,468,766
Required capital to be well capitalized
           Company                                      33,776,751         20,266,051       18,069,293
           Bank                                         33,807,674         20,284,604       18,085,958
Actual capital
           Company                                      46,680,028         42,451,470       42,451,470
           Bank                                         39,687,168         35,454,793       35,454,793


* See discussion above the tables relative to additional capital requirements that were in effect for the first three years of the Bank's operations.

                                                        TOTAL               TIER 1              TIER 1
                                                      RISK-BASED          RISK-BASED           LEVERAGE
2001                                                   CAPITAL *           CAPITAL *           CAPITAL *
----                                                 -----------          ----------         -----------
Minimum capital adequacy ratio                              8.00%               4.00%               4.00%
Percent to be well capitalized                             10.00%               6.00%               5.00%
Actual % - December 31, 2001
          Company                                          12.12%              10.87%              10.02%
          Bank                                             11.90%              10.65%               9.81%

AT DECEMBER 31, 2001:
Required capital for minimum capital adequacy
          Company                                    $19,881,389          $9,940,695         $10,786,532
          Bank                                        19,889,506           9,944,753          10,793,341
Required capital to be well capitalized
          Company                                     24,851,737          14,911,042          13,483,165
          Bank                                        24,861,884          14,917,130          13,491,676
Actual capital
          Company                                     30,121,386          27,014,919          27,014,919
          Bank                                        29,578,177          26,470,441          26,470,441


* See discussion above the tables relative to additional capital requirements that were in effect for the first three years of the Bank's operations.

Note 16  -  EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000. Options for 40,000 shares of common stock were not included in the computation of diluted earnings per share for the year 2002 because they were not dilutive.

                                                                      2002              2001                2000
                                                                   ----------        ----------          ----------
BASIC
Net income                                                         $1,715,629        $1,119,955          $1,074,070
                                                                   ----------        ----------          ----------
Weighted average common shares outstanding                          3,008,145         2,530,000           2,530,000
                                                                   ----------        ----------          ----------
Basic earnings per common share                                         $0.57             $0.44               $0.42

DILUTED
Net income                                                         $1,715,629        $1,119,955          $1,074,070
                                                                   ----------        ----------          ----------
Weighted average common shares outstanding                          3,008,145         2,530,000           2,530,000
Add: dilutive effect of assumed stock option exercises                 61,503             1,818
                                                                   ----------        ----------          ----------
Weighted average common shares and dilutive
  potential common shares outstanding                               3,069,648         2,531,818           2,530,000
                                                                   ----------        ----------          ----------
Diluted earnings per common share                                       $0.56             $0.44               $0.42

Note 17 - PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

      Following are condensed parent company (the Company's) financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, 2000

                            CONDENSED BALANCE SHEETS

                                                    2002              2001
                                                -----------------------------
ASSETS
Cash and cash equivalents                       $ 7,307,089      $    647,663
Investment in Tower Bank & Trust Company         35,678,186        26,460,861
Investment in the Tower Capital Trust 1             108,000           108,000
Other assets                                         67,782            69,775
                                                -----------------------------
Total assets                                    $43,161,057      $ 27,286,299
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                               $   378,194      $    172,960
Borrowings from Tower Capital Trust 1               108,000           108,000
Junior subordinated debentures                    3,500,000         3,500,000
Stockholders' equity                             39,174,863        23,505,339
                                                -----------------------------
Total liabilities and stockholders' equity      $43,161,057      $ 27,286,299
                                                =============================

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            2002            2001             2000
                                                        ---------------------------------------------
INCOME
Interest income                                         $              $    58,689      $    210,518
Dividend income from Tower Capital Trust I                  9,720
Total income                                                9,720           58,689           210,518
EXPENSE
Interest expense                                          327,353           40,590
Professional fees                                          97,531          169,657           170,874
Other expense                                              32,659            7,985             9,036
                                                        ---------------------------------------------
Total expense                                             457,543          218,232           179,910
INCOME (LOSS) BEFORE INCOME TAXES EXPENSE
(BENEFIT) AND EQUITY IN UNDISTRIBUTED NET
INCOME OF SUBSIDIARIES                                   (447,823)        (159,543)           30,608
Income taxes expense (benefit)                           (179,100)         (63,600)
Equity in undistributed net income of Tower Bank
& Trust Company                                         1,984,352        1,215,898         1,043,462
                                                        ---------------------------------------------
NET INCOME                                             $1,715,629      $ 1,119,955      $  1,074,070
                                                        =============================================
COMPREHENSIVE INCOME                                   $1,948,602      $ 1,109,846      $  1,075,314
                                                        =============================================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 2002          2001          2000
                                                            -----------------------------------------
Cash flows from operating activities
Net income                                                  $ 1,715,629    $ 1,119,955    $ 1,074,070
Adjustments to reconcile net income to net cash
from operating activities:
Equity in undistributed income of subsidiary                 (1,984,352)    (1,215,898)    (1,043,462)
Change in other assets                                            1,993        (69,775)
Change in other liabilities                                     205,234        106,427         62,715
                                                            -----------------------------------------
Net cash from operating activities                              (61,496)       (59,291)        93,323
Cash flows from investing activities
Capital investment into Tower Bank & Trust Company           (7,000,000)    (6,750,000)    (4,000,000)
Capital investment into Tower Capital Trust 1                                (108,000)
                                                            -----------------------------------------
Net cash from investing activities                           (7,000,000)    (6,858,000)    (4,000,000)
Cash flows from financing activities
Gross proceeds from issuance of common stock
from exercise of stock options and tax benefit                   64,360
Gross proceeds from issuance of common stock
from stock offering                                          14,998,744
Payment of underwriters' fee and offering costs              (1,342,182)
Net proceeds from borrowings from Tower
Capital Trust 1                                                                108,000
Net proceeds from issuance of trust preferred
securities                                                                   3,500,000
                                                            -----------------------------------------
Net cash from financing activities                           13,720,922      3,608,000
                                                            -----------------------------------------
Net change in cash and cash equivalents                       6,659,426     (3,309,291)    (3,906,677)
Cash and cash equivalents, beginning of period                  647,663      3,956,954      7,863,631
                                                            -----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 7,307,089    $   647,663    $ 3,956,954
                                                            =========================================

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Fort Wayne, Indiana                           /s/ Crowe, Chizek and Company LLP
January 10, 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item concerning the directors, and nominees for director and executive officers of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and the Company's common stock that may be issued under existing equity compensation plans is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   There were no reports on Form 8-K filed during the fourth quarter of 2002.

ITEM 14.    CONTROLS AND PROCEDURES.

(a) We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Certain significant deficiencies or material weaknesses in internal controls were discovered as part of this evaluation namely:

      - An internal operating account for mortgage loan processing contained several stale-dated cash receivables and various unreconciled items
            - oversight reconciliation and review functions were not effective in certain instances.

      - Improper coding and identification of loans for FHLB collateral purposes were evident as noted in the Bank's initial FHLB collateral audit - an understanding and oversight of coding responsibilities for FHLB collateral purposes were not effective in certain instances.

      The following actions have been taken to correct deficiencies in internal controls:

      - Bank employees have been assigned to research, identify and collect all cash receivables remaining in the mortgage processing account. In addition, these employees have been assigned to review operating procedures and system capabilities for mortgage loan processing.

      - Bank employees have been assigned to review and correct all loan portfolio coding relative to FHLB collateral as well as provide training to all appropriate bank employees relative to an understanding of collateral requirements and proper coding.

      - Periodic update and summary reports are required to the Audit Committee who have oversight responsibility for these corrective actions.

      There have been no other significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWER FINANCIAL CORPORATION

                                       By:      /s/ Donald F. Schenkel
                                                --------------------------------
Date: March 6, 2003                             Donald F. Schenkel
                                                Chairman of the Board, President
                                                and Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                   DATE
---------                                    -----                                   ----
/s/ Donald F. Schenkel                       Chairman of the Board, President,       March 6, 2003
-----------------------------------------
Donald F. Schenkel                           Chief Executive Officer and
                                             Director (Principal Executive Officer)

/s/ Kevin J. Himmelhaver                     Executive Vice President, Chief         March 6, 2003
-----------------------------------------
Kevin J. Himmelhaver                         Financial Officer and Secretary
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)


/s/ Keith E. Busse                           Director                                March 6, 2003
-----------------------------------------
Keith E. Busse

/s/ Kathryn D. Callen                        Director                                March 6, 2003
-----------------------------------------
Kathryn D. Callen

/s/ Peter T. Eshelman                        Director                                March 6, 2003
-----------------------------------------
Peter T. Eshelman

/s/ Michael S. Gouloff                       Director                                March 6, 2003
-----------------------------------------
Michael S. Gouloff

/s/ Craig S. Hartman                         Director                                March 6, 2003
-----------------------------------------
Craig S. Hartman

/s/ Jerome F. Henry, Jr.                     Director                                March 6, 2003
-----------------------------------------
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mnatravadi, M.D.             Director                                March 6, 2003
-----------------------------------------
R.V. Prasad Mantravadi, M.D.

/s/ Michael J. Mirro, M.D.                   Director                                March 6, 2003
-----------------------------------------
Michael J. Mirro, M.D.

/s/ Debra A. Niezer                          Director                                March 6, 2003
-----------------------------------------
Debra A. Niezer

SIGNATURE                                    TITLE             DATE
---------                                    -----             ----
/s/ William G. Niezer                        Director          March 6, 2003
-----------------------------------------
William G. Niezer

/s/ Joseph D. Ruffolo                        Director          March 6, 2003
-----------------------------------------
Joseph D. Ruffolo

/s/ Larry L. Smith                           Director          March 6, 2003
-----------------------------------------
Larry L. Smith

/s/ John V. Tippmann, Sr.                    Director          March 6, 2003
-----------------------------------------
John V. Tippmann, Sr.

/s/ Irene A. Walters                         Director          March 6, 2003
-----------------------------------------
Irene A. Walters

                                  CERTIFICATION

I, Donald F. Schenkel, certify that:

1) I have reviewed this annual report on Form 10-KSB of Tower Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 6, 2003

      /s/ Donald F. Schenkel
      ------------------------------------------
      Donald F. Schenkel, Chairman of the Board,
      President and Chief Executive Officer

                                  CERTIFICATION

I, Kevin J. Himmelhaver, certify that:

1) I have reviewed this annual report on Form 10-KSB of Tower Financial Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 6, 2003

      /s/ Kevin J. Himmelhaver
      -----------------------------------------------
      Kevin J. Himmelhaver, Executive Vice President,
      Chief Financial Officer and Secretary

                                INDEX TO EXHIBITS

EXHIBIT
NO.                                         DESCRIPTION
3.1                     (1)   Restated Articles of Incorporation of the
                              Registrant

3.2                           Amended By-Laws of the Registrant

10.1                    (1)   Lease Agreement dated October 6, 1998 between the
                              Registrant and Tippmann Properties, Inc.

10.2                    (1)   Electronic Data Processing Services Contract dated
                              October 1, 1998 between Registrant and Rurbanc
                              Data Services, Inc.

10.3*                   (1)   1998 Stock Option and Incentive Plan

10.4*                   (2)   Employment Agreement dated April 25, 2002 between
                              the Registrant and Gary D. Shearer

10.5*                   (2)   Employment Agreement dated April 25, 2002 between
                              the Registrant and Kevin J. Himmelhaver

10.6*                   (2)   Employment Agreement dated April 25, 2002 between
                              the Registrant and Curtis A. Brown

10.7                    (3)   Lease Agreement dated February 16, 1999 between
                              the Registrant and Opal Development

10.9                    (3)   Lease Agreement dated December 6, 1999 between the
                              Registrant and Chestnut Development

10.10                   (4)   Lease Agreement dated August 8, 2000 between the
                              Registrant and Rogers Markets Inc.

10.11                   (5)   Amendment to the Lease Agreement dated October 6,
                              1998 between the Registrant and Tippmann
                              Properties, Inc.

10.12                   (6)   Agreement to purchase unimproved real estate dated
                              August 14, 2001 between the Registrant and J - J
                              Parent Corporation

10.13*                  (7)   2001 Stock Option and Incentive Plan

10.14*                  (8)   Employment Agreement dated January 1, 2002 between
                              the Registrant and Donald F. Schenkel

10.18*                  (8)   Supplemental Executive Retirement Plan dated
                              January 1, 2002

10.19*                  (8)   Deferred Compensation Plan dated January 1, 2002

10.20*                  (8)   Deferred Compensation Plan for Non-Employee
                              Directors dated January 1, 2002

10.21*                  (9)   401(k) Plan of the Registrant

21                            Subsidiaries of the Company

23                            Consent of Independent Accountants

99.1 Certification of Chief Executive Officer pursuant to 13 USC Section 1350.

99.2 Certification of Chief Financial Officer pursuant to 13 USC Section 1350.

* The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation SB.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 is incorporated herein by reference.

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

(6) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(7) The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(9) The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.