Form 10-Q
period 2003-03-31
TOWER FINANCIAL CORP
filed 2003-05-15
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                        Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



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


                                 (260) 427-7000
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

        Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        Indicate by check whether the Registrant is an accelerated filer
         (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


        Number of shares of the issuer's common stock, without par value, outstanding as of April 30, 2003: 3,932,194.

                                      INDEX


PART 1.   FINANCIAL STATEMENTS

          Item 1.  Financial Statements                                                                   page no.

                   Consolidated Condensed Balance Sheets
                   March 31, 2003 and December 31, 2002 ................................................     3

                   Consolidated Condensed Statements of Operations
                   March 31, 2003 and March 31, 2002 ...................................................     4

                   Consolidated Condensed Statements of Comprehensive Income
                   March 31, 2003 and March 31, 2002 ...................................................     5

                   Consolidated Condensed Statements of Changes in Stockholders' Equity
                   March 31, 2003 and March 31, 2002 ...................................................     6

                   Consolidated Condensed Statements of Cash Flows
                   March 31, 2003 and March 31, 2002 ...................................................     7

                   Notes to Consolidated Condensed Financial Statements ................................     8

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...............................................................    10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................    18

          Item 4.  Controls and Procedures .............................................................    18


PART 11.   OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K ............................................   18


SIGNATURES .............................................................................................   19


CERTIFICATIONS .........................................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At March 31, 2003 and December 31, 2002


                                                                   (unaudited)
                                                                    MARCH 31,         DECEMBER 31,
                                                                      2003               2002
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $  15,949,741      $   9,228,782
Short-term investments and interest-earning deposits                  4,165,044         13,598,037
Federal funds sold                                                   19,796,844         13,341,860
                                                                  -------------      -------------
     Total cash and cash equivalents                                 39,911,629         36,168,679
Securities available for sale, at fair value                         10,055,097         11,170,570
FHLBI and FRB stock                                                   2,057,500          2,057,500
Loans held for sale                                                   1,259,791          5,769,700
Loans                                                               340,552,525        321,339,946
Allowance for loan losses                                            (5,078,533)        (4,745,672)
                                                                  -------------      -------------
     Net loans                                                      335,473,992        316,594,274
Premises and equipment, net                                           2,607,635          2,625,602
Accrued interest receivable                                           1,181,242          1,092,806
Other assets                                                          4,833,839          1,831,785
                                                                  -------------      -------------
     Total assets                                                 $ 397,380,725      $ 377,310,916
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                             $  45,381,330      $  42,966,347
  Interest-bearing                                                  288,673,338        267,617,640
                                                                  -------------      -------------
     Total deposits                                                 334,054,668        310,583,987
Short-term borrowings                                                 1,060,000          1,060,000
Federal Home Loan Bank (FHLB) advances                               19,000,000         21,500,000
Trust preferred securities                                            3,500,000          3,500,000
Accrued interest payable                                                270,640            272,303
Other liabilities                                                       274,070          1,219,763
                                                                  -------------      -------------
     Total liabilities                                              358,159,378        338,136,053


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
  no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
  shares authorized; 3,932,194 shares issued and outstanding         37,200,981         37,190,692
  at March 31, 2003 and 3,931,184 shares issued and
  outstanding at December 31, 2002
Retained earnings                                                     1,946,249          1,760,778
Accumulated other comprehensive income (loss), net of tax of
  $49,412 at March 31, 2003 and $148,928 at December 31, 2002            74,117            223,393
                                                                  -------------      -------------
     Total stockholders' equity                                      39,221,347         39,174,863
                                                                  -------------      -------------

     Total liabilities and stockholders' equity                   $ 397,380,725      $ 377,310,916
                                                                  =============      =============



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2003 and 2002


                                                           (unaudited)        (unaudited)
                                                          THREE MONTHS       THREE MONTHS
                                                              ENDED              ENDED
                                                         MARCH 31, 2003     MARCH 31, 2002
                                                         --------------     --------------
INTEREST INCOME:
    Loans, including fees                                $    4,132,426     $    3,547,777
    Securities - taxable                                         85,831             43,437
    Securities - tax exempt                                      16,710              5,132
    Other interest income                                        41,975            142,214
                                                         --------------     --------------
        Total interest income                                 4,276,942          3,738,560
INTEREST EXPENSE:
    Deposits                                                  1,330,746          1,431,344
    Short-term borrowings                                         2,969              4,164
    FHLB advances                                               144,060             56,074
    Trust preferred securities                                   81,765             82,058
                                                         --------------     --------------
        Total interest expense                                1,559,540          1,573,640
                                                         --------------     --------------
Net interest income                                           2,717,402          2,164,920
PROVISION FOR LOAN LOSSES                                       845,000            375,000
                                                         --------------     --------------
Net interest income after provision
  for loan losses                                             1,872,402          1,789,920
NONINTEREST INCOME:
    Trust fees                                                  355,960            261,628
    Service charges                                             149,287             93,789
    Loan broker fees                                            200,645            107,928
    Net gain on sale of securities                              190,766
    Other fees                                                  141,209             84,540
                                                         --------------     --------------
        Total noninterest income                              1,037,867            547,885
NONINTEREST EXPENSE:
    Salaries and benefits                                     1,271,715          1,112,253
    Occupancy and equipment                                     303,778            230,770
    Marketing                                                    52,930             49,682
    Data processing                                              88,879             66,436
    Loan and professional costs                                 169,656             59,171
    Office supplies and postage                                  70,827             49,413
    Courier services                                             67,834             72,282
    Other expense                                               599,979            165,305
                                                         --------------     --------------
        Total noninterest expense                             2,625,598          1,805,312
                                                         --------------     --------------
INCOME BEFORE INCOME TAXES                                      284,671            532,493
Income taxes expense                                             99,200            211,700
                                                         --------------     --------------
NET INCOME                                               $      185,471     $      320,793
                                                         ==============     ==============

BASIC EARNINGS PER COMMON SHARE                          $         0.05     $         0.13
DILUTED EARNINGS PER COMMON SHARE                        $         0.05     $         0.12
Average common shares outstanding                             3,931,319          2,530,000
Average common shares and dilutive


     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2003 and 2002


                                                                (unaudited)          (unaudited)
                                                                THREE MONTHS        THREE MONTHS
                                                                   ENDED                ENDED
                                                                MARCH 31, 2003     MARCH 31, 2002
--------------------------------------------------------------------------------------------------
Net income                                                      $      185,471       $    320,793

Other comprehensive income (loss):
Change in net unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $(99,516) in 2003,
  and $(7,840) in 2002                                                (149,276)            (11,720)
                                                                --------------       -------------

COMPREHENSIVE INCOME                                            $       36,195       $     309,073
                                                                ==============       =============




     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2003 and 2002
(unaudited)


                                               COMMON                                 ACCUMULATED
                                             STOCK AND                                   OTHER
                                              PAID-IN                RETAINED        COMPREHENSIVE
                                              CAPITAL                EARNINGS        INCOME (LOSS)            TOTAL
------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002                   $ 23,469,770           $     45,149        $  (9,580)           $ 23,505,339

Net income for 2002                                                    320,793                                  320,793

Change in net unrealized
  appreciation (depreciation)
  on securities available
  for sale, net of tax of $(7,840)                                                      (11,720)                (11,720)
                                        --------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                    $ 23,469,770           $    365,942        $ (21,300)           $ 23,814,412
                                        ================================================================================



BALANCE, JANUARY 1, 2003                   $ 37,190,692           $  1,760,778        $ 223,393            $ 39,174,863

Net income for 2003                                                    185,471                                  185,471

Issuance of 1,010 shares of common
  stock for stock options exercised              10,289                                                          10,289
Change in net unrealized
  appreciation (depreciation)
  on securities available
  for sale, net of tax of $(99,517)                                                    (149,276)               (149,276)
                                        --------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003                    $ 37,200,981           $  1,946,249        $  74,117            $ 39,221,347
                                        ================================================================================





     The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002



                                                                       (unaudited)       (unaudited)
                                                                      THREE MONTHS        THREE MONTHS
                                                                          ENDED             ENDED
                                                                      MARCH 31, 2003    MARCH 31, 2002
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $    185,471      $    320,793
    Adjustments to reconcile net income
      to net cash from operating activities:
        Depreciation and amortization                                      138,570            82,795
        Amortization of expenses incurred to issue trust
          preferred securities                                                                   378
        Provision for loan losses                                          845,000           375,000
        Earnings on life insurance                                         (27,437)
        Net gain on sale of securities                                    (190,766)
        Change in accrued interest receivable                              (49,540)          (84,977)
        Change in other assets                                              86,004           125,259
        Change in accrued interest payable                                  (1,663)           63,510
        Change in other liabilities                                       (945,693)         (693,143)
        Origination of loans held for sale                              (8,690,900)       (8,689,010)
        Proceeds from sales of loans held for sale                      13,200,809        10,093,550
                                                                      ------------      ------------
          Net cash from operating activities                             4,549,855         1,594,155
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in loans                                                (19,724,718)      (29,368,455)
    Net change in interest-earning deposits                                                1,711,000
    Purchase of securities available for sale                           (3,341,816)       (5,973,540)
    Proceeds from maturities of securities
      available for sale                                                 1,204,093
    Proceeds from sale of securities
      available for sale                                                 3,174,780
    Purchase of life insurance                                          (3,000,000)
    Purchase of equipment and leasehold
      expenditures                                                        (100,214)         (524,824)
                                                                      ------------      ------------
        Net cash from investing activities                             (21,787,875)      (34,155,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                              23,470,681        18,172,481
    Gross proceeds from issuance of common stock
      from exercise of stock options and tax benefits                       10,289
    Repayment of FHLB advances                                          (2,500,000)
                                                                      ------------      ------------
        Net cash from financing activities                              20,980,970        18,172,481
                                                                      ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  3,742,950       (14,389,183)
Cash and cash equivalents, beginning of period                          36,168,679        48,676,039
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 39,911,629      $ 34,286,856
                                                                      ============      ============


Supplemental disclosures of cash flow information
Cash paid during the year for:
    Interest                                                          $  1,561,203      $  1,510,130
    Income taxes                                                            32,000            83,600





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

     a. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2003 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and March 31, 2002. The results for the period ended March 31, 2003 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002, 2001, and 2000 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     c. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of the Company, the Bank and TCT1. All significant intercompany accounts and transactions have been eliminated in consolidation.

     d. STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                                             MARCH 31,
                                                      ----------------------
                                                        2003          2002
-----------------------------------------------------------------------------
Net income as reported                                $185,471      $320,793
Deduct: Stock-based compensation expense
        determined under fair value-based method       (32,730)      (37,945)
                                                      ----------------------
Pro forma net income                                  $152,741      $282,848
                                                      ======================
Basic earnings per share as reported                  $   0.05      $   0.13
Pro forma basic earnings per share                        0.04          0.11
Diluted earnings per share as reported                    0.05          0.12
Pro forma diluted earnings per share                      0.04          0.11



                  The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date


                                                             MARCH 31,
                                                      ----------------------
                                                        2003          2002
-----------------------------------------------------------------------------
Risk-free interest rate                                 3.15%         4.87%
Expected option life                               5.5 years       8 years
Expected stock price volatility                        25.86%        25.57%
Dividend yield                                          None         None

     e. NEWLY ISSUED ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, early extinguishment of debt, stock options, and guarantees of indebtedness of others were effective January 1, 2003. Adoption of these standards did not have a material impact on the Company's financial condition or results of operations for the period ended March 31, 2003.


NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2003 and 2002.


                                                              FOR THE THREE-MONTH
                                                             PERIOD ENDED MARCH 31,
                                                           -------------------------
                                                              2003          2002
------------------------------------------------------------------------------------
BASIC
Net income                                                 $  185,471     $  320,793
                                                           -------------------------
Weighted average common shares outstanding                  3,931,319      2,530,000
                                                           -------------------------
Basic earnings per common share                            $     0.05     $     0.13

DILUTED
Net income                                                 $  185,471     $  320,793
                                                           -------------------------
Weighted average common shares outstanding                  3,931,319      2,530,000
Add: dilutive effect of assumed stock option exercises         71,007         79,809
Weighted average common shares and dilutive
  potential common shares outstanding                       4,002,326      2,609,809
                                                           -------------------------
Diluted earnings per common share                          $     0.05     $     0.12


NOTE 3 -- STOCK OPTION PLAN

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

     At March 31, 2003, options for 406,678 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options for 306,843 shares were vested and exercisable at March 31, 2003. During the first quarter of 2003, there were 33,250 options granted at a per share price of $13.35 and 1,010 options were exercised.


NOTE 4 -- CONTINGENCY LOSS

     First quarter 2003 results were adversely affected by total pretax special charges of $720,000 for losses discovered in the Company's residential mortgage operation. The first quarter 2003 special charges were recorded as a $445,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account.

     During the fourth quarter of 2002, the Company previously recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in the mortgage operating account. Further investigation by the Company uncovered unauthorized loans and improper mortgage activity in the operating account. A total of $1,148,000 has been recorded to date to address these identified issues. An employee of the Company was terminated as a result this investigation, and management is currently addressing internal controls. While the investigation into this matter continues, the Company believes it has identified the majority of the losses and it is attempting to recover such losses through collection efforts and fidelity bond insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company was formed to be the bank holding company for the Bank. The Company was in a development stage until the Bank commenced operations on February 19, 1999. Prior to the opening of the Bank, the Company's principal activities related to the organization of the Bank and the conducting of the Company's initial public offering.

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2003 and December 31, 2002 and results of operations for the three months ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

A comprehensive discussion of the Company's critical accounting policies is disclosed in our Form 10-KSB for the year ended December 31, 2002. There have been no material changes in the information regarding our critical accounting policies since December 31, 2002.

FINANCIAL CONDITION

The Company continued to experience growth in the first quarter of 2003. Total assets of the Company were $397.4 million at March 31, 2003 compared to total assets at December 31, 2002 of $377.3 million. The 5.3% increase in assets was mainly due to an increase in loans and was supported in part by a $23.5 million inflow of funds from deposit growth at the Bank during the first quarter of 2003. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. As the Bank enters its fifth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $39.9 million at March 31, 2003, a $3.7 million or 10.3% increase from $36.2 million at December 31, 2001. Securities available for sale were $10.1 million at the end of the first quarter of 2003, a decrease of $1.1 million from December 31, 2002. The net increase in cash and cash equivalents during the first quarter of 2003 was reflective of the cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The decrease in securities available for sale was a result of the net sale and reinvestment activity for the Bank's investment portfolio during the first quarter of 2003.

Loans. Total loans were $340.6 million at March 31, 2003 reflecting a 6.0% increase from total loans of $321.3 million at December 31, 2002. Loan growth in the first quarter of 2003 occurred mainly in the commercial and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans approximated 83% of the portfolio at March 31, 2003 compared to 81% at December 31, 2002. Management believes that strong growth during the first quarter of 2003 was the result of the Bank's lending experience and client demand in our local markets.

The following table summarizes the composition of the loan portfolio at the dates indicated:


                                       MARCH 31, 2003            DECEMBER 31, 2002
                                ----------------------------------------------------------
                                       BALANCE          %        BALANCE              %
------------------------------------------------------------------------------------------
Commercial                      $ 236,506,608         69.5%      $219,631,123        68.4%
Commercial real estate             45,254,111         13.3%        42,164,922        13.1%
Residential real estate            23,629,894          6.9%        26,097,307         8.1%
Home equity                        22,336,216          6.6%        20,042,459         6.3%
Consumer                           12,688,096          3.7%        13,290,091         4.1%
                                ----------------------------------------------------------
     Total loans                  340,414,925        100.0%       321,225,902       100.0%
Net deferred loan costs               137,600                         114,044
Allowance for loan losses          (5,078,533)                     (4,745,672)
                                -------------                    ------------

     Net loans                  $ 335,473,992                    $316,594,274
                                =============                    ============


Nonperforming Assets. Nonperforming assets have increased from $719,441 or .19% of total assets at the end of 2002 to $1,470,074 or .37% of total loans at March 31, 2003. The increase in nonperforming assets was mainly attributable to three credits totaling $765,747, all associated with the same borrower, that were recorded as nonaccrual loans during the first three months of 2003 after the borrower filed for bankruptcy protection.

All nonaccrual loans at March 31, 2003 and December 31, 2002 were also classified as impaired loans.

At March 31, 2003 and December 31, 2002, the Company did not have any loans recorded as troubled debt restructurings, nor did it have any properties recorded as other real estate owned (OREO).

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                     MARCH 31,     DECEMBER 31,
                                                       2003             2002
------------------------------------------------------------------------------
Loans past due over 90 days and still accruing      $   28,142        $ 87,304
Nonaccrual loans                                     1,441,932         632,137
                                                    --------------------------
    Total nonperforming loans                       $1,470,074        $719,441
Other real estate owned                                      -               -
                                                    --------------------------
    Total nonperforming assets                      $1,470,074        $719,441
                                                    ==========================

Nonperforming assets to total assets                      0.37%           0.19%



Allowance for Loan Losses. In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. The allowance is determined by three allocations: identified specific allocation, a percentage allocation based on loss history for different loan groups, and unallocated. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors specific to that credit. Management's evaluation of the allowance for loans other than those identified as problem loans is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent some of those factors, based upon peer industry data of comparable banks. The unallocated allowance is maintained to recognize the imprecision of estimation and measuring loss when evaluating loss allocations for individual loans or pools of loans.

The allowance for loan losses at March 31, 2003 was $5.1 million or 1.49% of total loans outstanding; an increase over the $4.7 million or 1.48% at December 31, 2002. The provision for loan losses during the first quarter of 2003 was $845,000 compared to $375,000 in the first quarter of 2002.

The table below summarizes the allowance allocations by type as of the indicated periods:


                                                     FOR THE PERIOD ENDED
                                            ------------------------------------
                                            March 31, 2003     December 31, 2002
--------------------------------------------------------------------------------
Specific allocations                            $2,837,241          $2,042,158
Loan pool percentage allocations                 2,238,656           2,673,840
Unallocated                                          2,636              29,674
                                                ------------------------------
    Total allowance for loan losses             $5,078,533          $4,745,672
                                                ==============================


In general, the addition to the allowance during the first quarter of this year was directly attributable to the amount of the loan growth and net charge-off activity during the period and attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first quarter of 2003 were $512,139 compared to $22,284 for the first quarter of 2002. This increase was mainly attributable to $445,000 of charge-offs for unauthorized loans identified in the residential mortgage loan portfolio. In addition to the charge-offs for unauthorized mortgage loans, there was $67,139 in other net charge-offs for the period ended March 31, 2003. Nonperforming loans increased during the first quarter of 2003 by $750,533 and was $1.5 million at March 31, 2003. As a result of the increased level of nonperforming loans at March 31, 2003, and some deterioration of credit due to the current weakened economy, specific allocations of the loss allowance increased $795,083 from December 31, 2002. The amount of the allowance allocated for loan pools declined during the first quarter as a net result of increased loan outstandings which was more than offset by a decrease in loss experience percentages mainly for commercial loans.

Management considers the allowance for loan losses at March 31, 2003 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2003 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:


                                                          2003          2002
-----------------------------------------------------------------------------------
Beginning balance, January 1                        $ 4,745,672         $ 3,480,205
Provision charged to operating expense                  845,000             375,000
Charge-offs                                            (515,342)            (22,284)
Recoveries                                                3,203                   -
                                                    -------------------------------
        Ending balance, March 31                    $ 5,078,533         $ 3,832,921
                                                    ===============================

Net charge-offs to average loans (annualized)              0.62%               0.04%



Other Assets. The increase in other assets was mainly attributable to the purchase of $3.0 million in bank-owned life insurance (BOLI) contracts.

Deposits. Total deposits were $334.1 million at March 31, 2003. Total deposits at December 31, 2002 were $310.6 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. While growth during the first quarter of 2003 was reflected in most categories, it was evident mainly in CDs under $100,000 and CDs over $100,000. Growth was approximately $11.9 million in CDs under $100,000 and $10.0 million in CDs over $100,000. Money market accounts increased by $4.2 million during the quarter while demand deposits also reflected good growth and increased $2.4 million. The majority of the growth during the first quarter of 2003 was from business and public fund accounts. While the vast majority of overall deposit funding has come from the local market, roughly half of the growth in the first quarter of 2003 was generated from national market CDs under $100,000 which grew during the first quarter by $12.4 million and reached $39.3 million at March 31, 2003 or 11.8% of the total deposit portfolio. The amount of national market CDs at December 31, 2002 was $26.9 million.

The following table summarizes the Company's deposit balances at the dates indicated:

                                      MARCH 31, 2003           DECEMBER 31, 2002
                                  -----------------------------------------------
                                    BALANCE         %           BALANCE       %
---------------------------------------------------------------------------------

Noninterest-bearing demand        $ 45,381,330    13.6%     $ 42,966,347    13.8%
Interest-bearing checking           15,718,098     4.7%       21,582,021     7.0%
Money market                       103,266,905    30.9%       99,104,831    31.9%
Savings                              9,231,256     2.8%        8,342,455     2.7%
Time, under $100,000                66,653,472    19.9%       54,803,014    17.6%
Time, $100,000 and over             93,803,607    28.1%       83,785,319    27.0%
                                  -----------------------------------------------
  Total deposits                  $334,054,668   100.0%     $310,583,987   100.0%
                                  ===============================================


Borrowings. Short-term borrowings at both March 31, 2003 and December 31, 2002 were $1.1 million and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $19.0 million and $21.5 million in Federal Home Loan Bank ("FHLB") callable advances at March 31, 2003 and December 31, 2002, respectively. The $2.5 million decrease in FHLB advances during the first quarter of 2003 reflected the maturity of one of the advances. Two of the FHLB advances mature in 2011, and each of these have quarterly call features. The other four are bullet advances and mature in a range from June 2003 to June 2005.

Other Liabilities. Other liabilities decreased $945,693 from year-end 2002. The decrease in other liabilities was primarily related to the payment of various payroll expenses that had been accrued at December 31, 2002.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended March 31, 2003 reflected net income of $185,471 or $0.05 per diluted share. This reflected a $135,322 or 42.2% decrease over 2002's first quarter net income of $320,793. Net income per diluted share for first quarter of 2002 was $0.12. The operating results for the three-month period ended March 31, 2003 were adversely affected by total pretax special charges of $720,000 for losses discovered in the Company's residential mortgage operation. The first quarter 2003 special charges were recorded as a $445,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account. Diluted per share performance for the first quarter of 2003 was also affected by a 53.4% increase in the number of average dilutive shares outstanding as a result of the rights offering and limited public offering completed in August 2002.

During the fourth quarter of 2002, the Company previously recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in a mortgage operating account. Further investigation by the Company uncovered unauthorized mortgage loans and improper mortgage activity in the operating account. A total of $1,148,000 has been recorded to date to address these identified issues. An employee of the Company was terminated as a result of this investigation, and management is currently addressing internal controls. While the investigation into this matter continues, the Company believes it has identified the majority of the losses and it is attempting to recover such losses through collection efforts and fidelity bond insurance.

The increase in total revenue for the first quarter of 2003 as compared to the prior year was very positive, as total revenue, defined as net interest income plus total noninterest income, increased 38.4%. For the three-month period ended March 31, 2003, net interest income increased 25.5% and total noninterest income increased 89.4% from the same period one year ago.

PERFORMANCE RATIOS                                    MARCH 31,
                                              -----------------------
                                                2003            2002
---------------------------------------------------------------------
Return on average assets *                      0.20%           0.44%
Return on average equity *                      1.90%           5.54%
Net interest margin *                           3.04%           3.05%
Efficiency ratio                               69.92%          66.55%

* annualized


Net Interest Income. Interest income for the three-month periods ended March 31, 2003 and 2002 was $4.3 million and $3.7 million, respectively, while interest expense for each of those periods was $1.6 million, resulting in net interest income of $2.7 million for the first quarter of 2003 and $2.2 million for the first quarter of 2002. The increase during each quarter of 2002 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first quarter of 2003 was 3.04%, while the net interest margin for the first quarter of 2002 was 3.05%. This slight decrease in net interest margin was due to a decline of approximately 50 basis points in earning asset yields and funding costs since March 31, 2002. The decline in yield and cost was primarily attributable to the repricing of variable rate loans and deposit products as the prime rate was reduced.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                      AT AND FOR THE THREE MONTH PERIOD ENDED
                                                   -----------------------------------------------------------------------------
                                                               MARCH 31, 2003                           MARCH 31, 2002
                                                   -----------------------------------------------------------------------------
                                                                    INTEREST    ANNUALIZED                INTEREST    ANNUALIZED
                                                    AVERAGE          EARNED       YIELD       AVERAGE      EARNED        YIELD
($ in thousands)                                    BALANCE          OR PAID     OR COST      BALANCE      OR PAID      OR COST
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
  interest-earning deposits                        $   4,112          $    8      0.75%       $ 14,772     $   82        2.25%
Federal funds sold                                    13,530              34      1.03%         14,930         60        1.64%
Securities - taxable                                   9,791              86      3.57%          3,709         43        4.75%
Securities - tax exempt (1)                            1,998              25      5.14%            401          7        7.66%
Loans held for sale                                    1,337              22      6.73%          3,247         31        3.82%
Loans                                                333,206           4,110      5.00%        250,614      3,517        5.69%
                                                   -------------------------                  -------------------
    Total interest-earning assets                    363,974           4,285      4.78%        287,673      3,740        5.27%
Allowance for loan losses                             (4,849)                                   (3,599)
Cash and due from banks                                9,201                                     6,158
Other assets                                           7,396                                     3,865
                                                   ---------                                  --------
    Total assets                                   $ 375,722                                  $294,097
                                                   =========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                          $  16,537          $   23      0.57%       $ 12,959     $   33        1.04%
Savings                                                8,910              17      0.78%          5,282         21        1.59%
Money market                                          95,511             291      1.24%        102,310        499        1.98%
Certificates of deposit                              149,551           1,000      2.71%        108,823        878        3.27%
Short-term borrowings                                  1,060               3      1.14%          1,115          4        1.51%
FHLB advances                                         21,083             144      2.77%          6,500         56        3.50%
Trust preferred securities                             3,500              82      9.47%          3,430         82        9.57%
                                                   -------------------------                  -------------------
    Total interest-bearing liabilities               296,152           1,560      2.14%        240,419      1,573        2.65%
Noninterest-bearing checking                          38,804                                    29,300
Other liabilities                                      1,315                                       898
Stockholders' equity                                  39,451                                    23,480
                                                   ---------                                  --------
    Total liabilities and stockholders' equity     $ 375,722                                  $294,097
                                                   =========                                  ========
NET INTEREST INCOME                                                   $2,725                               $2,167
                                                                      ======                               ======
RATE SPREAD                                                                       2.64%                                  2.62%
NET INTEREST INCOME AS A PERCENT
  OF AVERAGE EARNING ASSETS                                                       3.04%                                  3.05%
                                                                                  ====                                   ====

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.



Provision for Loan Losses. A provision for loan losses was recorded in the amount of $845,000 during the first quarter of 2003 as compared to $375,000 for the first quarter of 2002. The provision recorded for the first quarter of 2003 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to $445,000 of unauthorized loans identified in the residential mortgage loan portfolio. The allowance for loan losses at March 31, 2003 totaled $5.1 million and was 1.49% of total loans outstanding on that date. Total net charge-offs for the three-month period ended March 31, 2003 were $512,139 and were $22,284 during the same period a year ago. At March 31, 2003, nonperforming loans amounted to $1,470,074 of which $28,142 were still accruing but past due 90 days or more. Nonperforming loans at March 31, 2002 were $719,441 of which $87,304 were still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $1,037,867 during the first quarter of 2003. This was a $489,982 or 89.4% increase over the first quarter of 2002. The increase in noninterest income from the comparable period was reflected in all categories and mainly attributable to a 36.1% growth in fees from trust services reflective of more assets under management, a 59.2% growth in service charge revenue generally reflective of a growth in and development of deposit accounts, an 85.9% growth in loan broker fees from mortgage origination, a 67.0% increase in other fees, and a $190,766 net gain on sale of securities. The growth in other fees was in part attributable to a 14.0% increase in the Company's off-balance sheet mutual fund sweep product. The sweep product fees represent administrative fees paid to the Company to transfer customer deposits to a third-party mutual fund which is not reflected on the balance sheet. The net gain on the sale of securities was taken as part of a normal investment appreciation/reinvestment transaction analysis.

Noninterest Expense. Noninterest expense was $2.6 million for the first quarter of 2003 while noninterest expense for the three-month period ended March 31, 2002 was $1.8 million. The main components of noninterest expense for the first quarter of 2003 were salaries and benefits of $1.3 million, occupancy and equipment costs of $303,778, and loan and professional costs in the amount of $169,656. These costs were mainly the result of human resource needs to operate the Bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals. Expense totals for the 2003 quarter were higher than those for the first quarter of 2002 and were mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a third new branch office in September 2002. Noninterest expense for the 2003 quarter was also increased by a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity identified by the Company in a mortgage operating account.

Income Taxes. During the quarters ended March 31, 2003 and 2002, the Company recorded $99,200 and $211,700, respectively, in income taxes expense. The effective tax rate recorded was 34.8% for 2003 as compared to 39.8% for 2002. The reduced effective tax rate in 2003 compared to 2002 was reflective of a higher level of tax-exempt security income and nontaxable income on BOLI contracts in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2003 as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, the Company has expanded its funding base since 2001 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities which in the aggregate represented $61.8 million or 17.3% of the Company's total funding at March 31, 2003. Total deposits at March 31, 2003 were $334.1 million and the loan to deposit ratio was 101.9%. Total borrowings at March 31, 2003 were $23.6 million. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come primarily from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Stockholders' equity was $39.22 million and $39.17 million at March 31, 2003 and December 31, 2002, respectively. Affecting the increase in stockholders' equity during the first quarter of 2003 was $185,471 in net income, $10,289 from the exercise of 1,010 stock options and a $149,276 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends have been paid by the Company in any year thus far. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:


                                       MARCH 31, 2003                      MARCH 31, 2002
                           -------------------------------------------------------------------
                                          Well-      Minimum               Well-      Minimum
                             Actual    Capitalized   Required  Actual   Capitalized   Required
----------------------------------------------------------------------------------------------
THE COMPANY
Leverage capital             11.35%      5.00%        4.00%      9.26%     5.00%        4.00%
Tier 1 risk-based            11.92%      6.00%        4.00%      9.86%     6.00%        4.00%
Total risk-based             13.17%     10.00%        8.00%     11.11%    10.00%        8.00%

THE BANK
Leverage capital              9.49%      5.00%        4.00%      9.11%     5.00%        4.00%
Tier 1 risk-based             9.97%      6.00%        4.00%      9.70%     6.00%        4.00%
Total risk-based             11.22%     10.00%        8.00%     10.96%    10.00%        8.00%



COMMITMENTS AND OFF-BALANCE SHEET RISK

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

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At March 31, 2003, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Form 10-KSB for the year ended December 31, 2002. On April 7, 2003, the Company entered into an additional operating lease with a term of ten years and aggregate rental payments of $697,410.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company previously filed its periodic reports as a small business issuer. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. This quarterly report is the first filing by the Company subject to the requirements of Item 305. Pursuant to Item 305, disclosure of quantitative and qualitative information about market risk is required in filings that include audited financial statements. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Consequently, the Company will provide a comprehensive qualitative and quantitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

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

(b) During our most recent evaluation of our internal controls, we discovered
(i) improper transactions and various unreconciled items in a residential mortgage operating account and (ii) unauthorized loans in the residential mortgage loan portfolio resulting in total pretax special charges of $720,000 for the quarter ended March 31, 2003. The Bank believes it has identified the majority of the losses and is attempting to recover such losses through collection efforts and fidelity bond insurance.

In response to these significant deficiencies and material weaknesses in internal controls, bank employees have been assigned to research and identify all improper transactions in the mortgage operating account. Management believes it has identified the source of the problem and, to date, one employee has been terminated. In addition, management has increased the segregation of mortgage operation duties, enhanced the mortgage loan approval process and continues to evaluate existing mortgage operations and processes for future improvements in internal controls. The Company has also enhanced its internal audit function. Periodic updates and summary reports will be provided to the Audit Committee which has oversight responsibility for implementing appropriate corrective actions.

There have been no other significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits.

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER FINANCIAL CORPORATION


Dated:  May 14, 2003            /s/  Donald F. Schenkel
                                -----------------------------------------------
                                Donald F. Schenkel, Chairman of the Board,
                                President and Chief Executive Officer


Dated:  May 14, 2003            /s/  Kevin J. Himmelhaver
                                -----------------------------------------------
                                Kevin J. Himmelhaver, Executive Vice President,
                                Chief Financial Officer and Secretary

                                  CERTIFICATION

I, Donald F. Schenkel, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Tower Financial Corporation;

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

         Date: May 14, 2003
         ----------------------

         /s/ Donald F. Schenkel
         ----------------------
         Donald F. Schenkel, Chairman of the Board,
         President and Chief Executive Officer

                                  CERTIFICATION

I, Kevin J. Himmelhaver, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Tower Financial Corporation;

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

     Date: May 14, 2003
     ------------------------

     /s/ Kevin J. Himmelhaver
     ------------------------
     Kevin J. Himmelhaver, Executive Vice President,
     Chief Financial Officer and Secretary