Form 10-Q
period 2003-06-30
TOWER FINANCIAL CORP
filed 2003-08-14
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly and year to date period ended JUNE 30, 2003

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

         Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


 Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


  Number of shares of the issuer's common stock, without par value, outstanding as of July 31, 2003: 3,932,194.

                                      INDEX



PART I.   FINANCIAL STATEMENTS

                  Item 1.  Financial Statements                                                                     page no.
                           Consolidated Condensed Balance Sheets as of
                           June 30, 2003 (unaudited) and December 31, 2002..................................          3

                           Consolidated Condensed Statements of Operations (unaudited) for the three
                           and six months ended June 30, 2003 and June 30, 2002 ............................          4

                           Consolidated Condensed Statements of Comprehensive Income (unaudited) for
                           the three and six months ended June 30, 2003 and June 30, 2002...................          5

                           Consolidated Condensed Statements of Changes in Stockholders' Equity
                           (unaudited) for the six months June 30, 2003 and June 30, 2002...................          6

                           Consolidated Condensed Statements of Cash Flows
                           (unaudited) for the six months June 30, 2003 and June 30, 2002...................          7

                           Notes to Consolidated Condensed Financial Statements ............................          8

                  Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations ...........................................................         10

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................         21

                  Item 4.  Controls and Procedures .........................................................         21


PART II.   OTHER INFORMATION

                  Item 1. Legal Proceedings.................................................................         22

                  Item 4.  Submission of Matters to a Vote by Security Holders .............................         22

                  Item 6.  Exhibits and Reports on Form 8-K ................................................         22


SIGNATURES .................................................................................................         23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At June 30, 2003 and December 31, 2002


                                                                               (unaudited)
                                                                                JUNE 30,              DECEMBER 31,
                                                                                  2003                    2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $ 14,354,251             $ 9,228,782
Short-term investments and interest-earning deposits                                5,826,299              13,598,037
Federal funds sold                                                                 14,025,439              13,341,860
                                                                            ------------------      ------------------
       Total cash and cash equivalents                                             34,205,989              36,168,679
Securities available for sale, at fair value                                       10,328,012              11,170,570
FHLBI and FRB stock                                                                 2,071,700               2,057,500
Loans held for sale                                                                 1,107,478               5,769,700
Loans                                                                             355,234,159             321,339,946
Allowance for loan losses                                                          (5,513,957)             (4,745,672)
                                                                            ------------------      ------------------
       Net loans                                                                  349,720,202             316,594,274
Premises and equipment, net                                                         2,617,319               2,625,602
Accrued interest receivable                                                         1,290,594               1,092,806
Other assets                                                                        5,668,688               1,831,785
                                                                            ------------------      ------------------

       Total assets                                                              $407,009,982           $ 377,310,916
                                                                            ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                           $ 46,659,034            $ 42,966,347
   Interest-bearing                                                               296,389,516             267,617,640
                                                                            ------------------      ------------------
       Total deposits                                                             343,048,550             310,583,987
Short-term borrowings                                                               1,060,000               1,060,000
Federal Home Loan Bank (FHLB) advances                                             19,000,000              21,500,000
Trust preferred securities                                                          3,500,000               3,500,000
Accrued interest payable                                                              268,749                 272,303
Other liabilities                                                                     470,849               1,219,763
                                                                            ------------------      ------------------

       Total liabilities                                                          367,348,148             338,136,053

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 3,932,194 shares issued and outstanding at June 30, 2003 and 3,931,184 shares issued and
   outstanding at December 31, 2002                                                37,202,542              37,190,692
Retained earnings                                                                   2,375,970               1,760,778
Accumulated other comprehensive income, net of tax of
   $55,548 at June 30, 2003 and $148,928 at December 31, 2002                          83,322                 223,393
                                                                            ------------------      ------------------
       Total stockholders' equity                                                  39,661,834              39,174,863
                                                                            ------------------      ------------------

       Total liabilities and stockholders' equity                                $407,009,982           $ 377,310,916
                                                                            ==================      ==================




      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2003 and 2002

                                               (unaudited)            (unaudited)             (unaudited)            (unaudited)
                                              THREE MONTHS            THREE MONTHS            SIX MONTHS             SIX MONTHS
                                                  ENDED                  ENDED                   ENDED                  ENDED
                                              JUNE 30, 2003          JUNE 30, 2002           JUNE 30, 2003          JUNE 30, 2002
                                            ------------------     -------------------     ------------------     ------------------
INTEREST INCOME:
      Loans, including fees                       $ 4,268,755             $ 3,852,078            $ 8,401,182            $ 7,399,855
      Securities - taxable                             88,347                 117,769                174,176                161,206
      Securities - tax exempt                          24,794                  14,894                 41,504                 20,026
      Other interest income                            55,664                  62,142                 97,639                204,356
                                            ------------------     -------------------     ------------------     ------------------
           Total interest income                    4,437,560               4,046,883              8,714,501              7,785,443
INTEREST EXPENSE:
      Deposits                                      1,359,442               1,396,421              2,690,188              2,827,765
      Short-term borrowings                            26,488                   9,422                 29,457                 13,586
      FHLB advances                                   116,985                  73,396                261,045                129,470
      Trust preferred securities                       76,905                  76,904                158,670                158,962
                                            ------------------     -------------------     ------------------     ------------------
           Total interest expense                   1,579,820               1,556,143              3,139,360              3,129,783
                                            ------------------     -------------------     ------------------     ------------------
Net interest income                                 2,857,740               2,490,740              5,575,141              4,655,660
PROVISION FOR LOAN LOSSES                             690,000                 445,000              1,535,000                820,000
                                            ------------------     -------------------     ------------------     ------------------
Net interest income after provision
   for loan losses                                  2,167,740               2,045,740              4,040,141              3,835,660
NONINTEREST INCOME:
      Trust fees                                      337,384                 257,626                693,344                519,254
      Service charges                                 159,508                  95,447                308,795                189,236
      Loan broker fees                                284,291                 105,350                484,936                213,278
      Net gain on sale of securities                                                                 190,766
      Other fees                                      148,671                 106,087                289,880                190,627
                                            ------------------     -------------------     ------------------     ------------------
           Total noninterest income                   929,854                 564,510              1,967,721              1,112,395
NONINTEREST EXPENSE:
      Salaries and benefits                         1,332,750               1,183,292              2,604,465              2,295,545
      Occupancy and equipment                         302,285                 251,568                606,063                482,338
      Marketing                                       158,126                  63,309                211,056                112,991
      Data processing                                  83,524                  66,369                172,403                132,805
      Loan and professional costs                     157,426                 158,010                327,083                217,181
      Office supplies and postage                      67,113                  49,041                137,939                 97,566
      Courier services                                 68,451                  57,899                136,285                114,348
      Other expense                                   240,728                 201,022                840,706                383,048
                                            ------------------     -------------------     ------------------     ------------------
           Total noninterest expense                2,410,403               2,030,510              5,036,000              3,835,822
                                            ------------------     -------------------     ------------------     ------------------
INCOME BEFORE INCOME TAXES                            687,191                 579,740                971,862              1,112,233
Income taxes expense                                  257,470                 225,100                356,670                436,800
                                            ------------------     -------------------     ------------------     ------------------

NET INCOME                                          $ 429,721               $ 354,640              $ 615,192              $ 675,433
                                            ==================     ===================     ==================     ==================

BASIC EARNINGS PER COMMON SHARE                        $ 0.11                  $ 0.14                 $ 0.16                 $ 0.27
DILUTED EARNINGS PER COMMON SHARE                      $ 0.11                  $ 0.14                 $ 0.15                 $ 0.26
Average common shares outstanding                   3,932,194               2,530,000              3,931,759              2,530,000
Average common shares and dilutive
   potential common shares outstanding              3,969,399               2,611,029              4,007,177              2,610,269


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2003 and 2002

                                                   (unaudited)          (unaudited)          (unaudited)         (unaudited)
                                                   THREE MONTHS        THREE MONTHS          SIX MONTHS          SIX MONTHS
                                                      ENDED                ENDED                ENDED               ENDED
                                                  JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003       JUNE 30, 2002
---------------------------------------------------------------------------------------   --------------------------------------
Net income                                               $ 429,721           $ 354,640            $ 615,192           $ 675,433

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available
   for sale, net of tax of $6,135 and
   $103,837 for the three months ended
   June 30, 2003 and 2002 and $(93,380) and
   $95,997 for the six months ended June 30,
   2003 and 2002.                                            9,205             155,696             (140,071)            143,976
                                                -------------------  ------------------   ------------------  ------------------

COMPREHENSIVE INCOME                                     $ 438,926           $ 510,336            $ 475,121           $ 819,409
                                                ===================  ==================   ==================  ==================


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2003 and 2002 (unaudited)


                                                        COMMON                            ACCUMULATED
                                                       STOCK AND                             OTHER
                                                        PAID-IN         RETAINED         COMPREHENSIVE
                                                        CAPITAL         EARNINGS         INCOME (LOSS)          TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002                                $23,469,770          $ 45,149             $ (9,580)    $ 23,505,339

Net income for 2002                                                           675,433                               675,433

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $95,997                                                                 143,976          143,976
                                                    ------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                                  $23,469,770         $ 720,582            $ 134,396     $ 24,324,748
                                                    ========================================================================


BALANCE, JANUARY 1, 2003                                $37,190,692       $ 1,760,778            $ 223,393     $ 39,174,863

Net income for 2003                                                           615,192                               615,192

Issuance of 1,010 shares of common stock
    for stock options exercised and tax benefits             11,850                                                  11,850
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(93,380)                                                              (140,071)        (140,071)
                                                    ------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                                  $37,202,542       $ 2,375,970             $ 83,322     $ 39,661,834
                                                    ========================================================================


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002

                                                                                (unaudited)            (unaudited)
                                                                                SIX MONTHS              SIX MONTHS
                                                                                   ENDED                  ENDED
                                                                               JUNE 30, 2003          JUNE 30, 2002
                                                                             ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $ 615,192               $ 675,433
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                                                 281,820                 171,569
         Provision for loan losses                                                   1,535,000                 820,000
         Earnings on life insurance                                                    (66,968)
         Net gain on sale of securities                                               (190,766)
         Change in accrued interest receivable                                        (197,788)               (212,425)
         Change in other assets                                                       (676,555)               (433,218)
         Change in accrued interest payable                                             (3,554)                (42,587)
         Change in other liabilities                                                  (748,914)               (286,314)
         Origination of loans held for sale                                        (13,897,650)            (11,429,950)
         Proceeds from sales of loans held for sale                                 18,559,872              14,884,000
                                                                             ------------------     -------------------
            Net cash from operating activities                                       5,209,689               4,146,508
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                                           (34,660,928)            (54,430,640)
     Net change in interest-earning deposits                                                                 2,311,000
     Purchase of securities available for sale                                      (6,023,016)             (9,194,811)
     Proceeds from maturities of securities
        available for sale                                                           3,604,718
     Proceeds from sale of securities
        available for sale                                                           3,174,780
     Purchase of FHLBI & FRB Stock                                                     (14,200)
     Purchase of life insurance                                                     (3,000,000)
     Purchase of equipment and leasehold
        expenditures                                                                  (230,146)               (794,089)
                                                                             ------------------     -------------------
         Net cash from investing activities                                        (37,148,792)            (62,108,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                         32,464,563              12,036,134
     Proceeds from issuance of common stock
        from exercise of stock options and tax benefits                                 11,850
     Proceeds from FHLB advances                                                     3,500,000              15,000,000
     Repayment of FHLB advances                                                     (6,000,000)
                                                                             ------------------     -------------------
         Net cash from financing activities                                         29,976,413              27,036,134
                                                                             ------------------     -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,962,690)            (30,925,898)
Cash and cash equivalents, beginning of period                                      36,168,679              48,676,039
                                                                             ------------------     -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 34,205,989            $ 17,750,141
                                                                             ==================     ===================

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                                      $ 3,142,914             $ 3,172,370
     Income taxes                                                                    1,008,076                 871,600


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ORGANIZATION: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly- owned subsidiary, Tower Bank & Trust Company (the "Bank") opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. The Company's wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 ("TCT1"), was incorporated on November 1, 2001 for the single purpose of issuing trust preferred securities.

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2003, its consolidated results of operations and comprehensive income for the three and six month periods ended June 2003 and 2002, and its consolidated changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. The results for the period ended June 30, 2003 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002, 2001, and 2000 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                               ---------------------------     --------------------------
                                                                   2003         2002               2003         2002
          --------------------------------------------------------------------------------     --------------------------
          Net income as reported                                  $ 429,721     $ 354,640         $ 615,192    $ 675,433
          Deduct: Stock-based compensation expense
               determined under fair value-based method             (38,480)      (37,605)          (76,961)     (75,210)
                                                               ---------------------------     --------------------------
          Pro forma net income                                    $ 391,241     $ 317,035         $ 538,231    $ 600,223
                                                               ===========================     ==========================

          Basic earnings per share as reported                       $ 0.11        $ 0.14            $ 0.16       $ 0.27
          Pro forma basic earnings per share                           0.10          0.13              0.14         0.24
          Diluted earnings per share as reported                       0.11          0.14              0.15         0.26
          Pro forma diluted earnings per share                         0.10          0.12              0.13         0.23


          The pro forma effects are computed using option-pricing models with the following weighted average assumptions as of grant date.

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                   -------------------------------     -------------------------------
                                                        2003            2002                2003            2002
          ------------------------------------------------------------------------     -------------------------------
          Risk-free interest rate                            3.18%            N/A                3.16%          4.87%
          Expected option life                             6 years            N/A            5.6 years        8 years
          Expected stock price volatility                   24.37%            N/A               25.56%         25.57%
          Dividend yield                                      None            N/A                 None           None


     E. NEWLY ISSUED ACCOUNTING STANDARDS: The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", both of which generally become effective in the quarter beginning July 1, 2003. Management has determined that the adoption of these standards will not have a material impact on the Company's operating results or financial condition. However, the Federal Reserve is reviewing the regulatory capital implications of the requirements to report trust preferred securities with liabilities.

NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2003 and 2002.

                                                           FOR THE THREE MONTH                FOR THE SIX MONTH
                                                          PERIOD ENDED JUNE 30,              PERIOD ENDED JUNE 30,
                                                      -------------------------------   --------------------------------
                                                           2003           2002               2003            2002
-------------------------------------------------------------------------------------   --------------------------------
BASIC
Net income                                                 $ 429,721       $ 354,640          $ 615,192       $ 675,433
                                                      -------------------------------   --------------------------------
Weighted average common shares outstanding                 3,932,194       2,530,000          3,931,759       2,530,000
                                                      -------------------------------   --------------------------------
Basic earnings per common share                               $ 0.11          $ 0.14             $ 0.16          $ 0.27

DILUTED
Net income                                                 $ 429,721       $ 354,640          $ 615,192       $ 675,433
                                                      -------------------------------   --------------------------------
Weighted average common shares outstanding                 3,932,194       2,530,000          3,931,759       2,530,000
Add: dilutive effect of assumed stock option exercises        37,205          81,029             75,418          80,269
                                                      -------------------------------   --------------------------------
Weighted average common shares and dilutive
   potential common shares outstanding                     3,969,399       2,611,029          4,007,177       2,610,269
                                                      -------------------------------   --------------------------------
Diluted earnings per common share                             $ 0.11          $ 0.14             $ 0.15          $ 0.26


NOTE 3 -- STOCK OPTION PLANS

     Options to buy stock are granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the "Plans"), which together provide for issuance of up to 435,000 shares of common stock of the Company. The exercise price of stock options granted under the Plans may not be less than the market price of our common stock at the date of grant. The maximum option term is ten years. Option vesting occurs over various periods of time ranging from immediate to four years.

     At June 30, 2003, options for 407,678 shares were outstanding to certain officers, employees and directors. The options were granted at the market price of our common stock on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options for 303,343 shares were vested and exercisable at June 30, 2003, of which options for 9,750 shares had exercise prices above the market price on such date. During the second quarter of 2003, there were 8,000 options granted at a per share price of $13.38 while 7,000 shares were cancelled.

NOTE 4 -- CONTINGENCY LOSS

     The first six months of 2003 results were adversely affected by total pretax special charges of $835,000 for losses discovered in the Company's residential mortgage operation. During the first six months of 2003 special charges were recorded as a $560,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account.

     During the fourth quarter of 2002, the Company recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in the mortgage operating account. Further investigation by the Company during the first and second quarter of 2003 uncovered unauthorized loans and improper mortgage activity in the operating account. A total of $1,263,000 in pretax special charges has been recorded to date to address these identified issues. An employee of the Company was terminated as a result of this investigation, and management has made appropriate modifications in the Company's internal controls. The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses. The Company has filed and is attempting to recover such losses through fidelity bond insurance and collection efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2003 and December 31, 2002 and results of operations for the three month and six month periods ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


FINANCIAL CONDITION

The Company continued to experience growth in the second quarter of 2003. Total assets of the Company were $407.0 million at June 30, 2003 compared to total assets at December 31, 2002 of $377.3 million. The 7.9% increase in assets was mainly due to an increase in loans and was supported in part by a $32.4 million inflow of funds from deposit growth at the Bank during the first six months of 2003. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. During the Bank's fifth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $34.2 million at June 30, 2003, a $2.0 million or 5.5% decrease from $36.2 million at December 31, 2002. Securities available for sale were $10.3 million at the end of the second quarter of 2003, a decrease of $842,558 from December 31, 2002. The net decrease in cash and cash equivalents during the first six months of 2003 was reflective of the cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The decrease in securities available for sale was a result of the net sale and reinvestment activity for the Bank's investment portfolio during the first six months of 2003.

Loans. Total loans were $355.2 million at June 30, 2003 reflecting a 10.5% increase from total loans of $321.3 million at December 31, 2002. Loan growth in the first six months of 2003 occurred mainly in the commercial and commercial real estate portfolios, however some growth also occurred in the residential real estate portfolio. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans approximated 80.9% of the portfolio at June 30, 2003 compared to 81.5% at December 31, 2002. Management believes that strong loan growth during the first six months of 2003 was the result of the Bank's lending experience and client demand in our local markets.

The following table summarizes the composition of the loan portfolio at the dates indicated:

                                                         JUNE 30, 2003              DECEMBER 31, 2002
                                                     ----------------------------------------------------------
                                                         BALANCE           %           BALANCE          %
           ----------------------------------------------------------------------------------------------------
           Commercial                                   $ 238,592,754    67.2%        $ 219,631,123   68.4%
           Commercial real estate                          48,508,875    13.7%           42,164,922   13.1%
           Residential real estate                         31,537,845     8.9%           26,097,307    8.1%
           Home equity                                     23,497,043     6.6%           20,042,459    6.3%
           Consumer                                        12,936,320     3.6%           13,290,091    4.1%
                                                     ----------------------------------------------------------
                Total loans                               355,072,837   100.0%          321,225,902   100.0%
           Net deferred loan costs                            161,322                       114,044
           Allowance for loan losses                       (5,513,957)                   (4,745,672)
                                                     -----------------            ------------------

                Net loans                               $ 349,720,202                 $ 316,594,274
                                                     =================            ==================


Nonperforming Assets. Nonperforming assets have increased from $719,441 or .19% of total assets at the end of 2002 to $2.0 million or .50% of total loans at June 30, 2003. Nonperforming loans include loans past due over 90 days and still accruing and all nonaccrual loans. The increase in nonperforming assets was mainly attributable to three loans totaling $765,747, all associated with the same borrower, that were recorded as nonaccrual loans during the first three months of 2003 after the borrower filed for bankruptcy protection. During the second quarter two additional borrowers were added to the nonperforming assets totaling $608,534 comprising the majority of the new nonperforming loans and first quarter nonperforming loans were reduced by $198,504. At June 30, 2003, nonperforming loans amounted to $1,935,838 of which, $76,990 were still accruing but past due 90 days or more. Nonperforming loans at December 31, 2002 were $719,441 of which, $87,304 were still accruing but past due 90 days or more.


All nonaccrual loans at June 30, 2003 and December 31, 2002 were also classified as impaired loans.

At June 30, 2003 and December 31, 2002, the Company did not have any loans recorded as troubled debt restructurings. It did have one property recorded as other real estate owned (OREO) for a fair market value of $80,000 at June 30, 2003.

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2003              2002
---------------------------------------------------------------------------------------------------
Loans past due over 90 days and still accruing                   $         76,990        $  87,304
Nonaccrual loans                                                        1,858,848          632,137
                                                                -----------------------------------
      Total nonperforming loans                                  $      1,935,838        $ 719,441
Other real estate owned                                                    80,000                -
                                                                -----------------------------------
      Total nonperforming assets                                 $      2,015,838        $ 719,441
                                                                ===================================

Nonperforming loans to total loans                                          0.54%            0.22%
Nonperforming assets to total assets                                        0.50%            0.19%


Allowance for Loan Losses. In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. The allowance is made up of three types of allocations: identified specific allocation, a percentage allocation based on loss history for different loan groups, and unallocated. Management will allocate specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent some of those factors, based upon peer industry data of comparable banks. The unallocated allowance is maintained to recognize the imprecision of estimation and measuring loss when evaluating loss allocations for individual loans or pools of loans.

The allowance for loan losses at June 30, 2003 was $5.5 million or 1.55% of total loans outstanding; an increase over the $4.7 million or 1.48% at December 31, 2002. The provision for loan losses during the first six months of 2003 was $1.5 million compared to $820,000 in the first six months of 2002.

The table below summarizes the allowance allocations by type as of the following dates:

                                                             June 30, 2003       December 31, 2002
---------------------------------------------------------------------------------------------------
Specific allocations                                            $ 3,098,000            $ 2,042,158
Loan pool percentage allocations                                  2,385,000              2,673,840
Unallocated                                                          30,957                 29,674
                                                      ---------------------------------------------

     Total allowance for loan losses                            $ 5,513,957            $ 4,745,672
                                                      =============================================


In general, the addition to the allowance for loan losses during the first and second quarters of this year was directly attributable to the amount of the loan growth and net charge-off activity during the period and attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first six months of 2003 were $766,715 compared to $170,068 for the first six months of 2002. This increase was mainly attributable to $560,000 of charge-offs for unauthorized loans identified in the residential mortgage loan portfolio. In addition to the charge-offs for unauthorized mortgage loans, there was $186,715 in other net charge-offs for the period ended June 30, 2003. Nonperforming loans increased during the first six months of 2003 by $1.2 million and were $1.9 million at June 30, 2003. As a result of the increased level of nonperforming loans at June 30, 2003, and some deterioration of credit quality due to the current soft economy, specific allocations of the loss allowance increased $1.1 million from December 31, 2002. The amount of the allowance allocated for loan pools declined during the first six months as a net result of increased loans outstanding, which was more than offset by a decrease in loss experience percentages mainly for commercial loans.


Management considers the allowance for loan losses at June 30, 2003 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2003 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                                     2003             2002
-------------------------------------------------------------------------------------------------
Beginning balance, January 1                                        $ 4,745,672      $ 3,480,205
Provision charged to operating expense                                1,535,000          820,000
Charge-offs                                                            (783,143)        (172,863)
Recoveries                                                               16,428            2,795
                                                               ----------------------------------

       Ending balance, June 30                                      $ 5,513,957      $ 4,130,137
                                                               ==================================

Net charge-offs to average loans (annualized)                             0.45%            0.22%


Other Assets. The increase in other assets was mainly attributable to the purchase of $3.0 million in bank-owned life insurance (BOLI). The BOLI investment provides a complement of income that funds employee benefit plans for the Company and key man life insurance.

Deposits. Total deposits were $343.0 million at June 30, 2003. Total deposits at December 31, 2002 were $310.6 million. While growth during the first six months of 2003 was reflected in most categories, it was evident mainly in CDs under $100,000, CDs over $100,000 and money market accounts. Growth was approximately $9.1 million in CDs under $100,000 and $12.2 million in CDs over $100,000. Money market accounts increased by $10.2 million during the quarter while demand deposits also reflected good growth and increased $3.7 million. The majority of the increase in deposits during the first six months of 2003 was from business, national market CDs and public fund accounts. While the majority of overall deposit funding has come from the local market in prior years, during the first six months of 2003 the deposit growth was generated primarily from the national market. Non Brokered national market CDs less than or equal to $100,000 grew during the first six months by $14.7 million and reached $41.6 million at June 30, 2003 or 12.1% of the total deposit portfolio. The amount of non brokered national market CDs at December 31, 2002 was $26.9 million. During the second quarter 2003 the bank began using brokered deposits and acquired $13.0 million of brokered deposits during the quarter or 3.7% of the total deposits.

The following table summarizes the Company's deposit balances at the dates indicated:

                                                         JUNE 30, 2003                DECEMBER 31, 2002
                                                   ---------------------------------------------------------
                                                       BALANCE          %          BALANCE           %
------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                             $ 46,659,034   13.6%        $ 42,966,347    13.8%
Interest-bearing checking                                16,946,435    4.9%          21,582,021     7.0%
Money market                                            109,293,136   31.9%          99,104,831    31.9%
Savings                                                  10,201,622    3.0%           8,342,455     2.7%
Time, under $100,000                                     63,927,069   18.6%          54,803,014    17.6%
Time, $100,000 and over                                  96,021,254   28.0%          83,785,319    27.0%
                                                   ---------------------------------------------------------

      Total deposits                                  $ 343,048,550   100.0%      $ 310,583,987   100.0%
                                                   =========================================================

Borrowings. Short-term borrowings at both June 30, 2003 and December 31, 2002 were $1.1 million and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $19.0 million and $21.5 million in Federal Home Loan Bank ("FHLB") advances at June 30, 2003 and December 31, 2002, respectively. The $2.5 million decrease in FHLB advances during the first six months of 2003 reflected the payoff of one of the maturing advances. Two of the remaining six FHLB advances mature in 2011, and each of these have quarterly call features. The other four are bullet advances with maturities that range from September 2003 to June 2005.

Other Liabilities. Other liabilities decreased $748,914 from year-end 2002. The decrease in other liabilities was primarily related to the payment of various payroll expenses in the first quarter 2003 that had been accrued at December 31, 2002.

RESULTS OF OPERATIONS

For The Three Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2003 reflected net income of $429,721 or $0.11 per diluted share. This was a $75,081 or 21.2% increase over 2002's second quarter net income of $354,640. Net income per diluted share for second quarter of 2002 was $0.14. In the second quarter 2003, special charges were recorded as a $115,000 addition to the provision for loan losses for unauthorized mortgage loans. Diluted per share performance for the second quarter of 2003 was also affected by a 53% increase in the number of average dilutive shares outstanding as a result of the Company's rights offering and limited public offering completed in August 2002.

The increase in total revenue for the second quarter of 2003 as compared to the prior year was very positive, as total revenue, defined as net interest income plus total noninterest income, increased 24.0%. For the three-month period ended June 30, 2003, net interest income increased 14.7% and total noninterest income increased 64.7% from the same period one year ago.

PERFORMANCE RATIOS                                                               JUNE 30,
                                                                     -------------------------------
                                                                            2003           2002
----------------------------------------------------------------------------------------------------
Return on average assets *                                                    0.44%           0.46%
Return on average equity *                                                    4.36%           5.91%
Net interest margin *                                                         3.04%           3.34%
Efficiency ratio                                                             63.62%          66.46%
* annualized

Net Interest Income. Interest income for the three-month periods ended June 30, 2003 and 2002 was $4.4 million and $4.0 million, respectively, while interest expense for each of those periods was $1.6 million, resulting in net interest income of $2.9 million for the second quarter of 2003 and $2.5 million for the second quarter of 2002. The increase during each quarter of 2002 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the second quarter of 2003 was 3.04%, while the net interest margin for the second quarter of 2002 was 3.34%. This decrease in net interest margin was due to a decline of approximately 71 basis points in earning asset yields and only 46 basis points in funding costs for the three months ended June 30, 2002. The decline in yield and cost was primarily attributable to the repricing of variable rate loans and deposit products as the prime rate was reduced.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                AT AND FOR THE THREE MONTH PERIODS ENDED
                                              --------------------------------------------------------------------------
                                                         JUNE 30, 2003                        JUNE 30, 2002
                                              --------------------------------------------------------------------------
                                                            INTEREST   ANNUALIZED                INTEREST   ANNUALIZED
                                                AVERAGE      EARNED       YIELD      AVERAGE      EARNED       YIELD
($ in thousands)                                BALANCE      OR PAID     OR COST     BALANCE      OR PAID     OR COST
------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                       $ 4,921        $ 22       1.79%      $ 5,599        $ 35       2.51%
Federal funds sold                                  13,693          34       0.99%        6,575          28       1.71%
Securities - taxable                                 9,656          88       3.65%       10,112         117       4.64%
Securities - tax exempt (1)                          2,545          37       5.82%        1,592          25       6.30%
Loans held for sale                                  1,022          11       4.31%        1,345          11       3.28%
Loans                                              346,946       4,258       4.91%      275,407       3,841       5.59%
                                              -------------------------            -------------------------
     Total interest-earning assets                 378,783       4,450       4.70%      300,630       4,057       5.41%
Allowance for loan losses                           (5,332)                              (3,930)
Cash and due from banks                              9,342                                6,344
Other assets                                         9,037                                4,411
                                              -------------                        -------------
    Total assets                                 $ 391,830                            $ 307,455
                                              =============                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                         $ 16,317        $ 22       0.54%     $ 12,791        $ 32       1.00%
Savings                                              9,989          15       0.60%        5,683          21       1.48%
Money market                                       103,804         321       1.24%      107,693         492       1.83%
Certificates of deposit                            156,969       1,002       2.55%      110,106         852       3.10%
Short-term borrowings                                1,189          26       8.75%        2,302           9       1.57%
FHLB advances                                       19,000         117       2.46%        8,797          73       3.33%
Trust preferred securities                           3,500          77       8.80%        3,454          77       8.94%
                                              -------------------------            -------------------------
    Total interest-bearing liabilities             310,768       1,580       2.03%      250,826       1,556       2.49%
Noninterest-bearing checking                        40,597                               31,060
Other liabilities                                      884                                1,461
Stockholders' equity                                39,581                               24,108
                                              -------------                        -------------
    Total liabilities and stockholders' equity   $ 391,830                            $ 307,455
                                              =============                        =============
NET INTEREST INCOME                                            $ 2,870                              $ 2,501
                                                           ============                         ============
RATE SPREAD                                                                  2.67%                                2.92%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                 3.04%                                3.34%
                                                                       ============                         ============

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.



Provision for Loan Losses. A provision for loan losses was recorded in the amount of $690,000 during the second quarter of 2003 as compared to $445,000 for the second quarter of 2002. The provision recorded for the second quarter of 2003 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs with $115,000 directly attributable to unauthorized loans identified in the residential mortgage loan portfolio. The allowance for loan losses at June 30, 2003 totaled $5.5 million and was 1.55% of total loans outstanding on that date. Total net charge-offs for the three-month period ended June 30, 2003 were $254,576 and were $147,784 during the same period a year ago.

Noninterest Income. Noninterest income was $929,854 during the second quarter of 2003. This was a $365,344 or 64.7% increase over the second quarter of 2002. The increase in noninterest income from the comparable period was reflected in all categories and mainly attributable to a 31.0% growth in fees from trust services resulting from more assets under management, a 67.1% growth in service charge revenue generally reflective of a growth in and development of deposit accounts, an 169.9% growth in loan broker fees from mortgage origination, and a 40.1% increase in other fees. The growth in other fees was in part attributable to a 37.4% increase in the Company's off-balance sheet mutual fund sweep product. The sweep product fees represent administrative fees paid to the Company to transfer customer deposits to a third-party mutual fund, which is not reflected on the balance sheet.

Noninterest Expense. Noninterest expense was $2.4 million for the second quarter of 2003 while noninterest expense for the three-month period ended June 30, 2002 was $2.0 million. The main components of noninterest expense for the second quarter of 2003 were salaries and benefits of $1.3 million, occupancy and equipment costs of $302,285, and loan and professional costs in the amount of $157,426. These costs were mainly the result of human resource needs to operate the Bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals. Expense totals for the 2003 quarter were higher than those for the second quarter of 2002 and were mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a third new branch office in September 2002.

Income Taxes. During the quarters ended June 30, 2003 and 2002, the Company recorded $257,470 and $225,100, respectively, in income taxes expense. The effective tax rate was 37.5% for 2003 as compared to 38.8% for 2002. The reduced effective tax rate in 2003 compared to 2002 was reflective of a higher level of tax-exempt security income and nontaxable income on BOLI in 2003.

For The Six Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2003 reflected net income of $615,192 or $0.15 per diluted share. This reflected a $60,241 or 8.9% decrease from 2002's six-month period net income of $675,433. Net income per diluted share for the six-month period ended June 30, 2002 was $0.26. The operating results for the six-month period ended June 30, 2003 were adversely affected by total pretax special charges of $835,000 for losses discovered in the Company's residential mortgage operation. The six-month period's 2003 special charges were recorded as a $560,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account. Diluted per share performance for the first six months of 2003 was also affected by a 53.5% increase in the number of average dilutive shares outstanding as a result of the rights offering and limited public offering completed in August 2002.

During the fourth quarter of 2002, the Company recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in a mortgage operating account. Further investigation by the Company during the first and second quarter of 2003 uncovered unauthorized mortgage loans and improper mortgage activity in the operating account. A total of $1,263,000 in pretax special charges has been recorded to date to address these identified issues. An employee of the Company was terminated as a result of this investigation, and management has made appropriate modifications in its internal controls. The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses. The Company has filed and is attempting to recover such losses through fidelity bond insurance and collection efforts.

The increase in total revenue for the first six months of 2003 as compared to the prior year was very positive, as total revenue, defined as net interest income plus total noninterest income, increased 30.8%. For the six-month period ended June 30, 2003, net interest income increased 19.7% and total noninterest income increased 76.9% from the same period one year ago.

PERFORMANCE RATIOS                                                               JUNE 30,
                                                                     -------------------------------
                                                                          2003           2002
----------------------------------------------------------------------------------------------------
Return on average assets *                                                    0.32%           0.45%
Return on average equity *                                                    3.14%           5.64%
Net interest margin *                                                         3.04%           3.20%
Efficiency ratio                                                             66.77%          66.50%
* annualized

Net Interest Income. Interest income for the six-month periods ended June 30, 2003 and 2002 was $8.7 million and $7.8 million, respectively, while interest expense for each of those periods was $3.1 million, resulting in net interest income of $5.6 million for the six-month period of 2003 and $4.7 million for the six-month period of 2002. The increase during the first six months of 2002 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first six months of 2003 was 3.04%, while the net interest margin for the first six months of 2002 was 3.20%. This decrease in net interest margin was due to a decline of approximately 64 basis points in earning asset yields and 50 basis points of funding costs compared to the first six months ended June 30, 2002. The decline in yield and cost was primarily attributable to the repricing of variable rate loans and deposit products as the prime rate was reduced.

The following table reflects the average balance, interest earned or paid and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                               AT AND FOR THE SIX MONTH PERIODS ENDED
                                              --------------------------------------------------------------------------
                                                         JUNE 30, 2003                        JUNE 30, 2002
                                              --------------------------------------------------------------------------
                                                            INTEREST   ANNUALIZED                INTEREST   ANNUALIZED
                                                AVERAGE      EARNED       YIELD      AVERAGE      EARNED       YIELD
($ in thousands)                                BALANCE      OR PAID     OR COST     BALANCE      OR PAID     OR COST
------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                       $ 4,521        $ 30       1.33%     $ 10,160       $ 113       2.24%
Federal funds sold                                  13,609          68       1.00%       10,730          91       1.71%
Securities - taxable                                 9,723         175       3.60%        6,928         161       4.69%
Securities - tax exempt (1)                          2,272          59       5.19%        1,000          33       6.73%
Loans held for sale                                  1,179          33       5.60%        2,290          42       3.70%
Loans                                              340,108       8,368       4.92%      263,079       7,358       5.64%
                                              -------------------------            -------------------------
     Total interest-earning assets                 371,412       8,733       4.70%      294,187       7,798       5.34%
Allowance for loan losses                           (5,091)                              (3,765)
Cash and due from banks                              9,272                                6,251
Other assets                                         8,222                                4,139
                                              -------------                        -------------
    Total assets                                 $ 383,815                            $ 300,812
                                              =============                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                         $ 16,425        $ 46       0.56%     $ 12,874        $ 65       1.02%
Savings                                              9,453          32       0.68%        5,484          42       1.55%
Money market                                        99,682         611       1.23%      105,016         991       1.90%
Certificates of deposit                            153,271       2,002       2.61%      109,468       1,730       3.19%
Short-term borrowings                                1,126          29       5.15%        1,712          13       1.60%
FHLB advances                                       20,036         261       2.61%        7,655         129       3.41%
Trust preferred securities                           3,500         159       9.09%        3,453         159       9.28%
                                              -------------------------            -------------------------
    Total interest-bearing liabilities             303,493       3,140       2.07%      245,662       3,129       2.57%
Noninterest-bearing checking                        39,708                               30,185
Other liabilities                                    1,119                                  817
Stockholders' equity                                39,495                               24,148
                                              -------------                        -------------
    Total liabilities and stockholders' equity   $ 383,815                            $ 300,812
                                              =============                        =============
NET INTEREST INCOME                                            $ 5,593                              $ 4,669
                                                           ============                         ============
RATE SPREAD                                                                  2.63%                                2.77%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                 3.04%                                3.20%
                                                                       ============                         ============

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.



Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.5 million during the first six months of 2003 as compared to $820,000 for the first six months of 2002. Total net charge-offs for the six-month period ended June 30, 2003 were $766,715, mainly attributable to $560,000 of unauthorized loans identified in the residential mortgage loan portfolio, and were $170,068 during the same period a year ago. At June 30, 2003, nonperforming loans amounted to $1,935,838 of which $76,990 were still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $2.0 million during the first six months of 2003. This was a $855,326 or 76.9% increase over the first six months of 2002. The increase in noninterest income from the comparable period was reflected in all categories and mainly attributable to a 33.5% growth in fees from trust services resulting from more assets under management, a 63.2% growth in service charge revenue generally reflective of a growth in and development of deposit accounts, an 127.3% growth in loan broker fees from mortgage origination, a 52.1% increase in other fees, and a $190,766 net gain on sale of securities. The growth in other fees was in part attributable to a 31.8% increase in the Company's off-balance sheet mutual fund sweep product. The sweep product fees represent administrative fees paid to the Company to transfer customer deposits to a third-party mutual fund, which is not reflected on the balance sheet. The net gain on the sale of securities was taken as part of a normal investment appreciation / reinvestment transaction analysis.

Noninterest Expense. Noninterest expense was $5.0 million for the first six months of 2003 while noninterest expense for the six-month period ended June 30, 2002 was $3.8 million. The main components of noninterest expense for the first six months of 2003 were salaries and benefits of $2.6 million, occupancy and equipment costs of $606,063, and loan and professional costs in the amount of $327,083. These costs were mainly the result of human resource needs to operate the Bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals. Expense totals for the 2003 first six months were higher than those for the first six months of 2002 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing location, as well as the opening of a third new branch office in September 2002. Noninterest expense for the first six months of 2003 was also increased by a $275,000 addition to other expense during the first quarter of 2003 for improper mortgage transactions and other unreconciled activity identified by the Company in a mortgage operating account.

Income Taxes. During the six-month periods ended June 30, 2003 and 2002, the Company recorded $356,670 and $436,800, respectively, in income taxes expense. The effective tax rate was 36.7% for 2003 as compared to 39.3% for 2002. The reduced effective tax rate in 2003 compared to 2002 was attributable to a higher level of tax-exempt security income and nontaxable income on BOLI in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB, trust preferred securities and, beginning with the second quarter 2003, brokered CDs. In the aggregate these deposits and borrowings represented $77.1 million or 22.5% of the Company's total funding at June 30, 2003. Total deposits at June 30, 2003 were $343.0 million and the loan to deposit ratio was 103.6%. Total borrowings at June 30, 2003 were $23.6 million. Additionally, the Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop and use wholesale, out-of-market deposits (such as national market CDs) and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Stockholders' equity was $39.7 million and $39.2 million at June 30, 2003 and December 31, 2002, respectively. Affecting the increase in stockholders' equity during the first half of 2003 was $615,192 in net income, $11,850 from the exercise of 1,010 stock options net of the tax effect and a $140,071 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. The Company has paid no cash or stock dividends in any year thus far. The Company expects that its earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                                              JUNE 30, 2003                      JUNE 30, 2002
                                 ----------------------------------------------------------------------
                                               Well-      Minimum                  Well-     Minimum
                                   Actual    Capitalized Required     Actual    Capitalized  Required
-------------------------------------------------------------------------------------------------------
THE COMPANY
Leverage capital                      10.99%      5.00%    4.00%       9.01%          5.00%      4.00%
Tier 1 risk-based                     11.75%      6.00%    4.00%       9.32%          6.00%      4.00%
Total risk-based                      13.01%     10.00%    8.00%      10.57%         10.00%      8.00%

THE BANK
Leverage capital                       9.24%      5.00%    4.00%       8.87%          5.00%      4.00%
Tier 1 risk-based                      9.81%      6.00%    4.00%       9.17%          6.00%      4.00%
Total risk-based                      11.06%     10.00%    8.00%      10.42%         10.00%      8.00%


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

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At June 30, 2003, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Form 10-KSB for the year ended December 31, 2002. On April 7, 2003, the Company entered into an additional operating lease for its fourth branch site in Fort Wayne. The terms of that agreement are for a ten-year lease and aggregate rental payments of $697,410. The lease payments do not begin until occupancy, which is scheduled for December 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company previously filed its periodic reports as a small business issuer through the period ended December 31, 2002. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305, disclosure of quantitative and qualitative information about market risk is required in filings that include audited financial statements. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Consequently, the Company will provide a comprehensive qualitative and quantitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

We are responsible for establishing and maintaining a set of disclosure controls and procedures, that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the second quarter 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During our first quarter evaluation of our internal controls, we discovered (i) improper transactions and various unreconciled items in a residential mortgage operating account and (ii) unauthorized loans in the residential mortgage loan portfolio that have resulted in total pretax special charges of $835,000 for the six months ended June 30, 2003. The Bank believes it has substantially completed its investigation into this and that it has identified the majority of the losses. The Company has filed and is attempting to recover such losses through fidelity bond insurance and collection efforts.

In response to these significant deficiencies and material weaknesses in internal controls discovered in the first quarter 2003, bank employees were assigned to research and identify all improper transactions in the mortgage operating account. Management believes it implemented modifications to the internal controls during the first quarter that identified the source of the problem and, to date, one employee has been terminated. In addition, management increased the segregation of mortgage operation duties and enhanced the mortgage loan approval process. The Company also enhanced its internal audit function. Periodic updates and summary reports have been and will continue to be provided to the Audit Committee, which has oversight responsibility for implementing appropriate corrective actions and the Company continues to evaluate existing mortgage operations and processes for future improvements in internal controls.

There were no changes in our internal controls over financial reporting during our second quarter 2003 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on April 15, 2003.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2006:

                                              Votes For     Votes Withheld
                                           ---------------------------------
Kathryn D. Callen                                3,354,971           18,375
Craig S. Hartman                                 3,356,771           16,575
Jerome F. Henry, Jr.                             3,356,571           16,775
Debra A. Niezer                                  3,353,971           19,375
Joseph D. Ruffolo                                3,353,521           19,825


     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:


Keith E. Busse                    2005       William G. Niezer        2004
Peter T. Eshelman                 2005       Donald F. Schenkel       2005
Michael S. Gouloff                2005       Larry L. Smith           2004
R.V. Prasad Mantravadi, MD        2004       John V. Tippmann, Sr.    2004
Michael J. Mirro, MD              2004       Irene A. Walters         2005

(c)  Other matters voted upon and the results of the voting were as follows:

     The shareholders voted 3,356,911 in the affirmative and 10,050 in the negative, with 5,385 abstentions, to appoint Crowe Chizek and Company LLC as auditors of the Company for 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a -- 14(a)/15d -- 14(a)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a -- 14(a)/15d -- 14(a)

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350.

     (b) Reports on Form 8-K

         On May 6, 2003, we furnished a current report on Form 8-K dated April 30, 2003 to report, under Item 9 (in lieu of Item 12) of Form 8-K, our results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER FINANCIAL CORPORATION


Dated:  August 14, 2003                   / s /  Donald F. Schenkel
                                          -------------------------------------------
                                          Donald F. Schenkel, Chairman of the Board,
                                          President and Chief Executive Officer


Dated:  August 14, 2003                   / s /  Kevin J. Himmelhaver
                                          -----------------------------------------------
                                          Kevin J. Himmelhaver, Executive Vice President,
                                          Chief Financial Officer and Secretary