Form 10-Q
period 2003-09-30
TOWER FINANCIAL CORP
filed 2003-11-14
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly and year to date period ended SEPTEMBER 30, 2003

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


        Number of shares of the issuer's common stock, without par value, outstanding as of October 31, 2003: 3,932,444.

                                      INDEX

                                                                                        page no.
                                                                                        --------
PART I.   FINANCIAL STATEMENTS

        Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 2003
                  (unaudited) and December 31, 2002....................................... 3

                  Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2003 and September 30,
                  2002 (unaudited) ....................................................... 4

                  Consolidated Condensed Statements of Comprehensive Income for
                  the three and nine months ended September 30, 2003 and
                  September 30, 2002 (unaudited) ......................................... 5

                  Consolidated Condensed Statements of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2003 and
                  September 30, 2002 (unaudited).......................................... 6

                  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002
                  (unaudited)............................................................. 7

                  Notes to Consolidated Condensed Financial Statements
                  (unaudited)............................................................. 8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................. 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............ 21

         Item 4.  Controls and Procedures  .............................................. 21


PART II.   OTHER INFORMATION

         Item 1. Legal Proceedings......................................................  22

         Item 5. Other Information......................................................  22

         Item 6.  Exhibits and Reports on Form 8-K .....................................  22


SIGNATURES .............................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At September 30, 2003 and December 31, 2002

                                                                                       (unaudited)
                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                            2003                2002
                                                                                        -------------       -------------
ASSETS
Cash and due from banks                                                                 $  13,923,286       $   9,228,782
Short-term investments and interest-earning deposits                                        9,386,607          13,598,037
Federal funds sold                                                                         14,392,772          13,341,860
                                                                                        -------------       -------------
       Total cash and cash equivalents                                                     37,702,665          36,168,679
Securities available for sale, at fair value                                               10,066,980          11,170,570
FHLBI and FRB stock                                                                         2,085,200           2,057,500
Loans held for sale                                                                           108,203           5,769,700
Loans                                                                                     373,959,995         321,339,946
Allowance for loan losses                                                                  (5,628,757)         (4,745,672)
                                                                                        -------------       -------------
       Net loans                                                                          368,331,238         316,594,274
Premises and equipment, net                                                                 2,710,526           2,625,602
Accrued interest receivable                                                                 1,353,369           1,092,806
Other assets                                                                                5,645,554           1,831,785
                                                                                        -------------       -------------
       Total assets                                                                     $ 428,003,735       $ 377,310,916
                                                                                        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                                  $  54,935,268       $  42,966,347
   Interest-bearing                                                                       308,528,314         267,617,640
                                                                                        -------------       -------------
       Total deposits                                                                     363,463,582         310,583,987
Short-term borrowings                                                                       1,060,000           1,060,000
Federal Home Loan Bank (FHLB) advances                                                     19,000,000          21,500,000
Trust preferred securities                                                                  3,500,000           3,500,000
Accrued interest payable                                                                      259,716             272,303
Other liabilities                                                                             554,551           1,219,763
                                                                                        -------------       -------------
       Total liabilities                                                                  387,837,849         338,136,053
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized;
   3,932,194 shares issued and outstanding at September 30, 2003 and 3,931,184 shares issued and
   outstanding at December 31, 2002                                                        37,202,542          37,190,692
Retained earnings                                                                           2,990,948           1,760,778
Accumulated other comprehensive income (loss), net of tax
   of $(18,403) at September 30, 2003 and $148,928 at
   December 31, 2002                                                                          (27,604)            223,393
                                                                                        -------------       -------------
       Total stockholders' equity                                                          40,165,886          39,174,863
                                                                                        -------------       -------------
       Total liabilities and stockholders' equity                                       $ 428,003,735       $ 377,310,916
                                                                                        =============       =============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2003 and 2002
(unaudited)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                              -----------------------------      ----------------------------
                                                  2003              2002             2003             2002
                                              -----------       -----------      -----------      -----------
INTEREST INCOME:
      Loans, including fees                   $ 4,354,464       $ 4,081,900      $12,755,646      $11,481,755
      Securities - taxable                         72,247           106,510          246,423          267,716
      Securities - tax exempt                      29,950            17,339           71,454           37,365
      Other interest income                        36,868           114,742          134,507          319,098
                                              -----------       -----------      -----------      -----------
           Total interest income                4,493,529         4,320,491       13,208,030       12,105,934
INTEREST EXPENSE:
      Deposits                                  1,242,841         1,451,724        3,933,029        4,279,489
      Short-term borrowings                       (18,163)            4,963           11,294           18,549
      FHLB advances                               150,306           156,914          411,351          286,384
      Trust preferred securities                   79,335            79,336          238,005          238,298
                                              -----------       -----------      -----------      -----------
           Total interest expense               1,454,319         1,692,937        4,593,679        4,822,720
                                              -----------       -----------      -----------      -----------
Net interest income                             3,039,210         2,627,554        8,614,351        7,283,214
PROVISION FOR LOAN LOSSES                         300,000           475,000        1,835,000        1,295,000
                                              -----------       -----------      -----------      -----------
Net interest income after provision
   for loan losses                              2,739,210         2,152,554        6,779,351        5,988,214
NONINTEREST INCOME:
      Trust fees                                  337,974           278,255        1,031,318          797,509
      Service charges                             164,075           103,340          472,870          292,576
      Loan broker fees                            259,925           228,282          744,861          441,560
      Net gain on sale of securities                   --                --          190,766               --
      Other fees                                  158,339           101,163          448,219          291,790
                                              -----------       -----------      -----------      -----------
           Total noninterest income               920,313           711,040        2,888,034        1,823,435
NONINTEREST EXPENSE:
      Salaries and benefits                     1,532,737         1,243,213        4,137,202        3,538,758
      Occupancy and equipment                     303,888           270,124          909,951          752,462
      Marketing                                    47,298            65,116          258,354          178,107
      Data processing                              88,353            74,659          260,756          207,464
      Loan and professional costs                 202,433           150,837          529,516          368,018
      Office supplies and postage                  64,723            77,193          202,662          174,757
      Courier services                             72,975            60,205          209,260          174,553
      Other expense                               364,898           220,888        1,205,604          603,938
                                              -----------       -----------      -----------      -----------
           Total noninterest expense            2,677,305         2,162,235        7,713,305        5,998,057
                                              -----------       -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                        982,218           701,359        1,954,080        1,813,592
Income taxes expense                              367,240           273,100          723,910          709,900
                                              -----------       -----------      -----------      -----------

NET INCOME                                    $   614,978       $   428,259      $ 1,230,170      $ 1,103,692
                                              ===========       ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE               $      0.16       $      0.14      $      0.31      $      0.41
DILUTED EARNINGS PER COMMON SHARE             $      0.15       $      0.14      $      0.31      $      0.40
Average common shares outstanding               3,932,194         3,030,464        3,931,905        2,698,654
Average common shares and dilutive
   potential common shares outstanding          3,999,995         3,042,338        4,004,821        2,763,588


      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2003 and 2002 (unaudited)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ----------------------------    -----------------------------
                                                                   2003             2002            2003             2002
                                                               -----------      -----------     -----------      -----------

Net income                                                     $   614,978      $   428,259     $ 1,230,170      $ 1,103,692

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available for
   sale, net of tax of $(73,951) and $89,176 for
   the three months ended September 30, 2003 and 2002
   and $(167,131) and $185,173 for the nine months
   ended September 30, 2003 and 2002                              (110,926)         133,764        (250,997)         277,740
                                                               -----------      -----------     -----------      -----------

COMPREHENSIVE INCOME                                           $   504,052      $   562,023     $   979,173      $ 1,381,432
                                                               ===========      ===========     ===========      ===========


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2003 and 2002 (unaudited)


                                                             COMMON                            ACCUMULATED
                                                            STOCK AND                             OTHER
                                                             PAID-IN         RETAINED         COMPREHENSIVE
                                                             CAPITAL         EARNINGS         INCOME (LOSS)          TOTAL
                                                          ------------      ------------      ------------       ------------

BALANCE, JANUARY 1, 2002                                  $ 23,469,770      $     45,149      $     (9,580)      $ 23,505,339

Issuance of common stock, net
   of marketing agent's fee and
   offering costs                                           13,685,365                                             13,685,365

Net income for 2002                                                            1,103,692                            1,103,692

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $185,173                                                                277,740            277,740
                                                          ------------      ------------      ------------       ------------

BALANCE, SEPTEMBER 30, 2002                               $ 37,155,135      $  1,148,841      $    268,160       $ 38,572,136
                                                          ============      ============      ============       ============


BALANCE, JANUARY 1, 2003                                  $ 37,190,692      $  1,760,778      $    223,393       $ 39,174,863

Net income for 2003                                                            1,230,170                            1,230,170

Issuance of 1,010 shares of common stock
    for stock options exercised and tax benefits                11,850                                                 11,850

Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(167,331)                                                             (250,997)          (250,997)
                                                          ------------      ------------      ------------       ------------

BALANCE, SEPTEMBER 30, 2003                               $ 37,202,542      $  2,990,948      $    (27,604)      $ 40,165,886
                                                          ============      ============      ============       ============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(unaudited)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     --------------------------------
                                                                         2003                2002
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  1,230,170        $  1,103,692
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                                    362,647             272,947
         Provision for loan losses                                      1,835,000           1,295,000
         Earnings on life insurance                                      (106,499)                 --
         Net gain on sale of securities                                  (190,766)                 --
         Change in accrued interest receivable                           (260,563)           (207,475)
         Change in other assets                                          (539,939)           (524,571)
         Change in accrued interest payable                               (12,587)            (66,771)
         Change in other liabilities                                     (665,212)           (124,736)
         Origination of loans held for sale                           (16,402,150)        (16,983,400)
         Proceeds from sales of loans held for sale                    22,063,647          19,567,350
                                                                     ------------        ------------
            Net cash from operating activities                          7,313,748           4,332,036
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                              (53,571,964)        (69,419,630)
     Net change in interest-earning deposits                                   --           2,806,000
     Purchase of securities available for sale                         (6,650,850)         (8,446,845)
     Proceeds from maturities of securities
        available for sale                                              4,352,098           3,000,000
     Proceeds from sale of securities
        available for sale                                              3,174,780                  --
     Purchase of FHLBI & FRB Stock                                        (27,700)           (750,000)
     Purchase of life insurance                                        (3,000,000)                 --
     Purchase of equipment and leasehold
        expenditures                                                     (447,571)         (1,399,670)
                                                                     ------------        ------------
         Net cash from investing activities                           (56,171,207)        (74,210,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                            52,879,595          34,788,185
     Proceeds from issuance of common stock and
        from exercise of stock options and tax benefits                    11,850          14,998,744
     Payments of marketing agent's fee and offering costs              (1,313,379)
     Proceeds from FHLB advances                                        8,500,000          15,000,000
     Repayment of FHLB advances                                       (11,000,000)                 --
                                                                     ------------        ------------
         Net cash from financing activities                            50,391,445          63,473,550
                                                                     ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 1,533,986          (6,404,559)
Cash and cash equivalents, beginning of period                         36,168,679          48,676,039
                                                                     ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 37,702,665        $ 42,271,480
                                                                     ============        ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                        $  4,606,266        $  4,889,491
     Income taxes                                                       1,218,076           1,279,080


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

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2003, its consolidated results of operations and comprehensive income for the three and nine month periods ended September 2003 and 2002, and its consolidated changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results for the period ended September 30, 2003 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002, 2001, and 2000 and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                       --------------------------------      --------------------------------
                                                            2003               2002               2003               2002
                                                       -------------      -------------      -------------      -------------

Net income as reported                                 $     614,978      $     428,259      $   1,230,170      $   1,103,692
Deduct: Stock-based compensation expense
     determined under fair value-based method                (41,815)           (41,806)          (103,729)          (121,727)
                                                       -------------      -------------      -------------      -------------
Pro forma net income                                   $     573,163      $     386,453      $   1,126,441      $     981,965
                                                       =============      =============      =============      =============

Basic earnings per share as reported                   $        0.16      $        0.14      $        0.31      $        0.41
Pro forma basic earnings per share                              0.15               0.13               0.29               0.36
Diluted earnings per share as reported                          0.15               0.14               0.31               0.40
Pro forma diluted earnings per share                            0.14               0.13               0.28               0.36


          The pro forma effects are computed using option-pricing models with the following weighted average assumptions as of grant date.

                                             Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                            ----------------------        ----------------------
                                              2003           2002          2003            2002
                                            -------        -------        -------        -------

Risk-free interest rate                        3.83%          4.40%          3.20%          4.83%
Expected option life                            8.0            8.0            5.8            8.0
Expected stock price volatility               28.07%         27.91%         25.74%         25.78%
Dividend yield                                 None           None           None           None


     E. NEWLY ISSUED ACCOUNTING STANDARDS: The Financial Accounting Standards Board ("FASB") has issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", both of which generally became effective in the quarter beginning July 1, 2003. Management has determined that the adoption of these standards did not have a material impact on the Company's operating results or financial condition. However, the Federal Reserve is reviewing the regulatory capital implications of the requirements to report trust preferred securities with liabilities.

     F. RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2003 and 2002.

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   ---------------------------       ---------------------------
                                                                       2003            2002             2003             2002
                                                                   ----------       ----------       ----------       ----------
BASIC
Net income                                                         $  614,978       $  428,259       $1,230,170       $1,103,692
                                                                   ----------       ----------       ----------       ----------
Weighted average common shares outstanding                          3,932,194        3,030,464        3,931,905        2,698,654
                                                                   ----------       ----------       ----------       ----------
Basic earnings per common share                                    $     0.16       $     0.14       $     0.31       $     0.41

DILUTED
Net income                                                         $  614,978       $  428,259       $1,230,170       $1,103,692
                                                                   ----------       ----------       ----------       ----------
Weighted average common shares outstanding                          3,932,194        3,030,464        3,931,905        2,698,654
Add:  dilutive effect of assumed stock option exercises                67,801           11,874           72,916           64,934
                                                                   ----------       ----------       ----------       ----------
Weighted average common shares and dilutive
   potential common shares outstanding                              3,999,995        3,042,338        4,004,821        2,763,588
                                                                   ----------       ----------       ----------       ----------
Diluted earnings per common share                                  $     0.15       $     0.14       $     0.31       $     0.40


NOTE 3 - STOCK OPTION PLANS

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

     At September 30, 2003, options for 410,678 shares were outstanding to certain officers, employees and directors. The options were granted at the market price of our common stock on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options for 316,726 shares were vested and exercisable at September 30, 2003, of which options for 43,250 shares had exercise prices above the market price on such date. During the third quarter of 2003, there were 3,000 options granted at a per share price of $13.50 while no shares were cancelled or exercised.

NOTE 4 - CONTINGENCY LOSS

     The first nine months of 2003 results were adversely affected by total pretax special charges of $965,000 ($130,000 in the third quarter) for losses discovered in the Company's residential mortgage operation. During the first nine months of 2003 special charges were recorded as a $600,000 ($40,000 in the third quarter) addition to the provision for loan losses for unauthorized mortgage loans and a $365,000 ($90,000 in the third quarter) addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account.

     During the fourth quarter of 2002, the Company recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in the mortgage operating account. Further investigation by the Company during the first nine months of 2003 uncovered unauthorized loans and improper mortgage activity in the operating account. A total of $1,393,000 in pretax special charges has been recorded to date to address these identified issues. An employee of the Company was terminated as a result of this investigation, and management has made appropriate modifications in the Company's internal controls. The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses. The Company has filed and is attempting to recover a portion of such losses through fidelity bond insurance and collection efforts.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2003 and December 31, 2002 and results of operations for the three month and nine month periods ended September 30, 2003 and September 30, 2002. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements." All statements regarding the Company's expected financial position, business and strategies are forward-looking statements and the Company intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

     o the Company's status as a start-up company with only four years of operating history;

     o the effect of extensive banking regulation on the Bank's ability to grow and compete;

     o the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;

     o the competitive disadvantage resulting from the Company's status as a highly regulated, start-up company;

     o    the Company's dependence on key management personnel;

     o the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;

     o the Company's dependence on a favorable local economy in the Bank's primary service area;

     o    the Bank's dependence on net interest spread for profitability;

     o the Bank's ability to implement developments in technology to be competitive;

     o    failure of a significant number of borrowers to repay their loans;

     o general changes in economic conditions, including interest rates and real estate values; and

     o restrictions imposed on the Company by regulators or regulations of the banking industry.

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

FINANCIAL CONDITION

The Company continued to experience growth in the third quarter of 2003. Total assets of the Company were $428.0 million at September 30, 2003 compared to total assets at December 31, 2002 of $377.3 million. The 13.4% increase in assets was mainly due to an increase in loans and was supported in part by a $52.9 million inflow of funds from deposit growth at the Bank during the first nine months of 2003. Asset growth has been substantial during each quarter since the Bank began operations. The significant growth during previous quarters was also a result of deposit growth at the Bank. During the Bank's fifth year of operation, the Company anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $37.7 million at September 30, 2003, a $1.5 million or 4.2% increase from $36.2 million at December 31, 2002. Securities available for sale were $10.1 million at the end of the third quarter of 2003, a decrease of $1.1 million from December 31, 2002. The net increase in cash and cash equivalents during the first nine months of 2003 was reflective of cash needs of the Bank relative to loan growth, the purchase of securities and normal daily liquidity activity. The decrease in securities available for sale was a result of the net sale and reinvestment activity for the Bank's investment portfolio during the first nine months of 2003.

Loans. Total loans were $374.0 million at September 30, 2003 reflecting a 16.4% increase from total loans of $321.3 million at December 31, 2002. Loan growth in the first nine months of 2003 occurred mainly in the commercial and commercial real estate portfolios, however growth also occurred in the residential real estate portfolio. The mix of the loan portfolio has changed slightly since year-end as the total of commercial and commercial real estate loans approximated 79.8% of the portfolio at September 30, 2003 compared to 81.5% at December 31, 2002. Management believes that strong loan growth during the first nine months of 2003 was the result of the Bank's lending experience and client demand in our local markets.

         The following table summarizes the composition of the loan portfolio at the dates indicated:

                                           SEPTEMBER 30, 2003               DECEMBER 31, 2002
                                     --------------------------        --------------------------
                                        BALANCE             %              BALANCE            %
                                     -------------        -----        -------------        -----

Commercial                           $ 207,828,770         55.6%       $ 185,250,705         57.7%
Commercial real estate                  90,439,646         24.2%          76,545,340         23.8%
Residential real estate                 37,593,990         10.1%          26,097,307          8.1%
Home equity                             24,780,374          6.6%          20,042,459          6.3%
Consumer                                13,145,056          3.5%          13,290,091          4.1%
                                     -------------        -----        -------------        -----
     Total loans                       373,787,836        100.0%         321,225,902        100.0%
Net deferred loan costs                    172,159                           114,044
Allowance for loan losses               (5,628,757)                       (4,745,672)
                                     -------------                     -------------
     Net loans                       $ 368,331,238                     $ 316,594,274
                                     =============                    ======== =====


Nonperforming Assets. Nonperforming loans include loans past due over 90 days and still accruing and all nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned. Nonperforming assets have increased from $719,441 or .19% of total assets at the end of 2002 to $1.7 million or .40% of total assets at September 30, 2003. Nonperforming assets have decreased by $310,488 since June 30, 2003. The increase in nonperforming assets since December 31, 2002 were mainly attributable to the carrying value at September 30, 2003 of loans totaling of $666,507 made to a borrower who filed for bankruptcy protection during the first quarter and to the carrying value of $397,592 for a nonaccrual loan recorded initially in the second quarter. Net reductions of other various nonperforming loans were recorded during the third quarter of 2003 as these loans were restructured, worked out or charged off. At September 30, 2003, nonperforming loans amounted to $1,474,862 million of which, $150,488 were still accruing but past due 90 days or more. Nonperforming loans at December 31, 2002 were $719,441 of which, $87,304 were still accruing but past due 90 days or more.

All nonaccrual loans at September 30, 2003 and December 31, 2002 were also classified as impaired loans.

At September 30, 2003 and December 31, 2002, the Company did not have any loans recorded as troubled debt restructurings. It did have one property recorded as other real estate owned (OREO) for a fair market value of $80,000 at September 30, 2003.

The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                         SEPTEMBER 30,         DECEMBER 31,
                                                              2003                2002
                                                         -------------        -------------

Loans past due over 90 days and still accruing           $     150,488        $      87,304
Nonaccrual loans                                             1,474,862              632,137
                                                         -------------        -------------
     Total nonperforming loans                           $   1,625,350        $     719,441
Other real estate owned                                         80,000                   --
                                                         -------------        -------------
     Total nonperforming assets                          $   1,705,350        $     719,441
                                                         =============        =============

Nonperforming loans to total loans                                0.43%                0.22%
Nonperforming assets to total assets                              0.40%                0.19%


Allowance for Loan Losses. In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. The allowance is made up of three types of allocations: identified specific allocation, a percentage allocation based on loss history for different loan groups, and unallocated. Management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, based upon peer industry data of comparable banks. The unallocated allowance is maintained to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans.

The allowance for loan losses at September 30, 2003 was $5.6 million or 1.51% of total loans outstanding; an increase over the $4.7 million or 1.48% at December 31, 2002. The provision for loan losses during the first nine months of 2003 was $1.8 million compared to $1.3 million in the first nine months of 2002. Total net charge-offs for the nine-month period ended September 30, 2003 were $951,915, mainly attributable to $600,000 of unauthorized loans identified in the residential mortgage loan portfolio, and were $368,323 during the same period a year ago.

The table below summarizes the allowance allocations by type as of the following dates:

                                               SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                              --------------------       --------------------

Specific allocations                          $          3,327,000       $          2,042,000
Loan pool percentage allocations                         2,290,000                  2,674,000
Unallocated                                                 12,000                     30,000
                                              --------------------       --------------------

   Total allowance for loan losses            $          5,629,000       $          4,746,000
                                              ====================       ====================



In general, the addition to the allowance for loan losses during the first three quarters of this year was directly attributable to the amount of the loan growth and net charge-off activity during the period and attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first nine months of 2003 were $951,915 compared to $368,323 for the first nine months of 2002. This increase was mainly attributable to $600,000 of charge-offs for unauthorized loans identified in the residential mortgage loan portfolio. In addition to the charge-offs for unauthorized mortgage loans, there was $351,915 in other net charge-offs for the period ended September 30, 2003. Nonperforming loans increased during the first nine months of 2003 by $.9 million and were $1.6 million at September 30, 2003. As a result of the increased level of nonperforming loans at September 30, 2003, and some deterioration of credit quality due to the current soft economy, specific allocations of the loss allowance increased $1.3 million from December 31, 2002. The amount of the allowance allocated for loan pools declined during the first nine months as a net result of increased loans outstanding, which was more than offset by a decrease in loss experience percentages mainly for commercial loans.

Management considers the allowance for loan losses at September 30, 2003 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2003 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                             2003                2002
                                                         -----------         -----------

Beginning balance, January 1                             $ 4,745,672         $ 3,480,205
Provision charged to operating expense                     1,835,000           1,295,000
Charge-offs                                                 (984,703)           (372,863)
Recoveries                                                    32,788               4,540
                                                         -----------         -----------

      Ending balance, September 30                       $ 5,628,757         $ 4,406,882
                                                         ===========         ===========


Net charge-offs to average loans (annualized)                   0.36%               0.18%


Other Assets. The increase in other assets was mainly attributable to the purchase of $3.0 million in bank-owned life insurance (BOLI). The BOLI investment provides a complement of income that funds employee benefit plans for the Company and key man life insurance.

Deposits. Total deposits were $363.5 million at September 30, 2003. Total deposits at December 31, 2002 were $310.6 million. While growth during the first nine months of 2003 was reflected in most categories, it was evident mainly in CDs under $100,000, CDs over $100,000, demand deposits and money market accounts. Growth was approximately $8.3 million in CDs under $100,000 and $13.2 million in CDs over $100,000. Money market accounts increased by

$21.6 million since year end 2002 while demand deposits also reflected good growth and increased $12.0 million. The majority of the increase in deposits during the first nine months of 2003 was from business, national market CDs and public fund accounts. While the majority of overall deposit funding has come from the local market in prior years, during the first nine months of 2003 the deposit growth was generated primarily from the national market. Non Brokered national market CDs less than or equal to $100,000 grew during the first nine months by $17.7 million and reached $44.6 million at September 30, 2003 or 12.3% of the total deposit portfolio. The amount of non brokered national market CDs at December 31, 2002 was $26.9 million. During the second and third quarters of 2003 the bank began using brokered deposits and acquired a total of $15.9 million of brokered deposits or 4.4% of the total deposits.

The following table summarizes the Company's deposit balances at the dates indicated:


                                         SEPTEMBER 30, 2003              DECEMBER 31, 2002
                                      ------------------------        ------------------------
                                        BALANCE            %            BALANCE           %
                                      ------------       -----        ------------       -----

Noninterest-bearing demand            $ 54,935,268        15.1%       $ 42,966,347        13.8%
Interest-bearing checking               16,757,173         4.6%         21,582,021         7.0%
Money market                           120,725,171        33.2%         99,104,831        31.9%
Savings                                 10,926,654         3.0%          8,342,455         2.7%
Time, under $100,000                    63,132,646        17.4%         54,803,014        17.6%
Time, $100,000 and over                 96,986,670        26.7%         83,785,319        27.0%
                                      ------------       -----        ------------       -----
     Total deposits                   $363,463,582       100.0%       $310,583,987       100.0%
                                      ============       =====        ============       =====


Borrowings. Short-term borrowings at both September 30, 2003 and December 31, 2002 were $1.1 million and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $19.0 million and $21.5 million in Federal Home Loan Bank ("FHLB") advances at September 30, 2003 and December 31, 2002, respectively. The net $2.5 million decrease in FHLB advances during the first nine months of 2003 reflected the payoff of a $5.5 million maturing advances and the purchase of one additional $3.0 million advance. Two of the remaining six FHLB advances mature in 2011, and each of these have quarterly call features. The other four are bullet advances with maturities that range from December 2003 to June 2005.

Other Liabilities. Other liabilities decreased $665,212 from year-end 2002. The decrease in other liabilities was primarily related to the payment of various payroll expenses in the first quarter 2003 that had been accrued at December 31, 2002.

RESULTS OF OPERATIONS

For The Three Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2003 reflected net income of $614,978 or $0.15 per diluted share. This was a $186,719 or 43.6% increase over 2002's third quarter net income of $428,259. Net income per diluted share for third quarter of 2002 was $0.14. In the third quarter 2003, $130,000 of pretax special charges were recorded for unauthorized mortgage loan activity. Diluted per share performance for the third quarter of 2003 was also affected by a 30% increase in the number of average dilutive shares outstanding as a result of the Company's rights offering and limited public offering completed in August 2002.

The increase in total revenue for the third quarter of 2003 as compared to the prior year was very positive, as total revenue, defined as net interest income plus total noninterest income, increased 27.8%. For the three-month period ended September 30, 2003, net interest income increased 27.3% and total noninterest income increased 29.4% from the same period one year ago.

PERFORMANCE RATIOS                           SEPTEMBER 30,
                                       -----------------------
                                         2003            2002
                                       -------         -------

Return on average assets *                0.60%           0.50%
Return on average equity *                6.12%           5.79%
Net interest margin *                     3.06%           3.15%
Efficiency ratio                         67.62%          64.77%

* annualized



Net Interest Income. Interest income for the three-month periods ended September 30, 2003 and 2002 was $4.5 million and $4.3 million, respectively, while interest expense for those periods were $1.5 million and $1.7 million, respectively, resulting in net interest income of $3.0 million for the third quarter of 2003 and $2.6 million for the third quarter of 2002. The increase during each quarter of 2002 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the third quarter of 2003 was 3.06%, while the net interest margin for the third quarter of 2002 was 3.15%. The nine basis point decrease in net interest margin was due primarily to the average earning assets increasing faster than net interest income causing a smaller margin. The rate spread between the yield and cost for the three months ended September 30, 2003 was relatively unchanged from the same period last year.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                     AT AND FOR THE THREE MONTH PERIODS ENDED
                                                 --------------------------------------------------------------------------
                                                          SEPTEMBER 30, 2003                    SEPTEMBER 30, 2002
                                                 -----------------------------------    -----------------------------------
                                                              INTEREST    ANNUALIZED                INTEREST     ANNUALIZED
                                                  AVERAGE      EARNED       YIELD       AVERAGE       EARNED        YIELD
($ in thousands)                                  BALANCE      OR PAID     OR COST      BALANCE      OR PAID      OR COST
                                                 ---------    ---------   ----------    ---------    ---------   ----------

Assets
Short-term investments and
   interest-earning deposits                     $   5,559    $      13         0.93%   $  10,154    $      47         1.84%
Federal funds sold                                  10,515           24         0.91%      15,079           68         1.79%
Securities - taxable                                 9,138           72         3.13%       8,722          106         4.82%
Securities - tax exempt (1)                          3,196           46         5.71%       1,907           29         6.03%
Loans held for sale                                    725            9         4.93%       1,359           12         3.50%
Loans                                              366,453        4,345         4.70%     294,877        4,070         5.48%
                                                 ---------    ---------                 ---------    ---------
     Total interest-earning assets                 395,586        4,509         4.52%     332,098        4,332         5.18%
Allowance for loan losses                           (5,623)                                (4,259)
Cash and due from banks                             10,505                                  7,523
Other assets                                         9,444                                  5,137
                                                 ---------                              ---------
    Total assets                                 $ 409,912                              $ 340,499
                                                 =========                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                        $  17,401    $      15         0.34%   $  13,164    $      34         1.02%
Savings                                             10,644            8         0.30%       6,941           26         1.49%
Money market                                       116,461          317         1.08%     115,096          515         1.78%
Certificates of deposit                            155,847          903         2.30%     113,138          877         3.08%
Short-term borrowings                                1,705            5         1.16%       1,060            5         1.87%
FHLB advances                                       19,000          127         2.65%      21,500          157         2.90%
Trust preferred securities                           3,500           79         8.95%       3,500           79         8.95%
                                                 ---------    ---------                 ---------    ---------
    Total interest-bearing liabilities             324,558        1,454         1.78%     274,399        1,693         2.45%
Noninterest-bearing checking                        44,915                                 35,512
Other liabilities                                      564                                  1,024
Stockholders' equity                                39,875                                 29,564
                                                 ---------                              ---------
    Total liabilities and stockholders' equity   $ 409,912                              $ 340,499
                                                 =========                              =========
NET INTEREST INCOME                                           $   3,055                              $   2,639
                                                              =========                              =========
RATE SPREAD                                                                     2.74%                                  2.73%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                    3.06%                                  3.15%
                                                                          ==========                             ==========

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.


Provision for Loan Losses. A provision for loan losses was recorded in the amount of $300,000 during the third quarter of 2003 as compared to $475,000 for the third quarter of 2002. The provision recorded for the third quarter of 2003 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs with $40,000 directly attributable to unauthorized loans identified in the residential mortgage loan portfolio. The allowance for loan losses at September 30, 2003 totaled $5.6 million and was 1.51% of total loans outstanding on that date. Total net charge-offs for the three-month period ended September 30, 2003 were $185,200 and were $198,255 during the same period a year ago.

Noninterest Income. Noninterest income was $920,313 during the third quarter of 2003. This was a $209,273 or 29.4% increase over the third quarter of 2002. The increase in noninterest income from the comparable period was reflected in all categories and mainly attributable to a 21.5% growth in fees from trust services resulting from more assets under management, a 58.8% growth in service charge revenue generally reflective of a growth in and development of deposit accounts, an 13.9% growth in loan broker fees from mortgage origination, and a 56.5% increase in other fees. The growth in other fees was in part attributable to an 18.1% increase in the Company's off-balance sheet mutual fund sweep product. The sweep product fees represent administrative fees paid to the Company to transfer customer deposits to a third-party mutual fund, which is not reflected on the balance sheet.

Noninterest Expense. Noninterest expense was $2.7 million for the third quarter of 2003 while noninterest expense for the three-month period ended September 30, 2002 was $2.2 million. The main components of noninterest expense for the third quarter of 2003 were salaries and benefits of $1.5 million, occupancy and equipment costs of $303,888, and loan and professional costs in the amount of $202,433. These costs were mainly the result of human resource needs to operate the Bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals. Expense totals for the 2003 quarter were higher than those for the third quarter of 2002 and were mainly reflective of the general growth of the Bank in the form of personnel, rent and equipment at the existing locations, as well as the opening of a third new branch office in September 2002. Noninterest expense for the third quarter of 2003 was also increased by $90,000 of further charges relating to improper mortgage transactions identified by the Company.

Income Taxes. During the quarters ended September 30, 2003 and 2002, the Company recorded $367,240 and $273,100, respectively, in income taxes expense. The effective tax rate was 37.4% for 2003 as compared to 38.9% for 2002. The reduced effective tax rate in 2003 compared to 2002 was reflective of a higher level of tax-exempt security income and nontaxable income on BOLI in 2003.

For The Nine Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2003 reflected net income of $1,230,170 or $0.31 per diluted share. This reflected a $126,478 or 11.5% increase from 2002's nine-month period net income of $1,103,692. Net income per diluted share for the nine-month period ended September 30, 2002 was $0.40. The operating results for the nine-month period ended September 30, 2003 were adversely affected by total pretax special charges of $965,000 for losses discovered in the Company's residential mortgage operation. During the first nine months of 2003, special charges were recorded as a $600,000 addition to the provision for loan losses for unauthorized mortgage loans and a $365,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account. Diluted per share performance for the first nine months of 2003 was also affected by a 44.9% increase in the number of average dilutive shares outstanding as a result of the Company's rights offering and limited public offering completed in August 2002.

During the fourth quarter of 2002, the Company recorded a $428,000 addition to other expense as audit results showed stale-dated receivables existed in a mortgage operating account. Further investigation by the Company during the first nine months of 2003 uncovered unauthorized mortgage loans and improper mortgage activity in the operating account. A total of $1,393,000 in pretax special charges has been recorded to date to address these identified issues. An employee of the Company was terminated as a result of this investigation, and management has made appropriate modifications in its internal controls. The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses. The Company has filed and is attempting to recover such losses through fidelity bond insurance and collection efforts.


The increase in total revenue for the first nine months of 2003 as compared to the prior year period was very positive, as total revenue, defined as net interest income plus total noninterest income, increased 26.3%. For the nine-month period ended September 30, 2003, net interest income increased 18.3% and total noninterest income increased 58.4% from the same period one year ago.

PERFORMANCE RATIOS                                SEPTEMBER 30,
                                           ------------------------
                                             2003            2002
                                           -------         -------

Return on average assets *                    0.42%           0.47%
Return on average equity *                    4.15%           5.66%
Net interest margin *                         3.05%           3.18%
Efficiency ratio                             67.01%          65.86%

* annualized



Net Interest Income. Interest income for the nine-month periods ended September 30, 2003 and 2002 was $13.2 million and $12.1 million, respectively, while interest expense for those periods was $4.6 million and $4.8 million, respectively, resulting in net interest income of $8.6 million for the nine-month period of 2003 and $7.3 million for the nine-month period of 2002. The increase during the first nine months of 2002 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first nine months of 2003 was 3.05%, while the net interest margin for the first nine months of 2002 was 3.18%. This decrease in net interest margin was partially due to a six basis point net decline in rate spread consisting of approximately 61 basis points decline in earning asset yields and a 55 basis points decline in funding costs compared to the first nine months ended September 30, 2002. The remainder of the decrease in net interest margin was the result of earning asset growth outpacing growth in the net interest margin. The decline in yield and cost was primarily attributable to the repricing of variable rate loans and deposit products as the prime rate was reduced.

The following table reflects the average balance, interest earned or paid and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                     AT AND FOR THE NINE MONTH PERIODS ENDED
                                                  ---------------------------------------------------------------------------------
                                                           SEPTEMBER 30, 2003                         SEPTEMBER 30, 2002
                                                  -------------------------------------     ---------------------------------------
                                                                INTEREST      ANNUALIZED                  INTEREST       ANNUALIZED
                                                   AVERAGE       EARNED         YIELD       AVERAGE        EARNED           YIELD
($ in thousands)                                   BALANCE      OR PAID        OR COST      BALANCE        OR PAID         OR COST
                                                  ---------     ---------     ----------    ---------     ---------       ---------
Assets
Short-term investments and
   interest-earning deposits                      $   4,844     $      44          1.21%    $  10,158     $     160          2.11%
Federal funds sold                                   12,609            91          0.96%       12,195           159          1.74%
Securities - taxable                                  9,527           247          3.47%        7,533           267          4.74%
Securities - tax exempt (1)                           2,579           108          5.60%        1,306            57          5.84%
Loans held for sale                                   1,017            42          5.52%        1,977            54          3.65%
Loans                                               348,879        12,713          4.87%      273,794        11,428          5.58%
                                                  ---------     ---------                   ---------     ---------
     Total interest-earning assets                  379,455        13,245          4.67%      306,963        12,125          5.28%
Allowance for loan losses                            (5,269)                                   (3,932)
Cash and due from banks                               9,690                                     6,680
Other assets                                          8,637                                     4,475
                                                  ---------                                 ---------
    Total assets                                  $ 392,513                                 $ 314,186
                                                  =========                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                         $  16,726     $      61          0.49%    $  12,972     $      99          1.02%
Savings                                               9,848            40          0.54%        5,975            69          1.54%
Money market                                        105,165           928          1.18%      108,413         1,506          1.86%
Certificates of deposit                             154,199         2,905          2.52%      110,705         2,607          3.15%
Short-term borrowings                                 1,318            11          1.12%        1,492            18          1.61%
FHLB advances                                        19,699           411          2.79%       12,321           286          3.10%
Trust preferred securities                            3,500           238          9.09%        3,469           238          9.17%
                                                 ----------     ---------                   ---------     ---------
    Total interest-bearing liabilities              310,455         4,594          1.98%      255,347         4,823          2.53%
Noninterest-bearing checking                         41,433                                    31,980
Other liabilities                                       983                                       854
Stockholders' equity                                 39,642                                    26,005
                                                  ---------                                 ---------
    Total liabilities and stockholders' equity    $ 392,513                                 $ 314,186
                                                  =========                                 =========
NET INTEREST INCOME                                             $   8,651                                 $   7,302
                                                                =========                                 =========
RATE SPREAD                                                                        2.69%                                     2.75%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                       3.05%                                     3.18%
                                                                                 ======                                     =====


(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.


Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.8 million during the first nine months of 2003 as compared to $1.3 million for the first nine months of 2002. Total net charge-offs for the nine-month period ended September 30, 2003 were $951,915, mainly attributable to $600,000 of unauthorized loans identified in the residential mortgage loan portfolio, and were $368,323 during the same period a year ago. At September 30, 2003, nonperforming loans amounted to $1,625,350 of which $150,488 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $2.9 million during the first nine months of 2003. This was a $1,064,599 or 58.4% increase over the first nine months of 2002. The increase in noninterest income from the comparable period was reflected in all categories and mainly attributable to a 29.3% growth in fees from trust services resulting from more assets under management, a 61.6% growth in service charge revenue generally reflective of a growth in and development of deposit accounts, an 68.7% growth in loan broker fees from mortgage origination, a 53.6% increase in other fees, and a $190,766 net gain on sale of securities. The growth in other fees was in part attributable to a 27.1% increase in the Company's off-balance sheet mutual fund sweep product. The sweep product fees represent administrative fees paid to the Company to transfer customer deposits to a third-party mutual fund, which is not reflected on the balance sheet. The net gain on the sale of securities was taken as part of a normal investment appreciation/reinvestment transaction analysis.

Noninterest Expense. Noninterest expense was $7.7 million for the first nine months of 2003 while noninterest expense for the nine-month period ended September 30, 2002 was $6.0 million. The main components of noninterest expense for the first nine months of 2003 were salaries and benefits of $4.1 million, occupancy and equipment costs of $909,951, and loan and professional costs in the amount of $529,516. These costs were mainly the result of human resource needs to operate the Bank, rent expense and equipment depreciation, as well as normal professional fees for accountants, attorneys and other professionals. Expense totals for the first nine months of 2003 were higher than those for the first nine months of 2002 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing locations, as well as the opening of a third new branch office in September 2002. Noninterest expense for the first nine months of 2003 was also increased by a $365,000 addition to other expense, mainly during the first quarter of 2003, for improper mortgage transactions and other unreconciled activity identified by the Company in a mortgage operating account.

Income Taxes. During the nine-month periods ended September 30, 2003 and 2002, the Company recorded $723,910 and $709,900, respectively, in income taxes expense. The effective tax rate was 37.0% for 2003 as compared to 39.1% for 2002. The reduced effective tax rate in 2003 compared to 2002 was attributable to a higher level of tax-exempt security income and nontaxable income on BOLI in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB, trust preferred securities and, beginning with the second quarter 2003, brokered CDs. In aggregate these out-of-market deposits and borrowings represented $83.1 million or 21.5% of the Company's total funding at September 30, 2003. Total deposits at September 30, 2003 were $363.5 million and the loan to deposit ratio was 102.9%. Total borrowings at September 30, 2003 were $23.6 million. Additionally, the Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company and the Bank will continue to develop and use wholesale, out-of-market deposits (such as national market CDs) and borrowing capacities to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Stockholders' equity was $40.2 million and $39.2 million at September 30, 2003 and December 31, 2002, respectively. Affecting the increase in stockholders' equity during the first three quarters of 2003 was $1,230,170 in net income, $11,850 from the exercise of 1,010 stock options net of the tax effect and a $250,997 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                                             SEPTEMBER 30, 2003                            DECEMBER 31, 2002
                                -------------------------------------------      ------------------------------------------
                                                    Well-          Minimum                         Well-            Minimum
                                Actual          Capitalized        Required      Actual         Capitalized         Required
                                ------          -----------       ---------      ------        ------------         --------

THE COMPANY
Leverage capital                10.65%              5.00%           4.00%         11.75%              5.00%           4.00%
Tier 1 risk-based               11.38%              6.00%           4.00%         12.61%              6.00%           4.00%
Total risk-based                12.63%             10.00%           8.00%         13.86%             10.00%           8.00%

THE BANK
Leverage capital                 9.00%              5.00%           4.00%          9.80%              5.00%           4.00%
Tier 1 risk-based                9.61%              6.00%           4.00%         10.52%              6.00%           4.00%
Total risk-based                10.86%             10.00%           8.00%         11.77%             10.00%           8.00%



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

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At September 30, 2003, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company previously filed its periodic reports as a small business issuer through the period ended December 31, 2002. The information required by
Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305, disclosure of quantitative and qualitative information about market risk is required in filings that include audited financial statements. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Consequently, the Company will provide a comprehensive quantitative and qualitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

We are responsible for establishing and maintaining a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the third quarter 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During our first quarter evaluation of our internal controls, we discovered (i) improper transactions and various unreconciled items in a residential mortgage operating account and (ii) unauthorized loans in the residential mortgage loan portfolio that have resulted in total pretax special charges of $965,000 for the nine months ended September 30, 2003. Management believes it has substantially completed its investigation into this and that it has identified the majority of the losses. The Company has filed and is attempting to recover a portion of such losses through fidelity bond insurance and collection efforts.

In response to the significant deficiencies and material weaknesses in internal controls discovered in the first quarter 2003, bank employees were assigned to research and identify all improper transactions in the mortgage operating account. Management believes it implemented modifications to the internal controls during the first quarter that identified the source of the problem and, to date, one employee has been terminated. In addition, management increased the segregation of mortgage operation duties and enhanced the mortgage loan approval process. The Company also enhanced its internal audit function. Periodic updates and summary reports have been and will continue to be provided to the Audit Committee, which has oversight responsibility for implementing appropriate corrective actions and the Company continues to evaluate existing mortgage operations and processes for future improvements in internal controls.

There were no changes in our internal controls over financial reporting during our third quarter 2003 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and the Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.

ITEM 5.   OTHER INFORMATION

Craig S. Hartman resigned from the Board of Directors of the Company and the Bank with a letter dated September 12, 2003 due to personal time constraints. The board accepted Mr. Hartman's resignation at its regular meeting on October 21, 2003. The board's present intention is to amend the Company's by-laws and reduce the size of the board, and therefore, the board does not intend to fill this vacancy

On October 31, 2003, the Company released results of operations for the third quarter ended September 30, 2003 which was reported on Form 8K dated November 3, 2003. The Company reported that diluted earnings per share for the three-month period ended September 30, 2003 was $0.16. As a result of an incorrect number of average shares outstanding used in that calculation, diluted earnings per share for the quarter ended September 30, 2003 has been corrected to $0.15, as disclosed in this quarterly report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

         32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350.

         32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350.

     (b)  Reports on Form 8-K

          On August 4, 2003, we furnished a current report on Form 8-K dated July 31, 2003 to report, under Item 12 of Form 8-K, our results of operations for the quarter ended June 30, 2003.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER FINANCIAL CORPORATION


Dated:  November 13, 2003             /s/  Donald F.  Schenkel
                                       ----------------------------------------
                                      Donald F. Schenkel, Chairman of the Board,
                                      President and Chief Executive Officer


Dated:  November 13, 2003              /s/  Kevin J. Himmelhaver
                                       ----------------------------------------
                                       Kevin J. Himmelhaver, Executive Vice
                                       President, Chief Financial Officer and
                                       Secretary