Form 10-K
period 2003-12-31
TOWER FINANCIAL CORP
filed 2004-03-10
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003
                                       OR

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

       Registrant's telephone number, including area code: (260) 427-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2003 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"):
$45,262,544

  Number of shares of Common Stock outstanding at February 13, 2004: 3,943,644

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                                 PART OF 10-K INTO WHICH
     IDENTITY OF DOCUMENT                        DOCUMENT IS INCORPORATED

     Definitive Proxy Statement for the          Part III
     Annual Meeting of Shareholders
     To be held April 20, 2004

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 2003

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

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

EXPANSION

In May 2000, the Bank opened its first branch office located in the northwest section of Fort Wayne, Indiana. In January 2001, the Bank opened a second branch office located in the southwest section of Fort Wayne and, in September 2002, the Bank opened its third branch office in the northeast section of Fort Wayne. The Bank opened its fourth branch in January 2004 on the south side of Fort Wayne, in Waynedale.

The Bank closed its mortgage loan production office in Huntington, Indiana in October 2003, consolidating that operation into the Bank's main office in downtown Fort Wayne.

PRIMARY LINES OF BUSINESS

Commercial Lending .The Bank's lending activities focus primarily on providing small- and medium-sized businesses in its market area with commercial business loans. These loans are both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory and accounts receivable, as well as any other purposes considered appropriate by executive management. Typically, the Bank's customers' financing requirements range from $100,000 to $2.0 million. Approximately 33.6% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. The majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower. The Bank's commercial loans have both fixed and floating interest rates and typically have maturities of 1 to 5 years. Commercial and commercial real estate loans comprised approximately 79.2% of the Bank's total loan portfolio at December 31, 2003.

Mortgage Banking. The Bank originates both fixed and variable rate, long-term residential mortgage loans and sells a majority of them in the secondary market. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to sell the majority of long-term, fixed rate and variable rate loans in the secondary market. Generally, the loans sold into the secondary mortgage market make funds available for reuse in mortgage or other lending activities. The Bank also brokers real estate mortgage loans in the secondary market. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers or sells. During 2003, the Bank originated $41.3 million of residential mortgage loans, of which $25.3 million were retained, and $16.0 million were sold in the secondary market. The Bank also brokered $50.0 million of residential mortgage loans during 2003. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
($ in thousands)                                          2003          2002           2001
----------------                                         -------       -------       -------
Real estate mortgage loans held for sale at
  beginning of period                                    $ 3,356       $ 4,293       $
Real estate mortgage loans originated for sale            15,956        30,246        16,850
Real estate mortgage loan sales                           19,312        31,183        12,557
                                                         -------       -------       -------
Real estate mortgage loans held for sale at
  end of period                                          $             $ 3,356       $ 4,293
                                                         =======       =======       =======
Real estate mortgage loans originated and retained       $25,376       $10,996       $17,791
Real estate mortgages brokered                            49,977        46,005        26,868

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

Investment Management and Trust Services. The Bank's investment management and trust services department offers a range of personal trust services to customers in its market area. The Bank's trust services include estate planning and money management. The Bank believes offering a range of trust products and services is an excellent way to leverage its customer relationships, which should allow for continued growth in investment management and trust department revenues. Trust personnel are experienced and provide personalized customer service. The Bank believes these factors have contributed to its growth from no trust assets under management in October 1999 to approximately $312.3 million of trust assets under management at December 31, 2003. At December 31, 2003, approximately 60.8% of the Bank's assets under management were invested in equities, 27.0% were invested in fixed income products and 12.2% were invested in cash and other products.

The following table reflects assets under management and revenue of the Bank's investment management and trust services department for the periods indicated.

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
($ in thousands)                            2003           2002           2001
----------------                          --------       --------       --------
Assets under management                   $312,327       $235,439       $223,710
Number of accounts                             428            364            268
Average account size                      $    730       $    647       $    835
Trust revenue                             $  1,402       $  1,085       $    798

Deposit Generation. The Bank generates deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in Allen County and surrounding counties. The Bank generally seeks a comprehensive banking relationship from its lending customers, which has contributed to its internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. The Bank's deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. The Bank also generates certificate of deposits through national, out-of-market sources developed during 2002 and 2003. These deposits include brokered deposits, which the Bank began accepting during 2003. These out-of-market deposits are generated by direct negotiation with out-of-market banks and credit unions, posting CD rates on a national bulletin board via the Internet to a member customer base and through negotiated transactions with brokers. The Bank also offers a courier service for the deposit convenience of its business customers as well as wholesale lockbox and other business deposit services. At December 31, 2003, approximately 80.4% of the Bank's deposits were generated in-market, while 19.6% were out-of-market deposits. Deposits at December 31, 2003, 2002 and 2001 are summarized as follows:

                                          2003                 2002                 2001
                                   -------------------   ------------------   ------------------
($ in thousands)                    BALANCE       %      BALANCE       %      BALANCE        %
----------------                   ---------    ------   --------    ------   --------    ------
Noninterest-bearing demand         $ 62,638      17.3%   $ 42,966     13.8%   $ 28,383     11.1%
Interest-bearing checking            23,544       6.5%     21,582      7.0%     14,909      5.8%
Money market                         98,250      27.1%     99,105     31.9%    112,580     44.0%
Savings                              10,576       2.9%      8,343      2.7%      4,521      1.8%
Time, under $100,000                 63,029      17.4%     54,803     17.6%     30,076     11.7%
Time, $100,000 and over             104,840      28.9%     83,785     27.0%     65,684     25.6%
                                   --------     -----    --------    -----    --------    -----
  TOTAL DEPOSITS                   $362,877     100.0%   $310,584    100.0%   $256,153    100.0%
                                   ========     =====    ========    =====    ========    =====

LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 2003 consisted of commercial and commercial real estate loans (79.2%), residential mortgage loans (10.8%) and personal loans (10.0%). The Bank's legal lending limit under applicable federal banking regulations is approximately $6.3 million, based on the legal lending limit of 15% of total risk based capital of the Bank.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses within our market area. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate by management. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 33.6% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank has a policy of careful loan underwriting, with a strong emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The Bank believes that the generally higher yields earned on consumer loans will help compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of its customer base.

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

The Bank's loan policies include procedures for oversight and monitoring of the Bank's lending practices and loan portfolio. The Bank seeks to make sound loans, while recognizing that lending money involves a degree of business risk. The Bank's loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for the Bank's loan operations, while recognizing that not all loan activities and procedures can be anticipated. The Bank's loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of the President or Chief Executive Officer of the Bank where appropriate.

The Bank's loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes regulatory and supervisory loan-to-value limits. The Bank's internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by the regulators.

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

Loan Review Policies. To ensure that lending practices adhere to loan policies and guidelines, and to ensure that loans are risk rated correctly, the Bank established a Loan Review Department. The primary activities of the Loan Review Department include (i) conducting reviews of specific loans, (ii) assessing the adequacy of loan ratings assigned by lending personnel, (iii) monitoring portfolio concentrations and (iv) monitoring loans subject to Regulation O. To complete these activities, the Bank employs several management tools, primarily a loan grading system, a loan review memorandum and a formalized watch list.

DEPOSITS AND OTHER SERVICES

Deposits. The Bank offers a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to the Bank's primary market area at rates competitive with those offered in Allen County. The Bank also offers certificates of deposit accounts to select national and brokered markets at rates competitive with the national market as well as those in Allen County. All depositors are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities in and around Allen County, as well as certificates of deposit accounts nationally through a rate-posting system.

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

INVESTMENTS

The principal investment of the Company is its ownership of all of the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers' acceptance of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), the Company has no present plans to make any such equity investments except for a $100,000 investment in a statewide economic development venture capital limited partnership which was recorded in other assets.

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

FUNDING SOURCES

The Bank funded its operations in 1999 from its initial capitalization with proceeds of the Company's initial public offering. During 2001, 2002 and 2003, the Company contributed $6,750,000 $7,000,000 and $0, respectively, to the Bank as capital to support the balance sheet growth. On an ongoing basis, the Bank funds its operations primarily with local deposits. Secondarily, the Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing.

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

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Sources."

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

Gramm-Leach contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. The Company believes it is in compliance with these requirements.

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

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation, and loan-to-value ratios for loans secured by real property.

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

Under the Community Reinvestment Act (the "CRA") and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area is designated as all of Allen County, Indiana. The Bank's offices are located in Allen County. The Bank's Board of Directors is required to review the appropriateness of this delineation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Allen County, Indiana and the City of Fort Wayne. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank's ability to compete favorably in attracting individuals and small- to medium-sized businesses.

EMPLOYEES

As of December 31, 2003, the Company had 120 employees, including 104 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company's employees is good.

ITEM 2.  PROPERTIES.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as its headquarters and the Bank's main office. The headquarters facility consists of drive-up banking windows and approximately 33,400 square feet of usable office space. The lease had an initial term of 10 years, with one renewal option for an additional 10 years. During 2001, the original lease term was extended to 15 years with an expiration date of December 2013 and has the same renewal option as prior to the extension. It is anticipated that in early 2004 the Company will sign an additional amendment to the lease to occupy an additional 8,336 square feet of space on the first floor at rates similar to the original lease. The amendment is also expected to contain a right of first refusal to buy the entire building in the event the landlord wishes to divest the property.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 W. Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of five years, expires May 2005 and has two consecutive five-year renewal options. The Bank also leases a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options. The Bank leases a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of 10 years expiring December 31, 2013, with an option to extend the lease for two additional consecutive five-year periods each.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

The Company's common stock is traded on the Nasdaq National Market System under the symbol "TOFC." As of February 13, 2004, there were 687 shareholders of record and approximately 2,139 beneficial owners of the common stock.

The following table also presents the high and low sales prices for the common stock on the Nasdaq National Market System by quarter for 2003 and 2002.

HIGH / LOW STOCK PRICE

                          2003               2002
                   -----------------   -----------------
                     HIGH      LOW      HIGH       LOW
                   -------   -------   -------   -------
1st Quarter        $14.100   $12.611   $15.550   $11.800

2nd Quarter        $14.250   $12.950   $15.250   $11.500

3rd Quarter        $14.350   $12.630   $12.250   $10.250

4th Quarter        $15.150   $12.800   $12.820   $11.600

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

SALES OF UNREGISTERED SECURITIES

On November 16, 2001, the Company's wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 ("TCT1"), issued $3,500,000 aggregate principal amount of Trust Preferred Securities in a private placement offering. Concurrently therewith, TCT1 loaned the proceeds of that offering to the Company, and in exchange therefore the Company issued to TCT1 its 9% Subordinated Debentures due 2031, with similar terms as the Trust Preferred Securities. The issuance by the Company of the Subordinated Debentures and the issuance by TCT1 of the Trust Preferred Securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

USE OF PROCEEDS

On August 29, 2002, the Company completed a rights offering and limited public offering of its common stock. The Company previously disclosed the use of proceeds from those offerings in its Quarterly Report on Form 10-QSB for the period ended September 30, 2002. Subsequent to that report, the Company incurred additional expenses in connection with those offerings. As a result, the Company is updating its previously reported disclosure. Total gross proceeds from the offerings were $14,998,744; of which $609,017 was applied to marketing agents' fees and $733,165 was used to pay expenses of the offerings. Of the resulting $13,656,562 in net proceeds of the offerings to the Company, $7,000,000 was contributed to the Bank as additional capital for future growth and the remaining $6,656,562 of net proceeds was retained by the Company for general operating uses and continues to be deposited with the Bank.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED STATISTICAL DATA

                                                                     Years ended December 31,
                                                  -----------------------------------------------------------
($ in thousands, except share data)                 2003        2002        2001        2000          1999
-----------------------------------               --------    --------    --------    ---------     ---------
RESULTS OF OPERATIONS:
Interest income                                   $ 17,826    $ 16,494    $ 15,931    $  12,769     $   3,682
Interest expense                                     6,061       6,444       8,102        7,047         1,394
Net interest income                                 11,765      10,050       7,829        5,722         2,288
Provision for loan losses                            2,185       1,765       1,120        1,355         1,010
Noninterest income                                   3,642       2,954       1,785        1,028           288
Noninterest expense                                 10,353       8,416       6,638        4,909         3,241
Income (loss) before income taxes                    2,869       2,823       1,856          486        (1,675)
Income taxes expense (benefit)                       1,069       1,107         736         (588)
Net income (loss)                                    1,800       1,716       1,120        1,074        (1,675)

PER SHARE DATA:
Net income (loss): basic                          $   0.46    $   0.57    $   0.44    $    0.42     $   (0.71)
Net income (loss): diluted                            0.45        0.56        0.44         0.42         (0.71)
Book value at end of period                          10.38        9.97        9.29         8.85          8.43
Dividends declared                                     n/a         n/a         n/a          n/a           n/a

BALANCE SHEET DATA:
Total assets                                      $436,469    $377,311    $291,874    $ 212,413     $ 103,647
Total securities available for sale                 24,325      11,171       2,384        9,957         5,246
Loans held for sale                                              5,770       4,293
Total loans                                        376,839     321,340     232,346      155,880        67,315
Allowance for loan losses                            5,259       4,746       3,480        2,364         1,010
Total deposits                                     362,877     310,584     256,153      188,296        81,733
FHLB advances                                       27,000      21,500       6,500
Junior subordinated debt                             3,608       3,608       3,608
Stockholders' equity                                40,909      39,175      23,505       22,395        21,320

PERFORMANCE RATIOS:
Return on average assets                              0.45%       0.53%       0.47%        0.68%        (2.96)%
Return on average stockholders' equity                4.53%       5.90%       4.88%        5.04%        (8.25)%
Net interest margin                                   3.04%       3.17%       3.33%        3.70%         4.20%
Efficiency ratio                                     67.20%      64.72%      69.04%       72.73%       125.82%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans                    0.51%       0.22%       0.35%        0.00%         0.00%
Nonperforming assets to total assets                  0.45%       0.19%       0.28%        0.00%         0.00%
Net charge-offs to average loans                      0.47%       0.18%       0.00%        0.00%         0.00%
Allowance for loan losses to total loans              1.40%       1.48%       1.50%        1.52%         1.50%

LIQUIDITY AND CAPITAL RATIOS:
Loan to deposit ratio                               103.85%     103.46%      90.71%       82.78%        82.36%
Total stockholders' equity to total assets            9.37%      10.38%       8.05%       10.54%        20.57%
Total risk-based capital                             12.66%      13.86%      12.12%       14.24%        25.96%
Tier 1 leverage risk-based capital                   11.44%      12.61%      10.87%       12.99%        24.79%
Tier 1 leverage capital                              10.26%      11.75%      10.02%       11.21%        24.75%

n/a - not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. ($ in thousands except for share data)

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

As a result of continued growth, on August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold. Total proceeds from the offering were $13,657 (net of offering and marketing expenses) of which $7,000 was initially used to provide additional capitalization to the Bank for future growth.

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

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

         - the Company's status as a start-up company with only five years of operating history;

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 -- Summary of Significant Accounting Policies to the audited consolidated financial statements included in this report.

Allowance for Loan Losses. The Company's allowance for loan losses represents management's estimate of probable incurred losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

The Company has an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance has three components: identified specific allocation, a percentage allocation based on loss history for different loan groups, and unallocated.

To determine the allocated component of the allowance, the Company combines estimates allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, based upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio.

The determination of the level of allowance and, correspondingly, the provision for loan losses, rests upon estimates and assumptions, including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

FINANCIAL CONDITION

The Company experienced its fifth year of significant growth during 2003. Total assets of the Company were $436,469 at December 31, 2003 compared to $ 377,311 at December 31, 2002, an increase of $59,158 or 15.7%. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits and FHLB advances. Asset growth has been substantial during each year since the Bank began operations. The significant growth during previous years was also a result of deposit growth at the Bank. As the Bank enters its sixth year of operation, management anticipates that, in the near-term, assets will increase at a rate similar to the Bank's historical trends as management continues to market its institution, products and banking expertise, deliver a high level of customer service and develop its branch network.

Earning Assets. The Company's loan portfolio experienced another year of significant growth during 2003. Loans were $376,839 at December 31, 2003 compared to $321,340 at December 31, 2002, an increase of $55,499, or 17.3%. The loan portfolio, which equaled 90.5% and 88.0% of earning assets at December 31, 2003 and 2002, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2003, commercial and commercial real estate loans were approximately 79.2% of the loan portfolio and represented loans to business interests generally located within the Bank's market area. Approximately 52.6% of the loan portfolio at December 31, 2003 consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 26.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial category are represented by owner-occupied and investment real estate at $58,200, or 15.4% of total loans, and building, development and general contracting at $41,600, or 11.0% of total loans. The concentration and growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage and home equity lending, while only 17.7% of loans at December 31, 2003, also experienced significant growth. Consumer loans, only 3.1% of total loans at December 31, 2003, reflected a decline during 2003 from 2002 levels. Management believes that loan growth should continue as the Bank expands its distribution network during 2004; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2003, 2002, 2001, 2000 and 1999.

LOANS OUTSTANDING

                                                         DECEMBER 31,
                                -------------------------------------------------------------
($ in thousands)                   2003         2002         2001         2000         1999
----------------                ---------    ---------    ---------    ---------    ---------
Commercial                      $ 198,063    $ 185,250    $ 133,675    $  95,834    $  41,577
Commercial real estate            100,309       76,546       49,964       33,581       11,698
Residential real estate            40,648       26,097       16,740        6,978        5,918
Home equity                        25,944       20,043       16,043        6,994        2,551
Consumer                           11,594       13,290       15,717       12,386        5,571
                                ---------    ---------    ---------    ---------    ---------
  Total loans                     376,558      321,226      232,139      155,773       67,315
Deferred loan costs                   280          114          207          107
Allowance for loan losses          (5,259)      (4,746)      (3,480)      (2,364)      (1,010)
                                ---------    ---------    ---------    ---------    ---------
  NET LOANS                     $ 371,579    $ 316,594    $ 228,866    $ 153,516    $  66,305
                                =========    =========    =========    =========    =========

The following table presents the maturity of total loans outstanding as of December 31, 2003, according to scheduled repayments of principal and also based upon repricing opportunities.

MATURITIES OF LOANS OUTSTANDING

                                           WITHIN     1 - 5       OVER
($ in thousands)                           1 YEAR     YEARS      5 YEARS    TOTALS
----------------                          --------   --------   --------   --------
LOANS - CONTRACTUAL MATURITY DATES:
Commercial                                $ 52,734   $ 89,678   $ 55,651   $198,063
Commercial real estate                      11,368     74,397     14,544    100,309
Residential real estate                      1,833      9,319     29,496     40,648
Home equity                                 15,882      9,495        567     25,944
Consumer                                     6,883      4,692         19     11,594
                                          --------   --------   --------   --------
  Total loans                             $ 88,700   $187,581   $100,277   $376,558
                                          ========   ========   ========   ========
LOAN REPRICING OPPORTUNITIES:
Fixed rate                                $ 36,249   $ 56,065   $ 33,770   $126,084
Variable rate                              250,474                          250,474
                                          --------   --------   --------   --------
  Total loans                             $286,723   $ 56,065   $ 33,770   $376,558
                                          ========   ========   ========   ========

The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "watchlist." Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2003, there were $8,342 of potential problem loans outstanding classified on the watchlist.

Nonperforming loans at December 31, 2003 were $1,905, including $1,615 of loans placed on nonaccrual status and categorized as impaired and $290 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $2,156, which includes all nonaccrual loans plus commercial loans impaired of $541 that are still accruing but restructured. Gross interest for 2003 for nonaccrual loans would have been $102. Interest actually received on nonaccrual loans was $14 resulting in lost interest to date of $88. Nonperforming loans at December 31, 2002 were $719, including $632 of loans placed on nonaccrual status and categorized as impaired and $87 of loans past due 90 days and still accruing which are not categorized as impaired. Gross interest for 2002 for nonaccrual loans would have been $61. At December 31, 2001 there were $816 in nonperforming loans consisting of $469 in nonaccrual and $347 in loans accruing but more than 90 days past due. There were no nonaccrual or impaired loans or any loans past due 90 days or more at December 31, 2000 or 1999. There were no foreign loans outstanding at the end of each of the last five years.

During 2003, the Bank experienced $1,671 in net charged-off loans compared to $500 of net charge-offs in 2002 and $4 in 2001. There were no charge-offs during 2000 or 1999. While the 2003 level of net charge-offs represents a significant increase over prior years, the 2003 results partially represent a normal aging of the loan portfolio and reflect the general effects of the sluggish economy on businesses. The 2003 ratio of net charge-offs to total average loans was 0.47%. Of the loans charged off during 2003, $600 was attributable to the unauthorized mortgage activity loss and $563 was attributable to one commercial credit, which was identified during the year and restructured at year end.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
($ in thousands)

                                      LOAN                 LOAN                 LOAN                  LOAN                   LOAN
                                      TYPE                 TYPE                 TYPE                  TYPE                   TYPE
                          DEC 31,    AS A %    DEC 31,    AS A %    DEC 31,    AS A %     DEC 31,     AS A %     DEC 31,    AS A %
                           2003     OF TOTAL    2002     OF TOTAL    2001     OF TOTAL     2000      OF TOTAL     1999     OF TOTAL
LOAN TYPE                 ALLOC.     LOANS     ALLOC.     LOANS     ALLOC.      LOANS     ALLOC.      LOANS      ALLOC.      LOANS
---------                 -------   --------   -------   --------   -------   --------    ------     --------   -------    --------
Commercial                $ 4,011     52.6%    $ 4,033     57.7%    $ 2,140      57.6%    $   821      61.5%    $   334      61.7%
Commercial real estate        751     26.6%        199     23.8%        405      21.5%        230      21.6%         69      17.4%
Residential real estate       190     10.8%         90      8.1%         42       7.2%         18       4.5%         15       8.8%
Home equity                    85      6.9%        125      6.3%         80       6.9%         35       4.5%         12       3.8%
Consumer                      111      3.1%        269      4.1%        236       6.8%        186       7.9%         84       8.3%
Unallocated                   111       n/a         30       n/a        577        n/a      1,074        n/a        496        n/a
                          -------    -----     -------    -----     -------     -----     -------     -----     -------     -----
  Total allowance
    for loan losses       $ 5,259    100.0%    $ 4,746    100.0%    $ 3,480     100.0%    $ 2,364     100.0%    $ 1,010     100.0%
                          =======    =====     =======    =====     =======     =====     =======     =====     =======     =====

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

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. Additional provisions for the allowance are expected during 2004 as a result of anticipated increases in the total loan portfolio. The Company experienced $1,705 of charge-offs and $34 of recoveries during 2003. The Company experienced $504 of charge-offs and $4 of recoveries during 2002. Prior to 2002, the Company only experienced an aggregate amount of $5 in loan charge-offs during its first three years of operations.

TOTAL SECURITIES PORTFOLIO

                                                                         DECEMBER 31,
                                                      ---------------------------------------------------
                                                           2003              2002               2001
($ in thousands)                                      CARRYING VALUE    CARRYING VALUE     CARRYING VALUE
----------------                                      --------------    --------------     --------------
U.S. Government agency debt obligations                   $ 9,052          $ 6,215             $ 1,982
Obligations of states and political subdivisions            7,854            1,943                 402
Mortgage-backed securities                                  7,419            3,013
                                                          -------          -------             -------
  TOTAL SECURITIES                                        $24,325          $11,171             $ 2,384
                                                          =======          =======             =======

Securities available for sale at fair value reflected an increase during 2003, and totaled $24,325 at December 31, 2003 compared to $11,171 at December 31, 2002. The Company maintains a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2001 and 2000, the portfolio was used mainly for liquidity as these assets were held in short-term discount notes. During 2003, the Company again expanded the size of and the length of maturity of the portfolio as it began to develop a more diversified portfolio. The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. A net unrealized gain on this portfolio was recorded at December 31, 2003 in the amount of $42 compared to a net unrealized gain in the amount of $372 at December 2002, and a net unrealized loss of $16 at December 31, 2001. There were no interest-bearing deposits with other banks at December 31, 2003 or December 31, 2002 compared to $2,806 in interest-bearing deposits with other banks at December 31, 2001. The table above presents the total securities portfolio as of December 31, 2003, 2002 and 2001. During the first quarter of 2003, the Company sold $3,175 of available for sale agency securities and recorded a $191 gain from the sale.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decline of $11,807 during 2003, were $15,133 and $26,940 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, these short-term assets were approximately 3.6% and 7.3% of earning assets, respectively. The decline in short-term assets during 2003 was reflected mainly as an increase in securities available for sale as the Company modestly extended asset maturity. The balance of short-term assets and the balance as a percent of earning assets are expected to fluctuate as the Company's balance sheet experiences continued growth.

SOURCE OF FUNDS

The Bank's major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank also generates certificates of deposits through national out-of-market sources (outside Allen and surrounding counties) developed during 2002 and 2003. The Bank began taking deposits when it commenced operations in February 1999 and has experienced significant growth each year. The out-of-market deposits are generated by direct negotiation with out-of-market banks and credit unions, posting on a national bulletin board via the Internet to a member customer base, and through negotiated transaction with brokers. Total deposits were $362,877 at December 31, 2003 and $310,584 at December 31, 2002, an increase of $52,293, or 16.8%.

Noninterest-bearing deposits grew significantly during 2003 and were $62,638 at December 31, 2003, a 45.8% increase over $42,966 at December 31, 2002. At December 31, 2003, noninterest-bearing deposits were approximately 17.3% of total deposits, an increase from the 2002 level of 13.8 %. Noninterest-bearing deposits at December 31, 2003 were comprised of $56,392 in business checking accounts, $1,852 in public funds and $4,394 in consumer accounts.

Interest-bearing deposits also grew significantly during 2003 and were $300,239 at December 31, 2003, a 12.2% increase over $267,618 at December 31, 2002. Interest-bearing deposits at December 31, 2003 were comprised of approximately 32.7% in money market accounts, 11.4% in interest-bearing checking and savings accounts, and 55.9% in certificates of deposit. The December 31, 2003 percentages reflect a modest change in the deposit mix from 2002, when the percentages were 37.0%, 11.2%, and 51.8%, respectively. In 2003, all deposit categories reflected balance increases over 2002 levels with the exception of money market accounts. The most significant increase from 2002 was in both categories of certificates of deposit. CDs under $100 grew by $8,225 from 2002 year-end levels and CDs $100 and over increased by $21,055. The balance of money market accounts at December 31, 2003 was $98,250 compared to $99,105 at December 31, 2002, a decrease of $855. While total interest-bearing deposits increased $32,621 from 2002, mainly a result of new accounts established in the business and consumer sectors, the shift in interest-bearing deposits from money markets to CDs was reflective of the low interest rate environment as customers from all segments sought better returns. The total of interest-bearing deposits at December 31, 2003 reflected $124,868 in business accounts, $121,260 in consumer accounts and $54,111 in public fund accounts compared to $101,523, $107,483 and $58,612, respectively, at December 31, 2002. As of December 31, 2003, the Company had $104,840 in certificates of deposit of $100 or more, of which $64,724 mature within three months; $8,555 mature over three months through six months; $21,306 mature over six months through twelve months; and $ 10,255 mature over twelve months.

Short-term borrowings at December 31, 2003 were $1,060, unchanged from December 31, 2002, and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $27,000 in Federal Home Loan Bank ("FHLB") callable and bullet advances at December 31, 2003 compared to $21,500 at December 31, 2002. The increase of $5,500 in FHLB borrowings from the 2002 levels was a result of the Company's efforts to diversify its funding base and desire to lock in funding costs. The FHLB bullet advances mature in various years from March 2004 to December 2005. There was $6,500 in FHLB callable advances outstanding at December 31, 2003. The callable advances mature in 2011, and each contains a quarterly call feature.

The Company had $3,608 aggregate principal amount in junior subordinated debenture outstanding at December 31, 2003 and 2002 as a result of the Company, through its subsidiary, TCT1, closing a private placement offering of $3,500 in Trust Preferred Securities on November 16, 2001. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Stockholders' equity was $40,909 at December 31, 2003 and $39,175 at December 31, 2002. The increase of $1,734 was mainly attributable to 2003 net income of $1,800 and $132 from the net exercise of stock options. The only other item affecting stockholders' equity was a $(198) change in net unrealized appreciation on securities available for sale, net of tax. The Company issued 1,395,232 shares of common stock in conjunction with its rights offering and limited public offering during 2002, providing net proceeds of $13,657 after deducting marketing agent fees and offering expenses. At the completion of the IPO during 1999, the Company had issued 2,530,000 shares of common stock. The net proceeds from the sale of the stock in the IPO was $23,470 after deducting offering expenses and underwriters' discounts and was recorded as common stock and paid-in-capital. No additional shares were issued during 2000 or 2001. At December 31, 2003, the Company had a balance of $3,561 in retained earnings while at December 31, 2002 the balance was $1,761, an increase of $1,800 from 2002 due to net income generated during 2003. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. The Company reported net income of $1,800, or $.45 per diluted share, for the year ended December 31, 2003. This reflects an increase in net income from the $1,716 in 2002 and net income of $1,120 posted during 2001, however net income per diluted share reflects a decrease from the $.56 reported in 2002 and a $.01 increase from the $.44 posted in 2001. Per share earnings were diluted compared to prior years as a result of a 30.5% increase in average outstanding shares. The increase in shares was mainly from the rights offering and limited public offering completed August 2002.

The 2003 results reflected a 4.9% growth in net income compared to 2002 despite recording approximately $1,060 of pretax expenses for loan losses and administrative costs during 2003 from previously disclosed unauthorized mortgage activity. The improvement in net income over 2002 was mainly the result of substantial revenue growth. Net interest income in 2003 was $11,765 compared to $10,050 in 2002, an increase of $1,715 due mainly from an increase in loans outstanding. Noninterest income in 2003 was $3,642 compared to $2,954 in 2002, an increase of $688 from further development of the trust business and other fee income-based products including mortgage broker fees as well as $191 from gains on the sale of securities. Offsetting the improvements in revenue during 2003 was a $420 increase from 2002 in the provision for loan losses and a $1,937 increase in noninterest expenses related mainly to infrastructure growth costs for compensation, occupancy and equipment. Approximately one-fourth of the noninterest expense increase over 2002 was related to costs associated with unauthorized mortgage activity.

Loan loss provisions are made in the period loans are recorded and are immediate reductions to earnings. Loan loss provisions are expected to continue to reduce earnings (as was the case during 2003 and prior years), although more moderately, if the anticipated rate of loan growth slows relative to the size of the Bank's loan portfolio.

Although continued asset growth is anticipated, resulting in increased loan loss provisions, management believes the overall earnings performance of the Company will improve. The asset growth of the Company is expected to result in an increased level of net interest income, which, coupled with noninterest income, is expected to exceed the growth and level of noninterest expense and provision for loan losses. The following table shows some of the key equity performance ratios for the years ended December 31, 2003, 2002 and 2001.

PERFORMANCE RATIOS

                                        2003        2002         2001
                                        ----        ----         ----
Return on average total assets          0.45%       0.53%        0.47%
Return on average equity                4.53        5.90         4.88
Average equity to average assets        9.87        8.91         9.53

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 2003 were $17,826 and $6,061, respectively, netting $11,765 in net interest income. Interest income and interest expense for the year ended December 31, 2002 were $16,494 and $6,444, respectively, resulting in $10,050 in net interest income. Interest income and interest expense for the year ended December 31, 2001 totaled $15,931 and $8,102, respectively, providing for net interest income of $7,829. The substantial increase of $1,715 in net interest income in 2003 from 2002 and the increase over net interest income from 2001 were primarily attributable to an increase in the loans outstanding.

The net yield on average earning assets during 2003 was 3.04% compared to 3.17% for 2002 and 3.33% for 2001. The decline in margin during 2003, 2002 and 2001 was attributable each year to net interest spread compression caused by the decline in general interest rates and its effects on the Company's mostly variable rate mix of loans. Management anticipates that margins will improve due to the Company's current asset-sensitive balance sheet, assuming interest rates increase.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity during 2003, 2002 and 2001.

AVERAGE BALANCE, INTEREST AND YIELD / COST ANALYSIS

                                                     2003                           2002                          2001
                                        ----------------------------   ----------------------------  -----------------------------
                                                   INTEREST                       INTEREST                      INTEREST
                                         AVERAGE    EARNED    YIELD     AVERAGE    EARNED    YIELD    AVERAGE    EARNED     YIELD
($ in thousands)                         BALANCE   OR PAID   OR COST    BALANCE   OR PAID   OR COST   BALANCE    OR PAID   OR COST
----------------                        ---------  --------  -------   ---------  --------  -------  ---------  --------  --------
ASSETS
Short-term investments and
  interest-earning deposits             $   5,659  $     62   1.10%    $   6,042  $    138   2.29%   $   6,916  $    324    4.68%
Federal funds sold                         13,795       129   0.94%       16,535       266   1.61%      31,490     1,270    4.03%
Securities - taxable                       10,906       377   3.46%        8,035       362   4.50%       8,054       420    5.22%
Securities - tax exempt (1)                 2,967       168   5.66%        1,464        84   5.73%         270        23    8.75%
Loans held for sale                           777        42   5.48%        2,246        80   3.56%         922        61    6.62%
Loans                                     354,817    17,099   4.82%      283,899    15,593   5.49%     187,678    13,840    7.37%
                                        ---------  --------            ---------  --------           ---------  --------
   Total interest-earning assets          388,921    17,877   4.60%      318,221    16,523   5.19%     235,330    15,938    6.77%

Allowance for loan losses                  (5,362)                        (4,094)                       (2,845)
Cash and due from banks                    10,219                          7,258                         4,884
Other assets                                9,027                          4,697                         3,141
                                        ---------                      ---------                     ---------
   Total assets                         $ 402,805                      $ 326,082                     $ 240,510
                                        =========                      =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking               $  17,550      $ 78   0.44%    $  13,707     $ 130   0.95%   $   9,134     $ 135    1.48%
Savings                                    10,015        47   0.47%        6,452        91   1.41%       3,028        73    2.42%
Money market                              109,575     1,253   1.14%      107,540     1,877   1.75%      92,558     3,470    3.75%
Certificates of deposit                   156,186     3,806   2.44%      115,283     3,562   3.09%      83,627     4,240    5.07%
Short-term borrowings                       1,257        13   1.03%        1,383        22   1.59%         828        28    3.31%
FHLB advances                              19,579       536   2.74%       14,634       445   3.04%       3,141       117    3.71%
Junior Subordinated Debt                    3,608       327   9.06%        3,608       318   8.80%         441        39    9.00%
                                        ---------  --------            ---------  --------           ---------  --------
   Total interest-bearing liabilities     317,770     6,060   1.91%      262,607     6,445   2.46%     192,757     8,102    4.20%

Noninterest-bearing checking               44,133                         33,386                        23,560
Other liabilities                           1,129                          1,025                         1,264
Stockholders' equity                       39,773                         29,064                        22,929
                                        ---------                      ---------                     ---------
   Total liabilities and
     stockholders' equity               $ 402,805                      $ 326,082                     $ 240,510
                                        =========                      =========                     =========

NET INTEREST INCOME                                $ 11,817                       $ 10,078                      $  7,836
                                                   ========                       ========                      ========
RATE SPREAD                                                   2.69%                          2.73%                          2.57%
NET INTEREST INCOME AS A PERCENT
  OF AVERAGE EARNING ASSETS                                   3.04%                          3.17%                          3.33%

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

CHANGES IN NET INTEREST INCOME DUE
TO RATE AND VOLUME

                                                                   2003 OVER 2002
                                                           ------------------------------
($ in thousands)                                            RATE       VOLUME     TOTAL
----------------                                           --------   --------   --------
INCREASE (DECREASE) IN INTEREST INCOME:
   Short-term investments and interest-
     earning deposits                                      $   (68)   $    (8)   $   (76)
   Federal funds sold                                          (98)       (39)      (137)
   Securities - taxable                                        (96)       111         15
   Securities - tax exempt                                      (1)        85         84
   Loans available for sale                                     30        (68)       (38)
   Loans                                                    (2,069)     3,575      1,506
                                                           -------    -------    -------
       Net change in interest income                        (2,302)     3,656      1,354
INCREASE (DECREASE) IN INTEREST EXPENSE:
   Interest-bearing checking                                   (81)        29        (52)
   Savings                                                     (79)        35        (44)
   Money market                                               (659)        35       (624)
   Certificates of deposit                                    (852)     1,096        244
   Short-term borrowings                                        (6)        (2)        (8)
   FHLB advances                                               (49)       139         90
   Trust preferred securities                                    9          -          9
                                                           -------    -------    -------
       Net change in interest expense                       (1,717)     1,332       (385)
                                                           -------    -------    -------
NET CHANGE IN INTEREST INCOME AND
  INTEREST EXPENSE                                         $  (585)   $ 2,324    $ 1,739
                                                           =======    =======    =======

                                                                   2002 OVER 2001
                                                           ------------------------------
($ in thousands)                                            RATE       VOLUME      TOTAL
----------------                                           --------   --------   --------
INCREASE (DECREASE) IN INTEREST INCOME:
   Short-term investments and interest-
   earning deposits                                        $  (148)   $   (37)   $  (185)
   Federal funds sold                                         (561)      (443)    (1,004)
   Securities - taxable                                        (58)        (1)       (59)
   Securities - tax exempt                                     (11)        71         60
   Loans available for sale                                    (38)        57         19
   Loans                                                    (4,133)     5,887      1,754
                                                           -------    -------    -------
     Net change in interest income                          (4,949)     5,534        585
INCREASE (DECREASE) IN INTEREST EXPENSE:

   Interest-bearing checking                                   (59)        53         (6)
   Savings                                                     (40)        58         18
   Money market                                             (2,084)       492     (1,592)
   Certificates of deposit                                  (1,975)     1,296       (679)
   Short-term borrowings                                       (18)        13         (5)
   FHLB advances                                               (25)       353        328
   Trust preferred securities                                    1        278        279
                                                           -------    -------    -------
     Net change in interest expense                         (4,200)     2,543     (1,657)
                                                           -------    -------    -------
NET CHANGE IN INTEREST INCOME AND
  INTEREST EXPENSE                                         $  (749)   $ 2,991    $ 2,242
                                                           =======    =======    =======

Interest income is primarily generated from the loan portfolio. Average loans comprised 91%, 89% and 80% of average earning assets during 2003, 2002 and 2001, respectively. During 2003, the loan portfolio had an average yield of 4.82%, and earned $17,099, or 96% of total interest income, an increase of $1,506 from 2002. The improvement in net interest income was mainly due to the increase in average loans while the impact from the decrease in the prime lending rate during 2003 reflected negatively on net interest income and offset some of the improvement. During 2002, the loan portfolio had an average yield of 5.49% and earned $15,593, or 94% of total interest income while the loan portfolio had an average yield of 7.37% and earned $13,840, or 87% of total interest income during 2001.

The total securities portfolio and total short-term investments equaled 4% and 5%, respectively, of average earning assets during 2003. With an average tax-equivalent yield of 3.93%, total securities contributed $545, or 3% of total interest income in 2003, while total short-term investments had a combined average yield of 0.98% and earned $191, or 1% of total interest income, in 2003. During 2002, the total securities portfolio and total short-term investments equaled 3% and 7%, respectively, of average earning assets. With an average yield of 4.70%, securities contributed $446, or 3% of total interest income in 2002, while total short-term investments had a combined average yield of 1.79% and earned 2% of total interest income in 2002. During 2001, the total securities portfolio and total short-term investments equaled 4% and 16%, respectively, of average earning assets. With an average yield of 5.32%, securities contributed $443, or 3% of total interest income in 2001, while total short-term investments had a combined average yield of 4.15% and earned 10% of total interest income in 2001.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 34% and 49%, respectively, of average earning assets during 2003; 41% and 44%, respectively of average earning assets during 2002; and 48% and 43%, respectively, of average earning assets during 2001. The percentage change within the money market category reflects the decrease in this type of funding during 2003 and 2002, reductions mainly from business and municipal funds as these depositors sought greater yields. CD balances grew during 2003 as a percent of earning assets reflective of growth from brokered and national market sources. Total borrowings were 8% and 7% of average earning assets during 2003 and 2002, up from the 2% level in 2001.

Money market balances had an average rate of 1.14% and cost $1,253, or 21% of total interest expense, in 2003 compared to an average rate of 1.75% and cost $1,877, or 29% of total interest expense, in 2002. Certificates of deposit had an average rate of 2.44% and cost $3,806, or 63% of total interest expense, in 2003 compared to an average rate of 3.09% and cost $3,562, or 55% of total interest expense, in 2002. Interest expense on savings and interest-bearing checking totaled 2% of total interest expense during 2003, down slightly from 3% in 2002. The Company paid $876 of interest expense on borrowings, or 14% of total interest expense, during 2003 and paid $785 of interest expense on borrowings, or 12% of total interest expense, during 2002. The increase in borrowing cost during 2003 compared to 2002 is reflective of the higher levels of FHLB advances.

During 2001, money market accounts had an average rate of 3.75% and cost $3,470 or 43% of total interest expense, while certificates of deposit had an average rate of 5.07% and cost $4,240, or 52% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 6% of average earning assets during 2001 with an average rate of 1.71%, or 3% of total interest expense in 2001. Total borrowings had an average rate of 4.17% during 2001.

Provision for Loan Losses. With significant loan growth in all reported years, the provision for loan losses was $2,185 for 2003, $1,765 for 2002 and $1,120 for 2001. This reflects a $420, or 23.8%, increase from 2003 to 2002. The allowance for loan losses as a percentage of total loans outstanding was 1.40%, 1.48% and 1.50% at December 31, 2003, 2002, and 2001, respectively. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses incurred in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Although the Bank experienced loan losses during 2003, it does not yet have enough history of loss activity to only use its own loss experience to establish the allowance for loan losses, therefore, in addition to considering the Company's loss history, management has established the provision and allowance for loan losses in consideration of the loss experience of peer financial institutions with similar heavy concentrations in commercial lending and in consideration of general trends in the economy.

The Company had $1,905 of nonperforming loans at December 31, 2003, an increase of $1,186 from the $719 of nonperforming loans at December 31, 2002. The Company reported $1,671 of net charge-offs, or .47% of average loans during 2003 compared to $500 in net charge offs or .18% of average loans during 2002. While the charge-off results for 2003 reported increases over the 2002 level, $600 of the charge offs was related to the unauthorized mortgage activity previously disclosed.

Noninterest Income. Noninterest income recorded substantial growth during 2003 as all major categories reflected improved performance. Total noninterest income was $3,642 for the year ended December 31, 2003 compared to $2,954 and $1,785 for the years ended December 31, 2002 and 2001, respectively. Fees from trust services grew 29.2% resulting from an increasing base of accounts and assets under management and was $1,402 for 2003 compared to $1,085 for 2002 and $798 in 2001. In addition to trust income, the mortgage origination unit improved its results during 2003, attributable to a lower interest rates and the refinancing business; however with industry trends, the mortgage originations moderated during the fourth quarter. Mortgage broker fees were $813 during 2003, an increase of $31 or 4.0% from $782 for 2002. Mortgage broker fees were $490 for 2001. Other improvements during 2003 included a $218 or 52.3% increase in deposit service charges, and a $207 or 52.6% increase in other fee income. Service charge income increased due to an overall expanded account base, a higher level of fees generated on business accounts and increased activity from NSF/OD charges. Other fee income increased mainly as a result of income generated from bank-owned life insurance (BOLI). In addition to the above, 2003 noninterest income results included $191 in gains on the sale of securities available for sale compared to gains on the sale of securities and loans totaling $276,526 during 2002. There were no gains or losses on the sale of assets during 2001.

Noninterest Expense. Noninterest expense totaled $10,353 for the year ended December 31, 2003 compared to $8,416 and $6,638 for the years ended December 31, 2002 and 2001, respectively, an increase of $1,937 or 23.0% over 2002. The increase in expenses is mainly attributable to the infrastructure growth of the Company. This is evidenced by salary and benefit costs, which increased $911, or 19.8%, and occupancy and equipment costs which increased $193, or 18.5%, over their respective 2002 levels. Salary and benefits costs were $5,516 or 53.3% of total expenses for 2003, while occupancy and equipment costs were $1,237 or 12.0% of total expenses. Loan and professional costs increased during 2003 from prior year levels by $386 or 81.9% as the Company mainly incurred administrative costs related to the unauthorized mortgage issue and nonrecurring upfront consulting costs for future loan and fee origination. Other various expense categories increased during 2003, such as marketing, data processing, office supplies and postage, and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $1,172 for 2003, $1,086 for 2002 and a$434 for 2001, which reflected an $86, or 7.9%, increase in 2003 and, $652 or 150.2% increase in 2002, as compared to the prior year. Other expense for both 2003 and 2002 included losses recorded for the unauthorized mortgage activity in the amount of $365 and $428, respectively.

During 2002, salaries and benefits costs were $4,604, while occupancy and equipment expenses totaled $1,044. Additional large overhead expenses in 2002 included costs for loan and professional fees and services, which amounted to $471, and marketing expenses were $263. Significant noninterest expenses during 2001 were $3,892 for salary and benefit costs, $825 for occupancy and equipment costs, and $525 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 67.2% in 2003 compared to 64.7% in 2002 and 69.0% in 2001. The overall level of efficiency ratio continues to be high, but reflects expected infrastructure costs associated with growth. As anticipated, this improvement in efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized, the Company will earn more on the larger base of earning assets while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2003, 2002 and 2001, the Company recorded $1,069, $1,108 and $736 respectively, in income taxes expense. The effective tax rate recorded for 2003 was 37.3% as compared to 39.2% for 2002 and 39.7% for 2001. The effective tax rate decreased from the prior years as the Company grew its tax-exempt security portfolio in 2002 and 2003 and purchased bank-owned life insurance (BOLI) during 2003.

CAPITAL SOURCES

Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $40,909 and $39,175 at December 31, 2003 and 2002, respectively. Affecting the increase in stockholders' equity during 2003 was net income of $1,800 and $132 from the net exercise of stock options. Significant additions to stockholders' equity during 2002 and 2001 were from net income amounting to $1,716 and $1,120, respectively. During 2002 the Company completed a rights offering and limited public offering of its common stock, which increased capital net of costs by $13,657.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As a condition to regulatory approvals for the formation of the Bank, the Company was required to have capitalization sufficient to provide a ratio of Tier 1 capital to total assets of not less than eight percent (8%) and Tier 1 capital to average assets in excess of nine percent (9%), during the first three years of operation. These restrictions expired in February 2002. Currently, and going forward, both the Company and the Bank are now subject to the same capitalization requirements as other financial holding companies and banks. Since the Bank began operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2003 and 2002 are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2003, 2002 or 2001. The Company expects that its future earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

                                          DECEMBER 31
                                       -----------------
LIQUIDITY AND CAPITAL RATIOS            2003      2002
----------------------------           -------   -------
Loan to deposit ratio                  103.85%   103.46%
Loan to funding ratio                   95.51%    95.42%
Total risk-based capital                12.66%    13.86%
Tier 1 risk-based capital               11.44%    12.61%
Tier 1 leverage capital                 10.26%    11.75%

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

The Company's liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), FHLB borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2003 and 2002. The Company mainly generated deposits from in-market sources; however, it expanded its funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 the Company further expanded its funding base to include brokered deposits. At December 31, 2003, the balance of non-brokered national market CDs, brokered CDs, and FHLB borrowings were $45,970, $25,208 and $27,000 respectively, as compared to $26,913, $0 and $21,500, respectively, at December 31, 2002. At December 31, 2003 and 2002, total deposits were $362,877 and $310,584, respectively, and the loan-to-deposit ratio was 103.8% and 103.5%, respectively. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and at December 31, 2003 had $1,060 outstanding, unchanged from the December 31, 2002 balance. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $27,000 and $21,115 at December 31, 2003 and 2002, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the face amount of these instruments. Commitments to extend credit are recorded when they are funded and standby letters of credit are recorded at fair value.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment is generally required based on management's credit assessment of the borrower.

Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2003, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

The following tables represent the Company's contractual obligations and commitments at December 31, 2003.

CONTRACTUAL OBLIGATIONS
at December 31, 2003

                                                          PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------
                                         LESS THAN     1-3         4-5       AFTER 5
($ in thousands)                          1 YEAR      YEARS       YEARS       YEARS      TOTAL
----------------                         ---------   -------     -------     -------    -------
Federal Home Loan Bank advances          $  13,000   $ 7,500     $           $ 6,500    $27,000
Junior subordinated debt                                                       3,608      3,608
Operating leases                               549     1,140       1,215       2,896      5,800
Other                                           95        15                                110
                                         ---------   -------     -------     -------    -------
Total contractual cash obligations       $  13,644   $ 8,655     $ 1,215     $13,004    $36,518
                                         =========   =======     =======     =======    =======

COMMITMENTS
at December 31, 2003

                                              AMOUNT OF COMMITMENT EXPIRATIONS PER PERIOD
                                         ------------------------------------------------------
                                         LESS THAN     1-3         4-5       AFTER 5
($ in thousands)                          1 YEAR      YEARS       YEARS       YEARS      TOTAL
----------------                         ---------   -------     -------     -------    -------
Lines of credit / loan commitments       $  28,296   $ 8,183     $ 6,866     $39,404    $82,749
Standby letters of credit                    1,400       647         300                  2,347
                                         ---------   -------     -------     -------    -------
Total commercial commitments             $  29,696   $ 8,830     $ 7,166     $39,404    $85,096
                                         =========   =======     =======     =======    =======

RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2003 and 2002, the Bank had $23,260 and $20,992, respectively, in loan commitments to directors and executive officers, of which $17,617 and $16,609 were funded at the respective period-ends. These loans have been made in the Bank's ordinary course of business with similar terms to the Bank's similarly situated customers.

During 2003 and 2002, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John
V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $416, $348 and $252 during 2003, 2002 and 2001, respectively. The lease is accounted for as an operating lease. Refer to the table above for a summary of future lease payment commitments under this and other leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table depicts the Company's GAP position as of December 31, 2003:

RATE SENSITIVITY ANALYSIS

                                                  WITHIN       THREE TO    ONE TO         AFTER
                                                  THREE         TWELVE      FIVE          FIVE
($ in thousands)                                  MONTHS        MONTHS      YEARS         YEARS          TOTAL
----------------                                ----------    ----------  ---------     ---------     ----------
ASSETS
  Federal funds sold, short-term
    investments and interest-
    earning deposits                            $   15,133    $           $             $             $   15,133
  Securities available for sale                      2,160         3,619      5,281        13,265         24,325
  FHLBI and FRB stock                                                                       2,333          2,333
  Fixed rate loans                                   4,326        31,923     56,065        33,770        126,084
  Variable rate loans                              250,474                                               250,474
  Allowance for loan losses                                                                               (5,259)
  Other assets                                                                                            23,379
                                                ----------    ----------  ---------     ---------     ----------
Total assets                                    $  272,093    $   35,542  $  61,346     $  49,368     $  436,469
                                                ----------    ----------  ---------     ---------     ----------

LIABILITIES
  Interest-bearing checking                     $   23,543    $           $             $             $   23,543
  Savings accounts                                  10,576                                                10,576
  Money market accounts                             98,250                                                98,250
  Time deposits < $100,000                          17,423        28,166     17,439                       63,028
  Time deposits $100,000 and over                   64,724        29,861     10,255                      104,840
  Short-term borrowings                              1,060                                                 1,060
  FHLB advances                                      7,000         6,000      7,500         6,500         27,000
  Junior subordinated debt                                                                  3,608          3,608
  Noninterest-bearing checking                                                                            62,638
  Other liabilities                                                                                        1,017
                                                ----------    ----------  ---------     ---------     ----------
Total liabilities                                  222,576        64,027     35,194        10,108        395,560
STOCKHOLDERS' EQUITY                                                                                      40,909
                                                ----------    ----------  ---------     ---------     ----------
Total sources of funds                          $  222,576    $   64,027  $  35,194     $  10,108     $  436,469
                                                ----------    ----------  ---------     ---------     ----------
Net asset (liability) GAP                       $   49,517    $ (28,485)  $  26,152     $  39,260     $
                                                ----------    ----------  ---------     ---------     ----------
CUMULATIVE GAP                                  $   49,517    $   21,032  $  47,184     $  86,444     $
                                                ----------    ----------  ---------     ---------     ----------
PERCENT OF CUMULATIVE GAP TO TOTAL ASSETS             11.3%          4.8%      10.8%         19.8%              %

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

As growth has dictated, the Company began utilizing simulation analysis as a tool for measuring the effects of interest rate risk on the income statement at the end of 2003.

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2003. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Company's historical experience, and management's judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date. There is only the 2003 table because this is the first year it is required.

                                                                      PRINCIPAL AMOUNT MATURING IN:
                                    ----------------------------------------------------------------------------------------------
                                                                                                                        FAIR VALUE
($ in thousands)                       2004        2005       2006       2007       2008     THEREAFTER      TOTAL      12/31/2003
----------------                    ---------   ---------   --------   ---------  ---------  -----------   ----------   ----------
Rate sensitive assets:
  Fixed interest rate loans         $ 36,249    $ 14,370    $11,833    $ 12,546   $ 17,316   $   33,770    $ 126,084    $  126,176
    Average interest rate               5.05%       6.11%      6.36%       6.50%      5.80%        5.56%        5.68%
  Variable interest rate loans        78,474      36,059     28,649      38,449     17,699       51,144      250,474       250,474
    Average interest rate               4.28%       4.16%      4.20%       4.16%      4.28%        4.36%        4.25%
  Fixed interest rate securities       5,779       3,820        448         866        148       13,264       24,325        24,325
    Average interest rate               3.70%       3.91%      3.93%       4.32%      4.38%        4.43%        4.16%
  Other interest bearing assets       15,133                                                                  15,133        15,133
    Average interest rate               1.70%                                                                   1.70%

Rate sensitive liabilities:
  Interest bearing checking           23,544                                                                  23,544        23,544
    Average interest rate               0.34%                                                                   0.34%
  Savings accounts                    10,576                                                                  10,576        10,576
    Average interest rate               0.28%                                                                   0.28%
  Money market accounts               98,250                                                                  98,250        98,250
    Average interest rate               0.96%                                                                   0.96%
  Time deposits                      140,175      18,403      1,795       5,888      1,608                   167,869       168,379
    Average interest rate               1.91%       2.85%      3.56%       4.47%      3.86%                     2.14%
  Fixed interest rate
  borrowings                          11,000       7,500                                         10,108       28,608        29,363
    Average interest rate               2.10%       4.09%                                          6.62%        4.21%
  Variable interest rate
  borrowings                           3,060                                                                   3,060         3,060
    Average interest rate               1.07%                                                                   1.07%

ITEM 8.  FINANCIAL STATEMENTS

Tower Financial Corporation
CONSOLIDATED BALANCE SHEETS
At December 31, 2003 and 2002

                                                                           2003             2002
                                                                      -------------    -------------
ASSETS
Cash and due from banks                                               $  12,708,817    $   9,228,782
Short-term investments and interest-earning deposits                      4,017,755       13,598,037
Federal funds sold                                                       11,115,643       13,341,860
                                                                      -------------    -------------
   Total cash and cash equivalents                                       27,842,215       36,168,679

Securities available for sale, at fair value                             24,324,935       11,170,570
FHLB and FRB stock                                                        2,332,500        2,057,500
Loans held for sale                                                               -        5,769,700

Loans                                                                   376,838,578      321,339,946
Allowance for loan losses                                                (5,259,273)      (4,745,672)
                                                                      -------------    -------------
   Net loans                                                            371,579,305      316,594,274

Premises and equipment, net                                               2,932,580        2,625,602
Accrued interest receivable                                               1,289,370        1,092,806
Other assets                                                              6,168,085        1,831,785
                                                                      -------------    -------------
   Total assets                                                       $ 436,468,990    $ 377,310,916
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                                 $  62,638,230    $  42,966,347
  Interest-bearing                                                      300,238,538      267,617,640
                                                                      -------------    -------------
    Total deposits                                                      362,876,768      310,583,987

Short-term borrowings                                                     1,060,000        1,060,000
Federal Home Loan Bank (FHLB) advances                                   27,000,000       21,500,000
Junior subordinated debt                                                  3,608,000        3,608,000
Accrued interest payable                                                    278,964          272,303
Other liabilities                                                           736,609        1,111,763
                                                                      -------------    -------------
   Total liabilities                                                    395,560,341      338,136,053

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
  no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
  shares authorized; 3,942,519 and 3,931,184 shares issued and outstanding at December 31, 2003 and December 31, 2002,
  respectively                                                           37,322,694       37,190,692
Retained earnings                                                         3,560,844        1,760,778
Accumulated other comprehensive income, net of tax
  of $16,741 in 2003 and $148,928 in 2002                                    25,111          223,393
                                                                      -------------    -------------
   Total stockholders' equity                                            40,908,649       39,174,863
                                                                      -------------    -------------
   Total liabilities and stockholders' equity                         $ 436,468,990    $ 377,310,916
                                                                      =============    =============

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001

                                                       2003          2002         2001
                                                   -----------   -----------   -----------
INTEREST INCOME:
    Loans, including fees                          $17,141,325   $15,673,401   $13,901,202
    Securities - taxable                               376,849       361,612       420,478
    Securities - tax exempt                            116,362        54,994        15,891
    Other interest income                              191,152       404,391     1,593,454
                                                   -----------   -----------   -----------
      Total interest income                         17,825,688    16,494,398    15,931,025
INTEREST EXPENSE:
    Deposits                                         5,184,506     5,659,440     7,918,267
    Short-term borrowings                               36,495        21,963        27,375
    FHLB advances                                      512,475       445,396       116,524
    Junior subordinated debt                           327,060       317,633        39,375
                                                   -----------   -----------   -----------
      Total interest expense                         6,060,536     6,444,432     8,101,541
                                                   -----------   -----------   -----------
Net interest income                                 11,765,152    10,049,966     7,829,484
PROVISION FOR LOAN LOSSES                            2,185,000     1,765,000     1,120,000
                                                   -----------   -----------   -----------
Net interest income after provision
  for loan losses                                    9,580,152     8,284,966     6,709,484
NONINTEREST INCOME:
    Trust fees                                       1,402,012     1,085,023       798,464
    Service charges                                    635,917       417,471       249,051
    Loan broker fees                                   813,051       781,909       489,944
    Net gain on sale of loans                                         96,175
    Net gain on sale of securities                     190,766       180,351
    Other fees                                         600,211       393,426       247,903
                                                   -----------   -----------   -----------
      Total noninterest income                       3,641,957     2,954,355     1,785,362
NONINTEREST EXPENSE:
    Salaries and benefits                            5,515,892     4,604,488     3,892,043
    Occupancy and equipment                          1,237,281     1,044,155       825,325
    Marketing                                          352,223       262,857       200,451
    Data processing                                    356,092       282,737       219,842
    Loan and professional costs                        856,320       470,723       525,244
    Office supplies and postage                        274,576       230,032       199,922
    Courier services                                   281,460       243,711       187,935
    Business development                               307,082       190,999       153,547
    Other expense                                    1,172,067     1,086,490       434,182
                                                   -----------   -----------   -----------
      Total noninterest expense                     10,352,993     8,416,192     6,638,491
                                                   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                           2,869,116     2,823,129     1,856,355
Income taxes expense                                 1,069,050     1,107,500       736,400
                                                   -----------   -----------   -----------
NET INCOME                                         $ 1,800,066   $ 1,715,629   $ 1,119,955
                                                   ===========   ===========   ===========
BASIC EARNINGS PER COMMON SHARE                    $      0.46   $      0.57   $      0.44
DILUTED EARNINGS PER COMMON SHARE                  $      0.45   $      0.56   $      0.44
Average common shares outstanding                    3,933,339     3,008,145     2,530,000
Average common shares and dilutive
  potential common shares outstanding                4,007,036     3,069,648     2,531,818

      The following notes are an integral part of the financial statements.

Tower Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001

                                                             2003           2002          2001
                                                         -----------    -----------   -----------
Net income                                               $ 1,800,066    $ 1,715,629   $ 1,119,955
Other comprehensive income (loss):
  Change in net unrealized appreciation
  (depreciation) on securities available for
  sale, net of reclassification adjustments
  and tax of $(132,187) in 2003,  $155,328
  in 2002 and $(6,747) in 2001                              (198,282)       232,973       (10,109)
                                                         -----------    -----------   -----------
COMPREHENSIVE INCOME                                     $ 1,601,784    $ 1,948,602   $ 1,109,846
                                                         ===========    ===========   ===========

     The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001


                                                     COMMON           RETAINED         ACCUMULATED
                                                    STOCK AND         EARNINGS            OTHER
                                                     PAID-IN        (ACCUMULATED      COMPREHENSIVE
                                                     CAPITAL          DEFICIT)        INCOME (LOSS)          TOTAL
                                                  -------------     ------------      -------------      ------------
BALANCE, JANUARY 1, 2001                          $  23,469,770     $ (1,074,806)     $        529       $ 22,395,493

Net income for 2001                                                    1,119,955                            1,119,955

Change in net unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $(6,747)                                                         (10,109)           (10,109)
                                                  -------------     ------------      ------------       ------------
BALANCE, DECEMBER 31, 2001                           23,469,770           45,149           (9,580)         23,505,339

Net income for 2002                                                    1,715,629                            1,715,629

Issuance of 1,395,232 shares of common
  stock, net of underwriters' fee and
  offering costs                                     13,656,562                                            13,656,562

Issuance of 5,952 shares of common
  stock for stock options exercised                      59,520                                                59,520

Tax benefit on non-qualified stock options                4,840                                                 4,840

Change in net unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $155,328                                                         232,973            232,973
                                                  -------------     ------------      ------------       ------------
BALANCE, DECEMBER 31, 2002                           37,190,692        1,760,778           223,393         39,174,863

Net income for 2003                                                    1,800,066                            1,800,066

Issuance of 11,335 shares of common
  stock for stock options exercised                     116,369                                               116,369

Tax benefit on non-qualified stock options               15,633                                                15,633

Change in net unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $(132,187)                                                      (198,282)          (198,282)
                                                  -------------     ------------      ------------       ------------
BALANCE, DECEMBER 31, 2003                        $  37,322,694     $  3,560,844      $     25,111       $ 40,908,649
                                                  =============     ============      ============       ============

     The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001

                                                                     2003            2002            2001
                                                                -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   1,800,066   $   1,715,629    $   1,119,955
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                                   602,589         405,672          324,916
      Provision for loan losses                                     2,185,000       1,765,000        1,120,000
      Earnings on life insurance                                     (127,384)
      Net gain on sale of loans                                                       (96,175)
      Net gain on sale of securities                                 (190,766)       (180,351)
      Net loss on sale of premises and equipment                        2,778
      FHLB stock dividend                                             (41,500)
      Change in accrued interest receivable                          (196,564)       (138,001)          97,771
      Change in other assets                                       (1,076,729)       (668,356)        (467,806)
      Change in accrued interest payable                                6,661         (16,629)        (176,940)
      Change in other liabilities                                    (375,154)        352,791           33,753
      Origination of loans held for sale                          (15,956,100)    (32,660,100)     (16,849,805)
      Proceeds from sales of loans held for sale                   21,725,800      31,183,750       12,556,455
                                                                -------------   -------------    -------------
        Net cash from operating activities                          8,358,697       1,663,230       (2,241,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans                                             (72,891,522)   (113,770,421)     (90,975,485)
  Net change in interest-earning deposits                                           2,806,000         (306,000)
  Purchase of securities available for sale (AFS)                 (21,755,180)    (14,493,462)     (29,444,026)
  Purchase of FHLB and FRB stock                                     (233,500)       (960,000)        (428,050)
  Purchase of life insurance                                       (3,000,000)
  Proceeds from maturities of securities AFS                        5,193,600       3,087,096       37,000,000
  Proceeds from sale of securities AFS                              3,174,780       3,176,070
  Proceeds from sale of participation loans                        15,721,491      24,277,313       14,505,255
  Purchase of equipment and leasehold expenditures                   (819,613)     (1,445,028)        (644,641)
                                                                -------------   -------------    -------------
        Net cash from investing activities                        (74,609,944)    (97,322,432)     (70,292,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                           52,292,781      54,430,920       67,856,943
  Net change in short-term borrowings                                                                  530,000
  Gross proceeds from issuance of common stock
    from exercise of stock options and tax benefits                   132,002          64,360
  Gross proceeds from issuance of common stock
    from stock offering                                                            14,998,744
  Payment of underwriters' fee and offering costs                                  (1,342,182)
  Proceeds from FHLB advances                                      16,500,000      20,000,000        6,500,000
  Repayment of FHLB advances                                      (11,000,000)     (5,000,000)
  Proceeds from issuance of junior
    subordinated debt                                                                                3,608,000
                                                                -------------   -------------    -------------
        Net cash from financing activities                         57,924,783      83,151,842       78,494,943
                                                                -------------   -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (8,326,464)    (12,507,360)       5,960,295
Cash and cash equivalents, beginning of period                     36,168,679      48,676,039       42,715,744
                                                                -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  27,842,215   $  36,168,679    $  48,676,039
                                                                =============   =============    =============
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest                                                      $   6,053,875   $   6,461,061    $   8,278,481
  Income taxes                                                      1,896,076       1,725,480        1,010,474

     The following notes are an integral part of the financial statements.

Tower Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS, INDUSTRY SEGMENTS, AND CONCENTRATIONS OF CREDIT
         RISK: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. Until February 19, 1999, the Company was in the development stage and its activities were limited to the organization of the Bank as well as the completion of its initial public stock offering. The Company's wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 ("TCT1"), was incorporated on November 1, 2001 for the single purpose of issuing trust preferred securities.

         On August 29, 2002, the Company completed a rights offering and a limited public offering of its common stock during which 1,395,232 shares were sold at $10.75 per share. Of the shares sold, 694,199 shares were sold to existing shareholders through the rights offering and 701,033 shares were sold to new investors through the limited public offering. Total gross proceeds from the offerings were $14,998,744 with marketing agent's fees and offering expenses of $1,342,182. The Company used $7.0 million of the net proceeds from the offerings to provide additional capitalization to Tower Bank & Trust Company for future growth.

         While the Company's management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable segment. The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2003, commercial and commercial real estate loans totaled approximately 79.2% of total loans, residential real estate loans totaled approximately 10.8% and home equity and consumer loans totaled approximately 10.0%. Categories by industry of commercial loans at December 31, 2003 exceeding 30% of year-end stockholders' equity are as follows: real estate (including owner-occupied and investment) - $58.2 million, or 15.4% of total loans; wholesale and retail trade - $48.1 million, or 12.8% of total loans; building, development and general contracting - $41.6 million, or 11.0% of total loans; health care and social assistance - $27.3 million, or 7.3% of total loans; manufacturing - $16.6 million, or 4.3% of total loans; and professional, scientific and technical services - $13.5 million, or 3.6% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Company also provides trust services to customers.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and the Bank. As further discussed in Note 8, a trust that had previously been consolidated with the Company is now reported separately. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         All interest accrued but not received for loans placed on nonaccrual are reversed against income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

         ALLOWANCE FOR LOAN LOSSES: The Company's allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

         The Company has an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, based upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans.

         The determination of the level of allowance and, correspondingly, the provision for loan losses, rests upon estimates and assumptions, including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

         A loan is impaired when full payment under the loan terms is not expected. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not identified for impairment disclosures. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

         FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

         PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the buildings, leasehold improvements, furniture and equipment, ranging from three years to 39 years. Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

         BANK OWNED LIFE INSURANCE: The Bank has purchased life insurance policies for on certain executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $3,127,384 and $0, at December 31, 2003 and 2002 and is included in other assets in the consolidated balance sheets.

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

                                                      2003         2002          2001
                                                  -----------  -----------   -----------
Net income as reported                            $ 1,800,066  $ 1,715,629   $ 1,119,955
Deduct: Stock-based compensation expense
  determined under fair value-based method           (146,607)    (126,673)     (201,381)
                                                  -----------  -----------   -----------
Pro forma net income                              $ 1,653,459  $ 1,588,956   $   918,574

Basic earnings per share as reported              $      0.46  $      0.57   $      0.44
Pro forma basic earnings per share                       0.42         0.53          0.36

Diluted earnings per share as reported                   0.45         0.56          0.44
Pro forma diluted earnings per share                     0.41         0.52          0.36

The pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date.

                                            2003        2002       2001
                                          -------     -------    -------
Risk-free interest rate                      3.20%       4.81%      4.83%
Expected option life                      6 years     8 years    8 years
Expected stock price volatility             25.74%      25.78%     30.85%
Dividend yield                               None        None       None

         INCOME TAXES: Income taxes expense is the sum of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

         DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. There were no derivatives or hedge activity during the years 2003 or 2002.

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

         EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options.

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

         RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $4.0 million and $1.8 million was required to meet regulatory reserve and clearing requirements at December 31, 2003 and 2002, respectively. These balances do not earn interest.

         ADOPTION OF NEW ACCOUNTING STANDARDS: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132, (revised 2003), Employers' Disclosure about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entries. Adoption of the new standards did not materially affect the Company.

         EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:
         There are no newly issued but not yet effective Accounting Standards, that would materially effect the Company's financial position or results of operations.

         RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - SECURITIES AVAILABLE FOR SALE

     The fair value of securities available for sale at December 31, 2002 were as follows: 2003

                                                                  2003
                                            ----------------------------------------------------
                                              CARRYING      GROSS UNREALIZED    GROSS UNREALIZED
                                                VALUE            GAINS               LOSSES
                                            ------------    ----------------    ----------------
U.S. Government agency debt obligations     $  9,052,024       $   49,645         $   (30,815)
Obligations of states and political
  subdivisions                                 7,853,724           56,408         $   (31,452)
Mortgage-backed securities                     7,419,187           12,270             (14,204)
                                            ------------       ----------         -----------
    TOTAL INVESTMENT SECURITIES             $ 24,324,935       $  118,323         $   (76,471)
                                            ============       ==========         ===========

                                                                  2002
                                            ----------------------------------------------------
                                              CARRYING      GROSS UNREALIZED    GROSS UNREALIZED
                                                VALUE             GAINS              LOSSES
                                            ------------    ----------------    ----------------
U.S. Government agency debt obligations     $  6,214,830       $   208,897        $
Obligations of states and political
  subdivisions                                 1,942,595            73,222
Mortgage-backed securities                     3,013,145            90,202
                                            ------------       -----------        ------------
    TOTAL INVESTMENT SECURITIES             $ 11,170,570       $   372,321        $
                                            ============       ===========        ============

The fair values of debt securities available for sale at December 31, 2003, by contractual maturity are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                             WEIGHTED
                                                             AVERAGE       CARRYING
                                                            YIELD (1)        VALUE
                                                            ---------     -----------
AGENCIES:
Due in one year or less                                            %      $
Due after one to five years                                    3.49%        5,013,815
Due after five years                                           3.13%        4,038,209
                                                               ----       -----------
  Total Agencies                                               3.33%      $ 9,052,024
                                                               ----       -----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities                                     3.87%      $ 7,419,187
                                                               ----       -----------
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS:
Due in one year or less                                        5.17%      $   632,935
Due after one to five years                                    5.70%        1,175,579
Due after five years                                           6.48%        6,045,210
                                                               ----       -----------
  Total Obligations of state and political subdivisions        6.26%      $ 7,853,724
                                                               ----       -----------

(1) Computed on a tax-equivalent basis for tax-exempt securities using a 34% statutory tax rate

Proceeds from the sale of securities available for sale during 2003 totaled $3,174,780. Gross gains and losses realized were $190,766 and $0. Proceeds from the sale of securities available for sale during 2002 totaled $3,176,070. Gross gains and losses realized were $180,351 and $0. There were no sales of securities during 2001.

Securities with an amortized cost of $12,450,015 and $3,100,000 were pledged to secure borrowings from the FHLB at December 31, 2003 and 2002, respectively. At December 31, 2003, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

   Securities with unrealized losses at year end 2003 not recognized in income are as follows:

                                            CONTINUING UNREALIZED    CONTINUING UNREALIZED
                                                 LOSSES FOR               LOSSES FOR
                                             LESS THAN 12 MONTHS      MORE THAN 12 MONTHS            TOTAL
                                           -------------------------------------------------------------------------
                                                           GROSS                  GROSS                     GROSS
                                             CARRYING   UNREALIZED   CARRYING   UNREALIZED    CARRYING    UNREALIZED
                                               VALUE      LOSSES       VALUE      LOSSES       VALUE        LOSSES
                                           -----------  ----------   --------   ----------  -----------   ----------
U.S. Government agency debt obligations    $ 3,017,775  $ (30,815)   $          $           $ 3,017,775   $ (30,815)
Obligations of states and political
  subdivisions                               2,323,975    (31,452)                            2,323,975     (31,452)
Mortgage-backed securities                   2,706,318    (14,204)                            2,706,318     (14,204)
                                           -----------  ---------    --------   ----------  -----------   ---------
Total temporarily impaired                 $ 8,048,068  $ (76,471)   $          $           $ 8,048,068   $ (76,471)
                                           ===========  =========    ========   ==========  ===========   =========

Unrealized losses on U. S. government agencies, state and municipality bonds have not been recognized into income because the issuers' bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The fair value is expected to recover as the bonds approach their maturity and/or as market rates decline.

Note 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans at December 31, 2003 and 2002 were as follows:

                                        2003                     2002
                              ----------------------   -----------------------
                                 BALANCE        %         BALANCE         %
                              -------------   ------   -------------    ------
Commercial                    $ 198,063,494    52.6%   $ 185,249,123     57.7%
Commercial real estate          100,309,154    26.6%      76,546,922     23.8%
Residential real estate          40,648,402    10.8%      26,097,307      8.1%
Home equity                      25,943,402     6.9%      20,042,459      6.3%
Consumer                         11,593,808     3.1%      13,290,091      4.1%
                              -------------   -----    -------------    -----
    Total loans                 376,558,260   100.0%     321,225,902    100.0%
Net deferred loan costs             280,318                  114,044
Allowance for loan losses        (5,259,273)              (4,745,672)
                              -------------            -------------
    NET LOANS                 $ 371,579,305            $ 316,594,274
                              =============            =============

Activity in the allowance for loan losses during 2003, 2002, 2001, 2000 and 1999 was as follows:

                                       2003           2002          2001            2000         1999
                                   ------------   -----------   ------------    -----------   -----------
Beginning balance, January 1       $  4,745,672   $ 3,480,205   $  2,364,509    $ 1,009,509   $
Provision charged to operating
  expense                             2,185,000     1,765,000      1,120,000      1,355,000     1,010,000
Charge-offs:
  Commercial                           (940,306)     (479,375)        (4,304)
  Commercial real estate                (54,442)         (579)
  Residential real estate              (489,326)
  Home equity                           (97,600)      (22,284)
  Consumer                             (123,379)       (1,834)                                       (491)
                                   ------------   -----------   ------------    -----------   -----------
   Total Charge-offs                 (1,705,053)     (504,072)        (4,304)                        (491)
                                   ------------   -----------   ------------    -----------   -----------
Recoveries:
  Commercial                              2,417
  Commercial real estate                    579           472
  Residential real estate                11,000
  Home equity                               866         4,067
  Consumer                               18,792
                                   ------------   -----------   ------------    -----------   -----------
   Total Recoveries                      33,654         4,539
                                   ------------   -----------   ------------    -----------   -----------
    Total Net Charge-offs            (1,671,399)     (499,533)        (4,304)                        (491)
                                   ------------   -----------   ------------    -----------   -----------
ENDING BALANCE, DECEMBER 31        $  5,259,273   $ 4,745,672   $  3,480,205    $ 2,364,509   $ 1,009,509
                                   ============   ===========   ============    ===========   ===========

         Impaired loans were as follows:

                                                               at December 31,
                                                     ------------------------------------
                                                        2003          2002        2001
                                                     -----------    ---------   ---------
Year-end loans with no allocated allowance
  for loan losses                                    $   154,499    $           $
Year-end loans with allocated allowance
  for loan losses                                      2,001,005      632,137     468,863
                                                     -----------    ---------   ---------
  TOTAL IMPAIRED LOANS                               $ 2,155,504    $ 632,137   $ 468,863
                                                     ===========    =========   =========
Amount of the allowance for loan losses allocated    $   807,000    $ 181,100   $ 234,432
Average of impaired loans during the year            $ 1,732,787    $ 727,286   $ 720,754

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant to this presentation.

Nonperforming assets were as follows:

                                                    at December 31,
                                 ---------------------------------------------------
                                     2003         2002         2001      2000   1999
                                 -----------   ---------    ---------    ----   ----
Loans past due over 90 days
  still accruing                 $   290,375   $  87,304    $ 347,233    $      $
Nonaccrual loans                   1,614,447     632,137      468,863
                                 -----------   ---------    ---------    ----   ----
  Total nonperforming loans      $ 1,904,822   $ 719,441    $ 816,096    $      $
                                 -----------   ---------    ---------    ----   ----
Other real estate owned               80,000
                                 -----------   ---------    ---------    ----   ----
  TOTAL NONPERFORMING ASSETS     $ 1,984,822   $ 719,441    $ 816,096    $      $
                                 ===========   =========    =========    ====   ====

       Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There was one troubled debt restructuring at December 31, 2003 for $253,131, included in impaired loans. There were no troubled debt restructurings at December 31, 2002, or 2001. There was one other real estate owned property at December 31, 2003 for $80,000. There was no other real estate owned property at year end in prior years.

Note 4 - PREMISES AND EQUIPMENT, NET

         Premises and equipment and December 31, 2003 and 2002 were as follows:

                                           2003              2002
                                       -------------     ------------
Land                                   $     350,179     $    350,179
Buildings                                    200,442          200,442
Leasehold improvements                       749,707          760,997
Furniture and equipment                    3,096,747        2,374,248
                                       -------------     ------------
    Subtotal                               4,397,075        3,685,866
Accumulated depreciation                  (1,464,495)      (1,060,264)
                                       -------------     ------------
    PREMISES AND EQUIPMENT, NET        $   2,932,580     $  2,625,602
                                       =============     ============

         Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5 - DEPOSITS

         Deposits at December 31, 2003 and 2002 are summarized as follows:

                                         2003                   2002
                               ----------------------  -----------------------
                                  BALANCE        %        BALANCE         %
                               -------------   ------  -------------    ------
Noninterest-bearing demand     $  62,638,230    17.3%  $  42,966,347     13.8%
Interest-bearing checking         23,543,523     6.5%     21,582,021      7.0%
Money market                      98,250,351    27.1%     99,104,831     31.9%
Savings                           10,575,908     2.9%      8,342,455      2.7%
Time, under $100,000              63,028,461    17.4%     54,803,014     17.6%
Time, $100,000 and over          104,840,295    28.8%     83,785,319     27.0%
                               -------------   -----   -------------    -----
    TOTAL DEPOSITS             $ 362,876,768   100.0%  $ 310,583,987    100.0%
                               =============   =====   =============    =====

         The following table shows the maturity distribution for certificates of deposit at December 31, 2003.

                  UNDER         $100,000
                $100,000        AND OVER        TOTAL
              ------------   -------------  -------------
2004          $ 45,589,565   $  94,585,760  $ 140,175,325
2005            10,686,031       7,716,487     18,402,518
2006             1,364,930         429,987      1,794,917
2007             4,087,403       1,800,314      5,887,717
2008             1,300,532         307,747      1,608,279
              ------------   -------------  -------------
    TOTAL     $ 63,028,461   $ 104,840,295  $ 167,868,756
              ============   =============  =============

Deposits accepted from brokers totaled $25.2 million and $0 at December 31, 2003 and 2002, respectively.

Note 6 -  SHORT-TERM BORROWINGS

         Information relating to short-term borrowings, comprised of federal funds purchased at December 31, 2003 and 2002 is summarized below:

                                                  2003          2002
                                               -----------   -----------
Outstanding balance at year-end                $ 1,060,000   $ 1,060,000
Interest rate at year-end                             0.69%         0.94%
Average balance during the year                $ 1,257,260   $ 1,383,000
Average interest rate during the year                 1.03%         1.59%
Maximum month-end balance during the year      $ 1,060,000   $ 1,060,000

         At December 31, 2003 and 2002, the Bank had $27,000,000 and $21,115,000, respectively, in lines of credit available from correspondent banks to purchase federal funds.

Note 7 - FEDERAL HOME LOAN BANK ADVANCES

         At December 31, 2003 and 2002, advances from the Federal Home Loan Bank ("FHLB") were:

                                                                            2003          2002
                                                                        ------------  ------------
4.09% callable advance, quarterly call option beginning
  March 22, 2002, principal due at maturity March 22, 2011              $  2,500,000  $  2,500,000
2.99% callable advance, quarterly call option beginning
  March 12, 2002, principal due at maturity September 12, 2011             4,000,000     4,000,000
1.31% variable rate advance, principal due at maturity June 28, 2004       2,000,000
2.35% bullet advance, principal due at maturity March 17, 2003                           2,500,000
2.55% bullet advance, principal due at maturity June 18, 2003                            3,500,000
1.71% bullet advance, principal due at maturity September 12, 2003                       5,000,000
1.40% bullet advance, principal due at maturity March 10, 2004             5,000,000
1.36% bullet advance, principal due at maturity June 18, 2004              3,500,000
2.07% bullet advance, principal due at maturity June 29, 2005              3,000,000
2.37% bullet advance, principal due at maturity December 29, 2005          3,000,000
3.42% bullet advance, principal due at maturity June 18, 2004              2,500,000     2,500,000
4.03% bullet advance, principal due at maturity June 20, 2005              1,500,000     1,500,000
                                                                        ------------  ------------
    TOTAL FEDERAL HOME LOAN BANK ADVANCES                               $ 27,000,000  $ 21,500,000
                                                                        ============  ============

         Of the total FHLB borrowings at December 31, 2003 and 2002, two advances totaling $6,500,000 had callable options on a quarterly basis. The call options for each of these advances, which initiated during March of 2002, can be executed on a quarterly basis with at least four days notice. These advances have not been called to-date by the FHLB as current interest rates deem the advances more favorable to hold. It is anticipated that the FHLB will call these advances at the appropriate time if and when interest rates rise.

         At December 31, 2003 scheduled principal reductions on these FHLB advances were as follows:

   YEAR          ADVANCES
----------     ------------
2004           $ 13,000,000
2005              7,500,000
2006
2007
2008
Thereafter        6,500,000
               ------------
    TOTAL      $ 27,000,000
               ============

         At December 31, 2003, in addition to FHLB stock, the Company pledged securities with the FHLB totaling $12.7 million. In addition, as of December 31, 2003, the Company pledged loans totaling approximately $106.8 million under a blanket collateral agreement to secure advances outstanding. Also, the Company had unpledged interest-bearing deposits with the FHLB at December 31, 2003 totaling $4.0 million.

Note 8 - JUNIOR SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

         On November 16, 2001, TCT1 closed a private placement offering of 3,500 of 9.00% fixed rate Trust Preferred Securities with a par value of $1,000. The proceeds of the offering and the initial equity investment were loaned to the Company in exchange for junior subordinated debentures of $3,608,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT1 are the junior subordinated debentures of the Company and payments there under as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company. The Company has the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 40 consecutive quarterly periods.

         Prior to 2003, the trust was consolidated in the Company's financial statements, with the Trust Preferred Securities issued by the trust reported in liabilities as Trust Preferred Securities and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as Trust Preferred Securities in liabilities have been recaptioned "junior subordinated debt" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Company's assets, liabilities, equity, or interest expense.

Note 9 - INCOME TAXES

         The consolidated provision for income taxes for the following years ended December 31 are as follows:

                                        2003        2002            2001
                                    -----------   -----------   -----------
Federal   - current                 $   596,296   $ 1,270,967   $   871,666
          - deferred                    231,874      (348,598)     (269,975)
State     - current                     177,355       301,062       214,670
          - deferred                     63,525      (115,931)      (79,961)
                                    -----------   -----------   -----------
    TOTAL INCOME TAXES EXPENSE      $ 1,069,050   $ 1,107,500   $   736,400
                                    ===========   ===========   ===========

         The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

                                                2003    2002     2001
                                                ----    ----     ----
Statutory tax rate                              34.0%   34.0%    34.0%
State tax, net of federal income tax effect      5.5%    4.3%     5.6%
Tax exempt interest                             (1.4)%  (0.7)%   (0.3)%
Earnings on life insurance                      (1.5)%
Other                                            0.7%    1.6%     0.4%
                                                ----    ----     ----
    EFFECTIVE TAX RATE                          37.3%   39.2%    39.7%
                                                ====    ====     ====

         The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2003 and 2002:

                                                      2003          2002
                                                  -----------   -----------
DEFERRED TAX ASSETS:
Provision for loan losses                         $ 1,761,583   $ 1,782,976
Start-up / pre-opening expenses                         4,930        64,583
Accrued expenses
Deferred compensation                                  39,843        39,060
Net unrealized depreciation on securities
  available for sale
Other                                                  63,653        20,988
                                                  -----------   -----------
    Total deferred tax assets                       1,870,009     1,907,607
                                                  -----------   -----------
DEFERRED TAX LIABILITIES:
Depreciation                                         (263,865)     (137,581)
Prepaid expenses                                      (67,395)
Net deferred loan costs                              (108,679)      (44,557)
Net unrealized appreciation on securities
  available for sale                                  (20,666)     (148,928)
                                                  -----------   -----------
    Total deferred tax liabilities                   (460,605)     (331,066)
                                                  -----------   -----------
Net deferred tax asset before asset valuation       1,409,404     1,576,541
Valuation allowance for deferred tax assets
                                                  -----------   -----------
    NET DEFERRED TAX ASSET                        $ 1,409,404   $ 1,576,541
                                                  ===========   ===========

Note 10 - STOCK OPTION PLANS

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

                                            2003                  2002                 2001
                                    -------------------   --------------------  -------------------
                                               WEIGHTED               WEIGHTED             WEIGHTED
                                                AVERAGE                AVERAGE              AVERAGE
                                               EXERCISE               EXERCISE             EXERCISE
                                      SHARES     PRICE      SHARES      PRICE    SHARES     PRICE
                                    ---------  --------   ---------   --------  --------   --------
Beginning balance, January 1          374,438  $ 10.35      337,400   $  9.96    307,650   $  9.94
Granted                                44,250    13.37       44,000     13.32     36,780     10.06
Exercised                             (11,335)   10.27       (5,952)    10.00
Forfeited                              (7,000)   11.03       (1,010)    10.19     (7,030)     9.26
                                    ---------             ---------             --------
ENDING BALANCE, DECEMBER 31           400,353    10.68      374,438     10.35    337,400      9.96
                                    =========             =========             ========

Options exercisable at year-end       306,901    10.06      287,388      9.97    229,748      9.98

Weighted average fair value of
  options granted during year       $    4.32             $    5.73             $   4.72

         Options outstanding at December 31, 2003 were as follows:

                                OUTSTANDING                    EXERCISABLE
                    -------------------------------------   -----------------
                                               WEIGHTED
                                                AVERAGE
                                 WEIGHTED      YEARS OF              WEIGHTED
   RANGE OF                       AVERAGE      REMAINING              AVERAGE
   EXERCISE           # OF       EXERCISE     CONTRACTUAL     # OF   EXERCISE
    PRICES          OPTIONS        PRICE          LIFE      OPTIONS    PRICE
---------------     -------      --------     -----------   -------  --------
$7.00 - $7.99           500      $  7.63          6.97          375  $  7.63
$8.00 - $8.99         3,250         8.32          6.88        2,063     8.31
$9.00 - $9.99        24,880         9.09          6.18       21,440     9.07
$10.00 - $10.99     288,723        10.05          5.30      273,273    10.03
$12.00 - $12.99         750        12.14          8.74
$13.00 - $13.99      82,250        13.45          8.69        9,750    13.55
                    -------                                 -------
    TOTALS          400,353        10.68          6.07      306,901    10.06
                    =======                                 =======

Note 11 - RELATED PARTY TRANSACTIONS

         Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2003 and 2002, the Bank had $23,260,123 and $20,991,948, respectively in loan commitments to directors and executive officers, of which $17,617,429 and $16,608,693 were funded at the respective year-ends, as reflected in the following table.

         LOANS TO DIRECTORS AND EXECUTIVE OFFICERS

                                              2003             2002
                                          -------------   -------------
Beginning balance, January 1              $  16,608,693   $  12,508,112
New loans                                    10,418,320      14,596,638
Repayments                                   (8,112,787)    (10,614,197)
Other Changes                                (1,296,797)        118,140
                                          -------------   -------------
        ENDING BALANCE, DECEMBER 31       $  17,617,429   $  16,608,693
                                          =============   =============

         Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

         During 2003, 2002 and 2001, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc. agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $415,824, $348,130 and $251,866 during 2003, 2002 and 2001, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

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

         The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the face amount of these instruments. Commitments to extend credit are recorded when they are funded and stand by letters of credit are carried at fair value.

         The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

         Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2003 and 2002, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

         The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2003 and 2002 was as follows:

                                      2003            2002
                                  -------------   ------------
Commitments to extend credit       $ 82,749,343   $ 69,719,185
Standby letters of credit             2,347,361      1,959,004
                                  -------------   ------------
        TOTAL                      $ 85,096,704   $ 71,678,189
                                  =============   ============

         Management does not anticipate any significant losses as a result of these commitments.

         LEASE AND OTHER CONTRACTED COMMITMENTS: The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2003 are as follows:

   YEAR                         LEASE COMMITMENTS
----------                      -----------------
2004                              $   644,251
2005                                  590,019
2006                                  564,887
2007                                  607,455
2008                                  607,455
Thereafter                          2,895,872
                                  -----------
  TOTAL                           $ 5,909,939
                                  ===========

         The lease expense paid for operating leases for the facilities leased were $489,976, $417,316 and $306,532 for 2003, 2002 and 2001,
         respectively.

         EMPLOYMENT CONTRACTS: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain executive officers' employment with the Company, payments may be required to be made in excess of amounts that have been accrued.

         OTHER: Other expense was $1,172,067 for 2003, $1,086,490 for 2002 and
         $434,182 for 2001. Other expense for both 2003 and 2002 included losses recorded for unauthorized mortgage activity in the amount of $365,000 and $428,500, respectively.

         The Company during 2003 made a $100,000 investment in a statewide economic development venture capital limited partnership, which was recorded in other assets, $50,000 of this has been committed but not yet funded.

Note 13 - BENEFIT PLANS

         BONUS PLAN: The Company maintains a bonus plan covering substantially all officers. Payments to be made under the bonus plan are determined by a formula approved by the Board of Directors and are based on the results of the operations of the Company and on individual performance. As of December 31, 2003 and 2002, management had accrued a liability for this plan of approximately $180,000 and $406,000, respectively, which is included in other liabilities in the consolidated balance sheets.

         401(k) PLAN: The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. The plan allows employees to contribute up to 15% of their compensation. The Company may match a portion of the employees' contributions and provides investment choices for the employees, including investment in common stock of the Company. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan are determined annually by management and approved by the Board of Directors. The Board of Directors approved annually an employer contribution for the 2003, 2002 and 2001 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2004. The total contribution made by the Company during 2003, 2002 and 2001 was approximately $102,000, $83,000 and $58,000, respectively.

         DEFERRED COMPENSATION PLAN: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual's termination of service. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2003, 2002 and 2001 was approximately $(1,000), $22,000 and $10,000 respectively, resulting in a deferred compensation liability of approximately $31,000 and $32,000 as of December 31, 2003 and 2002.

         DEFERRED DIRECTORS' FEES PLAN: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors of the Company for a period of 10 years. Under the plan, the Company pays each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director's termination of service. Payments are to be made either immediately or over a five-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2003 and 2002 was approximately $66,000 and $45,000 resulting in a deferred compensation liability of approximately $103,000 and $45,000 as of December 31, 2003 and 2002 respectively.

         SUPPLEMENTAL EMPLOYMENT RETIREMENT PLAN: Effective January 1, 2002, a supplemental employee retirement plan covers one officer. The Company is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plans was approximately $139,000 and $67,000 at December 31, 2003 and 2002 respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits, was approximately $72,000 in 2003 and $67,000 in 2002.

Note 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002. Items which are not financial instruments are not shown.

                                                   2003                            2002
                                        ---------------------------     ----------------------------
                                          CARRYING        FAIR            CARRYING         FAIR
                                            VALUE         VALUE            VALUE           VALUE
                                        ------------  -------------     ------------  --------------
FINANCIAL ASSETS:
    Cash and cash equivalents           $ 27,842,215  $  27,842,215     $ 36,168,679  $   36,168,679
    Securities available for sale         24,324,935     24,324,935       11,170,570      11,170,570
    FHLBI and FRB stock                    2,332,500      2,332,500        2,057,500       2,057,500
    Loans held for sale                                                    5,769,700       5,769,700
    Loans, net                           371,579,305    371,671,000      316,594,274     317,387,388
    Accrued interest receivable            1,289,370      1,289,370        1,092,806       1,092,806
FINANCIAL LIABILITIES:
    Deposits                            (362,876,768)  (363,387,000)    (310,583,987)   (311,856,599)
    Short-term borrowings                 (1,060,000)    (1,060,000)      (1,060,000)     (1,060,000)
    FHLB advances                        (27,000,000)   (27,333,000)     (21,500,000)    (21,598,574)
    Junior subordinated debt              (3,608,000)    (4,030,000)      (3,608,000)     (3,851,639)
    Accrued interest payable                (278,964)      (278,964)        (272,303)       (272,303)

         Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

         Management believes, as of December 31, 2003 and 2002, that the Company and the Bank had met all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

         Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2003 and 2002:

                                                       TOTAL         TIER 1          TIER 1
                                                    RISK-BASED     RISK-BASED       LEVERAGE
                   2003                              CAPITAL         CAPITAL         CAPITAL
---------------------------------------------      ------------   ------------    ------------
Minimum capital adequacy ratio                             8.00%          4.00%           4.00%
Percent to be well capitalized                            10.00%          6.00%           5.00%
Actual % - December 31, 2003
    Company                                               12.66%         11.44%          10.26%
    Bank                                                  10.93%          9.68%           8.68%
AT DECEMBER 31, 2003:
Required capital for minimum capital adequacy
    Company                                        $ 31,050,002   $ 15,525,001    $ 17,307,508
    Bank                                             31,076,093     15,538,046      17,324,490
Required capital to be well capitalized
    Company                                          38,812,502     23,287,501      21,634,385
    Bank                                             38,845,116     23,307,069      21,655,613
Actual capital
    Company                                          49,132,134     44,383,538      44,383,538
    Bank                                             42,466,652     37,606,029      37,606,029

                                                       TOTAL         TIER 1          TIER 1
                                                    RISK-BASED     RISK-BASED      LEVERAGE
                   2002                               CAPITAL       CAPITAL         CAPITAL
---------------------------------------------      ------------   ------------    -----------
Minimum capital adequacy ratio                             8.00%         4.00%           4.00%
Percent to be well capitalized                            10.00%         6.00%           5.00%
Actual % - December 31, 2002
    Company                                               13.86%        12.61%          11.75%
    Bank                                                  11.77%        10.52%           9.80%
AT DECEMBER 31, 2002:

Required capital for minimum capital adequacy
    Company                                         $27,021,401   $13,510,700     $14,455,435
    Bank                                             27,046,139    13,523,070      14,468,766
Required capital to be well capitalized
    Company                                          33,776,751    20,266,051      18,069,293
    Bank                                             33,807,674    20,284,604      18,085,958
Actual capital
    Company                                          46,680,028    42,451,470      42,451,470
    Bank                                             39,687,168    35,454,793      35,454,793

Note 16 - EARNINGS PER SHARE

          The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001. Options for 0 and 40,000 shares of common stock were not included in the computation of diluted earnings per share for the years 2003 and 2002, respectively, because they were not dilutive.

                                                                2003         2002         2001
                                                             ----------   ----------   ----------
BASIC
Net income                                                   $1,800,066   $1,715,629   $1,119,955
                                                             ----------   ----------   ----------
Weighted average common shares outstanding                    3,933,339    3,008,145    2,530,000
                                                             ----------   ----------   ----------
Basic earnings per common share                              $     0.46   $     0.57   $     0.44

DILUTED
Net income                                                   $1,800,066   $1,715,629   $1,119,955
                                                             ----------   ----------   ----------
Weighted average common shares outstanding                    3,933,339    3,008,145    2,530,000
Add: dilutive effect of assumed stock option exercises           73,697       61,503        1,818
                                                             ----------   ----------   ----------
Weighted average common shares and dilutive
  potential common shares outstanding                         4,007,036    3,069,648    2,531,818
                                                             ----------   ----------   ----------
Diluted earnings per common share                            $     0.45   $     0.56   $     0.44

Note 17 - PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

         Following are condensed parent company (the Company's) financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, 2001:

                            CONDENSED BALANCE SHEETS

                                                               2003          2002
                                                           -----------   -----------
ASSETS
Cash and cash equivalents                                  $ 7,212,620   $ 7,307,089
Investment in Tower Bank & Trust
Company                                                     37,631,140    35,678,186
Investment in the Tower Capital Trust 1                        173,397       108,000
Other assets                                                     6,772        67,782
                                                           -----------   -----------
  Total assets                                             $45,023,929   $43,161,057
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                          $   507,280   $   378,194
Junior subordinated debt                                     3,608,000     3,608,000
Stockholders' equity                                        40,908,649    39,174,863
                                                           -----------   -----------
  Total liabilities and stockholders' equity               $45,023,929   $43,161,057
                                                           ===========   ===========

                       CONDENSED STATEMENTS OF OPERATIONS

                                      2003           2002          2001
                                  -----------    -----------   ------------
INCOME
  Interest income                 $              $             $     58,689
  Dividend income from Tower
    Capital Trust I                     9,720          9,720
                                  -----------    -----------    -----------
       Total income                     9,720          9,720         58,689
EXPENSE
  Interest expense                    327,060        327,353         40,590
  Professional fees                   154,974         97,531        169,657
  Other expense                       108,776         32,659          7,985
                                  -----------    -----------    -----------
      Total expense                   590,810        457,543        218,232
LOSS BEFORE INCOME TAXES
 BENEFIT AND EQUITY IN UNDISTRIBUTED
 NET INCOME OF SUBSIDIARIES          (581,090)      (447,823)      (159,543)
Income taxes benefit                 (229,920)      (179,100)       (63,600)
Equity in undistributed net
  income of Tower Bank
  & Trust Company                   2,151,236      1,984,352      1,215,898
                                  -----------    -----------    -----------
NET INCOME                        $ 1,800,066    $ 1,715,629    $ 1,119,955
                                  ===========    ===========    ===========
COMPREHENSIVE INCOME              $ 1,601,784    $ 1,948,602    $ 1,109,846
                                  ===========    ===========    ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            2003           2002            2001
                                                       ------------    ------------    ------------
Cash flows from operating activities
  Net income                                           $  1,800,066    $  1,715,629    $  1,119,955
  Adjustments to reconcile net income to net cash
   from operating activities:
    Equity in undistributed income of subsidiary         (2,151,236)     (1,984,352)     (1,215,898)
    Change in other assets                                   (4,387)          1,993         (69,775)
    Change in other liabilities                             129,086         205,234         106,427
                                                       ------------    ------------    ------------
     Net cash from operating activities                    (226,471)        (61,496)        (59,291)

Cash flows from investing activities
  Capital investment into Tower Bank & Trust Company                     (7,000,000)     (6,750,000)
  Capital investment into Tower Capital Trust 1                                            (108,000)
                                                       ------------    ------------    ------------
     Net cash from investing activities                                  (7,000,000)     (6,858,000)

Cash flows from financing activities
  Gross proceeds from issuance of common stock
   from exercise of stock options and tax benefit           132,002          64,360
  Gross proceeds from issuance of common stock
   from stock offering                                                   14,998,744
  Payment of underwriters' fee and offering costs                        (1,342,182)
  Net proceeds from junior subordinated debt                                              3,608,000
                                                       ------------    ------------    ------------
  Net cash from financing activities                        132,002      13,720,922       3,608,000
                                                       ------------    ------------    ------------
     Net change in cash and cash equivalents                (94,469)      6,659,426      (3,309,291)
Cash and cash equivalents, beginning of period            7,307,089         647,663       3,956,954
                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  7,212,620    $  7,307,089    $    647,663
                                                       ============    ============    ============

Note 18 - OTHER COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) components and related taxes were as follows.

                                                      2003                2002               2001
                                                   -------------------------------------------------
Unrealized holding gains and losses on
  available-for-sales securities                   $ (139,703)         $ 568,652           $ (16,856)
Less reclassification adjustments for gains
  and losses later recognized in income              (190,776)          (180,351)
                                                   -------------------------------------------------
Net unrealized gains and losses                      (330,479)           388,301             (16,856)
Tax expense  (benefit)                               (132,187)           155,328              (6,747)
                                                   -------------------------------------------------
Other comprehensive income (loss)                  $ (198,292)         $ 232,973           $ (10,109)
                                                   =================================================

Note 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                          INTEREST          NET INTEREST           NET                 EARNINGS PER SHARE
                           INCOME              INCOME             INCOME             BASIC          DILUTED
                        -----------------------------------------------------------------------------------
2003

First quarter           $  4,276,942       $  2,717,402         $   185,471          $ 0.05         $ 0.05
Second quarter             4,437,560          2,857,740             429,721            0.11           0.11
Third quarter              4,493,529          3,039,210             614,978            0.16           0.15
Fourth quarter             4,617,657          3,150,800             569,896            0.14           0.14
                        ----------------------------------------------------------------------------------
   Total                $ 17,825,688       $ 11,765,152         $ 1,800,066          $ 0.46         $ 0.45
                        ==================================================================================

2002
First quarter           $  3,738,560       $  2,164,920         $   320,793          $ 0.13         $ 0.12
Second quarter             4,046,883          2,490,740             354,640            0.14           0.14
Third quarter              4,320,491          2,627,554             428,259            0.14           0.14
Fourth quarter             4,388,464          2,766,752             611,937            0.16           0.16
                        ----------------------------------------------------------------------------------
   Total                $ 16,494,398       $ 10,049,966         $ 1,715,629          $ 0.57         $ 0.56
                        ==================================================================================

         Net income and diluted earnings per share results for the first quarter of 2003 were significantly lower than the same quarterly period in 2002 mainly as a result of pretax expenses of $720,000 recorded in the 2003 period for losses associated with discovery of unauthorized mortgage activity. Additionally, earnings per share results during the first and second quarters of 2003 were impacted by a 53% and 52% increase, respectively, in the number of average diluted shares outstanding as a result of the rights offering and limited public offering completed in August of 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Fort Wayne, Indiana                        /s/ Crowe Chizek and Company LLC
January 16, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures, which are designed to ensure that information require to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the fourth quarter of our 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors, and nominees for director and executive officers of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on the Company's website at www.towerbank.net. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and the Company's common stock that may be issued under existing equity compensation plans is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) On October 31, 2003, we furnished a current report on Form 8-K dated October 31, 2003 to report under Item 12 of the 8-K our results of operations for the quarter ended September 30, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TOWER FINANCIAL CORPORATION

                                           By: /s/ Donald F. Schenkel
                                               ---------------------------------
Date: March 5, 2004                            Donald F. Schenkel
                                               Chairman of the Board, President
                                               and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                             DATE
                ---------                                    -----                             ----
/s/ Donald F. Schenkel                        Chairman of the Board, President,           March 5, 2004
-----------------------------------------     Chief Executive Officer and
Donald F. Schenkel                            Director (Principal Executive Officer)

/s/ Kevin J. Himmelhaver                      Executive Vice President, Chief             March 5, 2004
-----------------------------------------     Financial Officer and Secretary
Kevin J. Himmelhaver                          (Principal Financial Officer
                                              and Principal Accounting Officer)

/s/ Keith E. Busse                            Director                                    March 5, 2004
-----------------------------------------
Keith E. Busse

/s/ Kathryn D. Callen                         Director                                    March 5, 2004
-----------------------------------------
Kathryn D. Callen

/s/ Peter T. Eshelman                         Director                                    March 5, 2004
-----------------------------------------
Peter T. Eshelman

/s/ Michael S. Gouloff                        Director                                    March 5, 2004
-----------------------------------------
Michael S. Gouloff

/s/ Jerome F. Henry, Jr.                      Director                                    March 5, 2004
-----------------------------------------
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mantravadi, M.D.              Director                                    March 5, 2004
-----------------------------------------
R.V. Prasad Mantravadi, M.D.

/s/ Michael J. Mirro, M.D.                    Director                                    March 5, 2004
-----------------------------------------
Michael J. Mirro, M.D.

/s/ Debra A. Niezer                           Director                                    March 5, 2004
-----------------------------------------
Debra A. Niezer

/s/ William G. Niezer                         Director                                    March 5, 2004
-----------------------------------------
William G. Niezer

                SIGNATURE                       TITLE                                          DATE
                ---------                       -----                                          ----
/s/ Joseph D. Ruffolo                         Director                                    March 5, 2004
-----------------------------------------
Joseph D. Ruffolo

/s/ Larry L. Smith                            Director                                    March 5, 2004
-----------------------------------------
Larry L. Smith

/s/ John V. Tippmann, Sr.                     Director                                    March 5, 2004
-----------------------------------------
John V. Tippmann, Sr.

/s/ Irene A. Walters                          Director                                    March 5, 2004
-----------------------------------------
Irene A. Walters

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                             DESCRIPTION
-------                                           -----------
3.1                   (1)     Restated Articles of Incorporation of the Registrant

3.2                  (10)     Amended By-Laws of the Registrant

10.1                  (1)     Lease Agreement dated October 6, 1998 between the
                              Registrant and Tippmann Properties, Inc.

10.3*                 (1)     1998 Stock Option and Incentive Plan

10.4*                 (2)     Employment Agreement dated April 25, 2002 between the
                              Registrant and Gary D. Shearer

10.5*                 (2)     Employment Agreement dated April 25, 2002 between the
                              Registrant and Kevin J. Himmelhaver

10.6*                 (2)     Employment Agreement dated April 25, 2002 between the
                              Registrant and Curtis A. Brown

10.9                  (3)     Lease Agreement dated December 6, 1999 between
                              the Registrant and Chestnut Development

10.10                 (4)     Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11                 (5)     Amendment to the Lease Agreement dated October 6, 1998
                              between the Registrant and Tippmann Properties, Inc.

10.12                 (6)     Agreement to purchase unimproved real estate dated August 14,
                              2001 between the Registrant and J - J Parent Corporation

10.13*                (7)     2001 Stock Option and Incentive Plan

10.14*                (8)     Employment Agreement dated January 1, 2002 between the
                              Registrant and Donald F. Schenkel

10.18*                (8)     Supplemental Executive Retirement Plan dated January 1, 2002

10.19*                (8)     Deferred Compensation Plan dated January 1, 2002

10.20*                (8)     Deferred Compensation Plan for Non-Employee Directors dated
                              January 1, 2002

10.21*                (9)     401(k) Plan of the Registrant
                                      .
10.22                         Lease Agreement dated April 7,2003 between Registrant and MER Group.

21                            Subsidiaries of the Registrant

23                            Consent of Independent Accountants

31.1                          Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2                          Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1                          Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2                          Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

* The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

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

(10) The copy of this exhibit filed as the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference.