Form 10-Q
period 2004-03-31
TOWER FINANCIAL CORP
filed 2004-05-12
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    ------------

                        Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     INDIANA                                35-2051170
                     -------                                ----------
  (State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                        Identification No.)

                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)

                                 (260) 427-7000
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

         Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

      Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

           Number of shares of the issuer's common stock, without par value, outstanding as of April 30, 2004: 3,944,394.

                                      INDEX

                                                                                                                            page no.
PART I.   FINANCIAL STATEMENTS

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003.........         3

                   Consolidated Condensed Statements of Operations for the three months ended March 31, 2004 and
                    March 31, 2003 (unaudited) ......................................................................         4

                   Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31,
                    2004 and March 31, 2003 (unaudited) .............................................................         5

                   Consolidated Condensed Statements of Changes in Stockholders' Equity for the three months ended
                    March 31, 2004 and March 31, 2003 (unaudited) ...................................................         6

                   Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and
                    March 31, 2003 (unaudited) ......................................................................         7

                   Notes to Consolidated Condensed Financial Statements..............................................         8

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............        10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................        17

          Item 4.  Controls and Procedures...........................................................................        20

PART II.   OTHER INFORMATION

          Item 1.  Legal Proceedings.................................................................................        21

          Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..................        21

          Item 6.  Exhibits and Reports on Form 8-K..................................................................        21

SIGNATURES ..........................................................................................................        21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At March 31, 2004 and December 31, 2003

                                                                                  (unaudited)
                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2004                 2003
                                                                                 ---------------      ---------------
ASSETS
Cash and due from banks                                                          $    10,651,335      $    12,708,817
Short-term investments and interest-earning deposits                                   6,831,961            4,017,755
Federal funds sold                                                                    10,059,037           11,115,643
                                                                                 ---------------      ---------------
     Total cash and cash equivalents                                                  27,542,333           27,842,215
Securities available for sale, at fair value                                          28,287,342           24,324,935
FHLB and FRB stock                                                                     2,346,500            2,332,500
Loans                                                                                382,941,007          376,838,578
Allowance for loan losses                                                             (5,367,914)          (5,259,273)
                                                                                 ---------------      ---------------
     Net loans                                                                       377,573,093          371,579,305
Premises and equipment, net                                                            2,926,534            2,932,580
Accrued interest receivable                                                            1,437,950            1,289,370
Other assets                                                                           5,940,069            6,168,085
                                                                                 ---------------      ---------------
     Total assets                                                                $   446,053,821      $   436,468,990
                                                                                 ===============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                           $    48,269,308      $    62,638,230
   Interest-bearing                                                                  322,683,540          300,238,538
                                                                                 ---------------      ---------------
     Total deposits                                                                  370,952,848          362,876,768
Short-term borrowings                                                                    500,000            1,060,000
Federal Home Loan Bank (FHLB) advances                                                27,000,000           27,000,000
Junior subordinated debt                                                               3,608,000            3,608,000
Accrued interest payable                                                                 332,994              278,964
Other liabilities                                                                      2,036,585              736,609
                                                                                 ---------------      ---------------
     Total liabilities                                                               404,430,427          395,560,341
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized;
   3,944,394 shares issued and outstanding at March 31, 2004 and 3,942,519
   shares issued and outstanding at December 31, 2003                                 37,347,861           37,322,694

Retained earnings                                                                      4,041,282            3,560,844
Accumulated other comprehensive income, net of tax of
   $156,167 at March 31, 2004 and $16,741 at December 31, 2003                           234,251               25,111
                                                                                 ---------------      ---------------
     Total stockholders' equity                                                       41,623,394           40,908,649
                                                                                 ---------------      ---------------
     Total liabilities and stockholders' equity                                  $   446,053,821      $   436,468,990
                                                                                 ===============      ===============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003

                                                      (unaudited)          (unaudited)
                                                     THREE MONTHS         THREE MONTHS
                                                        ENDED                 ENDED
                                                    MARCH 31, 2004        MARCH 31, 2003
                                                    ---------------      ---------------
INTEREST INCOME:
            Loans, including fees                   $     4,443,650      $     4,132,426
            Securities - taxable                            186,362               85,831
            Securities - tax exempt                          89,282               16,710
            Other interest income                            29,928               41,975
                                                    ---------------      ---------------
                      Total interest income               4,749,222            4,276,942
INTEREST EXPENSE:
            Deposits                                      1,231,220            1,330,746
            Short-term borrowings                             3,646                2,969
            FHLB advances                                   163,731              144,060
            Junior subordinated debt                         81,180               81,765
                                                    ---------------      ---------------
                      Total interest expense              1,479,777            1,559,540
                                                    ---------------      ---------------
Net interest income                                       3,269,445            2,717,402
PROVISION FOR LOAN LOSSES                                   500,000              845,000
                                                    ---------------      ---------------
Net interest income after provision
   for loan losses                                        2,769,445            1,872,402
NONINTEREST INCOME:
            Trust fees                                      406,832              355,960
            Service charges                                 158,359              149,287
            Loan broker fees                                 87,764              200,645
            Net gain on sale of securities                    2,910              190,766
            Other fees                                      132,569              141,209
                                                    ---------------      ---------------
                      Total noninterest income              788,434            1,037,867
NONINTEREST EXPENSE:
            Salaries and benefits                         1,531,697            1,271,715
            Occupancy and equipment                         336,664              303,778
            Marketing                                       188,650               52,930
            Data processing                                  88,519               88,879
            Loan and professional costs                     240,747              169,656
            Office supplies and postage                      92,250               70,827
            Courier services                                 71,177               67,834
            Business development                             75,130               81,434
            Other expense                                   181,957              518,545
                                                    ---------------      ---------------
                      Total noninterest expense           2,806,791            2,625,598
                                                    ---------------      ---------------
INCOME BEFORE INCOME TAXES                                  751,088              284,671
Income taxes expense                                        270,650               99,200
                                                    ---------------      ---------------
NET INCOME                                          $       480,438      $       185,471
                                                    ===============      ===============
BASIC EARNINGS PER COMMON SHARE                     $          0.12      $          0.05
DILUTED EARNINGS PER COMMON SHARE                   $          0.12      $          0.05
Average common shares outstanding                         3,943,512            3,931,319
Average common shares and dilutive
   potential common shares outstanding                    4,044,039            4,002,326

      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2004 and 2003

                                                                                    (unaudited)         (unaudited)
                                                                                    THREE MONTHS       THREE MONTHS
                                                                                       ENDED               ENDED
                                                                                   MARCH 31, 2004      MARCH 31, 2003
                                                                                  ---------------     ---------------
Net income                                                                        $       480,438     $       185,471

Other comprehensive income (loss):
Change in net unrealized appreciation (depreciation) on securities available
   for sale, net of tax of $139,426 in 2004, and $(99,517) in 2003                        209,140            (149,276)
                                                                                  ---------------     ---------------

COMPREHENSIVE INCOME                                                              $       689,578     $        36,195
                                                                                  ===============     ===============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2004 and 2003 (unaudited)

                                                COMMON                                  ACCUMULATED
                                               STOCK AND                                   OTHER
                                                PAID-IN              RETAINED          COMPREHENSIVE
                                                CAPITAL              EARNINGS          INCOME (LOSS)           TOTAL
                                            ---------------      ---------------      ---------------     ---------------
BALANCE, JANUARY 1, 2003                    $    37,190,692      $     1,760,778      $       223,393     $    39,174,863
Net income for 2003                                                      185,471                                  185,471
Issuance of 1,010 shares of common
   stock for stock options exercised                 10,289                                                        10,289
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(99,517)                                                         (149,276)           (149,276)
                                            ---------------      ---------------      ---------------     ---------------
BALANCE, MARCH 31, 2003                     $    37,200,981      $     1,946,249      $        74,117     $    39,221,347
                                            ===============      ===============      ===============     ===============

BALANCE, JANUARY 1, 2004                    $    37,322,694      $     3,560,844      $        25,111     $    40,908,649
Net income for 2004                                                      480,438                                  480,438
Issuance of 1,875 shares of common
   stock for stock options exercised                 22,932                                                        22,932
Tax benefit on non-qualified
   stock options                                      2,235                                                         2,235
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $139,426                                                           209,140             209,140
                                            ---------------      ---------------      ---------------     ---------------
BALANCE, MARCH 31, 2004                     $    37,347,861      $     4,041,282      $       234,251     $    41,623,394
                                            ===============      ===============      ===============     ===============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003

                                                                                       (unaudited)          (unaudited)
                                                                                      THREE MONTHS         THREE MONTHS
                                                                                          ENDED                ENDED
                                                                                     MARCH 31, 2004        MARCH 31, 2003
                                                                                     ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                  $       480,438      $       185,471
         Adjustments to reconcile net income
            to net cash from operating activities:
                Depreciation and amortization                                                161,343              138,570
                Provision for loan losses                                                    500,000              845,000
                Earnings on life insurance                                                    (8,818)             (27,437)
                Net gain on sale of securities                                                (2,910)            (190,766)
                FHLB stock dividend                                                          (14,000)
                Change in accrued interest receivable                                       (148,580)             (49,540)
                Change in other assets                                                        97,409               86,004
                Change in accrued interest payable                                            54,030               (1,663)
                Change in other liabilities                                                1,299,976             (945,693)
                Origination of loans held for sale                                                             (8,690,900)
                Proceeds from sales of loans held for sale                                                     13,200,809
                                                                                     ---------------      ---------------
                   Net cash from operating activities                                      2,418,888            4,549,855
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net change in loans                                                             (10,154,147)         (19,724,718)
         Purchase of securities available for sale                                        (6,727,049)          (3,341,816)
         Proceeds from maturities of securities
            available for sale                                                             2,593,835            1,204,093
         Proceeds from sale of securities
            available for sale                                                               501,769            3,174,780
         Purchase of life insurance                                                                            (3,000,000)
         Proceeds from sale of participation loans                                         3,660,359
         Purchase of equipment and leasehold
            expenditures                                                                    (134,784)            (100,214)
                                                                                     ---------------      ---------------
                Net cash from investing activities                                       (10,260,017)         (21,787,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in deposits                                                            8,076,080           23,470,681
         Net change in short-term borrowings                                                (560,000)
         Gross proceeds from issuance of common stock
            from exercise of stock options and tax benefits                                   25,167               10,289
         Proceeds from FHLB advances                                                       5,000,000
         Repayment of FHLB advances                                                       (5,000,000)          (2,500,000)
                                                                                     ---------------      ---------------
                Net cash from financing activities                                         7,541,247           20,980,970
                                                                                     ---------------      ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (299,882)           3,742,950
Cash and cash equivalents, beginning of period                                            27,842,215           36,168,679
                                                                                     ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    27,542,333      $    39,911,629
                                                                                     ===============      ===============

Supplemental disclosures of cash flow information Cash paid during the year for:

         Interest                                                                    $     1,425,747      $     1,561,203
         Income taxes                                                                                              32,000

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

     b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2004 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003. The results for the period ended March 31, 2004 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003, 2002, and 2001 and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     c. PRINCIPLES OF CONSOLIDATION: The accompanying consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. As was discussed in Note 8 of the 2003 annual report, a trust (TCT1) that had previously been consolidated with the Company prior to December 31, 2003 is now reported separately, under the caption junior subordinated debt. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Company's assets, liabilities, equity or interest expense.

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

                                                                 MARCH 31,
                                                      ---------------------------------
                                                          2004                  2003
                                                      -----------           -----------
Net income as reported                                $   480,438           $   185,471
Deduct: Stock-based compensation expense
    determined under fair value-based method              (28,782)              (32,730)
                                                      -----------           -----------
Pro forma net income                                  $   451,656           $   152,741
                                                      ===========           ===========

Basic earnings per share as reported                  $      0.12           $      0.05
Pro forma basic earnings per share                           0.11                  0.04
Diluted earnings per share as reported                       0.12                  0.05
Pro forma diluted earnings per share                         0.11                  0.04

                  The pro forma effects are computed using option pricing models, with the following weighted average assumptions as the date of grant: (No grants were made during the first quarter
                  2004).

                                                   MARCH 31,
                                              ------------------
                                              2004         2003
                                              ----         ----
Risk-free interest rate                       None          3.15%
Expected option life                          None      5.5 years
Expected stock price volatility               None         25.86%
Dividend yield                                None           None

     e.     EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:
            THERE ARE NO NEWLY ISSUED BUT NOT YET effective accounting standards issued by the Financial Accounting Standard Board that would materially affect the Company's financial position or results of operations.

     f. RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2004 and 2003.

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------
                                                                    2004                2003
                                                                 ----------          ----------
BASIC
Net income                                                       $  480,438          $  185,471
                                                                 ----------          ----------
Weighted average common shares outstanding                        3,943,512           3,931,319
                                                                 ----------          ----------
Basic earnings per common share                                  $     0.12          $     0.05

DILUTED
Net income                                                       $  480,438          $  185,471
                                                                 ----------          ----------
Weighted average common shares outstanding                        3,943,512           3,931,319
Add:  dilutive effect of assumed stock option exercises             100,527              71,007
                                                                 ----------          ----------
Weighted average common shares and dilutive
   potential common shares outstanding                            4,044,039           4,002,326
                                                                 ----------          ----------
Diluted earnings per common share                                $     0.12          $     0.05

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

     At March 31, 2004, options for 389,603 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $13.55 per share. Of the total options outstanding, options for 321,338 shares were vested and exercisable at March 31, 2004. During the first quarter of 2004, no options were granted, 1,875 options were exercised and 8,875 non-vested options were forfeited. During the first quarter of 2003, there were 33,250 options granted at a price of $13.35 per share and 1,010 options were exercised.

NOTE 4 - CONTINGENCY LOSS

     During 2003 the Company discovered losses in its mortgage operations as a result of unauthorized mortgage loans and improper mortgage transactions and other unreconciled activity in a mortgage operating account. During 2003, the Company recorded total pretax charges of $965,000 of which $600,000 was recorded through the provision for loan losses and $365,000 was recorded as additions to other expense. The Company had previously recorded a $428,000 addition to other expense during the fourth quarter of 2002 as audit results showed stale-dated receivables existed in the mortgage operating account. Further investigation by the Company in 2003 uncovered unauthorized loans and improper mortgage activity in the operating account.

     An employee of the Company was terminated as a result this investigation, and management made appropriate changes to internal controls during 2003. During 2002 and 2003, a total of $1,393,000 was recorded to address these identified issues excluding any professional expenses needed to investigate, document and support our insurance claim. While the investigation into this matter is concluding, the Company believes it has identified the majority of the losses and it is attempting to recover such losses through collection efforts and fidelity bond insurance.

     The majority of the losses detailed above were recorded in the first quarter of 2003 totaling pretax charges of $720,000. The first quarter 2003 charges were recorded as a $445,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2004 and December 31, 2003 and results of operations for the three-month periods ended March 31, 2004 and March 31, 2003. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

A comprehensive discussion of the Company's critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the information regarding our critical accounting policies since December 31, 2003.

FINANCIAL CONDITION

The Company continued to experience growth in the first quarter of 2004. Total assets of the Company were $446.1 million at March 31, 2004 compared to total assets at December 31, 2003 of $436.5 million. The 2.2% increase in assets was mainly due to an increase in loans and was supported in part by an $8.1 million inflow of funds from deposit growth at the Bank during the first quarter of 2004. While assets increased during the first quarter of 2004, the rate of growth was less in the first quarter of 2004 than the substantial growth experienced during most of the quarters since the Bank began operations. The growth during previous quarters was also a result of deposit growth at the Bank. Management believes that the smaller growth levels reflected during the last few quarters have been a result of a lagging local economy. As the Bank enters its sixth year of operation, the Company anticipates that, in the near-term, assets will increase at a volume similar to our more recent historical trends as the economy improves and as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $27.5 million at March 31, 2004, a $0.3 million, or 1.1%, decrease from $27.8 million at December 31, 2003. Securities available for sale were $28.3 million at the end of the first quarter of 2004, an increase of $4.0 million from December 31, 2003. The net decrease in cash and cash equivalents during the first quarter of 2004 was reflective of the cash needs of the Bank relative to loan growth, the purchase of investments and normal daily liquidity activity. The increase in securities available for sale was a result of planned purchases of investments to continue to diversify the earning assets, net of a sale of an investment and normal payment, maturity and call activity for the Bank's investment portfolio during the first quarter of 2004.

Loans. Total loans were $382.9 million at March 31, 2004 reflecting a 1.6% increase from total loans of $376.8 million at December 31, 2003. Loan growth in the first quarter of 2004 occurred in the mortgage and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans remained approximately 79.2% of the portfolio at March 31, 2004 and at December 31, 2003. Management believes that the aggregate loan growth during the first quarter of 2004 was the result of the Bank's lending experience and client demand in our local markets.

The following table summarizes the composition of the loan portfolio at the dates indicated:

                                                 MARCH 31, 2004              DECEMBER 31, 2003
                                             ---------------------         --------------------
                                                BALANCE         %             BALANCE        %
                                             -------------   -----         -------------  -----
Commercial                                   $ 194,316,745    50.8%        $ 198,063,494   52.6%
Commercial real estate                         108,698,574    28.4%          100,309,154   26.6%
Residential real estate                         42,199,844    11.0%           40,648,402   10.8%
Home equity                                     26,264,960     6.9%           25,943,402    6.9%
Consumer                                        11,135,137     2.9%           11,593,808    3.1%
                                             -------------   -----         -------------  -----
     Total loans                               382,615,260   100.0%          376,558,260  100.0%
Net deferred loan costs                            325,747                       280,318
Allowance for loan losses                       (5,367,914)                   (5,259,273)
                                             -------------                 -------------
     Net loans                               $ 377,573,093                 $ 371,579,305
                                             =============                 =============

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing and all nonaccrual loans. Nonperforming assets have increased from $2.0 million, or 0.45% of total assets, at December 31, 2003 to $2.1 million, or 0.47% of total assets, at March 31, 2004. The increase in nonperforming assets was mainly attributable to the carrying value of several loans, totaling $676,546, which were recorded as nonaccrual loans during the first three months of 2004 that were offset by $564,738 of nonperforming assets, that were restructured, worked out or charged off. Total impaired loans at March 31, 2004 were $6,933,101 and included all nonaccrual loans in addition to one commercial credit of $537,519 recorded as a troubled debt restructuring and one commercial real estate credit of $4,381,526 where the borrower of which has sought bankruptcy protection. At this time, management believes it has allocated adequate specific allowances for these risks of $1.6 million. Impaired loans at December 31, 2003 were $2,155,504 with specific allowances for these risks of $807,000. The commercial OREO property of $80,000 held at December 31, 2003 was sold during the first quarter of 2004.

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                         MARCH 31,          DECEMBER 31,
                                                           2004                 2003
                                                           ----                 ----
Loans past due over 90 days and still accruing          $  102,598          $  290,375
Nonaccrual loans                                         2,014,057           1,614,447
                                                        ----------          ----------
     Total nonperforming loans                          $2,116,655          $1,904,822
Other real estate owned                                                         80,000
                                                        ----------          ----------
     Total nonperforming assets                         $2,116,655          $1,984,822
                                                        ==========          ==========

Nonperforming assets to total assets                          0.47%               0.45%

Nonperforming loans to total loans                            0.55%               0.51%
Nonperforming assets to total assets                          0.47%               0.45%

Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. The allowance consists of three allocations: identified specific allocation, a percentage allocation based on loss history for different loan groups, and unallocated. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan. Management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent some of those factors, based upon peer industry data of comparable banks. The unallocated allowance is maintained to recognize the imprecision of estimation and measuring loss when evaluating loss allocations for individual loans or pools of loans.

The allowance for loan losses at March 31, 2004 was $5.4 million or 1.40% of total loans outstanding, a slight increase over $5.3 million, or 1.40%, at December 31, 2003. The provision for loan losses during the first quarter of 2003 was $500,000 compared to $845,000 in the first quarter of 2003.

The table below summarizes the allowance allocations by type as of the indicated dates:

                                          March 31, 2004     December 31, 2003
                                          --------------     -----------------
Specific allocations                        $3,331,000          $3,287,000
Loan pool percentage allocations             1,857,000           1,862,000
Unallocated                                    179,914             110,273
                                            ----------          ----------
   Total allowance for loan losses          $5,367,914          $5,259,273
                                            ==========          ==========

In general, the addition to the allowance during the first quarter of 2004 was directly attributable to the amount of loan growth and net charge-off activity during the period and also attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first quarter of 2004 were $391,359 compared to $512,139 for the first quarter of 2003. These charge-offs were attributable to several commercial loans for the period ended March 31, 2004. Nonperforming loans increased during the first quarter of 2004 by $211,833 and were $2.1 million at March 31, 2004. The first quarter 2003 charge-offs included $445,000 for the unauthorized mortgage loans problem. As a result of the increased level of nonperforming loans at March 31, 2004, and some deterioration of credit due to the current weakened economy, specific allocations of the loss allowance increased $44,000 from December 31, 2003. The amount of the allowance allocated for loan pools declined during the first quarter as a net result of increased loans outstanding, which was more than offset by a decrease in loss experience percentages mainly for commercial loans.

Management considers the allowance for loan losses at March 31, 2004 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2004 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                           2004                   2003
                                                           ----                   ----
Beginning balance, January 1                           $ 5,259,273            $ 4,745,672
Provision charged to operating expense                     500,000                845,000
Charge-offs                                               (396,128)              (515,342)
Recoveries                                                   4,769                  3,203
                                                       -----------            -----------
      Ending balance, March 31                         $ 5,367,914            $ 5,078,533
                                                       ===========            ===========

Net charge-offs to average loans (annualized)                 0.42%                  0.62%

Other Assets. The $228,016 decrease in other assets was mainly attributable to the $405,891 reduction of the tax assets in the first quarter of 2004 net of other asset increases.

Deposits. Total deposits were $371.0 million at March 31, 2004 compared to total deposits at December 31, 2003 of $362.9 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. Deposit growth during the first quarter of 2004 was reflected mainly in time deposits under $100,000 and time deposits $100,000 and over. Growth was approximately $11.1 million in time deposits under $100,000 and $25.9 million in time deposits $100,000 and over. Money market accounts decreased by $12.9 million during the quarter mostly attributable to a decrease in public funds accounts while noninterest bearing demand deposits also reflected a decrease of $14.3 million. The majority of the growth during the first quarter of 2004 was from brokered CD accounts. While the vast majority of overall deposit funding had previously come from the local market, growth in the first quarter of 2004 was generated from brokered CDs over $100,000 which grew during the first quarter by $29.9 million and reached $55.1 million at March 31, 2004 or 14.8% of the total deposit portfolio. The amount of brokered CDs at December 31, 2003 was $25.2 million. This increase in brokered deposits was a result of a significant amount of public funds withdrawn and a need for funding to cover growth, over what could be generated quickly in the local market.

The following table summarizes the Company's deposit balances at the dates indicated:

                                               MARCH 31, 2004                             DECEMBER 31, 2003
                                    ----------------------------------           -----------------------------------
                                       BALANCE                      %               BALANCE                      %
                                    ------------                 -----           ------------                 ------
Noninterest-bearing demand          $ 48,269,308                  13.0%          $ 62,638,230                  17.3%
Interest-bearing checking             21,519,703                   5.8%            23,543,523                   6.5%
Money market                          85,334,848                  23.0%            98,250,351                  27.1%
Savings                               10,966,685                   3.0%            10,575,908                   2.9%
Time, under $100,000                  74,078,739                  20.0%            63,028,461                  17.4%
Time, $100,000 and over              130,783,565                  35.2%           104,840,295                  28.8%
                                    ------------                 -----           ------------                 -----

     Total deposits                 $370,952,848                 100.0%          $362,876,768                 100.0%
                                    ============                 =====           ============                 =====

Borrowings. Short-term borrowings at March 31, 2004 declined to $500,000 from $1.1 million at December 31, 2003, which were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $27.0 million in Federal Home Loan Bank ("FHLB") advances at both March 31, 2004 and December 31, 2003. Two of the FHLB advances mature in 2011, and each of these have quarterly call features. One of the remaining advances is a short-term daily variable rate advance and the other six are bullet advances and mature in a range from June 2004 through March 2006.

Other Liabilities. Other liabilities increased $1.3 from year-end 2003. The increase in other liabilities was primarily related to the increase in payables at March 31, 2004 due to investments trades made but not settled at quarter end.

RESULTS OF OPERATIONS

Results of operations for the three-month period ended March 31, 2004 reflected net income of $480,438, or $0.12 per diluted share. This reflected a $294,967, or 159.0%, increase over 2003's first quarter net income of $185,471. Net income per diluted share for first quarter of 2003 was $0.05. The operating results for the three-month period ended March 31, 2004 were favorable compared to the same period in 2003 primarily because earning assets grew providing significantly higher net interest income and the provision for loan losses was lower in part due to a higher provision for loan losses in 2003 relating to previously disclosed unauthorized mortgage loan activity. This was offset partially by lower noninterest income and higher noninterest expense, which will be discussed below in more detail.

The increase in total revenue for the first quarter of 2004 as compared to the prior year was positive, as total revenue, defined as net interest income plus total noninterest income, increased 8.0%. For the three-month period ended March 31, 2004, net interest income increased 20.3% while total noninterest income decreased 24.0% from the same period one year ago primarily due to lower loan broker fee income and gain on sale of securities.

                                          MARCH 31,
                                    --------------------
    PERFORMANCE RATIOS              2004            2003
--------------------------          ----            ----
Return on average assets *           0.44%           0.20%
Return on average equity *           4.67%           1.90%
Net interest margin *                3.17%           3.04%
Efficiency ratio                    69.19%          69.92%

* annualized

Net Interest Income. Interest income for the three-month periods ended March 31, 2004 and 2003 was $4.7 million and $4.3 million, respectively, while interest expense for each of those periods was $1.5 million in 2004 and $1.6 million in 2004, resulting in net interest income of $3.3 million for the first quarter of 2004 and $2.7 million for the first quarter of 2003. The increase during each quarter of 2004 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first quarter of 2004 was 3.17%, while the net interest margin for the first quarter of 2003 was 3.04%. The increase in net interest margin was mainly due to a 22 basis point rate spread improvement attributable to a 40 basis point decrease in funding costs since March 31, 2003. The yield on earning assets fell only 18 basis points during the same period. The margin also benefited from certain one-time deferred fees during the first quarter of 2004 that added approximately four basis points.

The following table reflects the average balance, interest earned or paid, and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                  AT AND FOR THE THREE MONTH PERIOD ENDED
                                                                  ---------------------------------------
                                                           MARCH 31, 2004                        MARCH 31, 2003
                                                           --------------                        --------------
                                                               INTEREST   ANNUALIZED                INTEREST   ANNUALIZED
                                                  AVERAGE       EARNED      YIELD      AVERAGE       EARNED       YIELD
($ IN THOUSANDS)                                  BALANCE      OR PAID     OR COST     BALANCE      OR PAID      OR COST
----------------                                  -------      -------     -------     -------      -------      -------
ASSETS
Short-term investments and
   interest-earning deposits                     $   3,222      $    9       1.12%    $   4,112     $     8       0.75%
Federal funds sold                                  11,728          21       0.72%       13,530          34       1.03%
Securities - taxable                                16,519         187       4.55%        9,791          86       3.57%
Securities - tax exempt (1)                          8,770         119       5.46%        1,998          25       5.14%
Loans held for sale                                      -           -       0.00%        1,337          22       6.73%
Loans                                              377,936       4,444       4.73%      333,206       4,110       5.00%
                                                 ---------      ------                ---------     -------
     Total interest-earning assets                 418,175       4,780       4.60%      363,974       4,285       4.78%
Allowance for loan losses                           (5,320)                              (4,849)
Cash and due from banks                             12,185                                9,201
Other assets                                        12,345                                7,396
                                                 ---------                            ---------
    Total assets                                 $ 437,385                            $ 375,722
                                                 =========                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                        $  21,376      $   18       0.34%    $  16,537     $    23       0.57%
Savings                                             10,872           8       0.30%        8,910          17       0.78%
Money market                                        93,432         205       0.88%       95,511         291       1.24%
Certificates of deposit                            183,994       1,001       2.19%      149,551       1,000       2.71%
Short-term borrowings                                1,364           4       1.18%        1,060           3       1.14%
FHLB advances                                       27,000         164       2.44%       21,083         144       2.77%
Junior subordinated debt                             3,608          81       9.03%        3,608          82       9.22%
                                                 ---------      ------                ---------     -------
    Total interest-bearing liabilities             341,646       1,481       1.74%      296,260       1,560       2.14%
Noninterest-bearing checking                        51,438                               38,804
Other liabilities                                    2,931                                1,207
Stockholders' equity                                41,370                               39,451
                                                 ---------                            ---------
    Total liabilities and stockholders' equity   $ 437,385                            $ 375,722
                                                 =========                            =========
NET INTEREST INCOME                                             $3,299                              $ 2,725
                                                                ======                              =======
RATE SPREAD                                                                  2.86%                                2.64%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                 3.17%                                3.04%
                                                                             ====                                 ====

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $500,000 during the first quarter of 2004 as compared to $845,000 for the first quarter of 2003. The provision recorded for the first quarter of 2004 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at March 31, 2004 totaled $5.4 million and was 1.40% of total loans outstanding on that date. Total net charge-offs for the three-month period ended March 31, 2004 were $391,359 and were $512,139 during the same period a year ago. At March 31, 2004, nonperforming loans amounted to $2.1 million of which $102,598 was still accruing but past due 90 days or more. Nonperforming loans at March 31, 2003 were $1.4 million of which $28,142 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $788,434 during the first quarter of 2004. This was a $249,433, or 24.0%, decrease compared to the first quarter of 2003. The decrease in noninterest income from the comparable period was reflected primarily in two categories; loan brokered service fees, which decreased $112,881 to $87,764 and net gain on sale of securities, which decreased $187,856 to $2,910. These categories decreased due to lower loan origination volume in 2004 compared to 2003 and due to significantly less sales of investments in the first quarter of 2004 compared to 2003. Trust services fee income increased $50,872 to $406,832 for the three-month period ended March 31, 2004, reflective of more assets under management and a 6.1% growth in service charge revenue generally reflective of a growth in and development of deposit accounts.

Noninterest Expense. Noninterest expense was $2.8 million for the first quarter of 2004 while noninterest expense for the three-month period ended March 31, 2003 was $2.6 million. The main components of noninterest expense for the first quarter of 2004 were salaries and benefits of $1.5 million, occupancy and equipment costs of $336,664, and loan and professional costs in the amount of $240,747 and represent mainly infrastructure costs were for human resource needs to operate the Bank, rent expense and equipment depreciation. The 20.4% increase in salaries and benefits reflects 16% growth in FTE's as part of our expansion activities throughout the last twelve months. Excluding personnel expenses, noninterest expenses declined 5.8%, largely reflecting a $336,588 or 64.9% decline in other expenses. The $275,000 charge for the unauthorized mortgage activities that was taken during the first quarter of 2003 accounted for the majority of the 2004 improvement in other expense compared to the prior year. The Company's $135,720, or 256.4%, increase in marketing expense reflects timing differences for the annual report costs, as well as costs for the introduction of a new deposit product during the first quarter of 2004.

Income Taxes. During the quarters ended March 31, 2004 and 2003, the Company recorded $270,650 and $99,200, respectively, in income taxes expense. The effective tax rate recorded was 36.0% for 2004 as compared to 34.8% for 2003. The increased effective tax rate in 2004 was mainly from less BOLI revenue being recorded during 2004, a result of income accrual adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2004, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, during 2003 brokered CDs, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $125.0 million, or 31.1% of the Company's total funding, at March 31, 2004. Total deposits at March 31, 2004 were $371.0 million and the loan to deposit ratio was 103.2%. Total borrowings at March 31, 2004 were $31.1 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from in-market sources, as funds are available through the marketing of products and the development of branch locations. Additionally, the Company and the Bank will continue to develop and use wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $41.6 million and $40.9 million at March 31, 2004 and December 31, 2003, respectively. Affecting the increase in stockholders' equity during the first quarter of 2004 was $480,438 in net income, $25,167 from the exercise of 1,875 stock options net of tax benefit and a $209,140 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                                             March 31, 2004                      March 31, 2003
                                             --------------                      --------------
                                                  Well-     Minimum                    Well-      Minimum
                                      Actual  Capitalized   Required       Actual   Capitalized  Required
                                      ------  -----------   --------       ------   -----------  --------
THE COMPANY
Leverage capital                      10.26%      5.00%      4.00%         11.35%       5.00%     4.00%
Tier 1 risk-based                     11.31%      6.00%      4.00%         11.92%       6.00%     4.00%
Total risk-based                      12.52%     10.00%      8.00%         13.17%      10.00%     8.00%

THE BANK
Leverage capital                       8.73%      5.00%      4.00%          9.49%       5.00%     4.00%
Tier 1 risk-based                      9.63%      6.00%      4.00%          9.97%       6.00%     4.00%
Total risk-based                      10.88%     10.00%      8.00%         11.22%      10.00%     8.00%


COMMITMENTS AND OFF-BALANCE SHEET RISK

The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At March 31, 2004, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2003. On March 24, 2004, the Company signed an addendum to its original operating lease with Tippmann Properties, Inc, for additional space at its headquarters location with a remaining term through December 31, 2013 and total aggregate rental payments through the remainder of the term of $5.7 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There are two interest rate risk measurement techniques, which may be used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates.

The following table depicts the Company's GAP position as of March 31, 2004:

RATE SENSITIVITY ANALYSIS

                                                WITHIN     THREE TO      ONE TO         AFTER
                                                THREE       TWELVE        FIVE          FIVE
($ IN THOUSANDS)                                MONTHS      MONTHS        YEARS         YEARS          TOTAL
----------------                                ------      ------        -----         -----          -----
ASSETS
      Federal funds sold, short-term
         investments and interest-
         earning deposits                     $  16,891  $             $             $             $     16,891
      Securities available for sale               1,111         4,013         5,971        17,192        28,287
      FHLBI and FRB stock                                                                   2,347         2,347
      Fixed rate loans                            7,095        27,919        60,499        35,451       130,964
      Variable rate loans                       251,651                                                 251,651
      Allowance for loan losses                                                                          (5,368)
      Other assets                                                                                       21,282
                                              ---------  ------------  ------------  ------------  ------------
Total assets                                  $ 276,748  $     31,932  $     66,470  $     54,990  $    446,054
                                              ---------  ------------  ------------  ------------  ------------

LIABILITIES
      Interest-bearing checking               $  21,520  $             $             $             $     21,520
      Savings accounts                           10,967                                                  10,967
      Money market accounts                      85,335                                                  85,335
      Time deposits < $100,000                    9,246        41,751        23,082                      74,079
      Time deposits $100,000 and over            41,903        58,480        30,400                     130,783
      Short-term borrowings                         500                                                     500
      FHLB advances                               8,000             -        12,500         6,500        27,000
      Junior subordinated debt                                                              3,608         3,608
      Noninterest-bearing checking                                                                       48,269
      Other liabilities                                                                                   2,370
                                              ---------  ------------  ------------  ------------  ------------
Total liabilities                               177,471       100,231        65,982        10,108       404,431
STOCKHOLDERS' EQUITY                                                                                     41,623
                                              ---------  ------------  ------------  ------------  ------------
Total sources of funds                        $ 177,471  $    100,231  $     65,982  $     10,108  $    446,054
                                              ---------  ------------  ------------  ------------  ------------
Net asset (liability) GAP                     $  99,277  $    (68,299) $        488  $     44,882  $
                                              ---------  ------------  ------------  ------------  ------------
CUMULATIVE GAP                                $  99,277  $     30,978  $     31,466  $     76,348  $
                                              ---------  ------------  ------------  ------------  ------------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                    22.3%          6.9%          7.1%         17.1%

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of March 31, 2004. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Company's historical experience, and management's judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

                                                                 PRINCIPAL AMOUNT MATURING IN:
                                                                 -----------------------------
                                                                                                                        FAIR VALUE
        ($ in thousands)            03/31/05    03/31/06   03/31/07    03/30/08    03/30/09    THEREAFTER     TOTAL      3/31/2004
                                    --------    --------   --------    --------    --------    ----------     -----      ---------
Rate sensitive assets:
  Fixed interest rate loans         $ 35,016    $ 12,180   $ 10,854    $ 13,284    $ 24,179      $ 35,451   $ 130,964     $ 130,697
     Average interest rate              5.17%       6.43%      6.32%       6.41%       5.11%         5.70%       5.68%
  Variable interest rate loans        76,634      42,021     41,197      35,462      25,191        31,146     251,651       251,651
     Average interest rate              4.25%       4.20%      4.26%       4.19%       4.26%         4.37%       4.25%
  Fixed interest rate securities       5,124       4,662        394         744         171        17,192      28,287        28,287
     Average interest rate              3.84%       3.71%      3.97%       4.41%       4.40%         4.42%       4.19%
  Other interest bearing assets       16,891                                                                   16,891        16,891
     Average interest rate              1.70%                                                                    1.70%

Rate sensitive liabilities:
  Interest bearing checking           21,520                                                                   21,520        21,520
     Average interest rate              0.34%                                                                    0.34%
  Savings accounts                    10,967                                                                   10,967        10,967
     Average interest rate              0.28%                                                                    0.28%
  Money market accounts               85,335                                                                   85,335        85,535
     Average interest rate              0.84%                                                                    0.96%
  Time deposits                      151,381      43,074      2,786       6,765         631           225     204,862       205,596
     Average interest rate              1.87%       2.34%      3.85%       4.23%       3.57%         4.07%       2.08%
  Fixed interest rate
   borrowings                          6,000                 12,500                                10,108      28,608        31,030
     Average interest rate              2.22%                  2.35%                                 5.41%       3.32%
  Variable interest rate
   borrowings                          2,500                                                                    2,500         2,500
     Average interest rate              1.23%                                                                    1.07%

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the first quarter of our 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USING PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                  31.1 Rule 13a-14(a) /15-14(a) Certification of Chief Executive Officer.

                  31.2 Rule 13a-14(a) /15-14(a) Certification of Chief Financial Officer.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

                  On February 3, 2004, we furnished a current report on Form 8-K dated January 30, 2004 to report, under Item 12 of Form 8-K, our results of operations for the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER FINANCIAL CORPORATION

Dated: May 12, 2004             /s/ Donald F. Schenkel
                                ---------------------------------------------
                                Donald F. Schenkel, Chairman of the Board,
                                President and Chief Executive Officer

Dated: May 12, 2004             /s/ Kevin J. Himmelhaver
                                -----------------------------------------------
                                Kevin J. Himmelhaver, Executive Vice President,
                                Chief Financial Officer and Secretary