Form 10-Q
period 2004-06-30
TOWER FINANCIAL CORP
filed 2004-08-13
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2004

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


  Number of shares of the issuer's common stock, without par value, outstanding as of July 30, 2004: 3,944,394.

                                      INDEX

PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements                                                             page no.

                      Consolidated Condensed Balance Sheets at
                      June 30, 2004 (unaudited) and December 31, 2003 ..............................      3

                      Consolidated Condensed Statements of Operations for the three and
                      six months ended June 30, 2004 and June 30, 2003 (unaudited) .................      4

                      Consolidated Condensed Statements of Comprehensive Income for the three
                      and six months ended June 30, 2004 and June 30, 2003 (unaudited) .............      5

                      Consolidated Condensed Statements of Changes in Stockholders' Equity for
                      the six months ended June 30, 2004 and June 30, 2003 (unaudited) .............      6

                      Consolidated Condensed Statements of Cash Flows for the six months ended
                      June 30, 2004 and June 30, 2003 (unaudited) ..................................      7

                      Notes to Consolidated Condensed Financial Statements..........................      8

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.........................................................      10

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................      19

             Item 4.  Controls and Procedures.......................................................      21


PART II.   OTHER INFORMATION

             Item 1.  Legal Proceedings.............................................................      22

             Item 4.  Submission of Matters to a Vote of Security Holders...........................      22

             Item 6.  Exhibits and Reports on Form 8-K..............................................      22


SIGNATURES..........................................................................................      23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At June 30, 2004 and December 31, 2003

                                                                        (unaudited)
                                                                          JUNE 30,            DECEMBER 31,
                                                                            2004                  2003
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  14,148,278         $  12,708,817
Short-term investments and interest-earning deposits                      10,261,047             4,017,755
Federal funds sold                                                        19,742,266            11,115,643
                                                                       -------------         -------------
       Total cash and cash equivalents                                    44,151,591            27,842,215
Securities available for sale, at fair value                              40,169,535            24,324,935
FHLB and FRB stock                                                         2,361,700             2,332,500
Loans                                                                    381,689,715           376,838,578
Allowance for loan losses                                                 (5,180,796)           (5,259,273)
                                                                       -------------         -------------
       Net loans                                                         376,508,919           371,579,305
Premises and equipment, net                                                3,195,711             2,932,580
Accrued interest receivable                                                1,604,843             1,289,370
Other assets                                                               5,623,444             6,168,085
                                                                       -------------         -------------

       Total assets                                                    $ 473,615,743         $ 436,468,990
                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                 $  61,381,105         $  62,638,230
   Interest-bearing                                                      338,830,655           300,238,538
                                                                       -------------         -------------
       Total deposits                                                    400,211,760           362,876,768
Short-term borrowings                                                        200,000             1,060,000
Federal Home Loan Bank (FHLB) advances                                    27,000,000            27,000,000
Junior subordinated debt                                                   3,608,000             3,608,000
Accrued interest payable                                                     446,734               278,964
Other liabilities                                                            883,268               736,609
                                                                       -------------         -------------

       Total liabilities                                                 432,349,762           395,560,341

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 3,944,394 shares issued and outstanding at June 30, 2004 and 3,942,519 shares issued and
   outstanding at December 31, 2003                                       37,347,861            37,322,694
Retained earnings                                                          4,495,718             3,560,844
Accumulated other comprehensive income (loss), net of tax of
   $(385,065) at June 30, 2004 and $16,741 at December 31, 2003             (577,598)               25,111
                                                                       -------------         -------------
       Total stockholders' equity                                         41,265,981            40,908,649
                                                                       -------------         -------------

       Total liabilities and stockholders' equity                      $ 473,615,743         $ 436,468,990
                                                                       =============         =============


      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2004 and 2003

                                                  (unaudited)                  (unaudited)
                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           -------------------------     -------------------------
                                              2004           2003           2004           2003
                                           ----------     ----------     ----------     ----------
INTEREST INCOME:
      Loans, including fees                $4,494,231     $4,268,756     $8,937,882     $8,401,182
      Securities - taxable                    243,623         88,347        429,984        174,176
      Securities - tax exempt                 124,807         24,794        214,089         41,504
      Other interest income                    41,979         55,663         71,907         97,639
                                           ----------     ----------     ----------     ----------
           Total interest income            4,904,640      4,437,560      9,653,862      8,714,501
INTEREST EXPENSE:
      Deposits                              1,356,259      1,359,442      2,587,479      2,690,188
      Short-term borrowings                       485         26,488          4,131         29,457
      FHLB advances                           176,830        116,985        340,561        261,045
      Junior subordinated debt                 81,180         79,335        162,360        158,670
                                           ----------     ----------     ----------     ----------
           Total interest expense           1,614,754      1,582,250      3,094,531      3,139,360
                                           ----------     ----------     ----------     ----------
Net interest income                         3,289,886      2,855,310      6,559,331      5,575,141
PROVISION FOR LOAN LOSSES                     310,000        690,000        810,000      1,535,000
                                           ----------     ----------     ----------     ----------
Net interest income after provision
   for loan losses                          2,979,886      2,165,310      5,749,331      4,040,141
NONINTEREST INCOME:
      Trust fees                              411,501        337,384        818,333        693,344
      Service charges                         147,520        159,508        305,879        308,795
      Loan broker fees                         82,651        284,291        170,415        484,936
      Net gain on sale of securities              376              -          3,286        190,766
      Other fees                              173,940        151,101        306,509        289,880
                                           ----------     ----------     ----------     ----------
           Total noninterest income           815,988        932,284      1,604,422      1,967,721
NONINTEREST EXPENSE:
      Salaries and benefits                 1,701,328      1,332,750      3,233,025      2,604,465
      Occupancy and equipment                 412,129        302,285        748,794        606,063
      Marketing                               111,891        158,126        300,541        211,056
      Data processing                         102,262         83,524        190,780        172,403
      Loan and professional costs             327,355        157,426        568,102        327,083
      Office supplies and postage              67,086         67,113        159,336        137,939
      Courier services                         78,670         68,451        149,847        136,285
      Business development                     78,955         65,060        154,085        146,493
      Other expense                           235,532        175,668        417,489        694,213
                                           ----------     ----------     ----------     ----------
           Total noninterest expense        3,115,208      2,410,403      5,921,999      5,036,000
                                           ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                    680,666        687,191      1,431,754        971,862
Income taxes expense                          226,230        257,470        496,880        356,670
                                           ----------     ----------     ----------     ----------
NET INCOME                                 $  454,436     $  429,721     $  934,874     $  615,192
                                           ==========     ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE            $     0.12     $     0.11     $     0.24     $     0.16
DILUTED EARNINGS PER COMMON SHARE          $     0.11     $     0.11     $     0.23     $     0.15
Average common shares outstanding           3,944,394      3,932,194      3,943,953      3,931,759
Average common shares and dilutive
   potential common shares outstanding      4,017,018      3,969,399      4,031,425      4,007,177

      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2004 and 2003

                                                                  (unaudited)                           (unaudited)
                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                    -------------------------------------------------------------------------
                                                             2004              2003               2004               2003
---------------------------------------------------------------------------------------    ----------------------------------
Net income                                                $  454,436         $ 429,721          $ 934,874          $ 615,192

Other comprehensive income (loss):
Change in net unrealized appreciation
   (depreciation) on securities available for
   sale, net of tax of $(541,232) and $6,135 for
   the three months ended June 30, 2004
   and 2003 and $(401,806) and $(93,380) for
   the six months ended June 30, 2004
   and 2003.                                                (811,849)            9,205           (602,709)          (140,071)
                                                        -------------------------------    ----------------------------------

COMPREHENSIVE INCOME                                      $ (357,413)        $ 438,926          $ 332,165          $ 475,121
                                                        ===============================    ==================================



      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2004 and 2003
(unaudited)

                                                              COMMON                                ACCUMULATED
                                                             STOCK AND                                 OTHER
                                                              PAID-IN            RETAINED          COMPREHENSIVE
                                                              CAPITAL            EARNINGS           INCOME (LOSS)       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003                                    $ 37,190,692       $ 1,760,778            $ 223,393     $ 39,174,863

Net income for 2003                                                                615,192                               615,192

Issuance of 1,010 shares of common
    stock for stock options exercised                             11,850                                                  11,850
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(93,380)                                                                   (140,071)        (140,071)
                                                         ------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                                      $ 37,202,542       $ 2,375,970            $  83,322     $ 39,661,834
                                                         ========================================================================



BALANCE, JANUARY 1, 2004                                    $ 37,322,694       $ 3,560,844            $  25,111     $ 40,908,649

Net income for 2004                                                                934,874                               934,874

Issuance of 1,875 shares of common
    stock for stock options exercised                             22,932                                                  22,932
Tax benefit on non-qualified
    stock options                                                  2,235                                                   2,235
Change in net unrealized
   appreciation (depreciation)
   on securities available
   for sale, net of tax of $(401,806)                                                                  (602,709)        (602,709)
                                                         ------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                                      $ 37,347,861       $ 4,495,718            $(577,598)    $ 41,265,981
                                                         ========================================================================

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003

                                                                (unaudited)          (unaudited)
                                                             SIX MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30, 2004        JUNE 30, 2003
                                                             ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    934,874         $    615,192
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                              342,100              281,820
         Provision for loan losses                                  810,000            1,535,000
         Earnings on life insurance                                 (31,318)             (66,968)
         Net gain on sale of securities                              (3,286)            (190,766)
         FHLB stock dividend                                        (29,200)                 -
         Change in accrued interest receivable                     (315,473)            (197,788)
         Change in other assets                                     977,765             (676,555)
         Change in accrued interest payable                         167,770               (3,554)
         Change in other liabilities                                146,659             (748,914)
         Origination of loans held for sale                                          (13,897,650)
         Proceeds from sales of loans held for sale                                   18,559,872
                                                               ------------         ------------
            Net cash from operating activities                    2,999,891            5,209,689
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                        (11,595,283)         (34,660,928)
     Purchase of securities available for sale                  (20,361,188)          (6,023,016)
     Proceeds from maturities of securities
        available for sale                                        2,966,212            3,604,718
     Proceeds from sale of securities
        available for sale                                          501,769            3,174,780
     Purchase of FHLB and FRB stock                                                      (14,200)
     Purchase of life insurance                                                       (3,000,000)
     Proceeds from sale of participation loans                    5,855,669
     Purchase of equipment and leasehold
        expenditures                                               (557,853)            (230,146)
                                                               ------------         ------------
         Net cash from investing activities                     (23,190,674)         (37,148,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                      37,334,992           32,464,563
     Net change in short-term borrowings                           (860,000)
     Gross proceeds from issuance of common stock
        from exercise of stock options and tax benefits              25,167               11,850
     Proceeds from FHLB advances                                 13,000,000            3,500,000
     Repayment of FHLB advances                                 (13,000,000)          (6,000,000)
                                                               ------------         ------------
         Net cash from financing activities                      36,500,159           29,976,413
                                                               ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          16,309,376           (1,962,690)
Cash and cash equivalents, beginning of period                   27,842,215           36,168,679
                                                               ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 44,151,591         $ 34,205,989
                                                               ============         ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                  $  2,926,761         $  3,142,914
     Income taxes net of refund                                    (603,665)           1,008,076


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

     b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2004 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and June 30, 2003. The results for the period ended June 30, 2004 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003, 2002, and 2001 and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                 ---------------------------    ---------------------------
                                                                        2004         2003             2004          2003
                 ---------------------------------------------------------------------------    ---------------------------
                 Net income as reported                              $ 454,436    $ 429,721        $ 934,874     $ 615,192
                 Deduct: Stock-based compensation expense
                     determined under fair value-based method          (28,422)     (38,480)         (56,199)      (76,961)
                                                                 ---------------------------    ---------------------------
                 Pro forma net income                                $ 426,014    $ 391,241        $ 878,675     $ 538,231
                                                                 ===========================    ===========================

                 Basic earnings per share as reported                $    0.12    $    0.11        $    0.24     $    0.16
                 Pro forma basic earnings per share                       0.11         0.10             0.22          0.14
                 Diluted earnings per share as reported                   0.11         0.11             0.23          0.15
                 Pro forma diluted earnings per share                     0.11         0.10             0.22          0.13


               The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                               -------------------------------    -------------------------
                                                                       2004           2003              2004        2003
              --------------------------------------------------------------------------------    -------------------------
              Risk-free interest rate                                    4.47%          3.18%            4.47%       3.16%
              Expected option life                                   8.0 years      6.0 years        8.0 years   5.6 years
              Expected stock price volatility                           36.88%         24.37%           36.88%      25.56%
              Dividend yield                                              None           None             None        None


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



NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2004 and 2003. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 7,500 and 8,000 and 0 and 8,000 for the three-month and six-month periods ended June 30, 2004 and 2003 respectively.

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                      -------------------------     -------------------------
                                                                         2004           2003           2004           2003
          -------------------------------------------------------------------------------------     -------------------------
          BASIC
          Net income                                                  $  454,436     $  429,721     $  934,874     $  615,192
                                                                      -------------------------     -------------------------
          Weighted average common shares outstanding                   3,944,394      3,932,194      3,943,953      3,931,759
                                                                      -------------------------     -------------------------
          Basic earnings per common share                             $     0.12     $     0.11     $     0.24     $     0.16

          DILUTED
          Net income                                                  $  454,436     $  429,721     $  934,874     $  615,192
                                                                      -------------------------     -------------------------
          Weighted average common shares outstanding                   3,944,394      3,932,194      3,943,953      3,931,759
          Add:  dilutive effect of assumed stock option exercises         72,624         37,205         87,472         75,418
                                                                      -------------------------     -------------------------
          Weighted average common shares and dilutive
             potential common shares outstanding                       4,017,018      3,969,399      4,031,425      4,007,177
                                                                      -------------------------     -------------------------
          Diluted earnings per common share                           $     0.11     $     0.11     $     0.23     $     0.15


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

     At June 30, 2004, options for 396,353 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $14.00 per share. Of the total options outstanding, options for 323,338 shares were vested and exercisable at June 30, 2004. During the second quarter of 2004, 7,500 options were granted at a price of $14.00 per share and 750 non-vested options were forfeited. During the second quarter of 2003, there were 8,000 options granted at a price of $13.38 per share and 7,000 options were forfeited.

NOTE 4 - CONTINGENCY LOSS

In the fourth quarter of 2002, the Company's audit results showed stale-dated receivables existed in a mortgage operating account. Further investigation by the Company during 2003 uncovered unauthorized mortgage loans and improper mortgage activity in the operating account. An employee of the Company was terminated as a result of this investigation, and management made appropriate changes to internal controls in 2003. During 2002 and 2003, a total of $1,393,000 in pretax special charges was recorded to address these identified issues (excluding any professional expenses incurred to investigate, document and support the Company's related insurance claim). The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses. The Company has filed and is attempting to recover such losses through fidelity bond insurance and collection efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2004 and December 31, 2003 and results of operations for the three-month and six-month periods ended June 30, 2004 and June 30, 2003. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

FINANCIAL CONDITION

The Company continued to experience growth in the second quarter of 2004. Total assets of the Company were $473.6 million at June 30, 2004 compared to total assets at December 31, 2003 of $436.5 million. The 8.5% increase in assets was mainly due to an increase in investments, cash and cash equivalents and loans and was supported by a $37.3 million inflow of funds from deposit growth at the Bank during the first six months of 2004. While assets increased during the first six months of 2004, the rate of growth was less in the first six months of 2004 than the substantial growth experienced during most of the quarters since the Bank began operations. The growth during previous quarters was also a result of deposit growth at the Bank. Management believes that the smaller growth levels reflected during the last few quarters have been a result of a lagging local economy. As the Bank enters its sixth year of operation, the Company anticipates that, in the near-term, assets will increase at a volume similar to our more recent historical trends as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $44.2 million at June 30, 2004, a $16.3 million, or 58.6%, increase from $27.8 million at December 31, 2003. Securities available for sale were $40.2 million at the end of the first six months of 2004, an increase of $15.9 million from December 31, 2003. The net increase in cash and cash equivalents during the first six months of 2004 was reflective of the cash needs of the Bank relative to anticipated loan growth, the purchase of investments and normal daily liquidity activity offset by the increase in deposits during the second quarter ended June 30, 2004. The increase in securities available for sale was a result of planned purchases of investments to continue to diversify the earning assets as part of our liquidity and asset and liability management strategies.

Loans. Total loans were $381.7 million at June 30, 2004 reflecting a 1.3% increase from total loans of $376.8 million at December 31, 2003. Loan growth in the first six months of 2004 occurred in the mortgage and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 78.6% at June 30, 2004 and 79.2% of the portfolio at December 31, 2003. Management believes that the aggregate loan growth during the first six months of 2004 was the result of slow local market economic conditions.

The following table summarizes the composition of the loan portfolio at the dates indicated:

                                                             JUNE 30, 2004               DECEMBER 31, 2003
                                                     ----------------------------------------------------------
                                                           BALANCE         %             BALANCE         %
           ----------------------------------------------------------------------------------------------------
           Commercial                                   $ 192,450,672    50.4%        $ 198,063,494    52.6%
           Commercial real estate                         107,506,912    28.2%          100,309,154    26.6%
           Residential real estate                         42,937,696    11.3%           40,648,402    10.8%
           Home equity                                     26,513,604     7.0%           25,943,402     6.9%
           Consumer                                        11,954,393     3.1%           11,593,808     3.1%
                                                     ----------------------------------------------------------
                Total loans                               381,363,277   100.0%          376,558,260   100.0%
           Net deferred loan costs                            326,438                       280,318
           Allowance for loan losses                       (5,180,796)                   (5,259,273)
                                                     -----------------            ------------------

                Net loans                               $ 376,508,919                 $ 371,579,305
                                                     =================            ==================


Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing and all nonaccrual loans. Nonperforming assets have decreased from $2.0 million, or 0.45% of total assets, at December 31, 2003 to $1.6 million, or 0.35% of total assets, at June 30, 2004. The decrease in nonperforming assets was mainly attributable to $923,068 of nonperforming assets that were restructured, worked out or charged off, offset by the carrying value of several loans, totaling $555,384, which were recorded as nonaccrual loans during the first six months of 2004. Additionally, the commercial OREO property of $80,000 held at December 31, 2003 was sold during the first quarter of 2004. Total impaired loans at June 30, 2004 were $5.2 million and included all nonaccrual loans in addition to one commercial credit of $537,519 recorded as a troubled debt restructuring and one commercial real estate credit of $3.4 million where the borrower has sought bankruptcy protection. At June 30, 2004, management believes it has allocated adequate specific allowances for these risks of $1.2 million. Impaired loans at December 31, 2003 were $2.2 million with specific allowances for these risks of $807,000.

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2004              2003
          -------------------------------------------------------------------------------------------------
          Loans past due over 90 days and still accruing                      $   363,741      $   290,375
          Nonaccrual loans                                                      1,273,332        1,614,447
                                                                        -----------------------------------
               Total nonperforming loans                                      $ 1,637,073      $ 1,904,822
          Other real estate owned                                                                   80,000
                                                                        -----------------------------------
               Total nonperforming assets                                     $ 1,637,073      $ 1,984,822
                                                                        ===================================

          Nonperforming assets to total assets                                       0.35%            0.45%

          Nonperforming loans to total loans                                         0.43%            0.51%


Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. The allowance consists of three allocations: identified specific allocation, a percentage allocation based on loss history for different loan groups, and an unallocated allowance. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan. Management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent some of those factors, based upon peer industry data of comparable banks. The unallocated allowance is maintained to recognize the imprecision of estimation and measuring loss when evaluating loss allocations for individual loans or pools of loans.

The allowance for loan losses at June 30, 2004 was $5.2 million or 1.36% of total loans outstanding, a slight decrease from $5.3 million, or 1.40%, at December 31, 2003. The provision for loan losses during the first six months of 2004 was $810,000 compared to $1,535,000 in the first six months of 2003. A significant portion of the decrease in the provision for the first six months of 2004 is attributable to the improper mortgage activity issue in 2003.

The table below summarizes the allowance allocations by type as of the indicated dates:

                                                               June 30, 2004        December 31, 2003
          -------------------------------------------------------------------------------------------
          Specific allocations                                  $ 3,246,000            $ 3,287,000
          Loan pool percentage allocations                        1,861,000              1,862,000
          Unallocated                                                73,796                110,273
                                                              ---------------------------------------

             Total allowance for loan losses                    $ 5,180,796            $ 5,259,273
                                                              =======================================


In general, the addition to the allowance during the first six months of 2004 was directly attributable to the amount of loan growth and net charge-off activity during the period and also attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first six months of 2004 were $888,476 compared to $766,715 for the first six months of 2003. The charge-offs during the first six months ended June 30,2004 were primarily attributable to several commercial loans. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans decreased during the first six months of 2004 by $267,749 and were $1.6 million at June 30, 2004. During the first six months of 2003, charge-offs included $560,000 for the unauthorized mortgage loans problem. As a result of the decreased level of nonperforming loans at June 30, 2004, specific allocations of the loss allowance decreased $41,000 from December 31, 2003. The amount of the allowance allocated for loan pools stayed essentially flat during the first six months as a net result of increased loans outstanding, which was offset by a decrease in loss experience percentages mainly for commercial loans.

Management considers the allowance for loan losses at June 30, 2004 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2004 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                                                2004             2003
         ------------------------------------------------------------------------------------------------
         Beginning balance, January 1                                       $ 5,259,273      $ 4,745,672
         Provision charged to operating expense                                 810,000        1,545,000
         Charge-offs                                                           (904,782)        (783,143)
         Recoveries                                                              16,305           16,428
                                                                      -----------------------------------

               Ending balance, June 30                                      $ 5,180,796      $ 5,523,957
                                                                      ===================================

         Net charge-offs to average loans (annualized)                             0.35%            0.45%


Other Assets. The $544,641 decrease in other assets was mainly attributable to the $595,958 reduction of the tax assets in the first six months of 2004 net of other asset increases.

Deposits. Total deposits were $400.2 million at June 30, 2004 compared to total deposits at December 31, 2003 of $362.9 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. Deposit growth during the first six months of 2004 was reflected mainly in time deposits under $100,000 and time deposits $100,000 and over. Growth was approximately $12.3 million in time deposits under $100,000 and $34.9 million in time deposits $100,000 and over. Money market accounts decreased by $6.0 million during the first six months mostly attributable to a decrease in public funds accounts while noninterest bearing demand deposits also reflected a decrease of $1.3 million. The majority of the growth during the first six months of 2004 was from brokered CD accounts. While the vast majority of overall deposit funding had previously come from the local market, growth in the first six months of 2004 was generated from brokered CDs over $100,000 which grew during the first six months by $38.6 million and reached $63.8 million at June 30, 2004 or 15.9% of the total deposit portfolio. The amount of brokered CDs at December 31, 2003 was $25.2 million. This increase in brokered deposits was a result of a significant amount of public funds withdrawn during the first quarter of 2004 and a need for funding to cover anticipated asset growth, over what could be generated quickly in the local market.

The following table summarizes the Company's deposit balances at the dates indicated:

                                                                       JUNE 30,                DECEMBER 31, 2003
                                                           ----------------------------------------------------------
                                                                  BALANCE         %            BALANCE         %
          -----------------------------------------------------------------------------------------------------------
          Noninterest-bearing demand                           $  61,381,105    15.3%       $  62,638,230    17.3%
          Interest-bearing checking                               20,497,837     5.1%          23,543,523     6.5%
          Money market                                            92,286,463    23.1%          98,250,351    27.1%
          Savings                                                 11,001,781     2.7%          10,575,908     2.9%
          Time, under $100,000                                    75,326,623    18.8%          63,028,461    17.4%
          Time, $100,000 and over                                139,717,951    35.0%         104,840,295    28.8%
                                                           ----------------------------------------------------------

               Total deposits                                  $ 400,211,760   100.0%       $ 362,876,768   100.0%
                                                           ==========================================================


Borrowings. Short-term borrowings, which were entirely comprised of overnight federal funds purchased from one correspondent bank decreased to $200,000 at June 30, 2004 from $1.1 million at December 31, 2003. In addition to federal funds purchased, the Company also had borrowings in the amount of $27.0 million in Federal Home Loan Bank ("FHLB") advances at both June 30, 2004 and December 31, 2003. Two of the FHLB advances mature in 2011, and each of these have quarterly call features. One of the remaining advances is a short-term daily variable rate advance and the other six are bullet advances and mature in a range from December 2004 through March 2006.

Other Liabilities. Other liabilities increased $147,000 from year-end 2003. The increase in other liabilities was primarily related to the increase in payables at June 30, 2004.

RESULTS OF OPERATIONS

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2004 reflected net income of $454,436, or $0.11 per diluted share. This was a $24,715, or 5.75%, increase over 2003's second quarter net income of $429,721 or $0.11 diluted share. The operating results for the three-month period ended June 30, 2004 were favorable compared to the same period in 2003 primarily because earning assets grew providing higher net interest income and the provision for loan losses was lower in part due to a higher provision for loan losses in 2003 relating to previously disclosed unauthorized mortgage loan activity. This was offset partially by lower noninterest income and higher noninterest expense, which will be discussed below in more detail.

The increase in total revenue for the second quarter of 2004 as compared to the prior year was positive, as total revenue, defined as net interest income plus total noninterest income, increased 8.4%. For the three-month period ended June 30, 2004, net interest income increased 15.2%, while total noninterest income decreased 12.5% from the same period one year ago primarily due to lower loan broker fee income.

     PERFORMANCE RATIOS                                 JUNE 30,
                                         -------------------------------
                                                  2004            2003
     -------------------------------------------------------------------

     Return on average assets *                   0.40%           0.44%
     Return on average equity *                   4.38%           4.36%
     Net interest margin *                        3.06%           3.04%
     Efficiency ratio                            75.87%          63.62%

     * annualized


Net Interest Income. Interest income for the three-month periods ended June 30, 2004 and 2003 was $4.9 million and $4.4 million, respectively, while interest expense for each of those periods was $1.6 million in both 2004 and 2003, resulting in net interest income of $3.3 million for the second quarter of 2004 and $2.9 million for the second quarter of 2003. The increase during each quarter of 2004 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the second quarter of 2004 was 3.06%, while the net interest margin for the second quarter of 2003 was 3.04%. The increase in net interest margin was mainly due to significant growth in earning assets over interest bearing liabilities during this flat interest rate environment. The yield on earning assets fell only 15 basis points during the period while cost of funds decreased 24 basis points improving our rate spread on earning assets.

The following table reflects the average balance; interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                               AT AND FOR THE THREE MONTH PERIOD ENDED
                                              ---------------------------------------------------------------------------
                                                           JUNE 30, 2004                        JUNE 30, 2003
                                              ---------------------------------------------------------------------------
                                                              INTEREST    ANNUALIZED               INTEREST    ANNUALIZED
                                                  AVERAGE      EARNED        YIELD     AVERAGE      EARNED        YIELD
($ in thousands)                                  BALANCE      OR PAID      OR COST    BALANCE      OR PAID      OR COST
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                     $   6,920     $    16       0.93%    $   4,921     $    22       1.79%
Federal funds sold                                  12,015          26       0.87%       13,693          34       0.99%
Securities - taxable                                24,386         244       4.01%        9,656          88       3.65%
Securities - tax exempt (1)                         11,687         168       5.77%        2,545          37       5.82%
Loans held for sale                                    -           -         0.00%        1,022          11       4.31%
Loans                                              381,613       4,494       4.72%      346,946       4,258       4.91%
                                              -------------------------            -------------------------
    Total interest-earning assets                  436,621       4,948       4.55%      378,783       4,450       4.70%
Allowance for loan losses                           (5,201)                              (5,332)
Cash and due from banks                             12,333                                9,342
Other assets                                        10,347                                9,037
                                              -------------                        -------------
    Total assets                                 $ 454,100                            $ 391,830
                                              =============                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                        $  22,770     $    20       0.35%    $  16,317     $    22       0.54%
Savings                                             10,891           7       0.26%        9,989          15       0.60%
Money market                                        86,392         193       0.90%      103,804         321       1.24%
Certificates of deposit                            210,102       1,136       2.17%      156,969       1,002       2.55%
Short-term borrowings                                  200           1       2.01%        1,189          26       8.75%
FHLB advances                                       27,000         177       2.63%       19,000         117       2.46%
Junior subordinated debt                             3,608          81       9.00%        3,500          79       9.03%
                                              -------------------------            -------------------------
    Total interest-bearing liabilities             360,963       1,615       1.79%      310,768       1,582       2.03%
Noninterest-bearing checking                        50,422                               40,597
Other liabilities                                    1,100                                  884
Stockholders' equity                                41,615                               39,581
                                              -------------                        -------------
    Total liabilities and stockholders' equity   $ 454,100                            $ 391,830
                                              =============                        =============
NET INTEREST INCOME                                            $ 3,333                              $ 2,868
                                                           ============                         ============
RATE SPREAD                                                                  2.76%                                2.67%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                 3.06%                                3.04%
                                                                       ============                         ============

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.


Provision for Loan Losses. A provision for loan losses was recorded in the amount of $310,000 during the second quarter of 2004 as compared to $690,000 for the second quarter of 2003. The provision recorded for the second quarter of 2004 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at June 30, 2004 totaled $5.2 million and was 1.36% of total loans outstanding on that date. Total net charge-offs for the three-month period ended June 30, 2004 were $497,117 and were $254,576 during the same period a year ago.

Noninterest Income. Noninterest income was $815,988 during the second quarter of 2004. This was a $113,866, or 12.2%, decrease compared to the second quarter of 2003. The decrease in noninterest income from the comparable period was reflected primarily in loan brokered service fees, which decreased $201,640 to $82,651. This category decreased due to lower loan origination volume in 2004 compared to 2003. Trust services fee income increased $74,117 to $411,501 for the three-month period ended June 30, 2004, reflective of more assets under management.

Noninterest Expense. Noninterest expense was $3.1 million for the second quarter of 2004 while noninterest expense for the three-month period ended June 30, 2003 was $2.4 million. The main components of noninterest expense for the second quarter of 2004 were salaries and benefits of $1.7 million, occupancy and equipment costs of $412,129, and loan and professional costs in the amount of $327,355 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 27.7% increase in salaries and benefits reflects 13.0% growth in FTE's, year over year, as part of our expansion activities throughout the last twelve months, an incentive compensation program that was not in place at June 30, 2003 due to the unauthorized mortgage issue, and significant benefit cost increases. Excluding personnel expenses, noninterest expenses increased 31.2%, largely reflecting a $109,844 or 36.3% increase in occupancy and equipment due to the Waynedale branch that opened in January 2004 and the new Wealth Management area that opened downtown early in the second quarter 2004. The other large increase in noninterest expenses was for loan and professional costs, which reflect significant costs incurred in the proof of mortgage losses related to our current insurance claim resulting from the unauthorized mortgage loans issue.

Income Taxes. During the quarters ended June 30, 2004 and 2003, the Company recorded $226,230 and $257,470, respectively, in income taxes expense. The effective tax rate recorded was 33.2% for 2004 as compared to 37.5% for 2003. The decreased effective tax rate in 2004 was mainly from the tax effect of additional tax-exempt investments held during 2004 compared to 2003.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2004 reflected net income of $934,874 or $0.23 per diluted share. This was a $319,682 or 52.0% increase from 2003's six-month period net income of $615,192. Net income per diluted share for the six-month period ended June 30, 2003 was $0.15. The operating results for the six-month period ended June 30, 2003 were adversely affected by total pretax special charges of $835,000 for losses discovered in the Company's residential mortgage operation. During the first six months of 2003, special charges were recorded as a $560,000 addition to the provision for loan losses for unauthorized mortgage loans and a $275,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account. See Note 4 of the Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.

The increase in total revenue for the first six months of 2004 as compared to the prior year period was 5.4%. For the six-month period ended June 30, 2004, net interest income increased 17.7% and total noninterest income decreased 18.5% from the same period one year ago, primarily due to a decrease in loan brokerage fees of $314,521or 64.9%, and a decrease in net gain on sale of investments of $187,480, or 98.3%. The first six months of 2003 benefited from the gains on sale of investments and the higher volume of mortgage loan refinancing that hasn't effected the first six months of 2004.

     PERFORMANCE RATIOS                               JUNE 30,
                                        ------------------------------
                                                2004            2003
     -----------------------------------------------------------------

     Return on average assets *                 0.42%           0.32%
     Return on average equity *                 4.51%           3.14%
     Net interest margin *                      3.11%           3.04%
     Efficiency ratio                          72.54%          66.77%
     * annualized


Net Interest Income. Interest income for the six-month periods ended June 30, 2004 and 2003 was $9.7 million and $8.7 million, respectively, while interest expense for those periods was $3.1 million in each period, resulting in net interest income of $6.6 million for the six-month period of 2004 and $5.6 million for the six-month period of 2003. The increase during the first six months of 2004 over 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first six months of 2004 was 3.11%, while the net interest margin for the first six months of 2003 was 3.04%. This increase in net interest margin was partially due to a four basis point net increase in rate spread. The remainder of the increase in net interest margin was the result of earning asset growth outpacing growth in the net interest margin.

The following table reflects the average balance, interest earned or paid and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                 AT AND FOR THE SIX MONTH PERIODS ENDED
                                                 ------------------------------------------------------------------------
                                                           JUNE 30,2004                         JUNE 30, 2003
                                                 ------------------------------------------------------------------------
                                                              INTEREST    ANNUALIZED               INTEREST    ANNUALIZED
                                                  AVERAGE      EARNED        YIELD     AVERAGE      EARNED        YIELD
($ in thousands)                                  BALANCE      OR PAID      OR COST    BALANCE      OR PAID      OR COST
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term investments and
   interest-earning deposits                     $   5,071     $    25       0.99%    $   4,521     $    30       1.33%
Federal funds sold                                  11,872          47       0.80%       13,609          68       1.00%
Securities - taxable                                21,624         430       4.00%        9,723         175       3.60%
Securities - tax exempt (1)                         10,229         287       5.64%        2,272          59       5.19%
Loans held for sale                                    -           -         0.00%        1,179          33       5.60%
Loans                                              379,775       8,938       4.73%      340,108       8,368       4.92%
                                                 ----------------------               ----------------------
    Total interest-earning assets                  428,571       9,727       4.56%      371,412       8,733       4.70%
Allowance for loan losses                           (5,261)                              (5,091)
Cash and due from banks                             12,259                                9,272
Other assets                                        10,182                                8,222
                                                 ----------                           ----------
    Total assets                                 $ 445,751                            $ 383,815
                                                 ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                        $  22,073     $    37       0.34%    $  16,425     $    46       0.56%
Savings                                             10,882          15       0.28%        9,453          32       0.68%
Money market                                        89,912         397       0.89%       99,682         611       1.23%
Certificates of deposit                            197,048       2,139       2.18%      153,271       2,002       2.61%
Short-term borrowings                                  782           4       1.03%        1,126          29       5.15%
FHLB advances                                       27,000         341       2.54%       20,036         261       2.61%
Junior subordinated debt                             3,608         162       9.03%        3,500         159       9.09%
                                                 ----------------------               ----------------------
    Total interest-bearing liabilities             351,305       3,095       1.77%      303,493       3,140       2.07%
Noninterest-bearing checking                        50,929                               39,708
Other liabilities                                    2,015                                1,119
Stockholders' equity                                41,502                               39,495
                                                 ----------                           ----------
    Total liabilities and stockholders' equity   $ 445,751                            $ 383,815
                                                 ==========                           ==========
NET INTEREST INCOME                                            $ 6,632                              $ 5,593
                                                           ============                         ============
RATE SPREAD                                                                  2.79%                                2.75%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                                 3.11%                                3.04%
                                                                       ============                         ============

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.


Provision for Loan Losses. A provision for loan losses was recorded in the amount of $810,000 during the first six months of 2004 as compared to $1.5 million for the first six months of 2003. Total net charge-offs for the six-month period ended June 30, 2004 were $888,476, and were $766,715 during the same period a year ago. At June 30, 2004, nonperforming loans amounted to $1.6 million of which $363,741 was still accruing but past due 90 days or more. Nonperforming loans at June 30, 2003 were $1.9 million of which $76,990 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $1.6 million during the first six months of 2004. This was a $363,299, or 18.5%, decrease from the first six months of 2003. The decrease in noninterest income from the comparable period was mainly attributable to a 64.9% decrease in loan broker fees from mortgage originations, and a 98.3% decrease in net gain on sale of securities. These decreases were partially offset by an 18.0% growth in fees from trust services resulting from more assets under management.

Noninterest Expense. Noninterest expense was $5.9 million for the first six months of 2004 while noninterest expense for the six-month period ended June 30, 2003 was $5.0 million. Noninterest expense totals for the first six months of 2004 were higher than those for the first six months of 2003 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing locations, as well as the opening of a fourth new branch office in January 2004 and the new Wealth Management area that opened downtown early in the second quarter 2004. Noninterest expense for the first six months of 2004 also included higher benefit costs and lower contra deferred costs from slower loan production. The main components of noninterest expense for the first six months of 2004 were salaries and benefits of $3.2 million, occupancy and equipment costs of $748,794, and loan and professional costs in the amount of $568,102. The 24.1% increase in salaries and benefits reflects 13.0% growth in FTE's as part of our expansion activities throughout the last twelve months, an incentive compensation program that was not in place at June 30, 2003 due to the unauthorized mortgage issue, and significant benefit cost increases. The large increase in loan and professional costs reflects significant costs incurred in the proof of mortgage losses related to our current insurance claim resulting form the unauthorized mortgage issue.

Income Taxes. During the six-month periods ended June 30, 2004 and 2003, the Company recorded $496,880 and $356,670, respectively, in income taxes expense. The effective tax rate was 34.7% for 2004 as compared to 36.7% for 2003. The reduced effective tax rate in 2004 compared to 2003 was attributable to a higher level of tax-exempt security income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first two quarters of 2004, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $125.0 million, or 29.0% of the Company's total funding, at June 30, 2004. Total deposits at June 30, 2004 were $400.2 million and the loan to deposit ratio was 95.4%. Total borrowings at June 30, 2004 were $30.8 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from in-market sources, as funds are available through the marketing of products and the development of branch locations. Additionally, the Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $41.3 million and $40.9 million at June 30, 2004 and December 31, 2003, respectively. Affecting the increase in stockholders' equity during the first six months of 2004 was $934,874 in net income, $25,167 from the exercise of 1,875 stock options including tax benefit offset by a $602,709 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                                         JUNE 30, 2004                       JUNE 30, 2003
                             -----------------------------------------------------------------------
                                             Well-      Minimum                  Well-      Minimum
                                  Actual  Capitalized   Required     Actual   Capitalized   Required
     -----------------------------------------------------------------------------------------------
     THE COMPANY
     Leverage capital              9.99%      5.00%       4.00%      10.99%       5.00%       4.00%
     Tier 1 risk-based            11.18%      6.00%       4.00%      11.75%       6.00%       4.00%
     Total risk-based             12.39%     10.00%       8.00%      13.01%      10.00%       8.00%

     THE BANK
     Leverage capital              8.53%      5.00%       4.00%       9.24%       5.00%       4.00%
     Tier 1 risk-based             9.54%      6.00%       4.00%       9.81%       6.00%       4.00%
     Total risk-based             10.79%     10.00%       8.00%      11.06%      10.00%       8.00%


COMMITMENTS AND OFF-BALANCE SHEET RISK

The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At June 30, 2004, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

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

There are two interest rate risk measurement techniques that may be used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates.

The following table depicts the Company's GAP position as of June 30, 2004:

RATE SENSITIVITY ANALYSIS

                                               WITHIN        THREE TO       ONE TO         AFTER
                                               THREE          TWELVE         FIVE          FIVE
($ in thousands)                               MONTHS         MONTHS         YEARS         YEARS         TOTAL
----------------------------------------------------------------------------------------------------------------
ASSETS
      Federal funds sold, short-term
         investments and interest-
         earning deposits                     $  30,003      $             $             $            $  30,003
      Securities available for sale               1,230         2,492         6,971        29,476        40,169
      FHLBI and FRB stock                                                                   2,362         2,362
      Fixed rate loans                            8,958        24,250        71,293        25,749       130,250
      Variable rate loans                       251,130                                                 251,130
      Allowance for loan losses                                                                          (5,181)
      Other assets                                                                                       24,883
                                          ----------------------------------------------------------------------
Total assets                                  $ 291,321      $ 26,742      $ 78,264      $ 57,587     $ 473,616
                                          ----------------------------------------------------------------------
LIABILITIES
      Interest-bearing checking               $  20,498      $             $             $            $  20,498
      Savings accounts                           11,002                                                  11,002
      Money market accounts                      92,286                                                  92,286
      Time deposits < $100,000                   17,095        33,588        24,644                      75,327
      Time deposits $100,000 and over            55,454        41,785        42,478                     139,717
      Short-term borrowings                         200                                                     200
      FHLB advances                                             7,500        13,000         6,500        27,000
      Junior subordinated debt                                                              3,608         3,608
      Noninterest-bearing checking                                                                       61,381
      Other liabilities                                                                                   1,331
                                          ----------------------------------------------------------------------
Total liabilities                               196,535        82,873        80,122        10,108       432,350
STOCKHOLDERS' EQUITY                                                                                     41,266
                                          ----------------------------------------------------------------------
Total sources of funds                        $ 196,535      $ 82,873      $ 80,122      $ 10,108     $ 473,616
                                          ----------------------------------------------------------------------
Net asset (liability) GAP                     $  94,786      $(56,131)     $ (1,858)     $ 47,479     $
                                          ----------------------------------------------------------------------
CUMULATIVE GAP                                $  94,786      $ 38,655      $ 36,797      $ 84,276     $
                                          ----------------------------------------------------------------------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                                    20.0%          8.2%          7.8%         17.8%


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

As growth has dictated, the Company began utilizing simulation analysis as a tool for measuring the effects of interest rate risk on the income statement beginning with year-end 2003.

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of June 30, 2004. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

                                                                  PRINCIPAL AMOUNT MATURING IN:
                                 ------------------------------------------------------------------------------------------------
     ($ in thousands)                                                                                                  FAIR VALUE
                                   06/30/05    06/30/06    06/30/07     06/30/08    06/30/09   THEREAFTER    TOTAL      06/30/04
                                 ------------------------------------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans        $ 33,207    $ 16,076    $ 15,346     $ 14,950    $ 24,921    $ 25,750   $ 130,250   $ 129,089
     Average interest rate            5.42%       6.28%       6.19%        6.19%       4.89%       5.40%       5.60%
  Variable interest rate loans       74,359      43,443      48,488       25,903      27,779      31,158     251,130     251,130
     Average interest rate            4.25%       4.21%       4.20%        4.27%       4.18%       4.34%       4.24%
  Fixed interest rate securities      3,722       4,662         394        1,744         171      29,476      40,169      40,169
     Average interest rate            4.38%       3.71%       3.97%        3.82%       4.40%       4.92%       4.67%
  Other interest bearing assets      30,003                                                                   30,003      30,003
     Average interest rate            0.98%                                                                    0.98%

Rate sensitive liabilities:
  Interest bearing checking          20,498                                                                   20,498      20,498
     Average interest rate            0.37%                                                                    0.34%
  Savings accounts                   11,002                                                                   11,002      11,002
     Average interest rate            0.28%                                                                    0.28%
  Money market accounts              92,286                                                                   92,286      92,286
     Average interest rate            0.93%                                                                    0.96%
  Time deposits                     147,924      52,897       8,205        5,683         110         226     215,045     215,429
     Average interest rate            1.81%       2.30%       3.16%        4.22%       3.26%       4.07%       2.05%
  Fixed interest rate
   borrowings                         5,500      13,000                                           10,108      28,608      28,620
     Average interest rate            2.70%       2.58%                                            5.41%       3.32%
  Variable interest rate
   borrowings                         2,200                                                                    2,200       2,200
     Average interest rate            1.53%                                                                    1.53%


ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the second quarter of the 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on April 20, 2004.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2007:

                                            Votes For       Votes Withheld
                                      ------------------------------------
      R.V. Prasad Mantravadi, M.D.          3,556,689           16,575
      Michael J. Mirro, M.D.                3,391,888          181,376
      William G. Niezer                     3,472,718          100,546
      Larry L. Smith                        3,558,689           14,575
      John V. Tippmann                      3,391,888          181,376


     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

      Keith E. Busse            2005       Debra A. Niezer        2006
      Peter T. Eshelman         2005       Donald F. Schenkel     2005
      Michael S. Gouloff        2005       Joseph D. Ruffolo      2006
      Kathryn D. Callen         2006       Irene A. Walters       2005
      Jerome F. Henry, Jr.      2006


(c) Other matters voted upon and the results of the voting were as follows:

     The shareholders voted 3,438,333 in the affirmative and 123,146 in the negative, with 11,785 abstentions, to appoint Crowe Chizek and Company LLC as auditors of the Company for 2004.


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


    (b)  Reports on Form 8-K

           On April 30, 2004, we furnished a current report on Form 8-K dated March 31, 2004 to report, under Item 12 of Form 8-K, our results of operations for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOWER FINANCIAL CORPORATION


Dated:  August 13, 2004                 /s/ Donald F. Schenkel
                                        -------------------------------------
                                        Donald F. Schenkel, Chairman of the
                                        Board, President and Chief Executive
                                        Officer


Dated:  August 13, 2004                 /s/ Michael D. Cahill
                                        -------------------------------------
                                        Michael D. Cahill
                                        Chief Financial Officer and Secretary