Form 10-Q
period 2004-09-30
TOWER FINANCIAL CORP
filed 2004-11-12
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 2004

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

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer
         (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

  Number of shares of the issuer's common stock, without par value, outstanding as of September 30, 2004: 4,003,156.

                                      INDEX

PART I. FINANCIAL INFORMATION

           Item 1.  Financial Statements                                                                      page no.

                    Consolidated Condensed Balance Sheets at
                    September 30, 2004 (unaudited) and December 31, 2003 ...................... ............      3

                    Consolidated Condensed Statements of Operations for
                    the three and nine months ended September 30, 2004
                    and September 30, 2003 (unaudited) .....................................................       4

                    Consolidated Condensed Statements of Comprehensive
                    Income for the three and nine months ended September
                    30, 2004 and September 30, 2003 (unaudited) ............................................       5

                    Consolidated Condensed Statements of Changes in
                    Stockholders' Equity for the nine months ended
                    September 30, 2004 and September 30, 2003
                    (unaudited) ............................................................................       6

                    Consolidated Condensed Statements of Cash Flows for the nine months ended
                    September 30, 2004 and September 30, 2003 (unaudited) ...................... ...........       7

                    Notes to Consolidated Condensed Financial Statements .......................... ........       8

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..................................................................      10

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................... ........      19

           Item 4.  Controls and Procedures ...............................................................       21

PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings ....................................................................      22

             Item 6.  Exhibits and Reports on Form 8-K .....................................................      22

SIGNATURES .................................................................................................      23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At September 30, 2004 and December 31, 2003

                                                                                  (unaudited)
                                                                                  SEPTEMBER 30      DECEMBER 31,
                                                                                     2004               2003
                                                                                  ------------      ------------
ASSETS
Cash and due from banks                                                           $  14,461,863     $  12,708,817
Short-term investments and interest-earning deposits                                  3,297,084         4,017,755
Federal funds sold                                                                   13,521,417        11,115,643
                                                                                  -------------     -------------
       Total cash and cash equivalents                                               31,280,364        27,842,215
Securities available for sale, at fair value                                         43,582,641        24,324,935
FHLB and FRB stock                                                                    2,382,500         2,332,500
Loans                                                                               395,882,505       376,838,578
Allowance for loan losses                                                            (5,707,424)       (5,259,273)
                                                                                  -------------     -------------
       Net loans                                                                    390,175,081       371,579,305
Premises and equipment, net                                                           3,106,069         2,932,580
Accrued interest receivable                                                           1,844,508         1,289,370
Other assets                                                                          5,118,226         6,168,085
                                                                                  -------------     -------------
       Total assets                                                               $ 477,489,389     $ 436,468,990
                                                                                  =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                                             $  57,423,989     $  62,638,230
  Interest-bearing                                                                  343,579,484       300,238,538
                                                                                  -------------     -------------
       Total deposits                                                               401,003,473       362,876,768
Short-term borrowings                                                                   200,000         1,060,000
Federal Home Loan Bank (FHLB) advances                                               28,000,000        27,000,000
Junior subordinated debt                                                              3,608,000         3,608,000
Accrued interest payable                                                                460,564           278,964
Other liabilities                                                                       942,250           736,609
                                                                                  -------------     -------------
       Total liabilities                                                            434,214,287       395,560,341

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
  no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized;
  4,003,156 shares issued and outstanding at September 30, 2004 and 3,942,519 shares issued and
  outstanding at December 31, 2003                                                   37,952,861        37,322,694
Retained earnings                                                                     5,124,926         3,560,844
Accumulated other comprehensive income, net of tax of
  $114,803 at September 30, 2004 and $16,741 at
  December 31, 2003                                                                     197,315            25,111
                                                                                  -------------     -------------
       Total stockholders' equity                                                    43,275,102        40,908,649
                                                                                  -------------     -------------
       Total liabilities and stockholders' equity                                 $ 477,489,389     $ 436,468,990
                                                                                  =============     =============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003

                                                    SEPTEMBER 30                    SEPTEMBER 30
                                          -----------------------------     -----------------------------
                                               2004           2003             2004              2003
                                          ------------     ------------     ------------     ------------
INTEREST INCOME:
      Loans, including fees               $  4,860,428     $  4,354,464     $ 13,798,309     $ 12,755,646
      Securities - taxable                     338,249           72,247          768,233          246,423
      Securities - tax exempt                  138,245           29,950          352,335           71,454
      Other interest income                     62,677           36,868          134,584          134,507
                                          ------------     ------------     ------------     ------------
           Total interest income             5,399,599        4,493,529       15,053,461       13,208,030
INTEREST EXPENSE:
      Deposits                               1,457,706        1,242,841        4,045,185        3,933,029
      Short-term borrowings                        654          (18,163)           4,785           11,294
      FHLB advances                            185,077          150,306          525,638          411,351
      Junior subordinated debt                  81,180           79,335          243,540          238,005
                                          ------------     ------------     ------------     ------------
           Total interest expense            1,724,617        1,454,319        4,819,148        4,593,679
                                          ------------     ------------     ------------     ------------
Net interest income                          3,674,982        3,039,210       10,234,313        8,614,351
PROVISION FOR LOAN LOSSES                      655,000          300,000        1,465,000        1,835,000
                                          ------------     ------------     ------------     ------------
Net interest income after provision
  for loan losses                            3,019,982        2,739,210        8,769,313        6,779,351
NONINTEREST INCOME:
      Trust fees                               429,278          337,974        1,247,611        1,031,318
      Service charges                          152,184          164,075          458,063          472,870
      Loan broker fees                          89,139          259,925          259,555          744,861
      Net gain on sale of securities            14,926                -           18,212          190,766
      Other fees                               167,972          158,339          474,481          448,219
                                          ------------     ------------     ------------     ------------
           Total noninterest income            853,499          920,313        2,457,922        2,888,034
NONINTEREST EXPENSE:
      Salaries and benefits                  1,616,252        1,532,737        4,849,277        4,137,202
      Occupancy and equipment                  428,816          303,888        1,177,610          909,951
      Marketing                                111,778           47,298          412,319          258,354
      Data processing                           98,278           88,353          289,058          260,756
      Loan and professional costs              213,323          202,433          781,425          529,516
      Office supplies and postage              100,766           64,723          260,103          202,662
      Courier services                          74,322           72,975          224,169          209,260
      Business development                      76,140           93,916          230,225          240,409
      Other expense                            192,588          270,982          610,077          965,195
                                          ------------     ------------     ------------     ------------
           Total noninterest expense         2,912,263        2,677,305        8,834,263        7,713,305
                                          ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                     961,218          982,218        2,392,972        1,954,080
Income taxes expense                           332,010          367,240          828,890          723,910
                                          ------------     ------------     ------------     ------------
NET INCOME                                $    629,208     $    614,978     $  1,564,082     $  1,230,170
                                          ============     ============     ============     ============
BASIC EARNINGS PER COMMON SHARE           $       0.16     $       0.16     $       0.40     $       0.31
DILUTED EARNINGS PER COMMON SHARE         $       0.16     $       0.15     $       0.39     $       0.31
Average common shares outstanding            3,947,941        3,932,194        3,945,292        3,931,905
Average common shares and dilutive
  potential common shares outstanding        4,025,947        3,999,995        4,039,567        4,004,821

      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2004 and 2003

                                                      (unaudited)                     (unaudited)
                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30                   SEPTEMBER 30
                                              ---------------------------     ---------------------------
                                                 2004             2003           2004            2003
                                              -----------     -----------     -----------     -----------
Net income                                    $   629,208     $   614,978     $ 1,564,082     $ 1,230,170
Other comprehensive income (loss):
Change in net unrealized appreciation
 (depreciation) on securities available
 for sale, net of tax of $516,609 and
 $(73,951) for the three months ended
 September 30, 2004 and 2003 and $114,803
 and $(167,331) for the nine months
 ended September 30, 2004
 and 2003                                         774,913        (110,926)        172,204        (250,997)
                                              -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME                          $ 1,404,121     $   504,052     $ 1,736,286     $   979,173
                                              ===========     ===========     ===========     ===========

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2004 and 2003 (unaudited)

                                                             COMMON                            ACCUMULATED
                                                            STOCK AND                             OTHER
                                                             PAID-IN            RETAINED      COMPREHENSIVE
                                                             CAPITAL            EARNINGS      INCOME (LOSS)            TOTAL
                                                             -------            --------      -------------         ------------
BALANCE, JANUARY 1, 2003                                    $ 37,190,692       $ 1,760,778     $   223,393          $ 39,174,863
Net income for 2003                                                              1,230,170                             1,230,170
Issuance of 1,010 shares of common
    stock for stock options exercised                             11,850                                                  11,850
Change in net unrealized
  appreciation (depreciation)
  on securities available
  for sale, net of tax of $(167,331)                                                              (250,997)             (250,997)
                                                            ------------       -----------     -----------          ------------
BALANCE, SEPTEMBER 30, 2003                                 $ 37,202,542       $ 2,990,948     $   (27,604)         $ 40,165,886
                                                            ============       ===========     ===========          ============
BALANCE, JANUARY 1, 2004                                    $ 37,322,694       $ 3,560,844     $    25,111          $ 40,908,649
Net income for 2004                                                              1,564,082                             1,564,082
Issuance of 60,637 shares of common
    stock for stock options exercised                            630,167                                                 630,167
Change in net unrealized
  appreciation (depreciation)
  on securities available
  for sale, net of tax of $114,803                                                                 172,204               172,204
                                                            ------------       -----------     -----------          ------------
BALANCE, SEPTEMBER 30, 2004                                 $ 37,952,861       $ 5,124,926     $   197,315          $ 43,275,102
                                                            ============       ===========     ===========          ============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003

                                                                 (unaudited)           (unaudited)
                                                               NINE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                               --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  1,564,082          $  1,230,170
     Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                                513,903               362,647
         Provision for loan losses                                  1,465,000             1,835,000
         Earnings on life insurance                                   (55,468)             (106,499)
         Net gain on sale of securities                               (18,212)             (190,766)
         FHLB stock dividend                                          (50,000)                    -
         Change in accrued interest receivable                       (555,138)             (260,563)
         Change in other assets                                       990,524              (539,939)
         Change in accrued interest payable                           181,600               (12,587)
         Change in other liabilities                                  205,642              (665,212)
         Origination of loans held for sale                                 -           (16,402,150)
         Proceeds from sales of loans held for sale                         -            22,063,647
                                                                 ------------          ------------
            Net cash from operating activities                      4,241,933             7,313,748
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans                                          (26,361,004)          (53,571,964)
     Purchase of securities available for sale                    (27,336,538)           (6,650,850)
     Proceeds from maturities of securities
        available for sale                                          1,486,280             4,352,098
     Proceeds from sale of securities
        available for sale                                          6,840,139             3,174,780
     Purchase of FHLB and FRB stock                                                         (27,700)
     Purchase of life insurance                                                          (3,000,000)
     Proceeds from sale of participation loans                      6,300,228
     Purchase of equipment and leasehold
        expenditures                                                 (629,760)             (447,571)
                                                                 ------------          ------------
         Net cash from investing activities                       (39,700,655)          (56,171,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                        38,126,705            52,879,595
     Net change in short-term borrowings                             (860,000)
     Proceeds from issuance of common stock
        from exercise of stock options and tax benefits               630,166                11,850
     Proceeds from FHLB advances                                   16,000,000             8,500,000
     Repayment of FHLB advances                                   (15,000,000)          (11,000,000)
                                                                 ------------          ------------
         Net cash from financing activities                        38,896,871            50,391,445
                                                                 ------------          ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             3,438,149             1,533,986
Cash and cash equivalents, beginning of period                     27,842,215            36,168,679
                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 31,280,364          $ 37,702,665
                                                                 ============          ============
Supplemental disclosures of cash flow information
 Cash paid during the year for:
     Interest                                                    $  4,637,548          $  4,606,266
     Income taxes net of refund                                      (603,665)            1,218,076

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

      b. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2004 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and September 30, 2003. The results for the period ended September 30, 2004 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003, 2002, and 2001 and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30                         SEPTEMBER 30
                                                 -------------------------------     -------------------------------
                                                    2004                2003             2004               2003
                                                 -------------     -------------     -------------     -------------
Net income as reported                           $     629,208     $     614,978     $   1,564,082     $   1,230,170
Deduct: Stock-based compensation expense
    determined under fair value-based method           (21,134)          (41,815)          (58,761)         (103,729)
                                                 -------------     -------------     -------------     -------------
Pro forma net income                             $     608,074     $     573,163     $   1,505,321     $   1,126,441
                                                 =============     =============     =============     =============
Basic earnings per share as reported             $        0.16     $        0.16     $        0.40     $        0.31
Pro forma basic earnings per share                        0.15              0.15              0.38              0.29
Diluted earnings per share as reported                    0.16              0.15              0.39              0.31
Pro forma diluted earnings per share                      0.15              0.14              0.37              0.28

            The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                 SEPTEMBER 30
                                      ------------------------    -------------------------
                                        2004            2003          2004          2003
                                        ----            ----          ----          ----
Risk-free interest rate                   3.89%          3.83%          4.22%          3.20%
Expected option life                  7.0 years      8.0 years     7.57 years      8.0 years
Expected stock price volatility          36.67%         28.07%         36.80%         25.74%
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

NOTE 2 - EARNINGS PER SHARE

      The following table reflects the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2004 and 2003. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 71,500 and 79,550 and 0 and 39,100 for the three-month and nine-month periods ended September 30, 2004 and 2003 respectively.

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                  -------------------------     --------------------------
                                                     2004           2003           2004           2003
                                                     ----           ----           ----           ----
BASIC
Net income                                        $  629,208     $  614,978     $1,564,082     $1,230,170
                                                  ----------     ----------     ----------     ----------
Weighted average common shares outstanding         3,947,941      3,932,194      3,945,292      3,931,905
                                                  ----------     ----------     ----------     ----------
Basic earnings per common share                   $     0.16     $     0.16     $     0.40     $     0.31
DILUTED

Net income                                        $  629,208     $  614,978     $1,564,082     $1,230,170
                                                  ----------     ----------     ----------     ----------
Weighted average common shares outstanding         3,947,941      3,932,194      3,945,292      3,931,905
Add:  dilutive effect of assumed stock option
   exercises                                          78,006         67,801         94,000         72,916
                                                  ----------     ----------     ----------     ----------
Weighted average common shares and dilutive
   potential common shares outstanding             4,025,947      3,999,995      4,039,292      4,004,821
                                                  ----------     ----------     ----------     ----------
Diluted earnings per common share                 $     0.16     $     0.15     $     0.39     $     0.31

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

      At September 30, 2004, options for 332,491 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $14.00 per share. Of the total options outstanding, options for 269,959 shares were vested and exercisable at September 30, 2004. During the third quarter of 2004, 5,650 options were granted at a price of $12.90 per share, 10,750 non-vested options were forfeited, and 58,762 shares of options were exercised for $605,500. During the third quarter of 2003, there were 3,000 options granted at a price of $13.50 per share and there were no options forfeited.

NOTE 4 - CONTINGENCY LOSS

In the fourth quarter of 2002, the Company's audit results showed stale-dated receivables existed in a mortgage operating account. Further investigation by the Company during 2003 uncovered unauthorized mortgage loans and improper mortgage activity in the operating account. An employee of the Company was terminated as a result of this investigation, and management made appropriate changes to internal controls in 2003. During 2002 and 2003, a total of $1.4 million in pretax special charges was recorded to address these identified issues (excluding any professional expenses incurred to investigate, document and support the Company's related insurance claim) and an additional $225,000 of professional expenses have been added through September 30, 2004. The Company believes that it has substantially completed its investigation into this matter and that it has identified the majority of the resulting losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of September 30, 2004 and December 31, 2003 and results of operations for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003. This discussion should be read in conjunction with the Company's consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

FINANCIAL CONDITION

The Company continued to experience growth in the third quarter of 2004. Total assets of the Company were $477.5 million at September 30, 2004 compared to total assets at December 31, 2003 of $436.5 million. The 9.4% increase in assets was mainly due to an increase in investments, cash and cash equivalents and loans and was supported by a $38.1 million inflow of funds from deposit growth at the Bank during the first nine months of 2004. While assets increased during the first nine months of 2004, the rate of growth was less than in the first nine months of 2003 and the substantial growth experienced during the previous years since the Bank began operations. The growth during previous quarters was also a result of deposit growth at the Bank. Management believes that the smaller growth levels reflected during the last few quarters have been a result of a lagging local economy. As the Bank is in its sixth year of operation, the Company anticipates that, in the near-term, assets will increase at a volume similar to our more recent rate of growth as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $31.3 million at September 30, 2004, a $3.5 million, or 12.6%, increase from $27.8 million at December 31, 2003. Securities available for sale were $43.6 million at the end of the first nine months of 2004, an increase of $19.3 million from December 31, 2003. The net increase in cash and cash equivalents during the first nine months of 2004 was reflective of the cash needs of the Bank relative to anticipated loan growth, the purchase of investments and normal daily liquidity activity offset by the increase in deposits during the third quarter ended September 30, 2004. The increase in securities available for sale was a result of planned purchases of investments to continue to diversify the earning assets as part of our liquidity and asset and liability management strategies.

Loans. Total loans were $395.5 million at September 30, 2004 reflecting a 5.0% increase from total loans of $376.8 million at December 31, 2003. Loan growth in the first nine months of 2004 occurred in the mortgage and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 79.2% at September 30, 2004 and at December 31, 2003. Management believes that the decrease in aggregate loan growth during the first nine months of 2004 was the result of slow local market economic conditions.

The following table summarizes the composition of the loan portfolio at the dates indicated:

                                    SEPTEMBER 30, 2004             DECEMBER 31, 2003
                            ------------------------------    -----------------------------
                              BALANCE                  %        BALANCE                  %
                            ------------            -----     ------------            -----
Commercial                  $192,435,156             48.7%    $198,063,494             52.6%
Commercial real estate       120,641,634             30.5%     100,309,154             26.6%
Residential real estate       43,673,822             11.0%      40,648,402             10.8%
Home equity                   27,191,391              6.9%      25,943,402              6.9%
Consumer                      11,571,416              2.9%      11,593,808              3.1%
                            ------------            -----     ------------            -----
     Total loans             395,513,419            100.0%     376,558,260            100.0%
Net deferred loan costs          369,086                           280,318
Allowance for loan losses     (5,707,424)                       (5,259,273)
                            ------------                      ------------
     Net loans              $390,175,081                      $371,579,305
                            ============                      ============


Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing and all nonaccrual loans. Nonperforming assets have increased from $2.0 million, or 0.46% of total assets, at December 31, 2003 to $4.9 million, or 1.02% of total assets, at September 30, 2004. The increase in nonperforming assets relates primarily to one commercial loan of $3.3 million that was recorded as nonaccrual during the third quarter of 2004. This was offset by a slight decrease in other nonperforming assets that were restructured, worked out or charged off. Additionally, a new commercial OREO property with a fair market value of $400,000 was recorded on the books during the third quarter of 2004. This represents a net increase in OREO assets of $320,000 as the $80,000 property held at December 31, 2003 was sold during the first quarter of 2004. Total impaired loans at September 30, 2004 were $4.7 million and included all nonaccrual loans in addition to one commercial credit of $534,725 recorded as a troubled debt restructuring. At September 30, 2004, management believes it has allocated adequate specific allowances for these risks of $1.2 million. Impaired loans at December 31, 2003 were $2.2 million with specific allowances for these risks of $807,000.

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                             SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                             ------------------    -----------------
Loans past due over 90 days and still accruing                   $   346,086        $    290,375
Nonaccrual loans                                                   4,144,228           1,614,447
                                                                 -----------         -----------
     Total nonperforming loans                                   $ 4,490,314         $ 1,904,822
Other real estate owned                                              400,000              80,000
                                                                 -----------         -----------
     Total nonperforming assets                                  $ 4,890,314         $ 1,984,822
                                                                 ===========         ===========
Nonperforming assets to total assets                                   1.02%               0.46%
Nonperforming loans to total loans                                     1.13%               0.51%

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

The allowance for loan losses at September 30, 2004 was $5.7 million or 1.44% of total loans outstanding, a slight increase from $5.3 million, or 1.40%, at December 31, 2003. The provision for loan losses during the first nine months of 2004 was $1,465,000 compared to $1,835,000 in the first nine months of 2003.

The table below summarizes the allowance allocations by type as of the indicated dates:

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------
Specific allocations                      $  3,812,000          $  3,287,000
Loan pool percentage allocations             1,857,000             1,862,000
Unallocated                                     38,424               110,273
                                          ------------          ------------
   Total allowance for loan losses        $  5,707,424          $  5,259,273
                                          ============          ============

In general, the addition to the allowance during the first nine months of 2004 was directly attributable to the amount of loan growth and net charge-off activity during the period and also attributable to risk factors, such as watchlist directed specific allocations as well as peer bank loss experience. Net charge-offs for the first nine months of 2004 were $1,043,792 compared to $984,703 for the first nine months of 2003. The charge-offs during the first nine months ended September 30, 2004 were primarily attributable to several commercial loans. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the nine months of 2004 by $2.6 million and were $4.5 million at September 30, 2004. As a result of the increased level of nonperforming loans at September 30, 2004, specific allocations of the loss allowance increased by $525,000 from December 31, 2003. The amount of the allowance allocated for loan pools stayed essentially flat during the first nine months as a net result of increased loans outstanding, which was offset by a decrease in loss experience percentages mainly for commercial loans.

Subsequent to the end of the third quarter of 2004, management entered into an agreement to sell the $3.3 million non-accrual commercial real estate credit to an unrelated third party. This transaction closed on October 22, 2004 with the company receiving $2.3 million in cash. The resultant loss of $983,000 will be charged off in the fourth quarter of 2004. This loss was specifically reserved for in the September 30, 2004 allowance. Had this loan been charged off at September 30, 2004, the allowance for losses would have been 1.20% of the total loans outstanding with the reduction being in specific allocations. The nonperforming assets to total assets would have decreased to 0.33% from its stated level of 1.02%.

Management considers the allowance for loan losses at September 30, 2004 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additional provisions for the allowance are expected during 2004 as a result of anticipated increases in the total loan portfolio.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                                     2004              2003
                                                                     ----              ----
Beginning balance, January 1                                     $   5,259,272    $   4,745,672
Provision charged to operating expense                               1,465,000        1,835,000
Charge-offs                                                         (1,043,792)        (984,703)
Recoveries                                                              26,944           32,788
                                                                 -------------    -------------
      Ending balance, September 30                               $   5,707,424    $   5,628,757
                                                                 =============    =============
Net charge-offs to average loans (annualized)                             0.27%            0.36%

Other Assets. The $1.1 million decrease in other assets was mainly attributable to the $1.5 million reduction of the tax assets in the first nine months of 2004. This reduction in tax assets is offset somewhat by a $320,000 increase in OREO assets and a $55,000 increase in BOLI.

Deposits. Total deposits were $401.0 million at September 30, 2004 compared to total deposits at December 31, 2003 of $362.9 million. Deposit growth has been significant since the Bank commenced operations, resulting from new and existing deposit accounts established from the business, consumer and the municipal sectors. Deposit growth during the first nine months of 2004 was reflected mainly in time deposits under $100,000 and time deposits $100,000 and over. Growth was approximately $7.2 million in time deposits under $100,000 and $25.2 million in time deposits $100,000 and over. Money market accounts increased by $8.7 million during the first nine months mostly attributable to a decrease in public funds accounts while noninterest bearing demand deposits also reflected a decrease of $5.2 million. The majority of the growth during the first nine months of 2004 was from brokered CD accounts. While the vast majority of overall deposit funding had previously come from the local market, growth in the first nine months of 2004 was generated from brokered CDs over $100,000 which grew during the first nine months by $33.9 million and reached $59.1 million at September 30, 2004 or 14.7% of the total deposit portfolio. The amount of brokered CDs at December 31, 2003 was $25.2 million. This increase in brokered deposits was a result of a significant amount of public funds withdrawn during the first quarter of 2004 and a need for funding to cover anticipated asset growth, over what could be generated quickly in the local market.

The following table summarizes the Company's deposit balances at the dates indicated:

                               SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                BALANCE          %        BALANCE         %
                              ---------------------     ---------------------
Noninterest-bearing demand     $ 57,423,989    14.3%   $ 62,638,230     17.3%
Interest-bearing checking        24,732,532     6.2%     23,543,523      6.5%
Money market                    106,959,343    26.7%     98,250,351     27.1%
Savings                          11,617,023     2.9%     10,575,908      2.9%
Time, under $100,000             70,257,046    17.5%     63,028,461     17.4%
Time, $100,000 and over         130,013,540    32.4%    104,840,295     28.8%
                               ------------   -----    ------------    -----
     Total deposits            $401,003,473   100.0%   $362,876,768    100.0%
                               ============   =====    ============    =====

Borrowings. Short-term borrowings, which were entirely comprised of overnight federal funds purchased from one correspondent bank decreased to $200,000 at September 30, 2004 from $1.1 million at December 31, 2003. In addition to federal funds purchased, the Company also had borrowings in the amount of $28.0 million in Federal Home Loan Bank ("FHLB") advances at September 30, 2004 and $27.0 million at December 31, 2003. Two of the FHLB advances mature in 2011, and each of these have quarterly call features. One of the remaining advances is a short-term daily variable rate advance and the other six are bullet advances and mature in a range from December 2004 through March 2006.

Other Liabilities. Other liabilities increased $205,641 from year-end 2003. The increase in other liabilities was primarily related to the increase in payables at September 30, 2004.

RESULTS OF OPERATIONS

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2004 reflected net income of $629,208, or $0.16 per diluted share. This was a $14,321, or 2.3%, increase over 2003's third quarter net income of $614,887, or $0.15 per diluted share. The operating results for the three-month period ended September 30, 2004 were favorable compared to the same period in 2003 primarily because earning assets grew, providing higher net interest income. This was offset partially by lower noninterest income and higher noninterest expense, which is discussed below in more detail.

The increase in total revenue for the third quarter of 2004 as compared to the prior year was positive, as total revenue, defined as net interest income plus total noninterest income, increased by 14.4%. For the three-month period ended September 30, 2004, net interest income increased 20.9%, while total noninterest income decreased 7.3% from the same period one year ago primarily due to lower loan broker fee income.

PERFORMANCE RATIOS                      SEPTEMBER 30
------------------                 ---------------------
                                    2004           2003
                                    ----           ----
Return on average assets *          0.53%           0.60%
Return on average equity *          5.93%           6.12%
Net interest margin *               3.30%           3.06%
Efficiency ratio                   64.30%          67.62%

* annualized

Net Interest Income. Interest income for the three-month periods ended September 30, 2004 and 2003 was $5.4 million and $4.5 million, respectively, while interest expense for the third quarter was $1.7 million in 2004 and $1.5 million in 2003, resulting in net interest income of $3.7 million for the third quarter of 2004 and $3.0 million for the third quarter of 2003. The increase during each quarter of 2004 and 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the third quarter of 2004 was 3.30%, while the net interest margin for the third quarter of 2003 was 3.06%. The increase in net interest margin was mainly due to significant growth in earning assets over interest bearing liabilities during an environment of minimal rate increases. The yield on earning assets increased 36 basis points during the period while cost of funds increased 9 basis points improving our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                AT AND FOR THE THREE MONTH PERIOD ENDED
                                                     ---------------------------------------------------------------------
                                                            SEPTEMBER 30, 2004                    SEPTEMBER 30, 2003
                                                     ---------------------------------  -----------------------------------
                                                                 INTEREST   ANNUALIZED                INTEREST   ANNUALIZED
                                                    AVERAGE       EARNED       YIELD      AVERAGE      EARNED       YIELD
($ in thousands)                                    BALANCE       OR PAID     OR COST     BALANCE      OR PAID     OR COST
----------------                                    -------       -------     -------     -------      -------     -------
ASSETS
Short-term investments and
  interest-earning deposits                        $   6,572     $    24       1.46%    $   5,559     $    13       0.93%
Federal funds sold                                    12,177          39       1.28%       10,515          24       0.91%
Securities - taxable                                  31,154         339       4.36%        9,138          72       3.13%
Securities - tax exempt (1)                           12,563         209       6.67%        3,196          46       5.71%
Loans held for sale                                        -           -       0.00%          725           9       4.93%
Loans                                                387,269       4,860       5.03%      366,453       4,345       4.70%
                                                   ---------     -------                ---------     -------
   Total interest-earning assets                     449,735       5,471       4.88%      395,586       4,509       4.52%
Allowance for loan losses                             (5,261)                              (5,623)
Cash and due from banks                               12,580                               10,505
Other assets                                          10,088                                9,444
                                                   ---------                            ---------
   Total assets                                    $ 467,142                            $ 409,912
                                                   =========                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                          $  23,652     $    22       0.37%    $  17,401        $ 15       0.34%
Savings                                               11,694           9       0.31%       10,644           8       0.30%
Money market                                          96,912         262       1.08%      116,461         317       1.08%
Certificates of deposit                              206,434       1,165       2.26%      155,847         903       2.30%
Short-term borrowings                                    200           1       2.01%        1,705         (18)     -4.31%
FHLB advances                                         26,570         185       2.79%       19,000         150       3.14%
Junior subordinated debt                               3,608          81       9.00%        3,500          79       8.95%
                                                   ---------     -------                ---------     -------
   Total interest-bearing liabilities                369,070       1,725       1.87%      324,558       1,454       1.78%
Noninterest-bearing checking                          54,788                               44,915
Other liabilities                                      1,226                                  564
Stockholders' equity                                  42,058                               39,875
                                                   ---------                            ---------
   Total liabilities and stockholders' equity      $ 467,142                            $ 409,912
                                                   =========                            =========
NET INTEREST INCOME                                              $ 3,746                              $ 3,055
                                                                 =======                              =======
RATE SPREAD                                                                    3.01%                                2.74%
NET INTEREST INCOME AS A PERCENT
  OF AVERAGE EARNING ASSETS                                                    3.30%                                3.06%
                                                                               ====                                 ====

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $655,000 during the third quarter of 2004 as compared to $300,000 for the third quarter of 2003. $400,000 of provision relates to a single commercial loan that was taken to nonaccrual during the third quarter of 2004. The remaining provision recorded for the third quarter of 2004 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at September 30, 2004 totaled $5.7 million and was 1.44% of total loans outstanding on that date. Total net charge-offs for the three-month period ended September 30, 2004 were $139,010 and were $201,560 during the same period a year ago.

Noninterest Income. Noninterest income was $853,499 during the third quarter of 2004. This was a $66,814, or 7.3%, decrease compared to the third quarter of 2003. The decrease in noninterest income from the comparable period was reflected primarily in loan brokered service fees, which decreased $170,786 to $89,139. This category decreased due to lower loan origination volume in 2004 compared to 2003. Trust services fee income increased $91,304 from the third quarter of 2003 to $429,278 for the three-month period ended September 30, 2004, reflective of more assets under management.

Noninterest Expense. Noninterest expense was $2.9 million for the third quarter of 2004 while noninterest expense for the three-month period ended September 30, 2003 was $2.7 million. The main components of noninterest expense for the third quarter of 2004 were salaries and benefits of $1.6 million, occupancy and equipment costs of $428,816, and loan and professional costs in the amount of $213,323 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 5.5% increase in salaries and benefits reflects 10.1% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, an incentive compensation program that was not in place at September 30, 2003 due to the unauthorized mortgage issue, and significant benefit cost increases. Excluding personnel expenses, noninterest expenses increased 13.2%, largely reflecting a $114,928 or 41.1% increase in occupancy and equipment due to the Waynedale branch that opened in January 2004 and the new Wealth Management area that opened in downtown Fort Wayne early in the second quarter of 2004.

Income Taxes. During the quarters ended September 30, 2004 and 2003, the Company recorded $332,010 and $367,240, respectively, in income taxes expense. The effective tax rate recorded was 34.5% for 2004 as compared to 37.4% for 2003. The decreased effective tax rate in 2004 was mainly from the tax effect of additional tax-exempt investments held during 2004 compared to 2003.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2004 reflected net income of $1,564,082 or $0.39 per diluted share. This was a $333,912 or 27.1% increase from 2003's nine-month period net income of $1,230,170. Net income per diluted share for the nine-month period ended September 30, 2003 was $0.31. The operating results for the nine-month period ended September 30, 2003 were adversely affected by total pretax special charges of $965,000 for losses discovered in the Company's residential mortgage operation. During the first nine months of 2003, special charges were recorded as a $600,000 addition to the provision for loan losses for unauthorized mortgage loans and a $365,000 addition to other expense for improper mortgage transactions and other unreconciled activity in a mortgage operating account. See Note 4 of the Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.

The increase in total revenue for the first nine months of 2004 as compared to the prior year period was 10.3%. For the nine-month period ended September 30, 2004, net interest income increased 18.8% and total noninterest income decreased 14.9% from the same period one year ago, primarily due to a decrease in loan brokerage fees of $485,306 or 65.2%, and a decrease in net gain on sale of investments of $190,756, or 100%. The first nine months of 2003 benefited from the gains on sale of investments and the higher volume of mortgage loan refinancing that has not affected the first nine months of 2004.

                                     SEPTEMBER 30
                                     ------------
PERFORMANCE RATIOS                   2004   2003
------------------                   ----   ----
Return on average assets *           0.46%   0.42%
Return on average equity *           5.02%   4.15%
Net interest margin *                3.19%   3.05%
Efficiency ratio                    69.60%  67.01%
* annualized

Net Interest Income. Interest income for the nine-month periods ended September 30, 2004 and 2003 was $15.1 million and $13.2 million, respectively, while interest expense was $4.8 million through September 30, 2004 and $4.6 million through September 30, 2003, resulting in net interest income of $10.2 million for the first nine-month period of 2004 and $8.6 million for the first nine-month period of 2003. The increase during the first nine months of 2004 over 2003 in net interest income was reflective of the general growth in loans and other earning assets during those periods. The net interest margin for the first nine months of 2004 was 3.19%, while the net interest margin for the first nine months of 2003 was 3.05%. This increase in net interest margin was primarily due to a 0.75% increase in the prime lending rate. As of September 30, 2004, approximately 70% of the loan portfolio was tied to the prime rate. Deposit rates did not increase as quickly as the lending rate during this time.

The following table reflects the average balance, interest earned or paid and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                                 AT AND FOR THE NINE MONTH PERIODS ENDED
                                                ----------------------------------------------------------------------
                                                       SEPTEMBER 30, 2004                   SEPTEMBER 30, 2003
                                                 --------------------------------    ---------------------------------
                                                            INTEREST   ANNUALIZED                INTEREST   ANNUALIZED
                                                AVERAGE      EARNED       YIELD       AVERAGE     EARNED       YIELD
($ in thousands)                                BALANCE      OR PAID     OR COST      BALANCE     OR PAID     OR COST
----------------                                -------     --------   ---------     --------    --------   ---------
ASSETS
Short-term investments and
  interest-earning deposits                      $   5,558    $     48    1.15%       $   4,844   $    44       1.21%
Federal funds sold                                  11,989          86    0.96%          12,609        91       0.96%
Securities - taxable                                24,801         769    4.14%           9,527       247       3.47%
Securities - tax exempt (1)                         11,005         533    6.47%           2,579       108       5.60%
Loans held for sale                                      -           -    0.00%           1,017        42       5.52%
Loans                                              382,268      13,798    4.82%         348,879    12,713       4.87%
                                                 ---------    --------                ---------   -------
   Total interest-earning assets                   435,621      15,234    4.67%         379,455    13,245       4.67%
Allowance for loan losses                          (5,261)                              (5,269)
Cash and due from banks                             12,367                                9,690
Other assets                                        10,153                                8,637
                                                 ---------                            ---------
   Total assets                                  $ 452,880                            $ 392,513
                                                 =========                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking                        $  22,592    $     59    0.35%       $  16,726      $ 61       0.49%
Savings                                             11,154          24    0.29%           9,848        40       0.54%
Money market                                        92,234         659    0.95%         105,165       928       1.18%
Certificates of deposit                            200,163       3,303    2.20%         154,199     2,905       2.52%
Short-term borrowings                                  597           4    0.89%           1,318        11       1.12%
FHLB advances                                       26,857         526    2.62%          19,699       411       2.79%
Junior subordinated debt                             3,608         244    9.03%           3,500       238       9.09%
                                                 ---------    --------                ---------   -------
   Total interest-bearing liabilities              357,205       4,819    1.80%         310,455     4,594       1.98%
Noninterest-bearing checking                        52,213                               41,433
Other liabilities                                    1,773                                  983
Stockholders' equity                                41,689                               39,642
                                                 ---------                            ---------
   Total liabilities and stockholders' equity    $ 452,880                            $ 392,513
                                                 =========                            =========
NET INTEREST INCOME                                           $ 10,415                            $ 8,651
                                                              ========                            =======
RATE SPREAD                                                               2.87%                                 2.69%
NET INTEREST INCOME AS A PERCENT
  OF AVERAGE EARNING ASSETS                                               3.19%                                 3.05%
                                                                          ====                                  ====

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.5 million during the first nine months of 2004 as compared to $1.8 million for the first nine months of 2003. Total net charge-offs for the nine-month period ended September 30, 2004 were $1,043,792 and were $984,703 during the same period a year ago. At September 30, 2004, nonperforming loans amounted to $4.5 million, of which $346,086 was still accruing but past due 90 days or more. Nonperforming loans at September 30, 2003 were $1.7 million, of which $150,488 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $2.5 million during the first nine months of 2004. This was a $430,112, or 14.9%, decrease from the first nine months of 2003. The decrease in noninterest income from the comparable period was mainly attributable to a 65.2% decrease in loan broker fees from mortgage originations, and a 100% decrease in net gain on sale of securities. These decreases were partially offset by a 21.0% growth in fees from trust services resulting from more assets under management.

Noninterest Expense. Noninterest expense was $8.9 million for the first nine months of 2004 while noninterest expense for the nine-month period ended September 30, 2003 was $7.7 million. Noninterest expense totals for the first nine months of 2004 were higher than those for the first nine months of 2003 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing locations, as well as the opening of a fourth new branch office in January 2004 and the new Wealth Management area that opened in downtown Fort Wayne early in the second quarter of 2004. Noninterest expense for the first nine months of 2004 also included higher benefit costs and lower contra deferred costs from slower loan production. The main components of noninterest expense for the first nine months of 2004 were salaries and benefits of $4.9 million, occupancy and equipment costs of $1.2 million, and loan and professional costs in the amount of $781,425. The 17.2% increase in salaries and benefits from the first nine months of 2003 reflects 10.1% growth in full-time employees as part of our expansion activities throughout the last twelve months, an incentive compensation program that was not in place at September 30, 2003 due to the unauthorized mortgage issue, and significant benefit cost increases. The large increase in loan and professional costs reflects significant costs incurred in the proof of mortgage losses related to our current insurance claim resulting form the unauthorized mortgage issue.

Income Taxes. During the nine-month periods ended September 30, 2004 and 2003, the Company recorded $828,890 and $723,910, respectively, in income taxes expense. The effective tax rate was 34.4% for 2004 as compared to 37.1% for 2003. The reduced effective tax rate in 2004 compared to 2003 was attributable to a higher level of tax-exempt security income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first three quarters of 2004, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $89.0 million, or 20.4% of the Company's total funding, at September 30, 2004. Total deposits at September 30, 2004 were $401.0 million and the loan to deposit ratio was 98.7%. Total borrowings at September 30, 2004 were $31.8 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from in-market sources, as funds are available through the marketing of products and the development of branch locations. Additionally, the Company and the Bank will continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $43.3 million and $40.9 million at September 30, 2004 and December 31, 2003, respectively. Affecting the increase in stockholders' equity during the first nine months of 2004 was $1,564,082 in net income, $630,167 from the exercise of 60,637 stock options including tax benefit, and a $172,204 increase in the unrealized appreciation of securities available for sale, net of tax.

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

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                                            SEPTEMBER 30, 2004                 SEPTEMBER 30, 2003
                                     ----------------------------       ------------------------------
                                               Well-       Minimum                  Well-      Minimum
                                     Actual  Capitalized  Required      Actual    Capitalized  Required
                                     ------  -----------  --------      ------    -----------  --------
THE COMPANY
Leverage capital                       9.97%      5.00%    4.00%         10.65%       5.00%     4.00%
Tier 1 risk-based                      8.00%      6.00%    4.00%         11.38%       6.00%     4.00%
Total risk-based                      12.39%     10.00%    8.00%         12.63%      10.00%     8.00%
THE BANK
Leverage capital                       8.44%      5.00%    4.00%          9.00%       5.00%     4.00%
Tier 1 risk-based                      9.46%      6.00%    4.00%          9.61%       6.00%     4.00%
Total risk-based                      10.71%     10.00%    8.00%         10.86%      10.00%     8.00%

COMMITMENTS AND OFF-BALANCE SHEET RISK

The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At September 30, 2004, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, on March 24, 2004, the Company signed an addendum to its original operating lease with Tippmann Properties, Inc, for additional space at its headquarters location with a remaining term through December 31, 2013 and total aggregate rental payments through the remainder of the term of $5.7 million.

SUBSEQUENT EVENT

On November 11, 2004, the Company entered into a settlement agreement with its insurance carrier for $885,000, which will be recorded as miscellaneous income upon receipt. Net funds in the amount of $860,000, $885,000 less a $25,000 deductible, are scheduled to be received by the Company before the end of November 2004.

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

The following table depicts the Company's GAP position as of September 30, 2004:

RATE SENSITIVITY ANALYSIS

                                          WITHIN       THREE TO      ONE TO      AFTER
                                          THREE         TWELVE        FIVE       FIVE
     ($ in thousands)                     MONTHS        MONTHS        YEARS      YEARS       TOTAL
     ----------------                     ------        ------        -----      -----       -----
ASSETS

       Federal funds sold, short-term
          investments and interest-
          earning deposits               $  16,819     $             $          $           $ 16,819
       Securities available for sale          (151)          670      10,016      33,047      43,582
       FHLBI and FRB stock                                                         2,383       2,383
       Fixed rate loans                      7,806        26,157      73,415      26,563     133,941
       Variable rate loans                 261,592                                           261,592
       Allowance for loan losses                                                              (5,707)
       Other assets                                                                           24,879
                                         ---------     ---------     -------    --------    --------
Total assets                             $ 286,066     $  26,827     $83,431    $ 61,993    $477,489
                                         ---------     ---------     -------    --------    --------
LIABILITIES

       Interest-bearing checking         $  24,733     $             $          $           $ 24,733
       Savings accounts                     11,617                                            11,617
       Money market accounts               106,959                                           106,959
       Time deposits < $100,000              9,244        33,492      27,515           6      70,257
       Time deposits $100,000 and over      42,990        52,620      34,403                 130,013
       Short-term borrowings                   200                                               200
       FHLB advances                         2,000         5,500      13,000       7,500      28,000
       Junior subordinated debt                                                    3,608       3,608
       Noninterest-bearing checking                                                           57,424
       Other liabilities                                                                       1,403
                                         ---------     ---------     -------    --------    --------
Total liabilities                          197,743        91,612      74,918      11,114     434,214
STOCKHOLDERS' EQUITY                                                                          43,275
                                         ---------     ---------     -------    --------    --------
Total sources of funds                   $ 197,743     $  91,612     $74,918    $ 11,114    $477,489
                                         ---------     ---------     -------    --------    --------
Net asset (liability) GAP                $  88,323     $ (64,785)    $ 8,513    $ 50,879    $
                                         ---------     ---------     -------    --------    --------
CUMULATIVE GAP                           $  88,323     $  23,538     $32,051    $ 82,930    $
                                         ---------     ---------     -------    --------    --------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                               18.5%          4.9%        6.7%       17.4%

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of September 30, 2004. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

                                                              PRINCIPAL AMOUNT MATURING IN:
                                                              -----------------------------
              ($ in thousands)                                                                                            FAIR VALUE
                                        09/30/05    09/30/06   09/30/07    09/30/08    09/30/09  THEREAFTER    TOTAL       9/30/2004
                                        --------    --------   --------    --------    --------  ----------  ---------     ---------
Rate sensitive assets:
  Fixed interest rate loans             $ 33,963     $14,763   $17,437    $ 15,800    $ 25,417   $ 26,561    $ 133,941    $ 132,237
    Average interest rate                   5.78%       6.42%     6.27%       6.16%       5.23%      5.49%        5.78%
  Variable interest rate loans            83,517      49,315    45,220      27,533      24,811     31,196      261,592      261,592
    Average interest rate                   4.95%       4.92%     4.94%       5.06%       4.95%      5.09%        4.95%
  Fixed interest rate securities             520       3,300     1,355       2,000       3,361     33,047       43,583       43,583
    Average interest rate                   4.73%       2.48%     3.01%       3.63%       4.10%      4.52%        4.25%
  Other interest bearing assets           16,819                                                                16,819       16,819
    Average interest rate                   1.65%                                                                 1.65%

Rate sensitive liabilities:
  Interest bearing checking               24,733                                                                24,733        24,733
    Average interest rate                   0.37%                                                                 0.37%
  Savings accounts                        11,617                                                                11,617        11,617
    Average interest rate                   0.37%                                                                 0.37%
  Money market accounts                  106,959                                                               106,959       106,959
    Average interest rate                   1.11%                                                                 1.11%
  Time deposits                          138,345      48,431     9,377       3,785         327          6      200,271       200,367
    Average interest rate                   1.95%       2.51%     3.78%       3.93%       4.02%      1.24%        2.21%
  Fixed interest rate

   borrowings                              5,500      13,000                                       10,108       28,608        28,620
    Average interest rate                   2.70%       2.58%                                        5.41%        3.60%
  Variable interest rate

   borrowings                              3,200                                                                 3,200         3,200
    Average interest rate                   1.99%                                                                 1.99%


ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the third quarter of the 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            31.1 Rule 13a-14(a) /15-14(a) Certification of Chief Executive Officer.

            31.2 Rule 13a-14(a) /15-14(a) Certification of Chief Financial Officer.

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350.

   (b)    Reports on Form 8-K

            On July 30, 2004, we furnished a current report on Form 8-K dated June 30, 2004 to report, under Item 12 of Form 8-K, our results of operations for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TOWER FINANCIAL CORPORATION

Dated:  November 12, 2004             /s/  Donald F. Schenkel
                                      -------------------------------
                                      Donald F. Schenkel, Chairman of the Board,
                                      President and Chief Executive Officer

Dated:  November 12, 2004                 /s/  Michael D. Cahill
                                      --------------------------------------
                                      Michael D. Cahill
                                      Chief Financial Officer and Secretary