Form 10-K
period 2004-12-31
TOWER FINANCIAL CORP
filed 2005-03-08
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2004 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates"):
$55,221,516

  Number of shares of Common Stock outstanding at February 11, 2005: 4,003,156

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K.

                                      PART OF 10-K INTO WHICH
IDENTITY OF DOCUMENT                 DOCUMENT IS INCORPORATED
--------------------                 ------------------------
Definitive Proxy Statement for the           Part III
   Annual Meeting of Shareholders
   To be held April 19, 2005

                           TOWER FINANCIAL CORPORATION
                               Fort Wayne, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 2004

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Tower Financial Corporation (the "Company") was incorporated as an Indiana corporation on July 8, 1998. The Company owns all of the issued and outstanding stock of Tower Bank & Trust Company (the "Bank") and is a bank holding company, and a financial holding company under the Federal Bank Holding Company Act of 1956, as amended. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC") and is a member of the Federal Reserve System.

The Bank provides a range of commercial and consumer banking services from six locations in market area comprised of the metropolitan area of Fort Wayne, Indiana. Those services reflect the Bank's strategy of focusing on small- to medium-sized businesses and individual customers. The Bank's lending strategy is focused on commercial loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. The Bank also provides personal trust services.

The Bank's main office is located at 116 East Berry Street in downtown Fort Wayne, Indiana, and serves as the Company's corporate headquarters.

EXPANSION

The bank has four branch locations and one mortgage loan production office. During 2004, the Bank opened its fourth branch on the south side of Fort Wayne, in Waynedale and its mortgage loan production office in Angola, Indiana.

PRIMARY LINES OF BUSINESS

Commercial Lending. The Bank's lending activities focus primarily on providing small- and medium-sized businesses in its market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets including real estate, equipment and machinery, lines of credit collateralized by inventory and accounts receivable. Typically, the Bank's customers' financing requirements range from $100,000 to $2.0 million. Approximately 39.6% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. The majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower. Commercial loans may also be further secured by junior liens on real estate. The Bank's commercial loans have both fixed and floating interest rates and typically have maturities of 1 to 5 years. Commercial and commercial real estate loans comprised approximately 78.5% of the Bank's total loan portfolio at December 31, 2004.

Mortgage Banking. The Bank provides both fixed and variable rate, long-term residential mortgage loans to its customers. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to sell or broker the majority of long-term, fixed rate and variable rate loans in the secondary market. In late 2003, the Bank made a decision to no longer sell residential mortgage loans on the secondary market. Loans are either retained in the Bank's loan portfolio or direct brokered. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers or sells. During 2004, the Bank originated $9.1 million of residential mortgage loans, of which all were retained, and none were sold in the secondary market. The Bank brokered $22.8 million of residential mortgage loans during 2004. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
($ in thousands)                                          2004      2003      2002
----------------                                        -------   -------   -------
Real estate mortgage loans held for sale at
   beginning of period                                  $    --   $ 3,356   $ 4,293
Real estate mortgage loans originated for sale               --    15,956    30,246
Real estate mortgage loan sales                              --    19,312    31,183
                                                        -------   -------   -------
Real estate mortgage loans held for sale at
   end of period                                        $    --   $    --   $ 3,356
                                                        =======   =======   =======
Real estate mortgage loans originated and retained      $ 9,053   $25,376   $10,996
Real estate mortgages brokered                           22,783    49,977    46,005

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and to make home improvements and personal investments. The majority of the Bank's personal loans are home equity loans and secured by a second lien on real estate. The Bank retains all of such loans in its loan portfolio.

Investment Management and Trust Services. The Bank's investment management and trust services (IM&T) department offers a wide range of traditional personal trust services to customers in its market area. The Bank's trust services include estate planning and money management. The Bank's IM&T products and services include traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. The Bank believes that by offering IM&T services through personalized client service, an experienced professional staff, and a tailored approach to investments that it can enhance and leverage client relationships. The Bank believes that its approach to investment management and trust services has contributed to growth in assets under management to $354 million at December 31, 2004. More importantly, the Bank believes that this approach should allow for continued growth in assets under management and IM&T revenues.

The following table reflects assets under management and revenue of the Bank's IM&T department for the periods indicated.

                          FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------
($ in thousands)            2004        2003       2002
----------------           --------   --------   --------
Assets under management    $353,995   $312,327   $235,439
Number of accounts              512        428        364
Average account size       $    691   $    730   $    647
Trust revenue              $  1,670   $  1,402   $  1,085

Tower Investment Services: In July of 2004, the Bank began offering securities and insurance brokerage services under the private label name of Tower Investment Services, through PrimeVest Financial Services, Inc., and ING company. Tower Investment Services offers the Bank's clients comprehensive brokerage capabilities. PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $18.7 million in assets under management at December 31, 2004.

Deposit Generation. The Bank generates deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in its primary market area. The Bank generally seeks a comprehensive banking relationship from its lending customers, which has contributed to its internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. The Bank's deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. The Bank also generates certificates of deposit through national, out-of-market sources developed during 2002, 2003, and 2004. These deposits include brokered deposits, which the Bank began accepting during 2003. These out-of-market deposits are generated by direct negotiation with out-of-market banks and credit unions and through negotiated transactions with brokers. The Bank also offers a courier service for the deposit convenience of its business customers as well as wholesale lockbox and other business deposit and cash management services. At December 31, 2004, approximately 77.0% of the Bank's deposits were generated in-market, while 23.0% were out-of-market deposits. Deposits at December 31, 2004, 2003 and 2002 are summarized as follows:

                                   2004               2003               2002
                             ----------------   ----------------   ----------------
($ in thousands)              BALANCE     %      BALANCE     %      BALANCE     %
----------------             --------   -----   --------   -----   --------   -----
Noninterest-bearing demand   $ 57,800    15.0%  $ 62,638    17.3%  $ 42,966    13.8%
Interest-bearing checking      27,787     7.2%    23,544     6.5%    21,582     7.0%
Money market                   74,018    19.2%    98,250    27.1%    99,105    31.9%
Savings                        12,936     3.3%    10,576     2.9%     8,343     2.7%
Time, under $100,000           69,220    17.9%    63,029    17.4%    54,803    17.6%
Time, $100,000 and over       144,619    37.4%   104,840    28.9%    83,785    27.0%
                             --------   -----   --------   -----   --------   -----
   TOTAL DEPOSITS            $386,380   100.0%  $362,877   100.0%  $310,584   100.0%
                             ========   =====   ========   =====   ========   =====

LENDING PRACTICES

The Bank makes loans to individuals and businesses located within its market area. The Bank's loan portfolio at December 31, 2004 consisted of commercial and commercial real estate loans (78.5%), residential mortgage loans (11.3%) and personal loans (10.2%). The Bank's legal lending limit under applicable federal banking regulations is approximately $7.6 million, based on the legal lending limit of 15% of total risk based capital of the Bank.

Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses within the Bank's market area. These loans may be secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate by management. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 39.6% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, commercial loans that are not mortgage loans are typically secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

Residential Mortgage Loans. The Bank originates residential mortgage loans which are generally long-term, with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to sell or broker the majority of long-term, fixed rate and variable rate loans in the secondary market. Residential real estate loans are secured by a first lien on the real estate. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it sells or brokers.

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and to make home improvements and personal investments. The majority of the Bank's personal loans are home equity loans or home equity lines of credit secured by a second lien on real estate. The Bank retains all of such loans.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank has a policy of careful loan underwriting, with a strong emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The Bank believes that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of its customer base.

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

The Bank's loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes regulatory and supervisory loan-to-value limits. The Bank's internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.

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

DEPOSITS AND OTHER SERVICES

Deposits. The Bank offers a broad range of deposit services, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Transaction accounts and certificates of deposit are tailored to the Bank's primary market area at rates competitive with those offered in Allen County. The Bank also offers certificate of deposit accounts to select national and brokered markets at rates competitive with the national market as well as those in the greater Fort Wayne metropolitan area. All depositors are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities in and around the greater Fort Wayne metropolitan area, as well as certificate of deposit accounts nationally through deposit brokers and a rate-posting system.

Other Services. The Bank offers a courier service for the deposit convenience of its business customers. The Bank also offers investment management and trust services and telephone and Internet banking to its customers. The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

INVESTMENTS

The principal investment of the Company is its ownership of all of the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers' acceptance of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), the Company has no present plans to make any such equity investments except for a $100,000 investment in a statewide economic development venture capital limited partnership and a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana, both of which were recorded in other assets.

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

FUNDING SOURCES

During 2002, 2003 and 2004, the Company contributed $7,000,000, $0 and $5,000,000, respectively, to the Bank as capital to support the balance sheet growth. On an ongoing basis, the Bank funds its operations primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation and avoid a recession. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

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

     -    reserves against deposits,

     -    capital levels relative to operations,

     -    lending activities and practices,

     -    the nature and amount of collateral for loans,

     -    the establishment of branches,

     -    mergers and consolidations, and

     -    dividends.

The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Company. Any change in government regulation may have a material adverse effect on the business of the Company and the Bank.

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

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to BIF. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% of greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.

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

USA Patriot Act of 2001. On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001" was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. The Company believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

Sarbanes-Oxley Act of 2002. The passage of the Sarbanes-Oxley Act of 2002 and subsequent actions of the Securities and Exchange Commission and stock exchanges have had a significant impact on the Company's corporate governance and related matters. In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2005 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne metropolitan area. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of the Bank's competitors have been in business a number of years, have established customer bases, are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates.

Management believes that its personal service philosophy enhances the Bank's ability to compete favorably in attracting individuals and small- to medium-sized businesses.

EMPLOYEES

As of December 31, 2004, the Company had 132 employees, including 115 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company's employees is good.

STATISTICAL DISCLOSURE

The statistical disclosure concerning the Company and the Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

AVAILABLE INFORMATION

The Company's Internet website address is www.towerbank.net. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the TOFC Investor Relations section of the Company's Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are also available through the TOFC Investor Relations section of the Company's Internet website or may be obtained in print form by written request addressed to Secretary, Tower Financial Corporation, 116 East Berry Street, Fort Wayne, Indiana 46802: Code of Business Conduct and Ethics (the "Code"), Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The Company intends to post any amendments to the foregoing documents on its website and will report any waivers of the Code for directors and executive officers on a Current Report on Form 8-K.

ITEM 2. PROPERTIES.

The Company is leasing the first and second floors of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as its headquarters and the Bank's main office. The headquarters facility consists of drive-up banking windows and approximately 33,400 square feet of usable office space. The lease had an initial term of 10 years, with one renewal option for an additional 10 years. During 2001, the original lease term was extended to 15 years with an expiration date of December 2013 and the same renewal option as prior to the extension. In March 2004 the Company signed an additional amendment to the lease to occupy an additional 8,336 square feet of space on the first floor at rates similar to the original lease. The amendment also contains a right of first refusal to buy the entire building in the event the landlord wishes to divest the property.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 W. Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of five years, expires May 2005 and has two consecutive five-year renewal options. The Bank also leases a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options. The Bank leases a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes. The lease has an initial term of 10 years expiring December 31, 2013, with an option to extend the lease for two additional consecutive five-year periods each. The Bank leases 450 square feet of office space in Angola, Indiana for use as a mortgage loan production office. The office space is leased on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock is traded on the Nasdaq National Market System under the symbol "TOFC." As of February 11, 2005, there were 645 shareholders of record and approximately 2,109 beneficial owners of the common stock.

The following table also presents the high and low sales prices for the common stock on the Nasdaq National Market System by quarter for 2004 and 2003.

HIGH/LOW STOCK PRICE

                     2004                2003
              -----------------   -----------------
                HIGH      LOW       HIGH     LOW
              -------   -------   -------   -------
1st Quarter   $15.980   $14.400   $14.100   $12.611
2nd Quarter   $14.900   $13.110   $14.250   $12.950
3rd Quarter   $14.250   $12.500   $14.350   $12.630
4th Quarter   $15.000   $12.930   $15.150   $12.800

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

In addition, the Company is a holding company and substantially all of its assets are held by the Bank. The Company's ability to pay dividends to its shareholders, if it determines in the future to do so, will depend primarily on the Bank's ability to pay dividends to the Company. Dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with the issuance of the 9% trust preferred securities due 2031 issued by the Company's statutory trust subsidiary, the Company would be precluded from paying dividends on its common stock (other than dividends in the form of additional shares of common stock) if it was in default under the debentures, if it exercised its right to defer payments of interest on the debentures, or if certain related defaults occurred.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

CONSOLIDATED SUMMARY OF OPERATIONS AND SELECTED STATISTICAL DATA

                                                           Years ended December 31,
                                             ----------------------------------------------------
($ in thousands, except share data)            2004       2003       2002       2001       2000
-----------------------------------          --------   --------   --------   --------   --------
RESULTS OF OPERATIONS:
Interest income                              $ 20,965   $ 17,826   $ 16,494   $ 15,931   $ 12,769
Interest expense                                6,649      6,061      6,444      8,102      7,047
Net interest income                            14,316     11,765     10,050      7,829      5,722
Provision for loan losses                       2,360      2,185      1,765      1,120      1,355
Noninterest income                              4,274      3,642      2,954      1,785      1,028
Noninterest expense                            12,400     10,353      8,416      6,638      4,909
Income before income taxes                      3,830      2,869      2,823      1,856        486
Income taxes expense (benefit)                  1,351      1,069      1,107        736       (588)
Net income                                      2,479      1,800      1,716      1,120      1,074

PER SHARE DATA:
Net income: basic                            $   0.63   $   0.46   $   0.57   $   0.44   $   0.42
Net income: diluted                              0.61       0.45       0.56       0.44       0.42
Book value at end of period                     10.99      10.38       9.97       9.29       8.85
Dividends declared                                n/a        n/a        n/a        n/a        n/a

BALANCE SHEET DATA:
Total assets                                 $481,117   $436,469   $377,311   $291,874   $212,413
Total securities available for sale            35,025     24,325     11,171      2,384      9,957
Loans held for sale                                --         --      5,770      4,293         --
Total loans                                   400,510    376,839    321,340    232,346    155,880
Allowance for loan losses                       5,608      5,259      4,746      3,480      2,364
Total deposits                                386,380    362,877    310,584    256,153    188,296
FHLB advances                                  45,000     27,000     21,500      6,500         --
Junior subordinated debt                        3,608      3,608      3,608      3,608         --
Stockholders' equity                           44,013     40,909     39,175     23,505     22,395

PERFORMANCE RATIOS:
Return on average assets                         0.54%      0.45%      0.53%      0.47%      0.68%
Return on average stockholders' equity           5.89%      4.53%      5.90%      4.88%      5.04%
Net interest margin                              3.31%      3.04%      3.17%      3.33%      3.70%
Efficiency ratio                                66.70%     67.20%     64.72%     69.04%     72.73%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans               0.56%      0.51%      0.22%      0.35%      0.00%
Nonperforming assets to total assets             0.56%      0.45%      0.19%      0.28%      0.00%
Net charge-offs to average loans                 0.52%      0.47%      0.18%      0.00%      0.00%
Allowance for loan losses to total loans         1.40%      1.40%      1.48%      1.50%      1.52%

LIQUIDITY AND CAPITAL RATIOS:
Loan to deposit ratio                          103.66%    103.85%    103.46%     90.71%     82.78%
Total stockholders' equity to total assets       9.15%      9.37%     10.38%      8.05%     10.54%
Total risk-based capital                        12.29%     12.66%     13.86%     12.12%     14.24%
Tier 1 leverage risk-based capital              11.08%     11.44%     12.61%     10.87%     12.99%
Tier 1 leverage capital                          9.87%     10.26%     11.75%     10.02%     11.21%

n/a - not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. ($ in thousands except for share data)

INTRODUCTION

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes appearing elsewhere in this report.

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

     -    the Company's limited operating history;

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

Allowance for Loan Losses. The Company's allowance for loan losses represents management's estimate of probable incurred losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb any loan charged off.

The Company has an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance has two components: identified specific allocations and a percentage allocation based on loss history for different loan groups.

To determine the allocated component of the allowance, the Company combines estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, based upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio.

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

FINANCIAL CONDITION

The Company experienced significant growth during 2004. Total assets of the Company were $481,117 at December 31, 2004 compared to $ 436,469 at December 31, 2003, an increase of $44,648 or 10.2%. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits and FHLB advances. Asset growth has been substantial during each year since the Bank began operations. Management anticipates that, in the near-term, assets will increase at a rate similar to the Bank's historical trends as management continues to market its institution, products and banking expertise, deliver a high level of customer service and develop its branch network.

Earning Assets. The Company's loan portfolio experienced another year of significant growth during 2004. Loans were $400,510 at December 31, 2004 compared to $376,839 at December 31, 2003, an increase of $23,671, or 6.3%. The loan portfolio, which equaled 86.3% and 90.5% of earning assets at December 31, 2004 and 2003, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2004, commercial and commercial real estate loans were approximately 78.5% of the loan portfolio and represented loans to business interests generally located within the Bank's market area. Approximately 47.4% of the loan portfolio at December 31, 2004 consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 31.2% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial category are represented by owner-occupied and investment real estate at $124,625, or 31.1% of total loans, and building, development and general contracting at $63,777, or 15.9% of total loans. The concentration and growth in commercial credits is in keeping with the Bank's strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank's management and lending team. Residential mortgage and home equity lending, while only 18.4% of loans at December 31, 2004, also experienced significant growth. Consumer loans, only 3.1% of total loans at December 31, 2004, reflected a slight increase during 2004 from 2003 levels. Management believes that loan growth should continue as the Bank expands its distribution network during 2005; however, the Company's main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2004, 2003, 2002, 2001 and 2000.

LOANS OUTSTANDING

                                                DECEMBER 31,
                            ----------------------------------------------------
($ in thousands)              2004       2003       2002       2001       2000
----------------            --------   --------   --------   --------   --------
Commercial                  $189,717   $198,063   $185,250   $133,675   $ 95,834
Commercial real estate       124,722    100,309     76,546     49,964     33,581
Residential real estate       45,081     40,648     26,097     16,740      6,978
Home equity                   28,430     25,944     20,043     16,043      6,994
Consumer                      12,239     11,594     13,290     15,717     12,386
                            --------   --------   --------   --------   --------
   Total loans               400,189    376,558    321,226    232,139    155,773
Net deferred loan costs          322        280        114        207        107
Allowance for loan losses     (5,608)    (5,259)    (4,746)    (3,480)    (2,364)
                            --------   --------   --------   --------   --------
   NET LOANS                $394,903   $371,579   $316,594   $228,866   $153,516
                            ========   ========   ========   ========   ========

The following table presents the maturity of total loans outstanding as of December 31, 2004, according to scheduled repayments of principal and also based upon repricing opportunities.

MATURITIES OF LOANS OUTSTANDING

                                       WITHIN     1 - 5      OVER
($ in thousands)                       1 YEAR     YEARS     5 YEARS    TOTALS
----------------                      -------   --------   --------   --------
LOANS - CONTRACTUAL MATURITY DATES:
Commercial                            $27,443   $ 98,329   $ 63,945   $189,717
Commercial real estate                 31,525     67,935     25,262    124,722
Residential real estate                 9,204      3,988     31,889     45,081
Home equity                             4,698     22,924        808     28,430
Consumer                                6,442      5,745         52     12,239
                                      -------   --------   --------   --------
   Total loans                        $79,312   $198,921   $121,956   $400,189
                                      =======   ========   ========   ========
LOAN REPRICING OPPORTUNITIES:
Fixed rate                            $18,166   $ 51,786   $ 52,325   $122,277
Variable rate                          61,146    147,135     69,631    277,912
                                      -------   --------   --------   --------
   Total loans                        $79,312   $198,921   $121,956   $400,189
                                      =======   ========   ========   ========

The Bank's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal "watchlist." Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2004, there were $12,597 of potential problem loans outstanding classified on the watchlist.

Nonperforming loans at December 31, 2004 were $2,257, including $1,580 of loans placed on nonaccrual status and categorized as impaired and $677 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $5,095, which includes all nonaccrual loans plus commercial loans impaired of $3,515 that are still accruing but restructured. Gross interest for 2004 for nonaccrual loans would have been $147. Interest actually received on nonaccrual loans was $43 resulting in lost interest to date of $104. Nonperforming loans at December 31, 2003 were $1,905, including $1,615 of loans placed on nonaccrual status and categorized as impaired and $290 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $2,156, which includes all nonaccrual loans plus commercial loans impaired of $541 that are still accruing but restructured. Gross interest for 2003 for nonaccrual loans would have been $102. Interest actually received on nonaccrual loans was $14 resulting in lost interest to date of $88. Nonperforming loans at December 31, 2002 were $719, including $632 of loans placed on nonaccrual status and categorized as impaired and $87 of loans past due 90 days and still accruing which are not categorized as impaired. Gross interest for 2002 for nonaccrual loans would have been $61.

During 2004, the Bank experienced $2,011 in net charged-off loans compared to $1,671 of net charge-offs in 2003 and $500 in 2002. The 2004 ratio of net charge-offs to total average loans was 0.52%. Of the loans charged off during 2004, $1,000 was attributable to one commercial credit. Of the loans charged off during 2003, $600 was attributable to the unauthorized mortgage activity loss and $563 was attributable to one commercial credit, which was identified during the year and restructured at year-end.

In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specifically identified problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above, and further, based upon peer industry data of comparable banks.

The following table illustrates the breakdown of the allowance for loan losses by loan type.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
($ in thousands)

                                      LOAN                 LOAN                 LOAN                 LOAN                 LOAN
                                      TYPE                 TYPE                 TYPE                 TYPE                 TYPE
                          DEC 31,    AS A %    DEC 31,    AS A %    DEC 31,    AS A %    DEC 31,    AS A %    DEC 31,    AS A %
                            2004    OF TOTAL     2003    OF TOTAL     2002    OF TOTAL     2001    OF TOTAL     2000    OF TOTAL
LOAN TYPE                  ALLOC.     LOANS     ALLOC.     LOANS     ALLOC.     LOANS     ALLOC.     LOANS     ALLOC.     LOANS
---------                 -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
Commercial                 $5,124     47.4%     $4,011     52.6%     $4,033     57.7%     $2,140     57.6%     $  821     61.5%
Commercial real estate        137     31.1%        751     26.6%        199     23.8%        405     21.5%        230     21.6%
Residential real estate        51     11.3%        190     10.8%         90      8.1%         42      7.2%         18      4.5%
Home equity                    33      7.1%         85      6.9%        125      6.3%         80      6.9%         35      4.5%
Consumer                      156      3.1%        111      3.1%        269      4.1%        236      6.8%        186      7.9%
Unallocated                   107      n/a         111      n/a          30      n/a         577      n/a       1,074      n/a
                           ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
   Total allowance
      for loan losses      $5,608    100.0%     $5,259    100.0%     $4,746    100.0%     $3,480    100.0%     $2,364    100.0%
                           ======    =====      ======    =====      ======    =====      ======    =====      ======    =====

See Note 3 to the Consolidated Financial Statements for detail of activity in allowance for loan losses

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

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. The Company experienced $2,057 of charge-offs and $46 of recoveries during 2004. The Company experienced $1,705 of charge-offs and $34 of recoveries during 2003. Prior to 2003, the Company only experienced an aggregate amount of $505 in loan charge-offs during its first four years of operations.

TOTAL SECURITIES PORTFOLIO

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                        2004            2003              2002
                                                         NET             NET               NET
($ in thousands)                                   CARRYING VALUE   CARRYING VALUE   CARRYING VALUE
----------------                                   --------------   --------------   --------------
U.S. Government agency debt obligations                $14,926          $ 9,052          $ 6,215
Obligations of states and political subdivisions        12,797            7,854            1,943
Mortgage-backed securites                                7,302            7,419            3,013
                                                       -------          -------          -------
   TOTAL SECURITIES                                    $35,025          $24,325          $11,171
                                                       =======          =======          =======

Securities available for sale at fair value increased during 2004, and totaled $35,025 at December 31, 2004 compared to $24,325 at December 31, 2003 and $11,171 at December 31, 2002. The Company maintains a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2004, the Company again expanded the size and length of maturity of the portfolio as it continued to develop a more diversified portfolio. The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. A net unrealized gain on this portfolio was recorded at December 31, 2004 in the amount of $34 compared to a net unrealized gain in the amount of $42 at December 2003, and a net unrealized gain of $372 at December 31, 2002. There were no interest-bearing deposits with other banks at December 31, 2004, 2003, or 2002. The table above presents the total securities portfolio as of December 31, 2004, 2003 and 2002. During 2004, the Company sold $10,212 of available for sale agency securities and recorded a $154 gain from the sales. During 2003, the Company sold $3,175 of available for sale agency securities and recorded a $191 gain from the sales.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded an increase of $10,181 during 2004, were $25,314 and $15,133 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, these short-term assets were approximately 5.5% and 3.6% of earning assets, respectively. The increase in short term assets during 2004 was primarily due to a large increase in Federal funds sold.

SOURCE OF FUNDS

The Bank's major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank also generates certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) developed during 2003 and 2004. The out-of-market deposits are generated by direct negotiation with out-of-market banks and credit unions, and through negotiated transaction with brokers. Total deposits were $386,380 at December 31, 2004 and $362,877 at December 31, 2003, an increase of $23,503, or 6.5%.

Noninterest-bearing deposits totaled $57,800 at December 31, 2004, a 7.7% decrease from $62,638 at December 31, 2003. At December 31, 2004, noninterest-bearing deposits were approximately 15% of total deposits, a decrease from the 2003 level of 17.3%. Noninterest-bearing deposits at December 31, 2004 were comprised of $52,635 in business checking accounts, $1,287 in public funds and $3,878 in consumer accounts.

Interest-bearing deposits grew during 2004 and were $328,580 at December 31, 2004, a 9.4% increase over $300,239 at December 31, 2003. Interest-bearing deposits at December 31, 2004 were comprised of approximately 22.5% in money market accounts, 12.4% in interest-bearing checking and savings accounts, and 65.1% in certificates of deposit. The December 31, 2004 percentages reflect a modest change in the deposit mix from 2003, when the percentages were 32.7%, 11.4%, and 55.9%, respectively. In 2004, all deposit categories reflected balance increases over 2003 levels with the exception of noninterest-bearing deposits and money market accounts. The most significant increase from 2003 was in of certificates of deposit over $100. CDs under $100 grew by $6,192 from 2003 year-end levels and CDs $100 and over increased by $39,779. The balance of money market accounts at December 31, 2004 was $74,018 compared to $98,250 at December 31, 2003, a decrease of $24,232. While total interest-bearing deposits increased $28,341 from 2003, mainly a result of new accounts established in the business and consumer sectors, the shift in interest-bearing deposits from money markets to CDs was reflective of the low interest rate environment as customers from all segments sought better returns. The total of interest-bearing deposits at December 31, 2004 reflected $158,158 in business accounts, $133,724 in consumer accounts and $36,698 in public fund accounts compared to $124,868, $121,260 and $54,111, respectively, at December 31, 2003. As of December 31, 2004, the Company had $144,619 in certificates of deposit of $100 or more, of which $44,911 mature within three months; $57,851 mature over three months through twelve months; and $41,857 mature over twelve months.

Short-term borrowings at December 31, 2004 were $200, a significant decrease from $1,060 at December 31, 2003, and were entirely comprised of overnight federal funds purchased from one correspondent bank. In addition to federal funds purchased, the Company also had borrowings in the amount of $45,000 in Federal Home Loan Bank ("FHLB") callable and bullet advances at December 31,

2004 compared to $27,000 at December 31, 2003. The increase of $18,000 in FHLB borrowings from the 2003 levels was a result of the Company's efforts to diversify its funding base and desire to lock in funding costs. The FHLB bullet advances mature in various years from March 2004 to June 2006. There were $6,500 in FHLB callable advances outstanding at December 31, 2004. The callable advances mature in 2011, and each contains a quarterly call feature.

The Company had $3,608 aggregate principal amount in junior subordinated debenture outstanding at December 31, 2004 and 2003, the Company's statutory trust subsidiary, TCT1, sold a private placement offering of $3,500 in Trust Preferred Securities on November 16, 2001. The proceeds were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

Stockholders' equity was $44,013 at December 31, 2004 and $40,909 at December 31, 2003. The increase of $3,104 was mainly attributable to 2004 net income of $2,479 and $630 from the net exercise of stock options. The only other item affecting stockholders' equity was a $(5) change in net unrealized appreciation on securities available for sale, net of tax. The Company issued 1,395,232 shares of common stock in conjunction with its rights offering and limited public offering during 2002, providing net proceeds of $13,657 after deducting marketing agent fees and offering expenses. No additional shares were issued during 2000 or 2001. At December 31, 2004, the Company had a balance of $6,040 in retained earnings while at December 31, 2003 the balance was $3,561, an increase of $2,479 from 2003 due to net income generated during 2004. See "Results of Operations."

RESULTS OF OPERATIONS

Summary. The Company reported net income of $2,479, or $.61 per diluted share, for the year ended December 31, 2004. This reflects an increase in net income from $1,800 in 2003 and net income of $1,716 posted during 2002. Net income per diluted share reflects a $0.16 increase from the $.45 reported in 2003 and a $.05 increase from the $.56 posted in 2002. Per share earnings in 2002 reflect a significantly lower number of average shares outstanding. In August 2002 a rights offering and limited public offering were completed, which increased the average number of outstanding shares by 31.8% from 2002 to 2004 and 30.5% from 2002 to 2003.

The 2004 results reflected a 38.3% growth in net income compared to 2003. The improvement in net income over 2004 was mainly the result of substantial revenue growth due to loan volume growth along with increases in interest rates during the last six months of the year. Net interest income in 2004 was $14,316 compared to $11,765 in 2003, an increase of $2,551 due mainly from an increase in loans outstanding and the increase in interest rates. Noninterest income in 2004 was $4,274 compared to $3,642 in 2003, an increase of $632. The increase was due primarily to a $285 increase in trust fees and an $860 insurance settlement on the previously disclosed unauthorized mortgage activity. This was offset by a reduction of $486 in loan broker fees due to a reduction in volume from 2003. Offsetting the improvements in revenue during 2004 was a $175 increase from 2003 in the provision for loan losses and a $2,046 increase in noninterest expenses related mainly to infrastructure growth costs for compensation, occupancy and equipment. Additionally, loan and professional expenses increased during 2004 due to administrative expenses relating to the unauthorized mortgage activity and other matters.

The asset growth of the Company is expected to result in an increased level of net interest income, which, coupled with noninterest income, is expected to exceed the growth and level of noninterest expense and provision for loan losses.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense for the year ended December 31, 2004 were $20,965 and $6,649, respectively, netting $14,316 in net interest income. Interest income and interest expense for the year ended December 31, 2003 were $17,826 and $6,061, respectively, resulting in $11,765 in net interest income. Interest income and interest expense for the year ended December 31, 2002 totaled $16,494 and $6,444, respectively, providing for net interest income of $10,050. The substantial increase of $2,551 in net interest income in 2004 from 2003 and the increase over net interest income from 2002 were primarily attributable to an increase in the loans outstanding in both years, as well as an increase in the prime lending rate during 2004.

The net yield on average earning assets during 2004 was 3.31% compared to 3.04% for 2003 and 3.17% for 2002. The increase in margin during 2004 was attributable to net interest spread expansion caused by the increase in general interest rates and its effects on the Company's mostly variable rate mix of loans. Management anticipates that margins will continue to improve due to the Company's current asset-sensitive balance sheet, assuming interest rates increase.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity during 2004, 2003 and 2002.

AVERAGE BALANCE, INTEREST AND YIELD/COST ANALYSIS

                                                    2004                         2003                         2002
                                        ---------------------------  ---------------------------  ---------------------------
                                                  INTEREST                     INTEREST                     INTEREST
                                         AVERAGE   EARNED    YIELD    AVERAGE   EARNED    YIELD    AVERAGE   EARNED    YIELD
($ in thousands)                         BALANCE   OR PAID  OR COST   BALANCE   OR PAID  OR COST   BALANCE   OR PAID  OR COST
----------------                        --------  --------  -------  --------  --------  -------  --------  --------  -------
ASSETS
Short-term investments and
   interest-earning deposits            $  4,998   $    65   1.30%   $  5,659   $    62   1.10%   $  6,042   $   138   2.29%
Federal funds sold                        10,418       112   1.08%     13,795       129   0.94%     16,535       266   1.61%
Securities - taxable                      26,342     1,093   4.15%     10,906       377   3.46%      8,035       362   4.50%
Securities - tax exempt (1)               11,452       742   6.48%      2,967       168   5.66%      1,464        84   5.73%
Loans held for sale                           --                          777        42   5.48%      2,246        80   3.56%
Loans                                    386,587    19,205   4.97%    354,817    17,099   4.82%    283,899    15,593   5.49%
                                        --------   -------           --------   -------           --------   -------
   Total interest-earning assets         439,797    21,217   4.82%    388,921    17,877   4.60%    318,221    16,523   5.19%
Allowance for loan losses                 (5,272)                      (5,362)                      (4,094)
Cash and due from banks                   12,908                       10,219                        7,258
Other assets                              10,127                        9,027                        4,697
                                        --------                     --------                     --------
   Total assets                         $457,560                     $402,805                     $326,082
                                        ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing checking               $ 23,316   $    86   0.37%   $ 17,550   $    78   0.44%   $ 13,707   $   130   0.95%
Savings                                   11,448        36   0.31%     10,015        47   0.47%      6,452        91   1.41%
Money market                              93,504       965   1.03%    109,575     1,253   1.14%    107,540     1,877   1.75%
Certificates of deposit                  200,528     4,520   2.25%    156,186     3,806   2.44%    115,283     3,562   3.09%
Short-term borrowings                        656         9   1.37%      1,257        13   1.03%      1,383        22   1.59%
FHLB advances                             26,680       708   2.65%     19,579       536   2.74%     14,634       445   3.04%
Junior Subordinated Debt                   3,608       325   9.01%      3,608       327   9.06%      3,608       318   8.80%
                                        --------   -------           --------   -------           --------   -------
   Total interest-bearing liabilities    359,740     6,649   1.85%    317,770     6,060   1.91%    262,607     6,445   2.46%
Noninterest-bearing checking              53,987                       44,133                       33,386
Other liabilities                          1,756                        1,129                        1,025
Stockholders' equity                      42,077                       39,773                       29,064
                                        --------                     --------                     --------
   Total liabilities and
      stockholders' equity              $457,560                     $402,805                     $326,082
                                        ========                     ========                     ========
NET INTEREST INCOME                                $14,568                      $11,817                      $10,078
                                                   =======                      =======                      =======
RATE SPREAD                                                  2.97%                        2.69%                        2.73%
NET INTEREST INCOME AS A PERCENT OF
   AVERAGE EARNING ASSETS                                    3.31%                        3.04%                        3.17%

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

CHANGES IN NET INTEREST INCOME DUE
TO RATE AND VOLUME

                                                2004 OVER 2003
                                           ------------------------
($ in thousands)                            RATE    VOLUME    TOTAL
----------------                           ------   ------   ------
INCREASE (DECREASE) IN INTEREST INCOME:
   Short-term investments and interest-
      earning deposits                     $   11   $   (8)  $    3
   Federal funds sold                          18      (35)     (17)
   Securities - taxable                        89      627      716
   Securities - tax exempt                     28      546      574
   Loans available for sale                    --      (44)     (44)
   Loans                                      540    1,566    2,106
                                           ------   ------   ------
      Net change in interest income           686    2,652    3,338

INCREASE (DECREASE) IN INTEREST EXPENSE:
   Interest-bearing checking                  (15)      23        8
   Savings                                    (18)       7      (11)
   Money market                              (115)    (173)    (288)
   Certificates of deposit                   (302)   1,016      714
   Short-term borrowings                        3       (7)      (4)
   FHLB advances                              (17)     189      172
   Trust preferred securities                  (2)      --       (2)
                                           ------   ------   ------
      Net change in interest expense         (466)   1,055      589
                                           ------   ------   ------
NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                        $1,152   $1,597   $2,749
                                           ======   ======   ======

                                                2003 OVER 2002
                                           -------------------------
($ in thousands)                             RATE    VOLUME    TOTAL
----------------                           -------   ------   ------
INCREASE (DECREASE) IN INTEREST INCOME:
   Short-term investments and interest-
      earning deposits                     $   (68)  $   (8)  $  (76)
   Federal funds sold                          (98)     (39)    (137)
   Securities - taxable                        (96)     111       15
   Securities - tax exempt                      (1)      85       84
   Loans available for sale                     30      (68)     (38)
   Loans                                    (2,069)   3,575    1,506
                                           -------   ------   ------
      Net change in interest income         (2,302)   3,656    1,354

INCREASE (DECREASE) IN INTEREST EXPENSE:
   Interest-bearing checking                   (81)      29      (52)
   Savings                                     (79)      35      (44)
   Money market                               (659)      35     (624)
   Certificates of deposit                    (852)   1,096      244
   Short-term borrowings                        (6)      (2)      (8)
   FHLB advances                               (49)     139       90
   Trust preferred securities                    9       --        9
                                           -------   ------   ------
      Net change in interest expense        (1,717)   1,332     (385)
                                           -------   ------   ------
NET CHANGE IN INTEREST INCOME AND
   INTEREST EXPENSE                        $  (585)  $2,324   $1,739
                                           =======   ======   ======

Interest income is primarily generated from the loan portfolio. Average loans comprised 88%, 91% and 89% of average earning assets during 2004, 2003 and 2002, respectively. During 2004, the loan portfolio had an average yield of 4.97%, and earned $19,205, or 91% of total interest income, an increase of $2,106 from 2003. The improvement in net interest income was mainly due to the increase in average loans along with the impact from the increase in the prime lending rate during 2004. During 2003, the loan portfolio had an average yield of 4.82% and earned $17,099, or 96% of total interest income while the loan portfolio had an average yield of 5.49% and earned $15,593, or 94% of total interest income during 2002.

The total securities portfolio and total short-term investments equaled 9% and 3%, respectively, of average earning assets during 2004. With an average tax-equivalent yield of 4.86%, total securities contributed $1,835, or 8% of total interest income in 2004, while total short-term investments had a combined average yield of 1.15% and earned $177, or 1% of total interest income, in 2004. During 2003, the total securities portfolio and total short-term investments equaled 4% and 5%, respectively, of average earning assets. With an average yield of 3.93%, securities contributed $545, or 3% of total interest income in 2003, while total short-term investments had a combined average yield of 0.98% and earned 1% of total interest income in 2003. During 2002, the total securities portfolio and total short-term investments equaled 3% and 7%, respectively, of average earning assets. With an average yield of 4.70%, securities contributed $446, or 3% of total interest income in 2002, while total short-term investments had a combined average yield of 1.79% and earned 2% of total interest income in 2002.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 26% and 56%, respectively, of average interest-bearing liabilities during 2004; 34% and 49%, respectively of average interest-bearing liabilities during 2003; and 41% and 44%, respectively, of average interest-bearing liabilities during 2002. The percentage change within the money market category reflects the decrease in this type of funding during 2004, 2003, and 2002, with reductions mainly from business and municipal funds as these depositors sought greater yields. CD balances grew during 2004 and 2003 as a percent of earning assets reflective of growth from brokered and national market sources. Total borrowings were 7% of average earning assets during 2004, up from the 6% level in 2003 and 2002.

Money market balances had an average rate of 1.03% and cost $965, or 15% of total interest expense, in 2004 compared to an average rate of 1.14% and cost $1,253, or 21% of total interest expense, in 2003. Certificates of deposit had an average rate of 2.25% and cost $4,520, or 68% of total interest expense, in 2004 compared to an average rate of 2.44% and cost $3,806, or 63% of total interest expense, in 2003. Interest expense on savings and interest-bearing checking totaled 1% of total interest expense during 2004, down slightly from 2% in 2003. The Company paid $1,042 of interest expense on borrowings, or 16% of total interest expense, during 2003 and paid $876 of interest expense on borrowings, or 14% of total interest expense, during 2003. The increase in borrowing cost during 2004 compared to 2003 is reflective of the higher levels of FHLB advances.

During 2002, money market accounts had an average rate of 1.75% and cost $1,877 or 29% of total interest expense, while certificates of deposit had an average rate of 3.09% and cost $3,562, or 55% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 8% of average interest-bearing liabilities during 2002 with an average rate of 1.10%, or 3% of total interest expense in 2002. Total borrowings had an average rate of 4.00% during 2002.

Provision for Loan Losses. Driven by net charge-offs and continued significant loan growth, the provision for loan losses was $2,360 for 2004, $2,185 for 2003 and $1,765 for 2002. This reflects a $175, or 8.0%, increase from 2004 to 2003. The allowance for loan losses as a percentage of total loans outstanding was 1.40%, 1.40% and 1.48% at December 31, 2004, 2003, and 2002, respectively. The
Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses incurred in the loan portfolio. The evaluation is based upon the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Given the lack of seasoning of the Bank's portfolio in addition to considering the Company's loss history, management has established the provision and allowance for loan losses in part based on the loss experience of peer financial institutions with similar heavy concentrations in commercial lending and in part based on general trends in the economy.

The Company had $1,580 of nonperforming loans at December 31, 2004, a decrease of $325 from the $1,905 of nonperforming loans at December 31, 2003. The Company reported $2,011 of net charge-offs, or .52% of average loans during 2003 compared to $1,671 in net charge offs or ..47% of average loans during 2003.

Noninterest Income. Noninterest income recorded substantial growth during 2004 as all major categories reflected improved performance. Total noninterest income was $4,274 for the year ended December 31, 2004 compared to $3,642 and $2,954 for the years ended December 31, 2003 and 2002, respectively. Fees from trust services grew 20.3% resulting from an increasing base of accounts and assets under management and was $1,687 for 2004 compared to $1,402 for 2003 and $1,085 in 2002. Mortgage broker fees were $327 during 2004, a decrease of $486 or 59.8% from $813 for 2003. Mortgage broker fees were $782 for 2002. The decrease was attributable to a rising interest rate environment, as well as a decline in the number of applicants due to the high volume in previous years. Deposit service charges remained relatively flat in 2004, showing a decrease of $16 or 2.6% from 2003. Deposit service charges increased $218 or 52.3% between 2003 and 2002. Service charge income increased in 2003 due to an overall expanded account base, a higher level of fees generated on business accounts and increased activity from NSF/OD charges. In November 2004, the Bank received a reimbursement from its insurance carrier against losses recorded for the unauthorized mortgage issue detected in 2002. The reimbursement received was for $860, however the Bank incurred expenses and losses against this claim of $241, $1,055, and $428 in 2004, 2003, and 2002 respectively. Other fee income increased mainly as a result of income generated from bank-owned life insurance (BOLI). In addition to the above, 2004 noninterest income results included $154 in gains on the sale of securities available for sale compared to gains on the sale of securities and loans totaling $191 during 2003 and $276 in 2002.

Noninterest Expense. Noninterest expense totaled $12,399 for the year ended December 31, 2004 compared to $10,353 and $8,416 for the years ended December 31, 2003 and 2002, respectively, an increase of $2,046 or 19.8% during 2004 over 2003. The increase in expenses is mainly attributable to the infrastructure growth of the Company, including the addition of the fourth branch and mortgage loan origination office. This is evidenced by salary and benefit costs, which increased $1,351, or 24.5%, and occupancy and equipment costs which increased $384, or 31.0%, over their respective 2003 levels. Salary and benefits costs were $6,867 or 55.4% of total expenses for 2004, while occupancy and equipment costs were $1,621 or 13.1% of total expenses. Loan and professional costs increased during 2004 from prior year levels by $439 or 51.3%. The increase was attributable to litigation costs related to the unauthorized mortgage issue insurance settlement, increased accounting and auditing fees, nonrecurring upfront consulting costs for future loan and fee origination processes, and legal and accounting expenses related to exploring various strategic alternatives considered by the Company. Other various expense categories increased during 2004, such as marketing, data processing, office supplies and postage, and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $830 for 2004, $1,172 for 2003 and a $1,086 for 2002, which reflected a $342, or 29.2% decrease in 2004 and, $86 or 7.9% increase in 2003, as compared to the prior year. Other expense for both 2003 and 2002 included losses recorded for the unauthorized mortgage activity in the amount of $365 and $428, respectively.

During 2003, salaries and benefits costs were $5,516, while occupancy and equipment expenses totaled $1,237. Additional large overhead expenses in 2003 included costs for loan and professional fees and services, which amounted to $856, and marketing expenses of $353. Significant noninterest expenses during 2002 were $4,604 for salary and benefit costs, $1,044 for occupancy and equipment costs, and $471 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 66.7% in 2004 compared to 67.2% in 2003 and 64.7% in 2002. The overall level of efficiency ratio continues to be high, but reflects expected infrastructure costs associated with growth as well as certain non-recurring costs discussed above. As anticipated, improvement in the efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized, the Company will earn more on the larger base of earning assets while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2004, 2003 and 2002, the Company recorded $1,351, $1,069 and $1,108 respectively, in income taxes expense. The effective tax rate recorded for 2004 was 35.3% as compared to 37.3% for 2003 and 39.2% for 2002. The effective tax rate decreased from the prior years as the Company grew its tax-exempt security portfolio in 2002, 2003 and 2004 and purchased bank-owned life insurance (BOLI) during 2003.

CAPITAL SOURCES

Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $44,013 and $40,909 at December 31, 2004 and 2003, respectively. Affecting the increase in stockholders' equity during 2004 was net income of $2,479 and $630 from the net exercise of stock options. Stockholders' equity increased during 2003 primarily from net income amounting to $1,800.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.Currently, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2004 and 2003 are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2004 or 2003. The Company expects that its future earnings and those of the Bank, if any, would be retained to finance future growth and operations. The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

                                 DECEMBER 31
                               ---------------
LIQUIDITY AND CAPITAL RATIOS    2004     2003
----------------------------   ------   ------
Loan to deposit ratio          103.66%  103.85%
Loan to funding ratio           92.00%   95.51%
Total risk-based capital        12.29%   12.66%
Tier 1 risk-based capital       11.08%   11.44%
Tier 1 leverage capital          9.87%   10.26%

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

The Company's liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), FHLB borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2004 and 2003. The Company mainly generated deposits from in-market sources; however, it expanded its funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 the Company further expanded its funding base to include brokered deposits. At December 31, 2004, the balance of non-brokered national market CDs, brokered CDs, and FHLB borrowings were $25,491, $63,286 and $45,000 respectively, as compared to $45,970, $25,208 and $27,000, respectively, at December 31, 2003. At December 31, 2004 and 2003, total deposits were $386,380 and $362,877, respectively, and the loan-to-deposit ratio was 103.7% and 103.8%, respectively. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and had balances of $200 at December 31, 2004 and $1,060 at December 31, 2003. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $45,000 and $27,000 at December 31, 2004 and 2003, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

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

The following tables represent the Company's contractual obligations and commitments at December 31, 2004.

CONTRACTUAL OBLIGATIONS
at December 31, 2004

                                                  PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------
                                     LESS THAN     1-3       4-5    AFTER 5
($ in thousands)                       1 YEAR     YEARS     YEARS    YEARS     TOTAL
----------------                     ---------   -------   ------   -------   -------
Federal Home Loan Bank advances       $28,500    $10,000            $ 6,500   $45,000
Junior subordinated debt                                              3,608     3,608
Operating leases                          697      1,458    1,525     2,765     6,445
Other                                                                               0
                                      -------    -------   ------   -------   -------
Total contractual cash obligations    $29,197    $11,458   $1,525   $12,873   $55,053
                                      =======    =======   ======   =======   =======

COMMITMENTS
at December 31, 2004

                                         AMOUNT OF COMMITMENT EXPIRATIONS PER PERIOD
                                     --------------------------------------------------
                                     LESS THAN     1-3       4-5     AFTER 5
($ in thousands)                       1 YEAR     YEARS     YEARS     YEARS      TOTAL
----------------                     ---------   -------   -------   -------   --------
Lines of credit / loan commitments    $59,949    $15,958   $16,349   $11,898   $104,154
Standby letters of credit               2,415        144       300                2,859
                                      -------    -------   -------   -------   --------
Total commercial commitments          $62,364    $16,102   $16,649   $11,898   $107,013
                                      =======    =======   =======   =======   ========

RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2004 and 2003, the Bank had $21,831 and $23,260, respectively, in loan commitments to directors and executive officers, of which $16,363 and $17,617 were funded at the respective period-ends. These loans have been made in the Bank's ordinary course of business with similar terms to the Bank's similarly situated customers.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. In March 2004, an amendment was executed to add 8,336 square feet to the leased premises under the same terms as the original lease. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $484, $416 and $348 during 2004, 2003 and 2002, respectively. The lease is accounted for as an operating lease. Refer to the table above for a summary of future lease payment commitments under this and other leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table depicts the Company's GAP position as of December 31, 2004:

RATE SENSITIVITY ANALYSIS

                                      WITHIN    THREE TO    ONE TO    AFTER
                                       THREE     TWELVE      FIVE      FIVE
($ in thousands)                      MONTHS     MONTHS     YEARS     YEARS      TOTAL
----------------                     --------   --------   -------   -------   --------
ASSETS
   Federal funds sold, short-term
      investments and interest-
      earning deposits               $ 25,314                                  $ 25,314
   Securities available for sale          348      1,417     8,837    24,423     35,025
   FHLBI and FRB stock                                                 3,233      3,233
   Fixed rate loans                    15,374     37,256    70,806    13,895    137,331
   Variable rate loans                263,181                                   263,181
   Allowance for loan losses                                                     (5,608)
   Other assets                                                                  22,641
                                     --------   --------   -------   -------   --------
TOTAL ASSETS                         $304,217   $ 38,673   $79,643   $41,551   $481,117
                                     ========   ========   =======   =======   ========
LIABILITIES
   Interest-bearing checking         $ 27,787                                  $ 27,787
   Savings accounts                    12,936                                    12,936
   Money market accounts               74,017                                    74,017
   Time deposits < $100,000            20,697     16,581    31,921        21     69,220
   Time deposits $100,000 and over     45,486     57,276    41,858              144,620
   Short-term borrowings                  200                                       200
   FHLB advances                        8,500     30,000     6,500               45,000
   Junior subordinated debt                                            3,608      3,608
   Noninterest-bearing checking                                                  57,801
   Other liabilities                                                              1,915
                                     --------   --------   -------   -------   --------
Total liabilities                     189,623    103,857    80,279     3,629    437,104
STOCKHOLDERS' EQUITY                                                             44,013
                                     --------   --------   -------   -------   --------
Total sources of funds               $189,623   $103,857   $80,279   $ 3,629   $481,117
                                     --------   --------   -------   -------   --------
Net asset (liability) GAP            $114,594   $(65,184)  $  (636)  $37,922   $
                                     --------   --------   -------   -------   --------
CUMULATIVE GAP                       $114,594   $ 49,410   $48,774   $86,696   $
                                     --------   --------   -------   -------   --------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                          23.8%      10.3%     10.1%     18.0%          %

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2004. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Company's historical experience, and management's judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

                                                                 PRINCIPAL AMOUNT MATURING IN:
                                       -------------------------------------------------------------------------------------
                                                                                                                  FAIR VALUE
($ in thousands)                         2005       2006      2007      2008      2009    THEREAFTER     TOTAL    12/31/2004
----------------                       --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets:
   Fixed interest rate loans           $ 54,749   $29,484   $20,565   $13,656   $11,188    $ 7,688     $137,330    $137,843
      Average interest rate                5.97%     6.09%     6.01%     5.85%     5.46%      5.40%        5.89%
   Variable interest rate loans         125,038    69,953    40,298     9,957    14,308      3,627      263,181     263,181
      Average interest rate                5.48%     5.47%     5.50%     5.53%     5.21%      5.59%        5.47%
   Fixed interest rate securities         1,765     3,592       874     1,164     3,207     24,423       35,025      35,025
      Average interest rate                3.03%     2.76%     4.32%     3.84%     4.26%      4.46%        4.17%
   Other interest bearing assets         25,314                                                          25,314      25,314
      Average interest rate                2.36%                                                           2.36%

Rate sensitive liabilities:
   Interest bearing checking              8,690     8,690     6,241     4,150        15                  27,786      27,786
      Average interest rate                0.49%     0.49%     0.39%     0.34%     0.69%                   0.44%
   Savings accounts                       5,743     5,743     1,450                                      12,936      12,936
      Average interest rate                0.37%     0.37%     0.37%                                       0.37%
   Money market accounts                 71,534     2,483                                                74,017      74,017
      Average interest rate                1.31%     1.02%                                                 1.30%
   Time deposits                        140,039    49,744    13,071     2,607     8,356         23      213,840     213,668
      Average interest rate                2.17%     2.98%     3.91%     3.73%     3.97%      3.93%        2.56%
   Fixed interest rate borrowings         8,500    10,000                                   10,108       28,608      29,752
      Average interest rate                2.58%     2.65%                                    5.41%        3.60%
   Variable interest rate borrowings     20,200                                                          20,200      20,200
      Average interest rate                1.95%                                                           1.95%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tower Financial Corporation
CONSOLIDATED BALANCE SHEETS
At December 31, 2004 and 2003

                                                                           2004           2003
                                                                       ------------   ------------
ASSETS
Cash and due from banks                                                $ 11,911,033   $ 12,708,817
Short-term investments and interest-earning deposits                      8,109,456      4,017,755
Federal funds sold                                                       17,204,536     11,115,643
                                                                       ------------   ------------
      Total cash and cash equivalents                                    37,225,025     27,842,215

Securities available for sale, at fair value                             35,024,966     24,324,935
FHLB and FRB stock                                                        3,232,500      2,332,500

Loans                                                                   400,510,491    376,838,578
Allowance for loan losses                                                (5,607,992)    (5,259,273)
                                                                       ------------   ------------
      Net loans                                                         394,902,499    371,579,305

Premises and equipment, net                                               2,984,596      2,932,580
Accrued interest receivable                                               1,969,610      1,289,370
Other assets                                                              5,777,805      6,168,085
                                                                       ------------   ------------
      Total assets                                                     $481,117,001   $436,468,990
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                                 $ 57,800,311   $ 62,638,230
   Interest-bearing                                                     328,579,595    300,238,538
                                                                       ------------   ------------
      Total deposits                                                    386,379,906    362,876,768

Short-term borrowings                                                       200,000      1,060,000
Federal Home Loan Bank (FHLB) advances                                   45,000,000     27,000,000
Junior subordinated debt                                                  3,608,000      3,608,000
Accrued interest payable                                                    559,213        278,964
Other liabilities                                                         1,356,412        736,609
                                                                       ------------   ------------
      Total liabilities                                                 437,103,531    395,560,341

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,003,156 and 3,942,519 shares issued and outstanding
   at December 31, 2004 and December 31, 2003, respectively              37,952,860     37,322,694
Retained earnings                                                         6,040,155      3,560,844
Accumulated other comprehensive income, net of tax
   of $13,637 in 2004 and $16,741 in 2003                                    20,455         25,111
                                                                       ------------   ------------
      Total stockholders' equity                                         44,013,470     40,908,649
                                                                       ------------   ------------
      Total liabilities and stockholders' equity                       $481,117,001   $436,468,990
                                                                       ============   ============

     The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002

                                             2004          2003          2002
                                         -----------   -----------   -----------
INTEREST INCOME:
   Loans, including fees                 $19,205,012   $17,141,325   $15,673,401
   Securities - taxable                    1,093,255       376,849       361,612
   Securities - tax exempt                   489,690       116,362        54,994
   Other interest income                     176,897       191,152       404,391
                                         -----------   -----------   -----------
      Total interest income               20,964,854    17,825,688    16,494,398
INTEREST EXPENSE:
   Deposits                                5,607,090     5,184,506     5,659,440
   Short-term borrowings                       9,358        36,495        21,963
   FHLB advances                             707,568       512,475       445,396
   Junior subordinated debt                  324,720       327,060       317,633
                                         -----------   -----------   -----------
      Total interest expense               6,648,736     6,060,536     6,444,432
                                         -----------   -----------   -----------
Net interest income                       14,316,118    11,765,152    10,049,966
PROVISION FOR LOAN LOSSES                  2,360,000     2,185,000     1,765,000
                                         -----------   -----------   -----------
Net interest income after provision
   for loan losses                        11,956,118     9,580,152     8,284,966
NONINTEREST INCOME:
   Trust and brokerage fees                1,686,633     1,402,012     1,085,023
   Service charges                           619,951       635,917       417,471
   Loan broker fees                          326,835       813,051       781,909
   Net gain on sale of loans                                              96,175
   Net gain on sale of securities            154,338       190,766       180,351
   Insurance settlement                      860,000
   Other fees                                626,251       600,211       393,426
                                         -----------   -----------   -----------
      Total noninterest income             4,274,008     3,641,957     2,954,355

NONINTEREST EXPENSE:
   Salaries and benefits                   6,867,061     5,515,892     4,604,488
   Occupancy and equipment                 1,620,794     1,237,281     1,044,155
   Marketing                                 475,872       352,223       262,857
   Data processing                           379,221       356,092       282,737
   Loan and professional costs             1,294,783       856,320       470,723
   Office supplies and postage               333,622       274,576       230,032
   Courier services                          306,836       281,460       243,711
   Business development                      294,127       307,082       190,999
   Other expense                             827,060     1,172,067     1,086,490
                                         -----------   -----------   -----------
      Total noninterest expense           12,399,376    10,352,993     8,416,192
                                         -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                 3,830,750     2,869,116     2,823,129
Income taxes expense                       1,351,440     1,069,050     1,107,500
                                         -----------   -----------   -----------
NET INCOME                               $ 2,479,310   $ 1,800,066   $ 1,715,629
                                         ===========   ===========   ===========
BASIC EARNINGS PER COMMON SHARE          $      0.63   $      0.46   $      0.57
DILUTED EARNINGS PER COMMON SHARE        $      0.61   $      0.45   $      0.56
Average common shares outstanding          3,959,837     3,933,339     3,008,145
Average common shares and dilutive
   potential common shares outstanding     4,054,040     4,007,036     3,069,648

     The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002

                                             COMMON        RETAINED      ACCUMULATED
                                            STOCK AND      EARNINGS         OTHER
                                             PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                             CAPITAL       DEFICIT)     INCOME (LOSS)      TOTAL
                                           -----------   ------------   -------------   -----------
BALANCE, JANUARY 1, 2002                   $23,469,770    $   45,149      $  (9,580)    $23,505,339
Comprehensive Income
   Net income for 2002                                     1,715,629                      1,715,629
   Change in net unrealized
      appreciation (depreciation)
      on securities available
      for sale, net of tax of $155,328                                      232,973         232,973
                                                                                        -----------
         Total Comprehensive Income                                                       1,948,602

Issuance of 1,395,232 shares
   of common stock, net of underwriters'
   fee and offering costs                   13,656,562                                   13,656,562

Issuance of 5,952 shares of common
   stock for stock options exercised,
   and related tax benefit                      64,360                                       64,360
                                           -----------   -----------      ---------     -----------
BALANCE, DECEMBER 31, 2002                  37,190,692     1,760,778        223,393      39,174,863
Comprehensive Income
   Net income for 2003                                     1,800,066                      1,800,066
   Change in net unrealized
      appreciation (depreciation)
      on securities available
      for sale, net of tax of $(132,187)                                   (198,282)       (198,282)
                                                                                        -----------
        Total Comprehensive Income                                                        1,601,784

Issuance of 11,335 shares of common
   stock for stock options exercised,
   and related tax benefit                     132,002                                      132,002
                                           -----------     ---------      ---------     -----------
BALANCE, DECEMBER 31, 2003                  37,322,694     3,560,844         25,111      40,908,649
Comprehensive Income
   Net income for 2004                                     2,479,311                      2,479,311
   Change in net unrealized
      appreciation (depreciation)
      on securities available
      for sale, net of tax of $(3,104)                                       (4,656)         (4,656)
                                                                                        -----------
         Total Comprehensive Income                                                       2,474,655

Issuance of 60,637 shares of common
   stock for stock options exercised,
   and related tax benefit                     630,166                                      630,166
                                           -----------    ----------      ---------     -----------
BALANCE, DECEMBER 31, 2004                 $37,952,860    $6,040,155      $  20,455     $44,013,470
                                           ===========    ==========      =========     ===========

      The following notes are an integral part of the financial statements.

Tower Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002

                                                                    2004           2003            2002
                                                                ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  2,479,311   $  1,800,066   $   1,715,629
   Adjustments to reconcile net income to net
      cash from operating activities:
      Depreciation and amortization                                  678,163        602,589         405,672
      Provision for loan losses                                    2,360,000      2,185,000       1,765,000
      Earnings on life insurance                                     (78,401)      (127,384)
      Net gain on sale of loans                                                                     (96,175)
      Net gain on sale of securities                                (154,338)      (190,766)       (180,351)
      Net loss on sale of premises and equipment                                      2,778
      FHLB stock dividend                                            (59,300)       (41,500)
      Change in accrued interest receivable                         (680,240)      (196,564)       (138,001)
      Change in other assets                                         471,785     (1,076,729)       (668,356)
      Change in accrued interest payable                             280,249          6,661         (16,629)
      Change in other liabilities                                    619,803       (375,154)        352,791
      Origination of loans held for sale                                        (15,956,100)    (32,660,100)
      Proceeds from sales of loans held for sale                                 21,725,800      31,183,750
                                                                ------------   ------------   -------------
         Net cash from operating activities                        5,917,032      8,358,697       1,663,230
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans                                           (36,945,617)   (72,891,522)   (113,770,421)
   Net change in interest-earning deposits                                                        2,806,000
   Purchase of securities available for sale (AFS)               (27,336,537)   (21,755,180)    (14,493,462)
   Purchase of FHLB and FRB stock                                   (840,700)      (233,500)       (960,000)
   Purchase of life insurance                                                    (3,000,000)
   Proceeds from maturities of securities AFS                     10,211,986      5,193,600       3,087,096
   Proceeds from sale of securities AFS                            6,507,180      3,174,780       3,176,070
   Proceeds from sale of participation loans                      11,262,423     15,721,491      24,277,313
   Purchase of equipment and leasehold expenditures                 (666,261)      (819,613)     (1,445,028)
                                                                ------------   ------------   -------------
      Net cash from investing activities                         (37,807,526)   (74,609,944)    (97,322,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                         23,503,138     52,292,781      54,430,920
   Net change in short-term borrowings                              (860,000)
   Gross proceeds from issuance of common stock
      from exercise of stock options and related tax benefits        630,166        132,002          64,360
   Net proceeds from issuance of common stock
      from stock offering                                                                        13,656,562
   Proceeds from FHLB advances                                    36,000,000     16,500,000      20,000,000
   Repayment of FHLB advances                                    (18,000,000)   (11,000,000)     (5,000,000)
                                                                ------------   ------------   -------------
      Net cash from financing activities                          41,273,304     57,924,783      83,151,842
                                                                ------------   ------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            9,382,810     (8,326,464)    (12,507,360)
Cash and cash equivalents, beginning of period                    27,842,215     36,168,679      48,676,039
                                                                ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 37,225,025   $ 27,842,215   $  36,168,679
                                                                ============   ============   =============
Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                                     $  6,368,487   $  6,053,875   $   6,461,061
   Income taxes                                                       94,262      1,896,076       1,725,480

      The following notes are an integral part of the financial statements.

Tower Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS, INDUSTRY SEGMENTS, AND CONCENTRATIONS OF CREDIT RISK:
     Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company's wholly owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. The Company's wholly-owned, statutory trust subsidiary, Tower Capital Trust 1 ("TCT1"), was formed on November 1, 2001 for the single purpose of issuing trust preferred securities.

     While the Company's management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable segment. The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2004, commercial and commercial real estate loans totaled approximately 78.5% of total loans, residential real estate loans totaled approximately 11.3% and home equity and consumer loans totaled approximately 10.2%. Categories by industry of commercial loans at December 31, 2004 exceeding 30% of year-end stockholders' equity are as follows: real estate (including owner-occupied and investment) - $124.6 million, or 31.1% of total loans; wholesale and retail trade - $46.0 million, or 11.5% of total loans; building, development and general contracting - $63.7 million, or 15.9% of total loans; health care and social assistance - $26.9 million, or 6.7% of total loans; manufacturing - $16.2 million, or 4.0% of total loans; and professional, scientific and technical services - $12.2 million, or 3.0% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Company also provides trust services to customers.

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and the Bank. As further discussed in Note 8, TCT1 had previously been consolidated with the Company and is now reported separately. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     SECURITIES: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) and stockholders' equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary. Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

     ALLOWANCE FOR LOAN LOSSES: The Company's allowance for loan losses represents management's estimate of probable incurred losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

     The Company has an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. First, management allocates specific portions of the allowance for loan losses to identified problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management's evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, as well as peer industry data of comparable banks.

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

     PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the buildings, 39 years; site improvements, 15 years; leasehold improvements, 10 years; furniture and equipment, 5 to 8 years; and software and computer equipment, 3 years. Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

     BANK OWNED LIFE INSURANCE: The Bank has purchased life insurance policies for on certain executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $3,205,785 and $3,127,384, at December 31, 2004 and 2003 and is included in other assets in the consolidated balance sheets.

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

                                                 2004         2003         2002
                                              ----------   ----------   ----------
Net income as reported                        $2,479,311   $1,800,066   $1,715,629
Deduct: Stock-based compensation expense
   determined under fair value-based method     (131,737)    (146,607)    (126,673)
                                              ----------   ----------   ----------
Pro forma net income                          $2,347,574   $1,653,459   $1,588,956

Basic earnings per share as reported          $     0.63   $     0.46   $     0.57
Pro forma basic earnings per share                  0.59         0.42         0.53

Diluted earnings per share as reported              0.61         0.45         0.56
Pro forma diluted earnings per share                0.58         0.41         0.52

     The pro forma effects are computed using option pricing models, which incorporate the following weighted average assumptions as of grant date.

                                    2004      2003      2002
                                  -------   -------   -------
Risk-free interest rate              4.08%     3.20%     4.81%
Expected option life              8 years   6 years   8 years
Expected stock price volatility     36.70%    25.74%    25.78%
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

     DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. There were no derivatives or hedge activity during the years 2004 or 2003.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financial needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

     RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $3.7 million and $4.0 million was required to meet regulatory reserve and clearing requirements at December 31, 2004 and 2003, respectively. These balances do not earn interest.

     ADOPTION OF NEW ACCOUNTING STANDARDS: During 2004, the Company did not adopt any new standards.

     EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning June 15, 2005.

     Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $131,000 during the balance of 2005, $71,400 in 2006, $36,000 in 2007, and $17,000 in 2008. There will be no significant effect on financial position as total equity will not change.

     RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - SECURITIES AVAILABLE FOR SALE

     The fair value of securities available for sale at December 31, 2004 and 2003 were as follows:

                                                                 2004
                                          -------------------------------------------------
                                            CARRYING    GROSS UNREALIZED   GROSS UNREALIZED
                                             VALUE            GAINS             LOSSES
                                          -----------   ----------------   ----------------
U.S. Government agency debt obligations   $14,926,445       $ 17,388          $ (65,205)
Obligations of states and political
   subdivisions                            12,796,879        153,005            (68,458)
Mortgage-backed securities                  7,301,642         10,860            (13,498)
                                          -----------       --------          ---------
   TOTAL                                  $35,024,966       $181,253          $(147,161)
                                          ===========       ========          =========

                                                                 2003
                                          -------------------------------------------------
                                            CARRYING    GROSS UNREALIZED   GROSS UNREALIZED
                                             VALUE           GAINS              LOSSES
                                          -----------   ----------------   ----------------
U.S. Government agency debt obligations   $ 9,052,024       $ 49,645           $(30,815)
Obligations of states and political
   subdivisions                             7,853,724         56,408            (31,452)
Mortgage-backed securities                  7,419,187         12,270            (14,204)
                                          -----------       --------           --------
   TOTAL                                  $24,324,935       $118,323           $(76,471)
                                          ===========       ========           ========

The fair values of debt securities available for sale at December 31, 2004, by contractual maturity are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                           12/31/2004                 12/31/2003
                                                            WEIGHTED     12/31/2004    WEIGHTED    12/31/2003
                                                             AVERAGE      CARRYING      AVERAGE     CARRYING
                                                            YIELD (1)      VALUE       YIELD (1)     VALUE
                                                           ----------   -----------   ----------   ----------
AGENCIES:
Due in one year or less                                       2.44%     $   992,050          %     $
Due after one to five years                                   3.36%       5,958,900      3.49%      5,013,815
Due after five years                                          4.63%       7,975,495      3.13%      4,038,209
                                                              ----      -----------      ----      ----------
   Total Agencies                                             4.26%     $14,926,445      3.33%     $9,052,024
                                                              ----      -----------      ----      ----------

MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities                                    4.13%     $ 7,301,642      3.87%     $7,419,187
                                                              ----      -----------      ----      ----------

OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS:
Due in one year or less                                       5.83%     $   618,496      5.17%     $  632,935
Due after one to five years                                   5.31%         791,748      5.70%      1,175,579
Due after five years                                          6.46%      11,386,635      6.48%      6,045,210
                                                              ----      -----------      ----      ----------
   Total Obligations of state and political subdivisions      6.36%     $12,796,879      6.26%     $7,853,724
                                                              ====      ===========      ====      ==========

(1) Computed on a tax-equivalent basis for tax-exempt securities using a 34% statutory tax rate

Proceeds from the sale of securities available for sale during 2004 totaled $6,507,180. Gross gains and losses realized were $154,338 and $0, with an approximate tax provision of $55,550 and $0. Proceeds from the sale of securities available for sale during 2003 totaled $3,174,780. Gross gains and losses realized were $190,766 and $0, with an approximate tax provision of $68,700 and $0. Proceeds from the sale of securities available for sale during 2002 totaled $3,176,070. Gross gains and losses realized were $180,351 and $0, with an approximate tax provision of $65,000 and $0.

Securities with a carrying value of $16,823,718 and $12,434,104 were pledged to secure borrowings from the FHLB at December 31, 2004 and 2003, respectively. At December 31, 2004, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2004 not recognized in income are as follows:

                                        CONTINUING UNREALIZED    CONTINUING UNREALIZED
                                             LOSSES FOR                LOSSES FOR
                                         LESS THAN 12 MONTHS      MORE THAN 12 MONTHS              TOTAL
                                      ------------------------   ---------------------   ------------------------
                                                       GROSS                   GROSS                      GROSS
                                        CARRYING    UNREALIZED   CARRYING   UNREALIZED     CARRYING    UNREALIZED
                                         VALUE        LOSSES       VALUE      LOSSES        VALUE        LOSSES
                                      -----------   ----------   --------   ----------   -----------   ----------
U.S. Government agency debt           $11,917,092   $ (65,205)       $           $       $11,917,092   $ (65,205)
   obligations
Obligations of states and political
   subdivisions                         4,282,565     (68,458)                             4,282,565     (68,458)
Mortgage-backed securities              5,002,392     (13,498)                             5,002,392     (13,498)
                                      -----------   ---------       ---         ---      -----------   ---------
Total temporarily impaired            $21,202,049   $(147,161)       $           $       $21,202,049   $(147,161)
                                      ===========   =========       ===         ===      ===========   =========

Securities with unrealized losses at year end 2003 not recognized in income are as follows:

                                       CONTINUING UNREALIZED    CONTINUING UNREALIZED
                                             LOSSES FOR               LOSSES FOR
                                        LESS THAN 12 MONTHS      MORE THAN 12 MONTHS             TOTAL
                                      -----------------------   ---------------------   -----------------------
                                                      GROSS                   GROSS                     GROSS
                                       CARRYING    UNREALIZED   CARRYING   UNREALIZED    CARRYING    UNREALIZED
                                         VALUE       LOSSES       VALUE      LOSSES        VALUE       LOSSES
                                      ----------   ----------   --------   ----------   ----------   ----------
U.S. Government agency debt           $3,017,775    $(30,815)       $           $       $3,017,775    $(30,815)
   obligations
Obligations of states and political
   subdivisions                        2,323,975     (31,452)                            2,323,975     (31,452)
Mortgage-backed securities             2,706,318     (14,204)                            2,706,318     (14,204)
                                      ----------    --------       ---         ---      ----------    --------
Total temporarily impaired            $8,048,068    $(76,471)       $           $       $8,048,068    $(76,471)
                                      ==========    ========       ===         ===      ==========    ========

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

Note 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2004 and 2003 were as follows:

                                    2004                   2003
                            --------------------   --------------------
                               BALANCE       %        BALANCE       %
                            ------------   -----   ------------   -----
Commercial                  $189,716,723    47.4%  $198,063,494    52.6%
Commercial real estate       124,721,982    31.2%   100,309,154    26.6%
Residential real estate       45,080,544    11.3%    40,648,402    10.8%
Home equity                   28,430,284     7.1%    25,943,402     6.9%
Consumer                      12,239,365     3.1%    11,593,808     3.1%
                            ------------   -----   ------------   -----
   Total loans               400,188,898   100.0%   376,558,260   100.0%
Net deferred loan costs          321,593                280,318
Allowance for loan losses     (5,607,992)            (5,259,273)
                            ------------           ------------
   NET LOANS                $394,902,499           $371,579,305
                            ============           ============

Activity in the allowance for loan losses during 2004, 2003, 2002, 2001 and 2000 was as follows:

                                    2004          2003          2002         2001         2000
                                 -----------   -----------   ----------   ----------   ----------
Beginning balance, January 1     $ 5,259,273   $ 4,745,672   $3,480,205   $2,364,509   $1,009,509
Provision charged to operating
   expense                         2,360,000     2,185,000    1,765,000    1,120,000    1,355,000
Charge-offs:
   Commercial                       (926,781)     (940,306)    (479,375)      (4,304)
   Commercial real estate         (1,007,783)      (54,442)        (579)
   Residential real estate                        (489,326)
   Home equity                      (114,903)      (97,600)     (22,284)
   Consumer                           (7,394)     (123,379)      (1,834)
                                 -----------   -----------   ----------   ----------   ----------
      Total Charge-offs           (2,056,861)   (1,705,053)    (504,072)      (4,304)          --
                                 -----------   -----------   ----------   ----------   ----------
Recoveries:
   Commercial                         29,374         2,417
   Commercial real estate                              579          472
   Residential real estate                          11,000
   Home equity                        16,206           866        4,067
   Consumer                                         18,792
                                 -----------   -----------   ----------
      Total Recoveries                45,580        33,654        4,539
                                 -----------   -----------   ----------   ----------   ----------
         Total Net Charge-offs    (2,011,281)   (1,671,399)    (499,533)      (4,304)          --
                                 -----------   -----------   ----------   ----------   ----------
   ENDING BALANCE, DECEMBER 31   $ 5,607,992   $ 5,259,273   $4,745,672   $3,480,205   $2,364,509
                                 ===========   ===========   ==========   ==========   ==========

     Impaired loans were as follows:

                                                              at December 31,
                                                    ----------------------------------
                                                       2004         2003        2002
                                                    ----------   ----------   --------
Year-end loans with no allocated allowance
   for loan losses                                  $            $  154,499   $
Year-end loans with allocated allowance
   for loan losses                                   5,095,389    2,001,005    632,137
                                                    ----------   ----------   --------
   TOTAL IMPAIRED LOANS                             $5,095,389   $2,155,504   $632,137
                                                    ==========   ==========   ========
Amount of the allowance for loan losses allocated   $1,808,000   $  807,000   $181,100
Average of impaired loans during the year           $5,567,582   $1,732,787   $727,286

     Information regarding interest income recognized during impairment and cash-basis interest is not considered significant to this presentation.

     Nonperforming assets were as follows:

                                                   at December 31,
                                -----------------------------------------------------
                                    2004         2003        2002       2001     2000
                                -----------   ----------   --------   --------   ----
Loans past due over 90 days
   still accruing                $  676,866   $  290,375   $ 87,304   $347,233     $
Nonaccrual loans                  1,580,003    1,614,447    632,137    468,863
                                 ----------   ----------   --------   --------   ----
   Total nonperforming loans      2,256,869    1,904,822    719,441    816,096
                                 ----------   ----------   --------   --------   ----
Other real estate owned             430,000       80,000
                                 ----------   ----------   --------   --------   ----
   TOTAL NONPERFORMING ASSETS    $2,686,869   $1,984,822   $719,441   $816,096     $
                                 ==========   ==========   ========   ========   ====

     Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There was one troubled debt restructuring at December 31, 2004 and 2003 for $253,131, included in impaired loans. There were no troubled debt restructurings at December 31, 2002. There were two other real estate owned properties at December 31, 2004 for $430,000 and one at December 31, 2003 for $80,000. There was no other real estate owned property at year-end in prior years.

Note 4 - PREMISES AND EQUIPMENT, NET

     Premises and equipment at December 31, 2004 and 2003 were as follows:

                                        2004          2003
                                    -----------   -----------
Land                                $   350,179   $   350,179
Buildings                               200,442       200,442
Leasehold improvements                  970,893       749,707
Furniture and equipment               3,538,318     3,096,747
                                    -----------   -----------
   Subtotal                           5,059,832     4,397,075
Accumulated depreciation             (2,075,236)   (1,464,495)
                                    -----------   -----------
   PREMISES AND EQUIPMENT, NET      $ 2,984,596   $ 2,932,580
                                    ===========   ===========

     Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5 - DEPOSITS

     Deposits at December 31, 2004 and 2003 are summarized as follows:

                                     2004                   2003
                             --------------------   --------------------
                                BALANCE       %        BALANCE       %
                             ------------   -----   ------------   -----
Noninterest-bearing demand   $ 57,800,311    15.0%  $ 62,638,230    17.3%
Interest-bearing checking      27,786,693     7.2%    23,543,523     6.5%
Money market                   74,017,465    19.2%    98,250,351    27.1%
Savings                        12,935,798     3.3%    10,575,908     2.9%
Time, under $100,000           69,220,287    17.9%    63,028,461    17.4%
Time, $100,000 and over       144,619,352    37.4%   104,840,295    28.8%
                             ------------   -----   ------------   -----
   TOTAL DEPOSITS            $386,379,906   100.0%  $362,876,768   100.0%
                             ============   =====   ============   =====

     The following table shows the maturity distribution for certificates of deposit at December 31, 2004.

                       UNDER        $100,000
                      $100,000      AND OVER         TOTAL
                    -----------   ------------   ------------
2005                $37,331,850   $102,761,489   $140,093,339
2006                 23,045,844     26,617,335     49,663,179
2007                  7,121,994      5,949,135     13,071,129
2008                  1,216,656      1,418,345      2,635,001
2009                    482,663      7,873,048      8,355,711
2010 & thereafter        21,280             --         21,280
                    -----------   ------------   ------------
   TOTAL            $69,220,287   $144,619,352   $213,839,639
                    ===========   ============   ============

     Deposits accepted from brokers totaled $63.3 million and $25.2 at December 31, 2004 and 2003, respectively.

Note 6 - SHORT-TERM BORROWINGS

     Information relating to short-term borrowings, comprised of federal funds purchased at December 31, 2004 and 2003 is summarized below:

                                               2004         2003
                                            ----------   ----------
Outstanding balance at year-end             $  200,000   $1,060,000
Interest rate at year-end                         2.19%        0.69%
Average balance during the year             $  656,183   $1,257,260
Average interest rate during the year             1.37%        1.03%
Maximum month-end balance during the year   $1,085,000   $1,060,000

     At December 31, 2004 and 2003, the Bank had $23,500,000 and $27,000,000,
     respectively, in lines of credit available from correspondent banks to purchase federal funds.

Note 7 - FEDERAL HOME LOAN BANK ADVANCES

     At December 31, 2004 and 2003, advances from the Federal Home Loan Bank ("FHLB") were:

                                                                           2004          2003
                                                                       -----------   -----------
4.09% callable advance, quarterly call option beginning
   March 22, 2002, principal due at maturity March 22, 2011            $ 2,500,000   $ 2,500,000
2.99% callable advance, quarterly call option beginning
   March 12, 2002, principal due at maturity September 12, 2011          4,000,000     4,000,000
1.31% variable rate advance, principal due at maturity June 28, 2004                   2,000,000
1.95% variable rate advance, principal due at maturity June 27, 2005    15,000,000
1.95% variable rate advance, principal due at maturity June 29, 2005     5,000,000
2.60% bullet advance, principal due at maturity June 20, 2005            1,000,000
2.00% bullet advance, principal due at maturity March 10, 2006           5,000,000
3.29% bullet advance, principal due at maturity June 19, 2006            5,000,000
1.40% bullet advance, principal due at maturity March 10, 2004                         5,000,000
1.36% bullet advance, principal due at maturity June 18, 2004                          3,500,000
2.07% bullet advance, principal due at maturity June 29, 2005            3,000,000     3,000,000
2.37% bullet advance, principal due at maturity December 29, 2005        3,000,000     3,000,000
3.42% bullet advance, principal due at maturity June 18, 2004                          2,500,000
4.03% bullet advance, principal due at maturity June 20, 2005            1,500,000     1,500,000
                                                                       -----------   -----------
   TOTAL FEDERAL HOME LOAN BANK ADVANCES                               $45,000,000   $27,000,000
                                                                       ===========   ===========

     Of the total FHLB borrowings at December 31, 2004 and 2003, two advances totaling $6,500,000 had callable options on a quarterly basis. The call options for each of these advances, which initiated during March of 2002, can be executed on a quarterly basis with at least four days notice. These advances have not been called to-date by the FHLB as current interest rates deem the advances more favorable to hold. It is anticipated that the FHLB will call these advances at the appropriate time if and when interest rates rise.

     At December 31, 2004 scheduled principal reductions on these FHLB advances were as follows:

        YEAR        ADVANCES
     ----------   -----------
     2005         $28,500,000
     2006          10,000,000
     2007                  --
     2008                  --
     2009                  --
     Thereafter     6,500,000
                  -----------
        TOTAL     $45,000,000
                  ===========

     At December 31, 2004, in addition to FHLB stock, the Company pledged securities with the FHLB totaling $16.8 million. In addition, as of December 31, 2004, the Company pledged loans totaling approximately $129.9 million under a blanket collateral agreement to secure advances outstanding. Also, the Company had unpledged interest-bearing deposits with the FHLB at December 31, 2004 totaling $8.4 million.

Note 8 - JUNIOR SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

     On November 16, 2001, TCT1 sold 3,500 of 9.00% fixed rate Trust Preferred Securities with a par value of $1,000. The proceeds of the sale and the initial equity investment were loaned to the Company in exchange for junior subordinated debentures of $3,608,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT1 are the junior subordinated debentures of the Company and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company. The Company has the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 40 consecutive quarterly periods.

     Prior to 2003, TCT1 was consolidated in the Company's financial statements, with the Trust Preferred Securities issued by TCT1 reported in liabilities as Trust Preferred Securities and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, TCT1 is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by TCT1 as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by TCT1, as these are no longer eliminated in consolidation. Amounts previously reported as Trust Preferred Securities in liabilities have been recaptioned "junior subordinated debt" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating TCT1 does not significantly change the amounts reported as the Company's assets, liabilities, equity, or interest expense.

Note 9 - INCOME TAXES

     The consolidated provision for income taxes for the following years ended December 31 are as follows:

                                   2004         2003         2002
                                ----------   ----------   ----------
Federal - current               $  997,516   $  596,296   $1,270,967
        - deferred                  28,744      231,874     (348,598)
State   - current                  352,005      177,355      301,062
        - deferred                 (26,825)      63,525     (115,931)
                                ----------   ----------   ----------
   TOTAL INCOME TAXES EXPENSE   $1,351,440   $1,069,050   $1,107,500
                                ==========   ==========   ==========

     The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

                                              2004    2003    2002
                                              ----    ----    ----
Statutory tax rate                            34.0%   34.0%   34.0%
State tax, net of federal income tax effect    5.6%    5.5%    4.3%
Tax exempt interest                           (4.4)%  (1.4)%  (0.7)%
Earnings on life insurance                    (0.7)%  (1.5)%
Other                                          0.7%    0.7%    1.6%
                                              ----    ----    ----
   EFFECTIVE TAX RATE                         35.2%   37.3%   39.2%
                                              ====    ====    ====

     The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2004 and 2003:

                                                   2004         2003
                                                ----------   ----------
DEFERRED TAX ASSETS:
Provision for loan losses                       $1,790,680   $1,761,583
Start-up / pre-opening expenses                                   4,930
Deferred compensation                               71,101       39,843
Accrued Directors Fees                              99,164       67,527
Other
                                                ----------   ----------
   Total deferred tax assets                     1,960,945    1,873,883
                                                ----------   ----------

DEFERRED TAX LIABILITIES:
Depreciation                                      (279,809)    (263,865)
Prepaid expenses                                   (69,899)     (67,395)
Net deferred loan costs                           (123,775)    (108,679)
Net unrealized appreciation on securities
   available for sale                              (13,637)     (20,666)
Other                                              (59,311)      (3,874)
                                                ----------   ----------
   Total deferred tax liabilities                 (546,431)    (464,479)
                                                ----------   ----------
Net deferred tax asset before asset valuation    1,414,514    1,409,404
Valuation allowance for deferred tax assets
                                                ----------   ----------
   NET DEFERRED TAX ASSET                       $1,414,514   $1,409,404
                                                ==========   ==========

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

                                          2004                  2003                  2002
                                  -------------------   -------------------   -------------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                             EXERCISE              EXERCISE              EXERCISE
                                   SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                  --------   --------   --------   --------   --------   --------
Beginning balance, January 1       400,353    $10.68     374,438    $10.35     337,400    $ 9.96
Granted                             18,150     13.59      44,250     13.37      44,000     13.32
Exercised                          (60,637)    10.15     (11,335)    10.27      (5,952)    10.00
Forfeited                          (32,450)    12.38      (7,000)    11.03      (1,010)    10.19
                                  --------              --------              --------
ENDING BALANCE, DECEMBER 31        325,416     10.75     400,353     10.68     374,438     10.35
                                  ========              ========              ========

Options exercisable at year-end    261,134     10.22     306,901     10.06     287,388      9.97

Weighted average fair value of
   options granted during year    $   6.48              $   4.32              $   5.73

     Options outstanding at December 31, 2004 were as follows:

                             OUTSTANDING                 EXERCISABLE
                  --------------------------------   ------------------
                                         WEIGHTED
                                         AVERAGE
                            WEIGHTED     YEARS OF              WEIGHTED
RANGE OF                     AVERAGE    REMAINING               AVERAGE
EXERCISE            # OF    EXERCISE   CONTRACTUAL     # OF    EXERCISE
PRICES            OPTIONS     PRICE        LIFE      OPTIONS     PRICE
---------------   -------   --------   -----------   -------   --------
$7.00 - $7.99         500    $ 7.63        5.97          500    $ 7.63
$8.00 - $8.99       3,250      8.32        5.88        2,875      8.31
$9.00 - $9.99      24,880      9.09        5.17       23,160      9.08
$10.00 - $10.99   219,886     10.06        4.33      213,411     10.05
$12.00 - $12.99     6,150     12.84        9.46           --        --
$13.00 - $13.99    63,250     13.48        7.89       21,188     13.48
$14.00 - $14.99     7,500     14.00        9.48           --        --
                  -------                            -------
   TOTALS         325,416                            261,134
                  =======                            =======

Note 11 - RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2004 and 2003, the Bank had $19,722,902 and $23,260,123, respectively in loan commitments to directors and executive officers, of which $14,656,372 and $17,617,429 were funded at the respective year-ends, as reflected in the following table.

LOANS TO DIRECTORS AND EXECUTIVE OFFICERS

                                     2004          2003
                                 -----------   -----------
Beginning balance, January 1     $17,617,429   $16,608,693
New loans                          7,746,452    10,418,320
Repayments                        (6,428,774)   (8,112,787)
Other Changes                     (4,278,735)   (1,296,797)
                                 -----------   -----------
   ENDING BALANCE, DECEMBER 31   $14,656,372   $17,617,429
                                 ===========   ===========

     Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

     During 2004, 2003 and 2002, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. In March 2004, an amendment was executed to add 8,336 square feet to the leased premises under the same terms as the original lease. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $483,901, $415,824 and $348,130 during 2004, 2003 and 2002, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

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

     Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2004 and 2003, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

     The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2004 and 2003 was as follows:

                                                   2004           2003
                                               ------------   -----------
Commitments to extend credit - Variable Rate   $ 99,467,157   $79,025,623
Commitments to extend credit - Fixed Rate         4,686,934     3,723,720
Standby letters of credit                         2,858,636     2,347,361
                                               ------------   -----------
   TOTAL                                       $107,012,727   $85,096,704
                                               ============   ===========

     Management does not anticipate any significant losses as a result of these commitments.

     LEASE AND OTHER CONTRACTED COMMITMENTS: The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2004 are as follows:

     YEAR         LEASE COMMITMENTS
     -----        -----------------
     2005             $  696,726
     2006                701,399
     2007                757,014
     2008                760,452
     2009                763,977
     Thereafter        2,765,043
                      ----------
        TOTAL         $6,444,611
                      ==========

     The lease expense paid for operating leases for the facilities leased were $615,227, $489,976 and $417,316 for 2004, 2003 and 2002, respectively.

     EMPLOYMENT CONTRACTS: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers' employment with the Company, payments may be required to be made in excess of amounts that have been accrued.

Note 13 - BENEFIT PLANS

     BONUS PLAN: The Company maintains a bonus plan covering substantially all officers. Payments to be made under the bonus plan are determined by a formula approved by the Board of Directors and are based on the results of the operations of the Company and on individual performance. As of December 31, 2004 and 2003, management had accrued a liability for this plan of approximately $191,000 and $180,000, respectively, which is included in other liabilities in the consolidated balance sheets. While the increase from 2003 is minimal, the total bonus calculated for 2004 was $520,000, of which $329,000 was paid out in December 2004.

     401(K) PLAN: The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. The plan allows employees to contribute up to 15% of their compensation. The Company may match a portion of the employees' contributions and provides investment choices for the employees, including investment in common stock of the Company. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan are determined annually by management and approved by the Board of Directors. The Board of Directors approved annually an employer contribution for the 2004, 2003 and 2002 plan year matching 50% of the first 6% of the compensation contributed.

     This contribution was also approved for 2004. The total contribution made by the Company during 2004, 2003 and 2002 was approximately $107,000, $102,000 and $83,000, respectively.

     DEFERRED COMPENSATION PLAN: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual's termination of service. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2004, 2003 and 2002 was approximately $10,000, $(1,000) and $22,000 respectively, resulting in a deferred compensation liability of approximately $42,000 and $31,000 as of December 31, 2004 and 2003.

     DEFERRED DIRECTORS' FEES PLAN: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors of the Company for a period of 10 years. Under the plan, the Company pays each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director's termination of service. Payments are to be made either immediately or over a five-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2004 and 2003 was approximately $82,000 and $66,000 resulting in a deferred compensation liability of approximately $185,000 and $103,000 as of December 31, 2004 and 2003 respectively.

     SUPPLEMENTAL EMPLOYMENT RETIREMENT PLAN: Effective January 1, 2002, a supplemental employee retirement plan covers one officer. The Company is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plan's was approximately $216,000 and $139,000 at December 31, 2004 and 2003 respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $77,000 in 2004 and $72,000 in 2003.

Note 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following schedule reflects the carrying values and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003. Items which are not financial instruments are not shown.

                                                2004                            2003
                                   -----------------------------   -----------------------------
                                      CARRYING          FAIR          CARRYING          FAIR
                                       VALUE           VALUE           VALUE           VALUE
                                   -------------   -------------   -------------   -------------
FINANCIAL ASSETS:
   Cash and cash equivalents       $  37,225,025   $  37,225,025   $  27,842,215   $  27,842,215
   Securities available for sale      35,024,966      35,024,966      24,324,935      24,324,935
   FHLBI and FRB stock                 3,232,500       3,232,500       2,332,500       2,332,500
   Loans, net                        394,902,499     395,416,000     371,579,305     371,671,000
   Accrued interest receivable         1,969,610       1,969,610       1,289,370       1,289,370
FINANCIAL LIABILITIES:
   Deposits                         (386,379,906)   (386,209,000)   (362,876,768)   (363,387,000)
   Short-term borrowings                (200,000)       (200,000)     (1,060,000)     (1,060,000)
   FHLB advances                     (45,000,000)    (46,132,000)    (27,000,000)    (27,333,000)
   Junior subordinated debt           (3,608,000)     (3,620,000)     (3,608,000)     (4,030,000)
   Accrued interest payable             (559,213)       (559,213)       (278,964)       (278,964)

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

     Management believes, as of December 31, 2004 and 2003, that the Company and the Bank had met all capital adequacy requirements to which they are subject.

     As of December 31, 2004, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

     Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2004 and 2003:

                                                   TOTAL         TIER 1        TIER 1
                                                 RISK-BASED    RISK-BASED     LEVERAGE
2004                                              CAPITAL       CAPITAL       CAPITAL
----                                            -----------   -----------   -----------
Minimum capital adequacy ratio                         8.00%         4.00%         4.00%
Percent to be well capitalized                        10.00%         6.00%         5.00%
Actual % - December 31, 2004
   Company                                            12.29%        11.08%         9.87%
   Bank                                               11.87%        10.62%         9.66%
AT DECEMBER 31, 2004:
Required capital for minimum capital adequacy
   Company                                      $34,305,653   $17,152,827   $18,876,099
   Bank                                          34,314,883    17,157,442    18,864,289
Required capital to be well capitalized
   Company                                       42,882,066    25,729,240    24,055,850
   Bank                                          42,893,604    25,736,162    24,061,533
Actual capital
   Company                                       52,684,690    47,493,015    47,493,015
   Bank                                          50,932,538    45,567,796    45,567,796

                                                   TOTAL         TIER 1        TIER 1
                                                 RISK-BASED    RISK-BASED     LEVERAGE
2003                                              CAPITAL       CAPITAL       CAPITAL
----                                            -----------   -----------   -----------
Minimum capital adequacy ratio                         8.00%         4.00%         4.00%
Percent to be well capitalized                        10.00%         6.00%         5.00%
Actual % - December 31, 2003
   Company                                            12.66%        11.44%        10.26%
   Bank                                               10.93%         9.68%         8.68%
AT DECEMBER 31, 2003
Required capital for minimum capital adequacy
   Company                                      $31,050,002   $15,525,001   $17,307,508
   Bank                                          31,076,093    15,538,046    17,324,490
Required capital to be well capitalized
   Company                                       38,812,502    23,287,501    21,634,385
   Bank                                          38,845,116    23,307,069    21,655,613
Actual capital
   Company                                       49,132,134    44,383,538    44,383,538
   Bank                                          42,466,652    37,606,029    37,606,029

Note 16 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002. Options for 0, 0, and 40,000 shares of common stock were not included in the computation of diluted earnings per share for the years 2004, 2003 and 2002, respectively, because they were not dilutive.

                                                            2004         2003         2002
                                                         ----------   ----------   ----------
BASIC
Net income                                               $2,479,311   $1,800,066   $1,715,629
                                                         ----------   ----------   ----------
Weighted average common shares outstanding                3,959,837    3,933,339    3,008,145
                                                         ----------   ----------   ----------
Basic earnings per common share                          $     0.63   $     0.46   $     0.57

DILUTED
Net income                                               $2,479,311   $1,800,066   $1,715,629
                                                         ----------   ----------   ----------
Weighted average common shares outstanding                3,959,837    3,933,339    3,008,145
Add: dilutive effect of assumed stock option exercises       95,103       73,697       61,503
                                                         ----------   ----------   ----------
Weighted average common shares and dilutive
   potential common shares outstanding                    4,054,940    4,007,036    3,069,648
                                                         ----------   ----------   ----------
Diluted earnings per common share                        $     0.61   $     0.45   $     0.56

Note 17 - PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

     Following are condensed parent company (the Company's) financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, 2002:

                            CONDENSED BALANCE SHEETS

                                                    2004          2003
                                                -----------   -----------
ASSETS
Cash and cash equivalents                       $ 2,359,671   $ 7,212,620
Investment in Tower Bank & Trust Company         45,588,250    37,631,140
Investment in the Tower Capital Trust 1             171,057       173,397
Other assets                                          7,060         6,772
                                                -----------   -----------
   Total assets                                 $48,126,038   $45,023,929
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                               $   504,568   $   507,280
Junior subordinated debt                          3,608,000     3,608,000
Stockholders' equity                             44,013,470    40,908,649
                                                -----------   -----------
   Total liabilities and stockholders' equity   $48,126,038   $45,023,929
                                                ===========   ===========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
INCOME
      Interest income                              $            $            $
      Dividend income from Tower Capital Trust 1        7,380        9,720        9,720
                                                   ----------   ----------   ----------
         Total income                                   7,380        9,720        9,720
EXPENSE
      Interest expense                                324,720      327,060      327,353
      Professional  fees                              347,043      154,974       97,531
      Other expense                                   131,502      108,776       32,659
                                                   ----------   ----------   ----------
         Total expense                                803,265      590,810      457,543
LOSS BEFORE INCOME TAXES BENEFIT
   AND EQUITY IN UNDISTRIBUTED NET
   INCOME OF SUBSIDIARIES                            (795,885)    (581,090)    (447,823)
Income taxes benefit                                 (313,430)    (229,920)    (179,100)
Equity in undistributed net income of Tower Bank
   & Trust Company                                  2,961,766    2,151,236    1,984,352
                                                   ----------   ----------   ----------
NET INCOME                                         $2,479,311   $1,800,066   $1,715,629
                                                   ==========   ==========   ==========
COMPREHENSIVE INCOME                               $2,474,655   $1,601,784   $1,948,602
                                                   ==========   ==========   ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            2004          2003          2002
                                                        -----------   -----------   -----------
Cash flows from operating activities
   Net income                                           $ 2,479,311   $ 1,800,066   $ 1,715,629
   Adjustments to reconcile net income to net cash
      from operating activities:
      Equity in undistributed income of subsidiary       (2,961,766)   (2,151,236)   (1,984,352)
      Change in other assets                                  2,052        (4,387)        1,993
      Change in other liabilities                            (2,712)      129,086       205,234
                                                        -----------   -----------   -----------
         Net cash from operating activities                (483,115)     (226,471)      (61,496)
Cash flows from investing activities
   Capital investment into Tower Bank & Trust Company    (5,000,000)                 (7,000,000)
                                                        -----------   -----------   -----------
         Net cash from investing activities              (5,000,000)                 (7,000,000)
Cash flows from financing activities
   Proceeds from issuance of common stock
      from exercise of stock options and tax benefit        630,166       132,002        64,360
   Proceeds from issuance of common stock
      from stock offering                                                            14,998,744
   Payment of underwriters' fee and offering costs                                   (1,342,182)
                                                        -----------   -----------   -----------
         Net cash from financing activities                 630,166       132,002    13,720,922
                                                        -----------   -----------   -----------
Net change in cash and cash equivalents                  (4,852,949)      (94,469)    6,659,426
Cash and cash equivalents, beginning of period            7,212,620     7,307,089       647,663
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 2,359,671   $ 7,212,620   $ 7,307,089
                                                        ===========   ===========   ===========

Note 18 - OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) components and related taxes were as follows.

                                                 2004        2003        2002
                                              ---------   ---------   ---------
Unrealized holding gains and losses on
   available-for-sales securities             $ 146,578   $(139,703)  $ 568,652
Less reclassification adjustments for gains
   and losses later recognized in income       (154,338)   (190,776)   (180,351)
                                              ---------   ---------   ---------
Net unrealized gains and losses                  (7,760)   (330,479)    388,301
Tax expense  (benefit)                           (3,104)   (132,187)    155,328
                                              ---------   ---------   ---------
Other comprehensive income (loss)             $  (4,656)  $(198,292)  $ 232,973
                                              =========   =========   =========

Note 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            EARNINGS PER SHARE
                   INTEREST    NET INTEREST       NET       ------------------
                    INCOME        INCOME         INCOME       BASIC   DILUTED
                 -----------   ------------   -----------     -----   -------
2004
First quarter    $ 4,749,222    $ 3,269,445   $   480,438     $0.12    $0.12
Second quarter     4,904,640      3,289,886       454,436      0.12     0.11
Third quarter      5,399,599      3,674,982       629,208      0.16     0.16
Fourth quarter     5,911,394      4,081,806       915,229      0.23     0.23
                 -----------    -----------   -----------     -----    -----
   Total         $20,964,855    $14,316,119   $ 2,479,311     $0.63    $0.62
                 ===========    ===========   ===========     =====    =====

2003
First quarter    $ 4,276,942    $ 2,717,402   $   185,471     $0.05    $0.05
Second quarter     4,437,560      2,857,740       429,721      0.11     0.11
Third quarter      4,493,529      3,039,210       614,978      0.16     0.15
Fourth quarter     4,617,657      3,150,800       569,896      0.14     0.14
                 -----------    -----------   -----------     -----    -----
  Total          $17,825,688    $11,765,152   $ 1,800,066     $0.46    $0.45
                 ===========    ===========   ===========     =====    =====

     Note: Earnings per share data may not agree to annual amounts due to rounding

     Net income and diluted earnings per share results for the first quarter of 2004 were significantly higher than the same quarterly period in 2003 mainly as a result of pretax expenses of $720,000 recorded in the 2003 period for losses associated with discovery of unauthorized mortgage activity. Additionally, earnings per share for the fourth quarter 2004 was significantly higher due to the rise in interest rates, along with an $860,000 insurance reimbursement against losses recorded for the unauthorized mortgage activity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board, United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.


South Bend, Indiana                     /s/ Crowe Chizek and Company LLC
February 10, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors nominees for director and executive officers of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and the Company's common stock that may be issued under existing equity compensation plans is incorporated herein by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.   Financial Statements.  The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

          Consolidated Balance Sheets at December 31, 2004 and 2003 .......   30

          Consolidated Statements of Operations - for the years ended
             December 31, 2004, 2003 and 2002 .............................   31

          Consolidated Statements of Changes in Stockholders' Equity - for
             the years ended December 31, 2004, 2003 and 2002 .............   32

          Consolidated Statements of Cash Flows - for the years ended
             December 31, 2004, 2003 and 2002 .............................   33

          Notes to Consolidated Financial Statements ......................   34

          Report of Independent Registered Public Accounting Firm .........   55

     2.   Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)  Exhibits:

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

                                        TOWER FINANCIAL CORPORATION


                                        By: /s/ Donald F. Schenkel
                                            ------------------------------------
Date: March 10, 2005                        Donald F. Schenkel
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                    DATE
---------                          -----                                    ----


/s/ Donald F. Schenkel             Chairman of the Board, President,        March 10, 2005
--------------------------------   Chief Executive Officer and
Donald F. Schenkel                 Director (Principal Executive Officer)


/s/ Michael D. Cahill              Executive Vice President, Chief          March 10, 2005
--------------------------------   Financial Officer and Secretary
Michael D. Cahill                  (Principal Financial Officer
                                   and Principal Accounting Officer)


/s/ Keith E. Busse                 Director                                 March 10, 2005
--------------------------------
Keith E. Busse


/s/ Kathryn D. Callen              Director                                 March 10, 2005
--------------------------------
Kathryn D. Callen


/s/ Michael S. Gouloff             Director                                 March 10, 2005
--------------------------------
Michael S. Gouloff


/s/ Jerome F. Henry, Jr.           Director                                 March 10, 2005
--------------------------------
Jerome F. Henry, Jr.


/s/ R.V. Prasad Mantravadi, M.D.   Director                                 March 10, 2005
--------------------------------
R.V. Prasad Mantravadi, M.D.


/s/ Michael J. Mirro, M.D.         Director                                 March 10, 2005
--------------------------------
Michael J. Mirro, M.D.


/s/ Debra A. Niezer                Director                                 March 10, 2005
--------------------------------
Debra A. Niezer


/s/ William G. Niezer              Director                                 March 10, 2005
--------------------------------
William G. Niezer

SIGNATURE                          TITLE                                    DATE
---------                          -----                                    ----


/s/ Joseph D. Ruffolo              Director                                 March 10, 2005
--------------------------------
Joseph D. Ruffolo


/s/ Larry L. Smith                 Director                                 March 10, 2005
--------------------------------
Larry L. Smith


/s/ John V. Tippmann, Sr.          Director                                 March 10, 2005
--------------------------------
John V. Tippmann, Sr.


/s/ Irene A. Walters               Director                                 March 10, 2005
--------------------------------
Irene A. Walters

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
3.1           (1)   Restated Articles of Incorporation of the Registrant

3.2                 Amended By-Laws of the Registrant

10.1          (1)   Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.3*         (1)   1998 Stock Option and Incentive Plan

10.4*         (2)   Employment Agreement dated April 25, 2002 between the
                    Registrant and Gary D. Shearer

10.5                Agreement dated June 1, 2004 between Registrant and Michael
                    D. Cahill

10.6*         (2)   Employment Agreement dated April 25, 2002 between the
                    Registrant and Curtis A. Brown

10.7*               Summary Sheet of Director and Executive Compensation

10.8                Code of Business Conduct and Ethics

10.9          (3)   Lease Agreement dated December 6, 1999 between the
                    Registrant and Chestnut Development

10.10         (4)   Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11         (5)   Amendment to the Lease Agreement dated October 6, 1998
                    between the Registrant and Tippmann Properties, Inc.

10.12         (6)   Agreement to purchase unimproved real estate dated August
                    14, 2001 between the Registrant and J - J Parent Corporation

10.13*        (7)   2001 Stock Option and Incentive Plan

10.14*        (8)   Employment Agreement dated January 1, 2002 between the
                    Registrant and Donald F. Schenkel

10.15* Amendment to Employment Agreement dated January 29, 2004 between Registrant and Donald F. Schenkel

10.16*              Form of Award Agreement between Registrant and Employees

10.17*              Form of Award Agreement between Registrant and Directors

10.18*              Restated Supplemental Executive Retirement Plan, dated
                    January 1, 2004

10.19*        (8)   Deferred Compensation Plan dated January 1, 2002

10.20*        (8)   Deferred Compensation Plan for Non-Employee Directors dated
                    January 1, 2002

10.21*        (9)   401(k) Plan of the Registrant

10.22         (10)   Lease Agreement dated April 7, 2003 between Registrant and
                     MER Group.

21                   Subsidiaries of the Registrant

23                   Consent of Independent Registered Public Accounting Firm

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

(10) The copy of this exhibit filed as the same exhibit number to the Company's Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.