Form 10-Q
period 2005-03-31
TOWER FINANCIAL CORP
filed 2005-05-13
CIK 1072847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number 000-25287

                           TOWER FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             INDIANA                                              35-2051170
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                116 East Berry Street, Fort Wayne, Indiana 46802
                    (Address of principal executive offices)

                                 (260) 427-7000
                         (Registrant's telephone number)

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

                                 Yes [ ] No [X]

Number of shares of the issuer's common stock, without par value, outstanding as of May 5, 2005: 4,004,656.

                                     INDEX

                                                                        page no.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Condensed Balance Sheets at
                March 31, 2005 (unaudited) and December 31, 2004.....       3
             Consolidated Condensed Statements of Operations for
                the three months ended March 31, 2005 and
                March 31, 2004 (unaudited)...........................       4
             Consolidated Condensed Statements of Changes in
                Stockholders' Equity for the three months ended
                March 31, 2005 and March 31, 2004 (unaudited)........       5
             Consolidated Condensed Statements of Cash Flows for
                the three months ended March 31, 2005 and
                March 31, 2004 (unaudited)...........................       6
             Notes to Consolidated Condensed Financial Statements....       7

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................       9

   Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk..........................................      16

   Item 4.   Controls and Procedures.................................      17

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.......................................      18

   Item 6.   Exhibits................................................      18

SIGNATURES...........................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
At March 31, 2005 and December 31, 2004

                                                                 (unaudited)
                                                                  MARCH 31,    DECEMBER 31,
                                                                     2005          2004
                                                                ------------   ------------
ASSETS

Cash and due from banks                                         $ 16,892,394   $ 11,911,033
Short-term investments and interest-earning deposits              13,141,928      8,109,456
Federal funds sold                                                 2,284,826     17,204,536
                                                                ------------   ------------
      Total cash and cash equivalents                             32,319,148     37,225,025
Securities available for sale, at fair value                      31,969,263     35,024,966
FHLB and FRB stock                                                 3,397,700      3,232,500
Loans                                                            414,423,395    400,510,491
Allowance for loan losses                                         (5,725,156)    (5,607,992)
                                                                ------------   ------------
      Net loans                                                  408,698,239    394,902,499
Premises and equipment, net                                        2,906,609      2,984,596
Accrued interest receivable                                        1,920,129      1,969,610
Other assets                                                       6,621,624      5,777,805
                                                                ------------   ------------
      Total assets                                              $487,832,712   $481,117,001
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Noninterest-bearing                                          $ 62,921,137   $ 57,800,311
   Interest-bearing                                              336,975,975    328,579,595
                                                                ------------   ------------
      Total deposits                                             399,897,112    386,379,906
Short-term borrowings                                                     --        200,000
Federal Home Loan Bank (FHLB) advances                            38,000,000     45,000,000
Junior subordinated debt                                           3,608,000      3,608,000
Accrued interest payable                                             550,426        559,213
Other liabilities                                                  1,301,662      1,356,412
                                                                ------------   ------------
      Total liabilities                                          443,357,200    437,103,531

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
   no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000
   shares authorized; 4,003,156 shares issued and outstanding
   at March 31, 2005 and December 31, 2004                        37,952,860     37,952,860
Retained earnings                                                  6,767,008      6,040,155
Accumulated other comprehensive income(loss), net of tax of
   $(149,490) at March 31, 2005 and $13,637 at
   December 31, 2004                                                (244,356)        20,455
                                                                ------------   ------------
      Total stockholders' equity                                  44,475,512     44,013,470
                                                                ------------   ------------
      Total liabilities and stockholders' equity                $487,832,712   $481,117,001
                                                                ============   ============

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004

                                               (unaudited)
                                            THREE MONTHS ENDED
                                                 MARCH 31
                                         -----------------------
                                            2005         2004
                                         ----------   ----------
INTEREST INCOME:
   Loans, including fees                 $5,760,581   $4,443,650
   Securities - taxable                     247,291      186,362
   Securities - tax exempt                  134,729       89,282
   Other interest income                     81,784       29,928
                                         ----------   ----------
      Total interest income               6,224,385    4,749,222

INTEREST EXPENSE:
   Deposits                               1,863,603    1,231,220
   Short-term borrowings                         --        3,646
   FHLB advances                            246,989      163,731
   Junior subordinated debt                  81,180       81,180
                                         ----------   ----------
      Total interest expense              2,191,772    1,479,777
                                         ----------   ----------
Net interest income                       4,032,613    3,269,445
PROVISION FOR LOAN LOSSES                   581,000      500,000
                                         ----------   ----------
Net interest income after provision
   for loan losses                        3,451,613    2,769,445

NONINTEREST INCOME:
   Trust and brokerage fees                 500,141      406,832
   Service charges                          148,152      158,359
   Loan broker fees                          62,193       87,764
   Net gain on sale of securities                --        2,910
   Other fees                               196,437      132,569
                                         ----------   ----------
      Total noninterest income              906,923      788,434

NONINTEREST EXPENSE:
   Salaries and benefits                  1,924,839    1,531,697
   Occupancy and equipment                  435,716      336,664
   Marketing                                156,533      188,650
   Data processing                          122,318       88,519
   Loan and professional costs              176,407      240,747
   Office supplies and postage               70,801       92,250
   Courier services                          79,232       71,177
   Business development                      95,252       75,130
   Other expense                            184,695      181,957
                                         ----------   ----------
      Total noninterest expense           3,245,793    2,806,791
                                         ----------   ----------
INCOME BEFORE INCOME TAXES                1,112,743      751,088
Income taxes expense                        385,890      270,650
                                         ----------   ----------
NET INCOME                               $  726,853   $  480,438
                                         ==========   ==========

BASIC EARNINGS PER COMMON SHARE          $     0.18   $     0.12
DILUTED EARNINGS PER COMMON SHARE        $     0.18   $     0.12
Average common shares outstanding         4,003,156    3,943,512
Average common shares and dilutive
   potential common shares outstanding    4,070,758    4,044,039

      The following notes are an integral part of the financial statements

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2005 and 2004
(unaudited)

                                                   COMMON                   ACCUMULATED
                                                 STOCK AND                     OTHER
                                                  PAID-IN      RETAINED    COMPREHENSIVE
                                                  CAPITAL      EARNINGS    INCOME (LOSS)      TOTAL
                                                -----------   ----------   -------------   -----------
BALANCE, JANUARY 1, 2004                        $37,322,694   $3,560,844     $  25,111     $40,908,649
Net income for 2004                                              480,438                       480,438
Change in net unrealized appreciation
   (depreciation) on securities available for
   sale, net of tax of $139,426                                                209,140         209,140
                                                                                           -----------
   Total Comprehensive Income                                                                  689,578
Issuance of 1,875 shares of common
   stock for stock options exercised
   net of tax benefit                                25,167                                     25,167
                                                -----------   ----------     ---------     -----------
BALANCE, MARCH 31, 2004                         $37,347,861   $4,041,282     $ 234,251     $41,623,394
                                                ===========   ==========     =========     ===========

BALANCE, JANUARY 1, 2005                        $37,952,860   $6,040,155     $  20,455     $44,013,470
Net income for 2005                                              726,853                       726,853
Change in net unrealized appreciation
   (depreciation) on securities available for
   sale, net of tax of $163,127                                               (264,811)       (264,811)
                                                                                           -----------
   Total Comprehensive Income                                                                  462,042
                                                -----------   ----------     ---------     -----------
BALANCE, MARCH 31, 2005                         $37,952,860   $6,767,008     $(244,356)    $44,475,512
                                                ===========   ==========     =========     ===========

      The following notes are an integral part of the financial statements.

TOWER FINANCIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004

                                                            (unaudited)          (unaudited)
                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          MARCH 31, 2005       MARCH 31, 2004
                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $    726,853         $    480,438
   Adjustments to reconcile net income
      to net cash from operating activities:
      Depreciation and amortization                             162,711              161,343
      Provision for loan losses                                 581,000              500,000
      Earnings on life insurance                                (20,467)              (8,818)
      Net gain on sale of securities                                 --               (2,910)
      FHLB stock dividend                                       (15,200)             (14,000)
      Change in accrued interest receivable                      49,481             (148,580)
      Change in other assets                                   (660,225)              97,409
      Change in accrued interest payable                         (8,787)              54,030
      Change in other liabilities                               (54,750)           1,299,976
                                                           ------------         ------------
         Net cash from operating activities                     760,616            2,418,888
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans                                      (14,644,035)         (10,154,147)
   Purchase of securities available for sale                         --           (6,727,049)
   Proceeds from maturities of securities
      available for sale                                      2,622,456            2,593,835
   Proceeds from sale of securities
      available for sale                                             --              501,769
   Purchase of FHLB and FRB stock                              (150,000)                  --
   Proceeds from sale of participation loans                    267,295            3,660,359
   Purchase of equipment and leasehold
      expenditures                                              (79,415)            (134,784)
                                                           ------------         ------------
         Net cash from investing activities                 (11,983,699)         (10,260,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                    13,517,206            8,076,080
   Net change in short-term borrowings                         (200,000)            (560,000)
   Proceeds from issuance of common stock
      from exercise of stock options and tax benefits                                 25,167
   Proceeds from FHLB advances                                3,000,000            5,000,000
   Repayment of FHLB advances                               (10,000,000)          (5,000,000)
                                                           ------------         ------------
         Net cash from financing activities                   6,317,206            7,541,247
                                                           ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (4,905,877)            (299,882)
Cash and cash equivalents, beginning of period               37,225,025           27,842,215
                                                           ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 32,319,148         $ 27,542,333
                                                           ============         ============
Supplemental disclosures of cash flow information
   Cash paid during the year for:
   Interest                                                $  2,200,559         $  1,425,747
   Income taxes net of refund                                    39,462                   --

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

     B. BASIS OF PRESENTATION: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2005 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and March 31, 2004. The results for the period ended March 31, 2005 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004, 2003, and 2002 and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                              -------------------
                                                2005       2004
                                              --------   --------
Net income as reported                        $726,853   $480,438
Deduct: Stock-based compensation expense
   determined under fair value-based method    (35,800)   (28,782)
                                              --------   --------
Pro forma net income                          $691,053   $451,656
                                              ========   ========
Basic earnings per share as reported          $   0.18   $   0.12
Pro forma basic earnings per share                0.17       0.11
Diluted earnings per share as reported            0.18       0.12
Pro forma diluted earnings per share              0.17       0.11

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

                                  THREE MONTHS ENDED
                                       MARCH 31
                                  ------------------
                                     2005    2004
                                    ------   ----
Risk-free interest rate              4.04%   None
Expected option life                7 yrs    None
Expected stock price volatility     26.52%   None
Dividend yield                       None    None

     E. EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment", that revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. The pro forma disclosures previously permitted under FASB No. 123 (see Note 1d above) no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for FASB Statement No. 123R to allow companies to implement the revised standard with the first fiscal year beginning after June 15, 2005. The company is currently evaluating the impact that FASB Statement No. 123R will have on the financial condition and results of operations.

     F. RECLASSIFICATIONS: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2005 and 2004. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 5,500 and 71,500 for the three-month periods ended March 31, 2005 and 2004 respectively.

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                -----------------------
                                                   2005         2004
                                                ----------   ----------
BASIC
Net income                                      $  726,853   $  480,438
                                                ----------   ----------
Weighted average common shares outstanding       4,003,156    3,943,512
                                                ----------   ----------
Basic earnings per common share                 $     0.18   $     0.12

DILUTED
Net income                                      $  726,853   $  480,438
                                                ----------   ----------
Weighted average common shares outstanding       4,003,156    3,943,512
Add: dilutive effect of assumed stock option
   exercises                                        67,602      100,527
                                                ----------   ----------
Weighted average common shares and dilutive
   potential common shares outstanding           4,070,758    4,044,039
                                                ----------   ----------
Diluted earnings per common share               $     0.18   $     0.12

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

     At March 31, 2005, options for 331,666 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $14.79 per share. Of the total options outstanding, options for 273,821 shares were vested and exercisable at March 31, 2005. During the first quarter of 2005, 6,250 options were granted at prices ranging from $14.29 to $14.79 per share, no options were forfeited, and no options were exercised. During the first quarter of 2004, no options were granted, 1,875 options were exercised and 8,875 non-vested options were forfeited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of March 31, 2005 and December 31, 2004 and results of operations for the three-month periods ended March 31, 2005 and March 31, 2004. This discussion should be read in conjunction with the Company's consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

CRITICAL ACCOUNTING POLICIES

A comprehensive discussion of the Company's critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the information regarding our critical accounting policies since December 31, 2004.

FINANCIAL CONDITION

The Company continued to experience growth in the first quarter of 2005. Total assets of the Company were $487.8 million at March 31, 2005 compared to total assets at December 31, 2004 of $481.1 million. The 1.4% increase in assets was primarily due to an increase in loans and was supported by a $13.5 million inflow of funds from deposit growth at the Bank during the first three months of 2005. The growth rate of 1.4% during the first quarter of 2005 was similar to the 2.2% growth seen in the first quarter of 2004. However, the loan portfolio grew at a much higher rate, 3.5% for the first quarter of 2005 compared to 1.6% for the first quarter of 2004. Quarterly loan growth began to increase during the third quarter of 2004 and management expects this trend to continue. The overall growth rate for the first quarter was offset slightly by a decrease in the securities portfolio due to calls and maturities. Due to the flattening yield curve on securities, management made the decision to use the proceeds to fund loan growth versus reinvesting in securities. The Company anticipates that, in the near-term, assets will increase at a volume similar to our more recent rate of growth as we continue to market our institution, products and banking expertise, deliver a high level of customer service and develop our branch network.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $32.3 million at March 31, 2005, a $4.9 million, or 13.2%, decrease from $37.2 million at December 31, 2004. Securities available for sale were $32.0 million at the end of the first three months of 2005, a decrease of $3.0 million from December 31, 2004. The net decrease in cash and cash equivalents during the first three months of 2005 was reflective of the cash needs of the Bank relative to loan growth and normal daily liquidity. The decrease in securities available for sale was a result of calls and maturities of certain investments

Loans. Total loans were $414.1 million at March 31, 2005 reflecting a 3.5% increase from total loans of $400.1 million at December 31, 2004. Loan growth in the first three months of 2005 occurred in the mortgage and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 79.1% at March 31, 2005 and 78.6% at December 31, 2004.

The following table summarizes the composition of the loan portfolio at the dates indicated:

                               MARCH 31, 2005        DECEMBER 31, 2004
                            --------------------   --------------------
                               BALANCE       %        BALANCE       %
                            ------------   -----   ------------   -----
Commercial                  $191,507,015    46.2%  $189,716,723    47.4%
Commercial real estate       136,049,034    32.9%   124,721,982    31.2%
Residential real estate       42,728,496    10.3%    45,080,544    11.3%
Home equity                   29,826,200     7.2%    28,430,284     7.1%
Consumer                      14,024,131     3.4%    12,239,365     3.0%
                            ------------   -----   ------------   -----
   Total loans               414,134,876   100.0%   400,188,898   100.0%
Net deferred loan costs          288,519                321,593
Allowance for loan losses     (5,725,156)            (5,607,992)
                            ------------           ------------
   Net loans                $408,698,239           $394,902,499
                            ============           ============

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.7 million, or 0.56% of total assets, at December 31, 2004 to $3.7 million, or 0.75% of total assets, at March 31, 2005. The majority of the increase in nonperforming assets relates to residential OREO properties with a fair market value of $664,534 that were recorded on the books during the first quarter of 2005. The OREO properties are rental properties that are generating positive cash flow. Total impaired loans at March 31, 2005 were $5.4 million and included all nonaccrual loans in addition to one commercial credit of $509,861 designated as a troubled debt restructuring and three commercial loans designated as impaired but still performing and accruing interest. At March 31, 2005, management believes it has allocated adequate specific allowances for these risks of $4.0 million. Impaired loans at December 31, 2004 were $5.1 million with specific allowances for these risks of $3.9 million.

The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                 MARCH 31, 2005   DECEMBER 31, 2004
                                                 --------------   -----------------
Loans past due over 90 days and still accruing     $  782,917        $  676,866
Nonaccrual loans
                                                    1,781,103         1,580,003
                                                   ----------        ----------
   Total nonperforming loans                       $2,564,020        $2,256,869
Other real estate owned
                                                    1,094,534           430,000
                                                   ----------        ----------
   Total nonperforming assets                      $3,658,554        $2,686,869
                                                   ==========        ==========
Nonperforming assets to total assets                     0.75%             0.56%
Nonperforming loans to total loans                       0.62%             0.56%

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

The allowance for loan losses at March 31, 2005 was $5.7 million, or 1.38% of total loans outstanding, a slight increase of $100,000 from $5.6 million, or 1.40%, at December 31, 2004. The provision for loan losses during the first three months of 2005 was $581,000 compared to $500,000 in the first three months of 2004.

The table below summarizes the allowance allocations by type as of the indicated dates:

                                                 MARCH 31, 2005   DECEMBER 31, 2004
                                                 --------------   -----------------
Specific allocations                               $4,012,156         $3,900,992
Loan pool percentage allocations
                                                    1,622,000          1,600,000
Unallocated
                                                       91,000            107,000
                                                   ----------         ----------
   Total allowance for loan losses                 $5,725,156         $5,607,992
                                                   ==========         ==========

In general, the addition to the allowance during the first three months of 2005 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations and peer bank loss experience. Net charge-offs for the first three months of 2005 were $463,836 compared to $391,359 for the first three months of 2004. The charge-offs during the first three months ended March 31, 2005 were primarily attributable to several commercial loans. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first three months of 2005 by $307,151 and were $2.6 million at March 31, 2005. As a result of the increased level of nonperforming loans at March 31, 2005, specific allowance allocations increased by $111,164 from December 31, 2004. The amount of the allowance allocated for loan pools stayed essentially flat during the first three months as a net result of increased loans outstanding, which was offset by a decrease in loss experience percentages mainly for commercial loans.

Management considers the allowance for loan losses at March 31, 2005 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

                                                   2005         2004
                                                ----------   ----------
Beginning balance, January 1                    $5,607,992   $5,259,273
Provision charged to operating expense             581,000      500,000
Charge-offs                                       (540,702)    (396,128)
Recoveries                                          76,866        4,769
                                                ----------   ----------
   Ending balance, March 31                     $5,725,156   $5,367,914
                                                ==========   ==========
Net charge-offs to average loans (annualized)         0.46%        0.42%

Other Assets. The $843,819 increase in other assets was mainly attributable to the addition of $664,534 of OREO properties and an increase in prepaid fees paid upon origination of on brokered CD's.

Deposits. Total deposits were $399.9 million at March 31, 2005 compared to total deposits at December 31, 2004 of $386.4 million. Deposit growth during the first three months of 2005 was reflected mainly in noninterest bearing demand deposits and time deposits $100,000 and over. Growth was approximately $5.1 million in nonintererest bearing demand deposits and $20.3 million in time deposits $100,000 and over. Money market accounts decreased by $3.1 million during the first three months, mostly attributable to a decrease in public funds accounts, while time deposits under $100,000 also reflected a decrease of $8.8 million. The majority of the growth in the time deposits $100,000 and over during the first three months of 2005 was from brokered CD accounts and other out of market deposits, which grew during the first three months by $8.9 million and reached $97.7 million at March 31, 2005 or 24.4% of the total deposit portfolio. The amount of brokered CDs and out of market deposits at December 31, 2004 was $88.8 million. This increase in brokered deposits was a result of funding needs to cover asset growth during the first quarter of 2005, over what could be generated quickly in the local market.

The following table summarizes the Company's deposit balances at the dates indicated:

                                MARCH 31, 2005        DECEMBER 31, 2004
                             --------------------   --------------------
                                BALANCE       %        BALANCE       %
                             ------------   -----   ------------   -----
Noninterest-bearing demand   $ 62,921,137    15.7%  $ 57,800,311    15.0%
Interest-bearing checking      27,575,488     6.9%    27,786,693     7.2%
Money market                   70,882,768    17.7%    74,017,465    19.2%
Savings                        13,204,616     3.3%    12,935,798     3.3%
Time, under $100,000           60,415,756    15.1%    69,220,287    17.9%
Time, $100,000 and over       164,897,347    41.3%   144,619,352    37.4%
                             ------------   -----   ------------   -----
   Total deposits            $399,897,112   100.0%  $386,379,906   100.0%
                             ============   =====   ============   =====

Borrowings. Short-term borrowings, which were entirely comprised of overnight federal funds purchased from one correspondent bank, decreased to $0 at March 31, 2005 from $200,000 at December 31, 2004. The Company also had borrowings in the amount of $38.0 million in Federal Home Loan Bank ("FHLB") advances at March 31, 2005 and $45.0 million at December 31, 2004. Two of the FHLB advances, totaling $6.5 million, mature in 2011 and have quarterly call features. One of the remaining advances is a short-term daily variable rate advance and the other six are bullet advances and mature in a range from December 2004 through March 2006.

Other Liabilities. Other liabilities decreased $54,750 from year-end 2004. The decrease in other liabilities was primarily related to the decrease in payables at March 31, 2005.

RESULTS OF OPERATIONS

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2005 reflected net income of $726,853, or $0.18 per diluted share. This was a $246,415, or 51.3%, increase over 2004's first quarter net income of $480,438, or $0.12 per diluted share. The operating results for the three-month period ended March 31, 2005 were favorable compared to the same period in 2004 primarily because earning assets grew and interest rates increased, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the first quarter of 2005 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 21.7%. For the three-month period ended March 31, 2005, net interest income increased 23.3%, while total noninterest income increased 15% from the same period one year ago primarily due to an increase in Trust fees.

PERFORMANCE RATIOS

                                MARCH 31
                             -------------
                              2005    2004
                             -----   -----
Return on average assets *    0.62%   0.44%
Return on average equity *    6.61%   4.67%
Net interest margin *         3.63%   3.17%
Efficiency ratio             65.72%  69.19%

*    annualized

Net Interest Income. Interest income for the three-month periods ended March 31, 2005 and 2004 was $6.2 million and $4.8 million, respectively, while interest expense for the first quarter was $2.2 million in 2005 and $1.5 million in 2004, resulting in net interest income of $4.0 million for the first quarter of 2005 and $3.3 million for the first quarter of 2004. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The net interest margin for the first quarter of 2005 was 3.63%, while the net interest margin for the first quarter of 2004 was 3.17%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in the interest rate environment. The yield on earning assets increased 91 basis points during the period while cost of funds increased 66 basis points improving our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

                                                       AT AND FOR THE THREE MONTH PERIOD ENDED
                                         --------------------------------------------------------------------
                                                  MARCH 31, 2005                     MARCH 31, 2004
                                         --------------------------------   ---------------------------------
                                                    INTEREST   ANNUALIZED               INTEREST   ANNUALIZED
                                          AVERAGE    EARNED       YIELD      AVERAGE     EARNED      YIELD
($ in thousands)                          BALANCE    OR PAID     OR COST     BALANCE    OR PAID     OR COST
----------------                         --------   --------   ----------   --------    --------   ----------
ASSETS

Short-term investments and
   interest-earning deposits             $  7,362     $   27      1.49%     $  3,222     $    9       1.12%
Federal funds sold                          9,089         54      2.41%       11,728         21       0.72%
Securities - taxable                       24,329        247      4.12%       16,519        187       4.55%
Securities - tax exempt (1)                12,550        205      6.62%        8,770        119       5.46%
Loans held for sale                            --         --      0.00%           --         --       0.00%
Loans                                     404,794      5,761      5.77%      377,936      4,444       4.73%
                                         --------     ------                --------     ------
   Total interest-earning assets          458,124      6,294      5.51%      418,175      4,780       4.60%
Allowance for loan losses                  (5,691)                            (5,320)
Cash and due from banks                    14,784                             12,185
Other assets                               10,522                             12,345
                                         --------                           --------
   Total assets                          $477,739                           $437,385
                                         ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing checking                $ 27,533     $   31      0.46%     $ 21,376     $   18       0.34%
Savings                                    12,841         12      0.38%       10,872          8       0.30%
Money market                               73,398        252      1.39%       93,432        205       0.88%
Certificates of deposit                   218,256      1,569      2.92%      183,994      1,001       2.19%
Short-term borrowings                          51         --      0.00%        1,364          4       1.18%
FHLB advances                              35,247        247      2.84%       27,000        164       2.44%
Junior subordinated debt                    3,608         81      9.03%        3,608         81       9.03%
                                         --------     ------                --------     ------
   Total interest-bearing liabilities     370,934      2,192      2.40%      341,646      1,481       1.74%
Noninterest-bearing checking               60,324                             51,438
Other liabilities                           1,888                              2,931
Stockholders' equity                       44,593                             41,370
                                         --------                           --------
   Total liabilities and stockholders'
      equity                             $477,739                           $437,385
                                         ========                           ========
NET INTEREST INCOME                                   $4,102                             $3,299
                                                      ======                             ======
RATE SPREAD                                                       3.11%                               2.86%
NET INTEREST INCOME AS A PERCENT
   OF AVERAGE EARNING ASSETS                                      3.63%                               3.17%
                                                                  ====                                ====

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $581,000 during the first quarter of 2005 as compared to $500,000 for the first quarter of 2004. The provision recorded for the first quarter of 2005 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at March 31, 2005 totaled $5.7 million and was 1.38% of total loans outstanding on that date. Total net charge-offs for the three-month period ended March 31, 2005 were $463,836 and were $391,359 during the same period a year ago.

Noninterest Income. Noninterest income was $906,923 during the first quarter of 2005. This was a $118,489, or 15.0%, increase compared to the first quarter of 2004. The majority of the increase relates to Trust services fee income, which increased $93,309 from the first quarter of 2004 to $500,141 for the three-month period ended March 31, 2005, reflective of an increase of $72.3 million, or 22.2%, in assets under management. Loan broker fees decreased by $25,571 compared to the first quarter of 2004. Loan volume was actually higher, $8.6 million in the first quarter of 2005 compared to $6.5 million in the first quarter of 2004, however a larger portion of the loans were kept in the Companys portfolio versus acting as broker for an outside lender.

Noninterest Expense. Noninterest expense was $3.2 million for the first quarter of 2005 while noninterest expense for the three-month period ended March 31, 2004 was $2.8 million. The main components of noninterest expense for the first quarter of 2005 were salaries and benefits of $1.9 million, occupancy and equipment costs of $435,716, and loan and professional costs in the amount of $176,407, and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 25.7% increase in salaries and benefits reflects a 14.8% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, and significant benefit cost increases. Excluding personnel expenses, noninterest expenses remained flat compared to the first quarter of 2004. Occupancy expense increased by $99,052 or 29.4% due to the opening of the new Wealth Management area in April 2004 in the downtown Fort Wayne office. However, this increase was offset by a $64,340 or 26.7% decrease in legal and professional costs due primarily to the resolution of the unauthorized mortgage issue in the fourth quarter of 2004 and the related legal expenses, along with a decrease of $32,117 or 17.0% in marketing expenses.

Income Taxes. During the quarters ended March 31, 2005 and 2004, the Company recorded $385,890 and $270,650, respectively, in income taxes expense. The effective tax rate recorded was 34.7% for 2005 as compared to 36.0% for 2004. The decreased effective tax rate in 2005 was mainly from the tax effect of additional tax-exempt investments held during 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2005, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $139.3 million, or 31.6% of the Company's total funding, at March 31, 2005. Total deposits at March 31, 2005 were $399.9 million and the loan to deposit ratio was 103.6%. Total borrowings at March 31, 2005 were $41.6 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD's. Additionally, the Company and the Bank intends to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $44.5 million and $44.0 million at March 31, 2005 and December 31, 2004, respectively. Affecting the increase in stockholders' equity during the first three months of 2005 was $726,853 in net income and a $264,811 decrease in the unrealized appreciation of securities available for sale, net of tax.

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

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

                             MARCH 31, 2005                  DECEMBER 31, 2004
                    -------------------------------   -------------------------------
                                Well-       Minimum               Well-       Minimum
                    Actual   Capitalized   Required   Actual   Capitalized   Required
                    ------   -----------   --------   ------   -----------   --------
THE COMPANY

Leverage capital    10.07%       5.00%       4.00%     9.87%      5.00%        4.00%
Tier 1 risk-based   10.94%       6.00%       4.00%    11.08%      6.00%        4.00%
Total risk-based    12.15%      10.00%       8.00%    12.29%     10.00%        8.00%

THE BANK

Leverage capital     9.66%       5.00%       4.00%     9.66%      5.00%        4.00%
Tier 1 risk-based   10.50%       6.00%       4.00%    10.62%      6.00%        4.00%
Total risk-based    11.75%      10.00%       8.00%    11.87%     10.00%        8.00%

COMMITMENTS AND OFF-BALANCE SHEET RISK

The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At March 31, 2005, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes outside the ordinary course of business in such contractual obligations during the first quarter of 2005.

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

The following table depicts the Company's GAP position as of March 31, 2005:

RATE SENSITIVITY ANALYSIS

                                      WITHIN    THREE TO    ONE TO     AFTER
                                       THREE     TWELVE      FIVE       FIVE
($ in thousands)                      MONTHS     MONTHS      YEARS     YEARS      TOTAL
----------------                     --------   --------   --------   -------   --------
ASSETS

   Federal funds sold, short-term
      investments and interest-
      earning deposits               $ 15,427   $          $          $         $ 15,427
   Securities available for sale        3,952      7,603      4,995    15,419     31,969
   FHLBI and FRB stock                                                  3,398      3,398
   Fixed rate loans                    14,827     38,688     76,354    11,291    141,160
   Variable rate loans                 36,766    128,210    105,826     2,461    273,263
   Allowance for loan losses                                                      (5,725)
   Other assets                                                                   28,341
                                     --------   --------   --------   -------   --------
Total assets                         $ 70,972   $174,501   $187,175   $32,569   $487,833
                                     --------   --------   --------   -------   --------
LIABILITIES

   Interest-bearing checking         $  2,145   $  6,436   $ 18,994   $         $ 27,575
   Savings accounts                     1,466      4,397      7,342               13,205
   Money market accounts               17,117     51,309      2,457               70,883
   Time deposits < $100,000             7,601     19,568     33,226        21     60,416
   Time deposits $100,000 and over     39,343     49,376     76,178              164,897
   Short-term borrowings                                                              --
   FHLB advances                       18,500      8,000      5,000     6,500     38,000
   Junior subordinated debt                                             3,608      3,608
   Noninterest-bearing checking                                                   62,921
   Other liabilities                                                               1,852
                                     --------   --------   --------   -------   --------
Total liabilities                      86,172    139,086    143,197    10,129    443,357

STOCKHOLDERS' EQUITY                                                              44,476
                                     --------   --------   --------   -------   --------
Total sources of funds               $ 86,172   $139,086   $143,197   $10,129   $487,833
                                     --------   --------   --------   -------   --------
Net asset (liability) GAP            $(15,200)  $ 35,415   $ 43,978   $22,440   $
                                     --------   --------   --------   -------   --------
CUMULATIVE GAP                       $(15,200)  $ 20,215   $ 64,193   $86,633   $
                                     --------   --------   --------   -------   --------
PERCENT OF CUMULATIVE GAP TO
   TOTAL ASSETS                          -3.1%       4.1%      13.2%     17.8%

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of March 31, 2005. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

                                                                  PRINCIPAL AMOUNT MATURING IN:
                                    -----------------------------------------------------------------------------------------
                                                                                                                   FAIR VALUE
         ($ in thousands)           03/31/06   03/31/07   03/30/08   03/31/09   03/31/10   THEREAFTER     TOTAL     3/31/2005
         ----------------           --------   --------   --------   --------   --------   ----------   --------   ----------
Rate sensitive assets:
   Fixed interest rate loans        $ 53,513   $ 28,220   $21,122    $16,700    $10,309     $11,296     $141,160    $140,563
      Average interest rate             6.09%      5.80%     6.10%      5.79%      6.12%       5.97%        5.98%
   Variable interest rate loans      120,240    100,933    22,103     12,741     14,787       2,459      273,263     273,263
      Average interest rate             5.94%      6.03%     5.88%      6.00%      5.68%       5.86%        5.96%
   Fixed interest rate securities     11,556      2,498       249        156      2,092      15,418       31,969      32,220
      Average interest rate             4.02%      2.97%     4.19%      4.31%      4.69%       4.48%        4.20%
   Other interest bearing assets      15,427                                                              15,427      15,427
      Average interest rate             1.91%                                                               1.91%

Rate sensitive liabilities:
   Interest bearing checking          27,575                                                              27,575      27,575
      Average interest rate             0.48%                                                               0.48%
   Savings accounts                   13,205                                                              13,205      13,205
      Average interest rate             0.37%                                                               0.37%
   Money market accounts              70,883                                                              70,883      70,883
     Average interest rate              1.51%                                                               1.51%
   Time deposits                     115,886     48,714    25,196     12,296     23,199          21      225,312     224,949
      Average interest rate             2.47%      3.64%     3.89%      3.97%      4.06%       3.93%        3.13%
   Fixed interest rate
      borrowings                      13,500      5,000                                      10,108       28,608      28,608
      Average interest rate             2.37%      3.29%                                       5.41%        3.60%
   Variable interest rate
      borrowings                      13,000                                                              13,000      13,000
      Average interest rate             2.96%                                                               2.96%

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting during the first quarter of the 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     TOWER FINANCIAL CORPORATION


Dated: May 13, 2005                  /s/ Donald F. Schenkel
                                     -------------------------------------------
                                     Donald F. Schenkel, Chairman of the Board,
                                     President and Chief Executive Officer


Dated: May 13, 2005                  /s/ Michael D. Cahill
                                     -------------------------------------------
                                     Michael D. Cahill
                                     Executive Vice President, Chief Financial
                                     Officer, and Secretary