Form 10-Q
period 2005-06-30
TOWER FINANCIAL CORP
filed 2005-08-11
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).
Yes ☐  No ☒

Number of shares of the issuer's common stock, without par value, outstanding as of August 2, 2005: 4,007,686.

Index

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Balance Sheets
At June 30, 2005 and December 31, 2004

	(unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$16,103,495	$11,911,033
Short-term investments and interest-earning deposits	7,288,779	8,109,456
Federal funds sold	8,070,223	17,204,536
Total cash and cash equivalents	31,462,497	37,225,025
Securities available for sale, at fair value	31,130,188	35,024,966
FHLB and FRB stock	3,421,300	3,232,500
Loans	429,330,502	400,510,491
Allowance for loan losses	(5,927,453)	(5,607,992)
Net loans	423,403,049	394,902,499
Premises and equipment, net	2,805,166	2,984,596
Accrued interest receivable	2,258,330	1,969,610
Bank owned life insurance (BOLI)	10,262,237	3,205,785
Other assets	2,775,905	2,572,020

Total assets	$507,518,672	$481,117,001

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$64,514,586	$57,800,311
Interest-bearing	365,163,112	328,579,595
Total deposits	429,677,698	386,379,906
Short-term borrowings	-	200,000
Federal Home Loan Bank (FHLB) advances	26,200,000	45,000,000
Junior subordinated debt	3,608,000	3,608,000
Accrued interest payable	665,315	559,213
Other liabilities	1,655,753	1,356,412

Total liabilities	461,806,766	437,103,531

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,007,686 shares issued and outstanding at June 30, 2005 and 4,003,156 shares issued and outstanding at December 31, 2004	38,003,894	37,952,860
Retained earnings	7,608,579	6,040,155
Accumulated other comprehensive income, net of tax of $55,931 at June 30, 2005 and $13,637 at
December 31, 2004	99,433	20,455
Total stockholders' equity	45,711,906	44,013,470

Total liabilities and stockholders' equity	$507,518,672	$481,117,001

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Operations
For the three and six months ended June 30, 2005 and 2004

	(unaudited)		(unaudited)
	Three Months ended		Six Months ended
	June 30, 2005		June 30, 2005
	2005	2004	2005	2004
Interest income:
Loans, including fees	$6,372,476	$4,494,231	$12,133,057	$8,937,882
Securities - taxable	231,258	243,623	478,548	429,984
Securities - tax exempt	134,632	124,807	269,361	214,089
Other interest income	122,003	41,979	203,787	71,907
Total interest income	6,860,369	4,904,640	13,084,753	9,653,862
Interest expense:
Deposits	2,293,840	1,356,259	4,157,443	2,587,479
Short-term borrowings	-	495	289	4,131
FHLB advances	181,405	176,830	428,105	340,561
Junior subordinated debt	81,180	81,180	162,360	162,360
Total interest expense	2,556,425	1,614,764	4,748,197	3,094,531
Net interest income	4,303,944	3,289,876	8,336,556	6,559,331
Provision for loan losses	536,000	310,000	1,117,000	810,000
Net interest income after provision for loan losses	3,767,944	2,979,876	7,219,556	5,749,331
Noninterest income:
Trust fees	538,442	411,501	1,038,583	818,333
Service charges	169,285	147,520	317,437	305,879
Loan broker fees	48,602	82,651	110,795	170,415
Net gain on sale of securities	-	376	-	3,286
Other fees	244,513	173,940	440,950	306,509
Total noninterest income	1,000,842	815,988	1,907,765	1,604,422
Noninterest expense:
Salaries and benefits	2,063,704	1,701,328	3,988,543	3,233,025
Occupancy and equipment	461,541	412,129	897,257	748,794
Marketing	153,211	111,891	309,743	300,541
Data processing	101,602	102,262	223,920	190,780
Loan and professional costs	217,743	327,355	394,149	568,102
Office supplies and postage	70,843	67,086	141,043	159,336
Courier services	83,464	78,670	162,696	149,847
Business development	101,060	78,955	196,741	154,085
Other expense	206,885	235,532	391,755	417,489
Total noninterest expense	3,460,053	3,115,208	6,705,847	5,921,999
Income before income taxes	1,308,733	680,656	2,421,474	1,431,754
Income taxes expense	467,160	226,230	853,050	496,880

Net income	$841,573	$454,426	$1,568,424	$934,874
Basic earnings per common share	$0.21	$0.12	$0.39	$0.24
Diluted earnings per common share	$0.21	$0.11	$0.39	$0.23
Average common shares outstanding	4,005,824	3,944,394	4,004,497	3,943,953
Average common shares and dilutive potential common shares outstanding	4,070,626	4,017,018	4,069,757	4,031,425

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the six months ended June 30, 2005 and 2004
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	$37,322,694	$3,560,844	$25,111	$40,908,649

Net income for 2004		934,874		934,874

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(401,806)			(602,709)	(602,709)

Total Comprehensive Income				332,165

Issuance of 1,875 shares of common stock for stock options exercised including tax benefit	25,167			25,167

Balance, June 30, 2004	$37,347,861	$4,495,718	$(577,598)	$41,265,981

Balance, January 1, 2005	$37,952,860	$6,040,155	$20,455	$44,013,470

Net income for 2005		1,568,424		1,568,424

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $42,294			78,978	78,978

Total Comprehensive Income				1,647,402

Issuance of 4,530 shares of common stock for stock options exercised including tax benefit	51,034			51,034

Balance, June 30, 2005	$38,003,894	$7,608,579	$99,433	$45,711,906

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004

	(unaudited)	(unaudited)
	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Cash flows from operating activities:
Net income	$1,568,424	$934,874
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	334,046	342,100
Provision for loan losses	1,117,000	810,000
Earnings on life insurance	(56,452)	(31,318)
Net gain on sale of securities	-	(3,286)
FHLB stock dividend	(38,800)	(29,200)
Change in accrued interest receivable	(288,720)	(315,473)
Change in other assets	(246,179)	977,765
Change in accrued interest payable	106,102	167,770
Change in other liabilities	299,339	146,659
Net cash from operating activities	2,794,760	2,999,891
Cash flows from investing activities:
Net change in loans	(32,604,363)	(11,595,283)
Purchase of securities available for sale	-	(20,361,188)
Proceeds from maturities of securities available for sale	4,006,638	2,966,212
Proceeds from sale of securities available for sale	-	501,769
Purchase of FHLB and FRB stock	(150,000)	-
Purchase of life insurance	(7,000,000)	-
Proceeds from sale of participation loans	2,986,813	5,855,669
Purchase of equipment and leasehold expenditures	(145,202)	(557,853)
Net cash from investing activities	(32,906,114)	(23,190,674)
Cash flows from financing activities:
Net change in deposits	43,297,792	37,334,992
Net change in short-term borrowings	(200,000)	(860,000)
Proceeds from issuance of common stock from exercise of stock options and tax benefits	51,034	25,167
Proceeds from FHLB advances	10,900,000	13,000,000
Repayment of FHLB advances	(29,700,000)	(13,000,000)
Net cash from financing activities	24,348,826	36,500,159
Net change in cash and cash equivalents	(5,762,528)	16,309,376
Cash and cash equivalents, beginning of period	37,225,025	27,842,215
Cash and cash equivalents, end of period	$31,462,497	$44,151,591

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,642,095	$2,926,761
Income taxes net of refund	920,349	(603,665)

The following notes are an integral part of the financial statements.

Index

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

b.
Basis of Presentation: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company's financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2005 and its consolidated results of operations, comprehensive income, changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2005 and June 30, 2004. The results for the period ended June 30, 2005 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004, 2003, and 2002 and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

c.
Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.
Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net income as reported	$841,573	$454,436	$1,568,424	$934,874
Deduct: Stock-based compensation expense determined under fair value-based method	(38,632)	(28,422)	(74,432)	(56,199)

Pro forma net income	$802,941	$426,014	$1,493,992	$878,675

Basic earnings per share as reported	$0.21	$0.12	$0.39	$0.24
Pro forma basic earnings per share	0.20	0.11	0.37	0.22
Diluted earnings per share as reported	0.21	0.11	0.39	0.23
Pro forma diluted earnings per share	0.20	0.11	0.37	0.22

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

Index

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Risk-free interest rate	4.15%	4.47%	4.10%	4.47%
Expected option life	7.01 years	8.0 years	7.0 years	8.0 years
Expected stock price volatility	26.29%	36.88%	26.39%	36.88%
Dividend yield	None	None	None	None

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

Note 2 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2005 and 2004. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 6,250 and 7,500 and 5,500 and 0 for the three-month and six-month periods ended June 30, 2005 and 2004 respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Basic
Net income	$841,573	$454,436	$1,568,424	$934,874
Weighted average common shares outstanding	4,005,824	3,944,394	4,004,497	3,943,953
Basic earnings per common share	$0.21	$0.12	$0.39	$0.24

Diluted
Net income	$841,573	$454,436	$1,568,424	$934,874
Weighted average common shares outstanding	4,005,824	3,944,394	4,004,497	3,943,953
Add: dilutive effect of assumed stock option exercises	64,802	72,624	65,260	87,472
Weighted average common shares and dilutive potential common shares outstanding	4,070,626	4,017,018	4,069,757	4,031,425
Diluted earnings per common share	$0.21	$0.11	$0.39	$0.23

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

At June 30, 2005, options for 333,136 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $14.79 per share. Of the total options outstanding, options for 272,666 shares were vested and exercisable at June 30, 2005. During the second quarter of 2005, 7,500 options were granted at a price of $14.25 per share, 1,500 non-vested options were forfeited, and options for 4,530 shares were exercised for a net amount of $51,034. During the second quarter of 2004, there were 7,500 options granted at a price of $14.00 per share, 750 non-vested options were forfeited, and there were no options exercised.

Index

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition of the Company as of June 30, 2005 and December 31, 2004 and results of operations for the three-month and six-month periods ended June 30, 2005 and June 30, 2004. This discussion should be read in conjunction with the Company's consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's expected financial position, business and strategies are forward-looking statements and the Company intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

•	the effect of extensive banking regulation on the Bank's ability to grow and compete;
•	the effect of changes in federal economic and monetary policies on the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the Company's dependence on key management personnel;
•	the increased risk of losses due to loan defaults caused by the Bank's commercial loan concentration;
•	the Company's dependence on a favorable local economy in the Bank's primary service area;
•	the Bank's dependence on net interest spread for profitability;
•	the Bank's ability to implement developments in technology to be competitive;
•	failure of a significant number of borrowers to repay their loans;
•	general changes in economic conditions, including interest rates and real estate values; and
•	restrictions imposed on the Company by regulators or regulations of the banking industry.

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

Financial Condition

The Company continued to experience growth in the first six months of 2005. Total assets of the Company were $507.5 million at June 30, 2005 compared to total assets at December 31, 2004 of $481.1 million. The 5.5% increase in assets was primarily due to an increase in loans and was supported by a $43.3 million inflow of funds from deposit growth at the Bank during the first six months of 2005. The growth rate of 5.5% during the first six months of 2005 was lower than the 8.5% growth experienced in the first six months of 2004. However, the loan portfolio grew at a much higher rate, 7.2% for the first six months of 2005 compared to 1.3% for the first six months of 2004. Quarterly loan growth began to increase during the third quarter of 2004 and management expects this trend to continue. The overall growth rate for the first six months of 2005 was offset slightly by a decrease in the securities portfolio due to calls and maturities. Due to the flattening yield curve on securities, management made the decision to use the proceeds to fund loan growth versus reinvesting in securities. The Company anticipates that, in the near-term, assets will increase at a volume similar to the Company's more recent rate of growth as it continues to market its institution, products and banking expertise, deliver a high level of customer service and develop its branch network.

Index

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $31.4 million at June 30, 2005, a $5.8 million, or 15.5%, decrease from $37.2 million at December 31, 2004. Securities available for sale were $31.1 million at the end of the first six months of 2005, a decrease of $3.9 million from December 31, 2004. The net decrease in cash and cash equivalents during the first six months of 2005 was reflective of the cash needs of the Bank relative to loan growth and normal daily liquidity. The decrease in securities available for sale was a result of calls and maturities of certain investments.

Loans. Total loans were $429.3 million at June 30, 2005 reflecting a 7.2% increase from total loans of $400.5 million at December 31, 2004. Loan growth in the first six months of 2005 occurred in all categories with the largest dollar growth being in the mortgage and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 78.2% at June 30, 2005 and 78.6% at December 31, 2004.

The following table summarizes the composition of the loan portfolio at the dates indicated:

	June 30, 2005		December 31, 2004
	Balance	%	Balance	%

Commercial	$198,303,940	46.2%	$189,716,723	47.4%
Commercial real estate	137,507,089	32.0%	124,721,982	31.2%
Residential real estate	48,018,740	11.2%	45,080,544	11.3%
Home equity	30,494,742	7.1%	28,430,284	7.1%
Consumer	14,769,022	3.5%	12,239,365	3.0%
Total loans	429,093,533	100.0%	400,188,898	100.0%
Net deferred loan costs	236,969		321,593
Allowance for loan losses	(5,927,453)		(5,607,992)

Net loans	$423,403,049		$394,902,499

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.7 million, or 0.56% of total assets, at December 31, 2004 to $3.1 million, or 0.61% of total assets, at June 30, 2005. Total impaired loans at June 30, 2005 were $5.5 million and included all nonaccrual loans in addition to one commercial credit of $509,861 designated as a troubled debt restructuring and three commercial loans designated as impaired but still performing and accruing interest. At June 30, 2005, management believes it has allocated adequate specific allowances for these risks of $4.25 million. Impaired loans at December 31, 2004 were $5.1 million with specific allowances for these risks of $3.9 million.

The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30, 2005	December 31, 2004

Loans past due over 90 days and still accruing	$764,777	$676,866
Nonaccrual loans	1,921,866	1,580,003
Total nonperforming loans	$2,686,643	$2,256,869
Other real estate owned	400,000	430,000
Total nonperforming assets	$3,086,643	$2,686,869

Nonperforming assets to total assets	0.61%	0.56%

Nonperforming loans to total loans	0.63%	0.56%

Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan. Management's allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and peer industry data of comparable banks.

Index

The allowance for loan losses at June 30, 2005 was $5.9 million, or 1.38% of total loans outstanding, a slight increase in the amount of $300,000 from $5.6 million, or 1.40%, at December 31, 2004. The provision for loan losses during the first six months of 2005 was $1,117,000 compared to $810,000 in the first six months of 2004.

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2005	December 31, 2004

Specific allocations	$4,251,453	$3,900,992
Loan pool percentage allocations	1,545,000	1,600,000
Unallocated	131,000	107,000

Total allowance for loan losses	$5,927,453	$5,607,992

In general, the addition to the allowance during the first six months of 2005 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations. Net charge-offs for the first six months of 2005 were $797,539 compared to $888,477 for the first six months of 2004. The charge-offs during the first six months ended March 31, 2005 were primarily attributable to several commercial loans. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first six months of 2005 by $429,774 and were $2.7 million at June 30, 2005. As a result of the increased level of nonperforming loans at June 30, 2005, specific allowance allocations increased by $350,461 from December 31, 2004. The amount of the allowance allocated for loan pools stayed essentially flat during the first six months as a net result of increased loans outstanding, offset by a decrease in historical loss experience percentages, mainly for commercial loans.

Management considers the allowance for loan losses at June 30, 2005 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company's allowance for loan losses for the periods indicated:

	2005	2004

Beginning balance, January 1	$5,607,992	$5,259,273
Provision charged to operating expense	1,117,000	810,000
Charge-offs	(889,685)	(904,782)
Recoveries	92,146	16,305

Ending balance, June 30	$5,927,453	$5,180,796

Net charge-offs to average loans (annualized)	0.39%	0.35%

Other Assets. The $7.3 million increase in other assets was mainly attributable to the purchase of $7.0 million of guaranteed issue Bank Owned Life Insurance (BOLI) on over 15 officers during the second quarter of 2005. Additionally, deferred fees on brokered CD's increased by $331,673 during the first six months of 2005.

Deposits. Total deposits were $429.7 million at June 30, 2005 compared to total deposits at December 31, 2004 of $386.4 million. Deposit growth during the first six months of 2005 was reflected mainly in noninterest bearing demand deposits and time deposits $100,000 and over. Growth was approximately $6.7 million in nonintererest bearing demand deposits and $41.8 million in time deposits $100,000 and over. Money market accounts decreased by $2.3 million during the first six months, mostly attributable to a decrease in public funds accounts, while time deposits under $100,000 also reflected a decrease of $5.4 million. The majority of the growth in the time deposits $100,000 and over during the first six months of 2005 was from brokered CD accounts and other out of market deposits, which grew during the first six months by $16.6 million and reached $105.4 million at June 30, 2005 or 24.5% of the total deposit portfolio. The amount of brokered CDs and out of market deposits at December 31, 2004 was $88.8 million. This increase in brokered deposits was a result of funding needs to cover asset growth during the first six months of 2005, over what could be generated quickly in the local market.

Index

The following table summarizes the Company's deposit balances at the dates indicated:

	June 30, 2005		December 31, 2004
	Balance	%	Balance	%

Noninterest-bearing demand	$64,514,586	15.0%	$57,800,311	15.0%
Interest-bearing checking	30,271,157	7.0%	27,786,693	7.2%
Money market	71,731,997	16.7%	74,017,465	19.2%
Savings	12,809,673	3.0%	12,935,798	3.3%
Time, under $100,000	63,864,623	14.9%	69,220,287	17.9%
Time, $100,000 and over	186,485,662	43.4%	144,619,352	37.4%

Total deposits	$429,677,698	100.0%	$386,379,906	100.0%

Borrowings. Short-term borrowings, which were entirely comprised of overnight federal funds purchased from one correspondent bank decreased to $0 at June 30, 2005 from $200,000 at December 31, 2004. In addition to federal funds purchased, the Company also had borrowings in the amount of $26.2 million in Federal Home Loan Bank ("FHLB") advances at June 30, 2005 and $45.0 million at December 31, 2004. Two of the FHLB advances mature in 2011, and each of these has quarterly call features. The other six are bullet advances and mature in a range from December 2005 through June 2010.

Other Liabilities. Other liabilities increased $299,341 from year-end 2004. The increase in other liabilities was primarily related to the increase in accrued incentive bonus expense at June 30, 2005. A large portion of the 2004 bonus expense was paid prior to December 31, 2004 and was, therefore, not included in the year-end 2004 accrual.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2005 reflected net income of $841,573, or $0.21 per diluted share. This was a $387,137, or 85.2%, increase over 2004's second quarter net income of $454,436, or $0.11 per diluted share. The operating results for the three-month period ended June 30, 2005 were favorable compared to the same period in 2004 primarily because due to the asset sensitivity of the balance sheet and rise in interest rates, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed in more detail later in this report.

Total revenue for the second quarter of 2005 as compared to the same quarter the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 29.2%. For the three-month period ended June 30, 2005, net interest income increased 30.8%, while total noninterest income increased 22.7% from the same period one year ago primarily due to an increase in Trust fees.

Performance Ratios	June 30
	2005	2004

Return on average assets *	0.69%	0.40%
Return on average equity *	7.48%	4.38%
Net interest margin (TEY)*	3.75%	3.06%
Efficiency ratio	65.22%	75.87%

* annualized

Net Interest Income. Interest income for the three-month periods ended June 30, 2005 and 2004 was $6.9 million and $4.9 million, respectively, while interest expense for the second quarter was $2.6 million in 2005 and $1.6 million in 2004, resulting in net interest income of $4.3 million for the second quarter of 2005 and $3.3 million for the second quarter of 2004. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The net interest margin for the second quarter of 2005 was 3.75%, while the net interest margin for the second quarter of 2004 was 3.06%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in interest rates generally. The yield on earning assets increased 138 basis points during the period while cost of funds increased 93 basis points, improving the Company's rate spread on earning assets.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

	At and For The Three Month Period Ended
	June 30, 2005			June 30, 2004
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$8,763	$80	3.66%	$6,920	$16	9.30%
Federal funds sold	5,862	42	2.87%	12,015	26	8.70%
Securities - taxable	22,690	231	4.08%	24,386	244	4.01%
Securities - tax exempt (1)	12,478	204	6.56%	11,687	168	5.77%
Loans held for sale	-	-	0.00%	-	-	0.00%
Loans	418,564	6,372	6.11%	381,613	4,494	4.72%
Total interest-earning assets	468,357	6,929	5.93%	436,621	4,948	4.55%
Allowance for loan losses	(5,790)			(5,201)
Cash and due from banks	11,760			12,333
Other assets	13,102			10,347
Total assets	$487,429			$454,100
Liabilities and Stockholders' Equity
Interest-bearing checking	$28,083	$40	0.57%	$22,770	$20	0.35%
Savings	13,779	13	0.38%	10,891	7	0.26%
Money market	73,364	292	1.60%	86,392	193	0.90%
Certificates of deposit	230,971	1,949	3.38%	210,102	1,136	2.17%
Short-term borrowings	-	-	0.00%	200	1	2.01%
FHLB advances	26,638	181	2.73%	27,000	177	2.63%
Junior subordinated debt	3,608	81	9.00%	3,608	81	9.00%
Total interest-bearing liabilities	376,443	2,556	2.72%	360,963	1,615	1.79%
Noninterest-bearing checking	63,822			50,422
Other liabilities	2,033			1,100
Stockholders' equity	45,131			41,615
Total liabilities and stockholders' equity	$487,429			$454,100
Net interest income		$4,373			$3,333
Rate spread			3.21%			2.76%
Net interest income as a percent of average earning assets			3.75%			3.06%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $536,000 during the second quarter of 2005 as compared to $310,000 for the second quarter of 2004. The provision recorded for the second quarter of 2005 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at June 30, 2005 totaled $5.9 million and was 1.38% of total loans outstanding on that date. Total net charge-offs for the three-month period ended June 30, 2005 were $333,703 and were $497,118 during the same period a year ago.

Noninterest Income. Noninterest income was $1,000,842 during the second quarter of 2005. This was a $184,854 or 22.7%, increase compared to the second quarter of 2004. The majority of the increase relates to Trust services fee income, which increased $126,941 from the second quarter of 2004 to $538,442 for the three-month period ended June 30, 2005, reflective of an increase of $72.6 million, or 21.9%, in assets under management. Loan broker fees decreased by $34,049 compared to the second quarter of 2004. Loan volume was lower, $8.8 million in the second quarter of 2005 compared to $10.9 million in the second quarter of 2004. Additionally, a larger portion of the loans were kept in the Company's portfolio versus acting as broker for an outside lender.

Index

Noninterest Expense. Noninterest expense was $3.5 million for the second quarter of 2005 while noninterest expense for the three-month period ended June 30, 2004 was $3.1 million. The main components of noninterest expense for the second quarter of 2005 were salaries and benefits of $2.1 million, occupancy and equipment costs of $461,541, and loan and professional costs in the amount of $217,743, and represented mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 21.3% increase in salaries and benefits reflects a 10.4% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, and significant benefit cost increases. Excluding personnel expenses, noninterest expenses remained flat compared to the second quarter of 2004. Occupancy expense increased by $49,412 or 12.0% due to the opening of the new Wealth Management area in April 2004 in the downtown Fort Wayne office. However, this increase was offset by a $109,612 or 33.5% decrease in legal and professional costs due primarily to the resolution of the unauthorized mortgage issue in the fourth quarter of 2004 and the related legal expenses, along with a decrease of $28,647 or 12.2% in other expenses.

Income Taxes. During the quarters ended June 30, 2005 and 2004, the Company recorded $467,160 and $226,230, respectively, in income taxes expense. The effective tax rate recorded was 35.7% for 2005 as compared to 33.2% for 2004. The increase in the effective rate is primarily due the increase in total assets compared to the lack of growth in our tax-free securities portfolio. Therefore, we earning more income on taxable investments (securities and loans) while keeping the same sized portfolio in our tax-free securities.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2005 reflected net income of $1,568,424 or $0.39 per diluted share. This was a $633,550 or 67.8% increase from 2004's six-month period net income of $934,874. Net income per diluted share for the six-month period ended June 30, 2004 was $0.23. The operating results for the three-month period ended June 30, 2005 were favorable compared to the same period in 2004 primarily because earning assets grew and interest rates increased, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

The increase in total revenue for the first six months of 2005 as compared to the prior year period was 25.5%. For the six-month period ended June 30, 2005, net interest income increased 27.1% and total noninterest income increased 18.9% from the same period one year ago. The increase in noninterest income is primarily attributable to an increase in Trust fees. Trust fees for the first six months of 2005 were $220,250, or 26.9%, higher than the same period one year ago. The increase in Trust fees is due to an increase of 21.7% in Trust assets under management from one year ago.

Performance Ratios	June 30
	2005	2004

Return on average assets *	0.66%	0.42%
Return on average equity *	7.05%	4.51%
Net interest margin (TEY) *	3.69%	3.11%
Efficiency ratio	65.46%	72.54%
* annualized

Net Interest Income. Interest income for the six-month periods ended June 30, 2005 and 2004 was $13.1 million and $9.7 million, respectively, while interest expense was $4.8 million through June 30, 2005 and $3.1 million through June 30, 2004, resulting in net interest income of $8.3 million for the first six-month period of 2005 and $6.6 million for the first six-month period of 2004. The increase during the first six months of 2005 over 2004 in net interest income was reflective of the general growth in loans and other earning assets during those periods, along with a rise in interest rates. The net interest margin for the first six months of 2005 was 3.69%, while the net interest margin for the first six months of 2004 was 3.11%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in interest rates generally. The yield on earning assets increased 120 basis points from June 30, 2004 to June 30, 2005 while cost of funds increased 79 basis points, improving the Company's rate spread on earning assets.

Index

The following table reflects the average balance, interest earned or paid and yield or cost of the Company's assets, liabilities and stockholders' equity at and for the dates indicated:

	At and For The Six Month Periods Ended
	June 30, 2005			June 30, 2004
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$8,062	$107	2.68%	$5,071	$25	0.99%
Federal funds sold	7,475	97	2.62%	11,872	47	0.80%
Securities - taxable	23,509	479	4.11%	21,624	430	4.00%
Securities - tax exempt (1)	12,514	408	6.57%	10,229	287	5.64%
Loans held for sale	-	-	0.00%	-	-	0.00%
Loans	411,679	12,133	5.94%	379,775	8,938	4.73%
Total interest-earning assets	463,239	13,224	5.76%	428,571	9,727	4.56%
Allowance for loan losses	(5,741)			(5,261)
Cash and due from banks	13,272			12,259
Other assets	11,813			10,182
Total assets	$482,583			$445,751
Liabilities and Stockholders' Equity
Interest-bearing checking	$27,808	$71	0.51%	$22,073	$37	0.34%
Savings	13,310	24	0.36%	10,882	15	0.28%
Money market	73,381	544	1.49%	89,912	397	0.89%
Certificates of deposit	224,613	3,518	3.16%	197,048	2,139	2.18%
Short-term borrowings	26	-	0.00%	782	4	1.03%
FHLB advances	30,942	429	2.80%	27,000	341	2.54%
Junior subordinated debt	3,608	162	9.05%	3,608	162	9.03%
Total interest-bearing liabilities	373,688	4,748	2.56%	351,305	3,095	1.77%
Noninterest-bearing checking	62,073			50,929
Other liabilities	1,961			2,015
Stockholders' equity	44,862			41,502
Total liabilities and stockholders' equity	$482,584			$445,751
Net interest income		$8,476			$6,632
Rate spread			3.20%			2.79%
Net interest income as a percent of average earning assets			3.69%			3.11%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.1 million during the first six months of 2005 as compared to $810,000 for the first six months of 2004. Total net charge-offs for the six-month period ended June 30, 2005 were $797,539 and were $888,477 during the same period a year ago. At June 30, 2005, nonperforming loans amounted to $2.7 million, of which $764,777 was still accruing but past due 90 days or more. Nonperforming loans at December 31, 2004 were $2.3 million, of which $676,866 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $1.9 million during the first six months of 2005. This was a $303,343, or 18.9%, increase from the first six months of 2004. The increase was primarily the result of a 26.9%, or $220,250, increase in Trust fees. Trust assets under management have increased by 21.7% from June 30, 2004 and were $407 million as of June 30, 2005. Loan broker fees for the first six months of 2005 decreased by $59,620, or 35%, from the first six months of 2004. Overall loan production is equal to the 2004 levels, however a greater number of loans are being kept in the Banks portfolio versus being sold to a third party lender.

Noninterest Expense. Noninterest expense was $6.7 million for the first six months of 2005 while noninterest expense for the six-month period ended June 30, 2004 was $5.9 million. Noninterest expense totals for the first six months of 2005 were higher than those for the first six months of 2004 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing locations. The main components of noninterest expense for the first six months of 2005 were salaries and benefits of $4.0 million, occupancy and equipment costs of $897,257, and loan and professional costs in the amount of $394,149. The 23.4% increase in salaries and benefits from the first six months of 2004 reflects 10.4% growth in full-time employees as part of our expansion activities throughout the last twelve months, an increase in the incentive compensation program due to higher profits, and significant benefit cost increases. Loan and professional expenses decreased by 30.6%, or $173,953, as a result of the resolution of the unauthorized mortgage issue during the fourth quarter of 2004.

Index

Income Taxes. During the six-month periods ended June 30, 2005 and 2004, the Company recorded $853,050 and $496,880, respectively, in income taxes expense. The effective tax rate was 35.23% for 2005 as compared to 34.7% for 2004. The increase in the effective rate is primarily due the increase in total assets compared to the lack of growth in our tax-free securities portfolio. Therefore, we earning more income on taxable investments (securities and loans) while keeping the same sized portfolio in our tax-free securities.

Liquidity and Capital Resources

Liquidity. The Company's general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the second quarter of 2005, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $131.6 million, or 28.6% of the Company's total funding, at June 30, 2005. Total deposits at June 30, 2005 were $429.7 million and the loan to deposit ratio was 99.9%. Total borrowings at June 30, 2005 were $29.8 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD's. Additionally, the Company and the Bank intend to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders' equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders' equity was $45.7 million and $44.0 million at June 30, 2005 and December 31, 2004, respectively. Affecting the increase in stockholders' equity during the first six months of 2005 was $1,568,424 in net income, a $78,978 increase in the unrealized appreciation of securities available for sale, net of tax, and the issuance of 4,530 shares of common stock for stock options exercised for a net amount of $51,034.

No cash dividends have been paid on the Company's common stock. The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors and is subject to limitations under various laws and regulations and to prudent and sound banking practices. Future dividend payments will depend on the general business conditions, the effect of such payment on the Company's financial condition and other factors that the Company's Board of Directors may in the future consider to be relevant. In addition, as a holding company, the Company's ability to pay dividends to its shareholders, if authorized by the Company's Board of Directors, would primarily be dependent upon the receipt of dividends from the Bank.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2005			June 30, 2004
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	10.12%	5.00%	4.00%	9.99%	5.00%	4.00%
Tier 1 risk-based	10.74%	6.00%	4.00%	11.18%	6.00%	4.00%
Total risk-based	11.96%	10.00%	8.00%	12.39%	10.00%	8.00%

The Bank
Leverage capital	9.73%	5.00%	4.00%	8.53%	5.00%	4.00%
Tier 1 risk-based	10.34%	6.00%	4.00%	9.54%	6.00%	4.00%
Total risk-based	11.59%	10.00%	8.00%	10.79%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank's off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At June 30, 2005, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company's contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, on May 19, 2005, the Company signed a lease with Tippmann Properties to lease additional space at its headquarters location. The lease is separate from the original operating lease and has a term that expires on April 30, 2006. The total obligations under this lease are $25,188.

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

Index

The following table depicts the Company's GAP position as of June 30, 2005:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$15,359					$15,359
Securities available for sale	1,272	6,297	6,853	16,708		31,130
FHLBI and FRB stock				3,421		3,421
Fixed rate loans	16,872	42,374	85,421	11,579		156,246
Variable rate loans	41,464	75,957	116,796	38,868		273,085
Allowance for loan losses						(5,927)
Other assets						34,205
Total assets	$74,967	$124,628	$209,070	$70,576		$507,519
Liabilities
Interest-bearing checking	$2,458	$7,373	$20,440			$30,271
Savings accounts	1,422	4,266	7,122			12,810
Money market accounts	17,308	51,880	2,544			71,732
Time deposits < $100,000	8,303	18,820	36,721	22		63,866
Time deposits $100,000 and over	44,533	49,473	92,480			186,486
Short-term borrowings						-
FHLB advances		13,000	6,700	6,500		26,200
Junior subordinated debt				3,608		3,608
Noninterest-bearing checking						64,514
Other liabilities						2,320
Total liabilities	74,024	144,812	166,007	10,130		461,807
Stockholders' Equity						45,712
Total sources of funds	$74,024	$144,812	$166,007	$10,130		$507,519
Net asset (liability) GAP	$943	$(20,184)	$43,063	$60,446	$
Cumulative GAP	$943	$(19,241)	$23,822	$84,268	$
Percent of cumulative GAP to total assets	0.2%	-3.8%	4.7%	16.6%

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

The following table provides information about the Company's financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of June 30, 2005. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	06/30/06	06/30/07	06/29/08	06/30/09	06/30/10	Thereafter	Total	6/30/2005
Rate sensitive assets:
Fixed interest rate loans	$59,246	$33,532	$23,145	$18,280	$10,464	$11,580	$156,247	$155,079
Average interest rate	6.16%	6.16%	6.12%	5.81%	6.28%	5.00%	6.04%
Variable interest rate loans	117,421	63,693	21,854	16,774	14,475	38,867	273,084	273,084
Average interest rate	6.18%	6.13%	6.15%	6.13%	6.04%	6.43%	6.19%
Fixed interest rate securities	7,569	2,489	240	1,146	2,979	16,708	31,131	31,131
Average interest rate	3.72%	2.96%	4.18%	4.48%	4.46%	4.31%	4.08%
Other interest bearing assets	15,359						15,359	15,359
Average interest rate	2.16%						2.16%

Rate sensitive liabilities:
Interest bearing checking	9,831	9,831	6,443	4,074	92	-	30,271	30,271
Average interest rate	0.68%	0.68%	0.59%	0.53%	1.21%		0.64%
Savings accounts	5,687	5,687	1,435				12,809	12,809
Average interest rate	0.40%	0.40%	0.40%				0.40%
Money market accounts	69,188	2,544					71,732	71,732
Average interest rate	1.66%	1.25%					1.64%
Time deposits	121,128	64,930	29,462	12,816	21,993	22	250,351	250,830
Average interest rate	2.87%	3.88%	3.94%	3.97%	4.08%	3.93%	3.42%
Fixed interest rate borrowings	13,000	5,500			1,200	10,108	29,808	31,181
Average interest rate	2.58%	4.08%			4.32%	5.41%	3.89%
Variable interest rate borrowings							-
Average interest rate

Item 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting during the second quarter of the 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company and the Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 19, 2005.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2008:

	Votes For	Votes Withheld
Keith E. Busse	3,315,743	44,770
Michael S. Gouloff	3,264,957	95,556
Donald F. Schenkel	3,291,558	68,955
Irene A. Walters	3,342,613	17,900
Donald R. Willis	3,343,961	16,552

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Kathryn D. Callen	2006	William G. Neizer	2007
Jerome F. Henry, Jr.	2006	Joseph D. Ruffolo	2006
R.V. Prasad Mantravadi	2007	Larry L. Smith	2007
Michael J. Mirro	2007	John V. Tippmann, Sr.	2007
Debra A. Neizer	2006

(c)	Other matters voted upon and the results of the voting were as follows:

The shareholders voted 3,282,668 in the affirmative and 34,955 in the negative, with 40,890 abstentions, to ratify the appointment of Crowe Chizek and Company LLC as auditors of the Company for 2005.

Item 6.	EXHIBITS

(a)	Exhibits.

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration No. 333-67235)).
3.2	Amended By-Laws of the Company (incorporate by reference from the same exhibit number to the Company's Annual Report on Form 10-k for the year ended December 31, 2004)

10.23
Real Estate Purchase and Sale Contract by and between Tower Bank and Trust Company and MagniFi, LLC dated June 13, 2005 (incorporate by reference from the same exhibit number to the Company's Current Report on Form 8-K filed on July 7, 2005).

31.1	Rule 13a-14(a) /15-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) /15-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: August 10, 2005	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: August 10, 2005	/ s / Michael D. Cahill
Michael D. Cahill
Chief Financial Officer and Secretary