Form 10-Q
period 2005-09-30
TOWER FINANCIAL CORP
filed 2005-11-10
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(Registrant’s telephone number)

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
 Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 8, 2005: 4,007,936.

Index

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Balance Sheets
At September 30, 2005 and December 31, 2004

	(unaudited)
	September 30	December 31,
	2005	2004
ASSETS
Cash and due from banks	$16,236,559	$11,911,033
Short-term investments and interest-earning deposits	26,712,330	8,109,456
Federal funds sold	3,816,104	17,204,536
Total cash and cash equivalents	46,764,993	37,225,025
Securities available for sale, at fair value	35,721,634	35,024,966
FHLB and FRB stock	3,421,300	3,232,500
Loans	443,365,485	400,510,491
Allowance for loan losses	(5,829,697)	(5,607,992)
Net loans	437,535,788	394,902,499
Premises and equipment, net	3,892,134	2,984,596
Accrued interest receivable	2,162,878	1,969,610
Bank owned life insurance (BOLI)	10,364,477	3,205,785
Other assets	2,769,041	2,572,020

Total assets	$542,632,245	$481,117,001

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$83,254,826	$57,800,311
Interest-bearing	384,283,278	328,579,595
Total deposits	467,538,104	386,379,906
Short-term borrowings	-	200,000
Federal Home Loan Bank (FHLB) advances	22,200,000	45,000,000
Junior subordinated debt	3,608,000	3,608,000
Accrued interest payable	777,337	559,213
Other liabilities	1,972,050	1,356,412

Total liabilities	496,095,491	437,103,531

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,007,686 shares issued and outstanding at September 30, 2005 and 4,003,156 shares issued and outstanding at December 31, 2004	38,006,930	37,952,860
Retained earnings	8,541,238	6,040,155
Accumulated other comprehensive income (loss), net of tax of $(6,420) at September 30, 2005 and $13,637 at December 31, 2004	(11,414)	20,455
Total stockholders' equity	46,536,754	44,013,470

Total liabilities and stockholders' equity	$542,632,245	$481,117,001

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2004

	(unaudited)		(unaudited)
	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Interest income:
Loans, including fees	$7,084,500	$4,860,428	$19,217,557	$13,798,309
Securities - taxable	225,580	338,249	704,128	768,233
Securities - tax exempt	131,878	138,245	401,239	352,335
Other interest income	150,666	62,677	354,453	134,584
Total interest income	7,592,624	5,399,599	20,677,377	15,053,461
Interest expense:
Deposits	2,836,590	1,457,706	6,994,033	4,045,185
Short-term borrowings	-	654	289	4,785
FHLB advances	221,888	185,077	649,993	525,638
Junior subordinated debt	81,180	81,180	243,540	243,540
Total interest expense	3,139,658	1,724,617	7,887,855	4,819,148
Net interest income	4,452,966	3,674,982	12,789,522	10,234,313
Provision for loan losses	600,000	655,000	1,717,000	1,465,000
Net interest income after provision for loan losses	3,852,966	3,019,982	11,072,522	8,769,313
Noninterest income:
Trust fees	541,191	429,278	1,579,775	1,247,611
Service charges	232,195	152,184	549,632	458,063
Loan broker fees	64,723	89,139	175,518	259,555
Net gain on sale of securities	-	14,926	-	18,212
Other fees	309,108	167,972	750,059	474,481
Total noninterest income	1,147,217	853,499	3,054,984	2,457,922
Noninterest expense:
Salaries and benefits	2,154,043	1,616,252	6,142,586	4,849,277
Occupancy and equipment	447,331	428,816	1,344,588	1,177,610
Marketing	115,340	111,778	425,083	412,319
Data processing	111,974	98,278	335,894	289,058
Loan and professional costs	271,081	213,323	665,229	781,425
Office supplies and postage	75,638	100,766	216,681	260,103
Courier services	83,308	74,322	246,004	224,169
Business development	108,733	76,140	305,474	230,225
Other expense	210,805	192,588	602,564	610,077
Total noninterest expense	3,578,253	2,912,263	10,284,103	8,834,263
Income before income taxes	1,421,930	961,218	3,843,403	2,392,972
Income taxes expense	489,270	332,010	1,342,320	828,890

Net income	$932,660	$629,208	$2,501,083	$1,564,082

Basic earnings per common share	$0.23	$0.16	$0.62	$0.40
Diluted earnings per common share	$0.23	$0.16	$0.61	$0.39
Average common shares outstanding	4,007,697	3,947,941	4,005,572	3,945,292
Average common shares and dilutive potential common shares outstanding	4,094,187	4,025,947	4,078,027	4,039,567

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2005 and 2004
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	$37,322,694	$3,560,844	$25,111	$40,908,649

Net income for 2004		1,564,082		1,564,082

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $114,803			172,204	172,204

Total Comprehensive Income				1,736,286

Issuance of 60,637 shares of common stock for stock options exercised including tax benefit	630,167			630,167

Balance, September 30, 2004	$37,952,861	$5,124,926	$197,315	$43,275,102

Balance, January 1, 2005	$37,952,860	$6,040,155	$20,455	$44,013,470

Net income for 2005		2,501,083		2,501,083

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(25,449)			(31,869)	(31,869)

Total Comprehensive Income				2,469,214

Issuance of 4,780 shares of common stock for stock options exercised including tax benefit	54,070			54,070

Balance, September 30, 2005	$38,006,930	$8,541,238	$(11,414)	$46,536,754

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004

	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$2,501,083	$1,564,082
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	502,744	513,903
Provision for loan losses	1,717,000	1,465,000
Earnings on life insurance	(158,692)	(55,468)
Net gain on sale of securities	-	(18,212)
FHLB stock dividend	(38,800)	(50,000)
Change in accrued interest receivable	(193,268)	(555,138)
Change in other assets	(176,964)	990,524
Change in accrued interest payable	218,124	181,600
Change in other liabilities	615,638	205,641
Net cash from operating activities	4,986,865	4,241,932
Cash flows from investing activities:
Net change in loans	(47,346,046)	(26,361,004)
Purchase of securities available for sale	(5,525,771)	(27,336,538)
Proceeds from maturities of securities available for sale	4,763,139	1,486,280
Proceeds from sale of securities available for sale	-	6,840,139
Purchase of FHLB and FRB stock	(150,000)	-
Purchase of life insurance	(7,000,000)	-
Proceeds from sale of participation loans	2,995,757	6,300,228
Purchase of equipment and leasehold expenditures	(1,396,244)	(629,760)
Net cash from investing activities	(53,659,165)	(39,700,655)
Cash flows from financing activities:
Net change in deposits	81,158,198	38,126,705
Net change in short-term borrowings	(200,000)	(860,000)
Proceeds from issuance of common stock from exercise of stock options and tax benefits	54,070	630,167
Proceeds from FHLB advances	10,900,000	16,000,000
Repayment of FHLB advances	(33,700,000)	(15,000,000)
Net cash from financing activities	58,212,268	38,896,872
Net change in cash and cash equivalents	9,539,968	3,438,149
Cash and cash equivalents, beginning of period	37,225,025	27,842,215
Cash and cash equivalents, end of period	$46,764,993	$31,280,364

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,669,731	$4,637,548
Income taxes net of refund	1,614,349	(603,665)

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

a.
Organization: Tower Financial Corporation (the “Company”) was incorporated on July 8, 1998. The Company’s wholly-owned subsidiary, Tower Bank & Trust Company (the “Bank”) opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. The Company’s wholly-owned special purpose trust subsidiary, Tower Capital Trust 1 (“TCT1”), was incorporated on November 1, 2001 for the single purpose of issuing trust preferred securities.

b.
Basis of Presentation: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2005 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004. The results for the period ended September 30, 2005 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004, 2003, and 2002 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

c.
Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.
Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income as reported	$932,660	$629,208	$2,501,083	$1,564,082
Deduct: Stock-based compensation expense determined under fair value-based method	(32,245)	(21,134)	(106,677)	(58,761)
Pro forma net income	$900,415	$608,074	$2,394,406	$1,505,321

Basic earnings per share as reported	$0.23	$0.16	$0.62	$0.40
Pro forma basic earnings per share	0.22	0.15	0.60	0.38
Diluted earnings per share as reported	0.23	0.16	0.61	0.39
Pro forma diluted earnings per share	0.22	0.15	0.59	0.37

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

Index

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Risk-free interest rate	n/a	3.89%	4.10%	4.22%
Expected option life	n/a	7.0 years	7.0 years	7.57 years
Expected stock price volatility	n/a	36.67%	26.39%	36.80%
Dividend yield	None	None	None	None

e.
Effect of Newly Issued But Not Yet Effective Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment”, that revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. The pro forma disclosures previously permitted under FASB No. 123 (see Note 1d above) no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for FASB Statement No. 123R to allow companies to implement the revised standard with the first fiscal year beginning after June 15, 2005. The company is currently evaluating the impact that FASB Statement No. 123R will have on the financial condition and results of operations.

f.	Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2005 and 2004. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 0 and 71,500 and 0 and 0 for the three-month and nine-month periods ended September 30, 2005 and 2004 respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Basic
Net income	$932,660	$629,208	$2,501,083	$1,564,082
Weighted average common shares outstanding	4,007,697	3,947,941	4,005,572	3,945,292
Basic earnings per common share	$0.23	$0.16	$0.62	$0.40

Diluted
Net income	$932,660	$629,208	$2,501,083	$1,564,082
Weighted average common shares outstanding	4,007,697	3,947,941	4,005,572	3,945,292
Add: dilutive effect of assumed stock option exercises	86,490	78,006	72,455	94,275
Weighted average common shares and dilutive potential common shares outstanding	4,094,187	4,025,947	4,078,027	4,039,567
Diluted earnings per common share	$0.23	$0.16	$0.61	$0.39

Note 3 - Stock Option Plans

Options to buy stock are granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provide for issuance of up to 435,000 shares of common stock of the Company. The exercise price of stock options granted under the Plans may not be less than the market price at the date of grant. The maximum option term is ten years. Option vesting occurs over various periods of time ranging from immediately to four years.

At September 30, 2005, options for 332,886 shares were outstanding to certain officers, employees and directors. The options were granted at the market price on the dates of the grant in a range from $7.625 to $14.79 per share. Of the total options outstanding, options for 281,523 shares were vested and exercisable at September 30, 2005. During the third quarter of 2005, no options were granted, no non-vested options were forfeited, and 250 shares of options were exercised for $3,035. During the third quarter of 2004, there were 5,650 options granted at a price of $12.90 per share, 10,750 non-vested options were forfeited, and 58,762 shares of options were exercised for $605,500.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2005 and December 31, 2004 and results of operations for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's expected financial position, business and strategies are forward-looking statements and the Company intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

•	the effect of extensive banking regulation on the Bank’s ability to grow and compete;
•	the effect of changes in federal economic and monetary policies on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the Company’s dependence on key management personnel;
•	the increased risk of losses due to loan defaults caused by the Bank’s commercial loan concentration;
•	the Company’s dependence on a favorable local economy in the Bank’s primary service area;
•	the Bank’s dependence on net interest spread for profitability;
•	the Bank’s ability to implement developments in technology to be competitive;
•	failure of a significant number of borrowers to repay their loans;
•	general changes in economic conditions, including interest rates and real estate values; and
•	restrictions imposed on the Company by regulators or regulations of the banking industry.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the information regarding our critical accounting policies since December 31, 2004.

Financial Condition

The Company continued to experience growth in the first nine months of 2005. Total assets of the Company were $542.6, million at September 30, 2005 compared to total assets at December 31, 2004 of $481.1 million. The 12.8% increase in assets was primarily due to an increase in loans and was supported by a $81.2 million inflow of funds from deposit growth at the Bank during the first nine months of 2005. The growth rate of 12.8% during the first nine months of 2005 was higher than the 9.4% growth experienced in the first nine months of 2004. This is primarily due to loan portfolio growth of 10.7% for the first nine months of 2005 compared to 5.1% for the first nine months of 2004.

Index

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $46.8 million at September 30, 2005, a $9.6 million, or 25.8%, increase from $37.2 million at December 31, 2004. Securities available for sale were $35.7 million at the end of the first nine months of 2005, an increase of $700,000 from December 31, 2004. The net increase in cash and cash equivalents during the first nine months of 2005 was reflective of the Bank positioning itself for anticipated loan growth and normal daily liquidity during the early part of the fourth quarter of 2005. The increase in securities was the net effect of the purchase of $5 million in investments during the third quarter, which was offset by maturities and calls on investments during the first nine months of 2005. During the first six months of 2005, the Company made the decision to utilize available funds to fund loan growth rather than reinvest in securities.

Loans. Total loans were $443.4 million at September 30, 2005 reflecting a 10.7% increase from total loans of $400.5 million at December 31, 2004. Loan growth in the first nine months of 2005 occurred in all categories with the largest dollar growth being in the home equity and commercial real estate portfolios. The mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 78.2% at September 30, 2005 and 78.6% at December 31, 2004.

The following table summarizes the composition of the loan portfolio at the dates indicated:

	September 30, 2005		December 31, 2004
	Balance	%	Balance	%

Commercial	$207,828,257	46.9%	$189,716,723	47.4%
Commercial real estate	138,874,935	31.3%	124,721,982	31.2%
Residential real estate	31,102,719	7.0%	45,080,544	11.3%
Home equity	48,165,334	10.9%	28,430,284	7.1%
Consumer	17,296,810	3.9%	12,239,365	3.0%
Total loans	443,268,055	100.0%	400,188,898	100.0%
Net deferred loan costs	97,430		321,593
Allowance for loan losses	(5,829,697)		(5,607,992)

Net loans	$437,535,788		$394,902,499

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.7 million, or 0.56% of total assets, at December 31, 2004 to $2.8 million, or 0.52% of total assets, at September 30, 2005. Total impaired loans at September 30, 2005 were $5.5 million and included all nonaccrual loans in addition to one commercial credit of $509,861 designated as a troubled debt restructuring and three commercial loans designated as impaired but still performing and accruing interest. At September 30, 2005, management believes it has allocated adequate specific allowances for these risks of $4.0 million. Impaired loans at December 31, 2004 were $5.1 million with specific allowances for these risks of $3.9 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2005	December 31, 2004

Loans past due over 90 days and still accruing	$1,136,477	$676,866
Nonaccrual loans	1,707,572	1,580,003
Total nonperforming loans	$2,844,049	$2,256,869
Other real estate owned	-	430,000
Total nonperforming assets	$2,844,049	$2,686,869

Nonperforming assets to total assets	0.52%	0.56%

Nonperforming loans to total loans	0.64%	0.56%

Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan. Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and peer industry data of comparable banks.

Index

The allowance for loan losses at September 30, 2005 was $5.8 million, or 1.31% of total loans outstanding, a slight increase in the amount of $200,000 from $5.6 million, or 1.40%, at December 31, 2004. The provision for loan losses during the first nine months of 2005 was $1,717,000 compared to $1,465,000 in the first nine months of 2004.

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2005	December 31, 2004

Specific allocations	$3,970,697	$3,900,992
Loan pool percentage allocations	1,822,000	1,600,000
Unallocated	37,000	107,000

Total allowance for loan losses	$5,829,697	$5,607,992

In general, the addition to the allowance during the first nine months of 2005 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations. Net charge-offs for the first nine months of 2005 were $1.5 million compared to $1.0 million for the first nine months of 2004. The charge-offs during the first nine months ended September 30, 2005 were primarily attributable to several commercial loans. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first nine months of 2005 by $587,180 and were $2.8 million at September 30, 2005. As a result of the increased level of charge-offs during the first nine months of 2005, specific allowance allocations stayed relatively flat as compared to December 31, 2004. The amount of the allowance allocated for loan pools increased by $220,000 during the first nine months as a result of increased loans outstanding.

Management considers the allowance for loan losses at September 30, 2005 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2005	2004

Beginning balance, January 1	$5,607,992	$5,259,273
Provision charged to operating expense	1,717,000	1,465,000
Charge-offs	(1,620,541)	(1,043,792)
Recoveries	125,246	26,944

Ending balance, September 30	$5,829,697	$5,707,425

Net charge-offs to average loans (annualized)	0.48%	0.32%

Other Assets. The $7.4 million increase in other assets was mainly attributable to the purchase of $7.0 million of guaranteed issue Bank Owned Life Insurance (BOLI) on more than 15 officers during the second quarter of 2005. Additionally, deferred fees on brokered CD’s increased by $366,000 during the first nine months of 2005.

Deposits. Total deposits were $467.5 million at September 30, 2005 compared to total deposits at December 31, 2004 of $386.4 million. Deposit growth during the first nine months of 2005 was reflected mainly in noninterest bearing demand deposits and time deposits $100,000 and over. Growth was approximately $25.5 million in nonintererest bearing demand deposits and $59.5 million in time deposits $100,000 and over. Money market accounts decreased by $2.2 million during the first nine months, mostly attributable to a decrease in public funds accounts, while time deposits under $100,000 also reflected a decrease of $7.4 million. The majority of the growth in the time deposits $100,000 and over during the first nine months of 2005 was from brokered CD accounts and other out of market deposits, which grew during the first nine months by $21.9 million and reached $110.6 million at September 30, 2005 or 23.7% of the total deposit portfolio. The amount of brokered CDs and out of market deposits at December 31, 2004 was $88.8 million. This increase in brokered deposits was a result of funding needs to cover asset growth during the first nine months of 2005, over what could be generated quickly in the local market.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2005		December 31, 2004
	Balance	%	Balance	%

Noninterest-bearing demand	$83,254,827	17.8%	$57,800,311	15.0%
Interest-bearing checking	32,027,001	6.9%	27,786,693	7.2%
Money market	71,794,681	15.4%	74,017,465	19.2%
Savings	14,546,049	3.1%	12,935,798	3.3%
Time, under $100,000	61,810,592	13.2%	69,220,287	17.9%
Time, $100,000 and over	204,104,954	43.6%	144,619,352	37.4%

Total deposits	$467,538,104	100.0%	$386,379,906	100.0%

Borrowings. Short-term borrowings, which were entirely comprised of overnight federal funds purchased from one correspondent bank decreased to $0 at September 30, 2005 from $200,000 at December 31, 2004. In addition to federal funds purchased, the Company also had borrowings in the amount of $22.2 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2005 and $45.0 million at December 31, 2004. One of the FHLB advances matures in 2011 and has quarterly call features. The other six are bullet advances and mature in a range from December 2005 through June 2010.

Other Liabilities. Other liabilities increased $615,000 from year-end 2004. The increase in other liabilities was primarily related to the increase in accrued incentive bonus expense at September 30, 2005. A large portion of the 2004 bonus expense was paid prior to December 31, 2004 and was, therefore, not included in the year-end 2004 accrual.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2005 reflected net income of $932,660, or $0.23 per diluted share. This was a $303,452, or 48.2%, increase over 2004’s third quarter net income of $629,208, or $0.16 per diluted share. The operating results for the three-month period ended September 30, 2005 were favorable compared to the same period in 2004 primarily due to the asset sensitivity of the balance sheet and rise in interest rates, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed in more detail later in this report.

Total revenue, defined as net interest income plus total noninterest income, increased by 23.7% for the third quarter of 2005 as compared to the same quarter the prior year. For the three-month period ended September 30, 2005, net interest income increased 21.2%, while total noninterest income increased 34.4% from the same period one year ago. The majority of the increase in noninterest income was from Trust fees, service charges, and BOLI earnings.

Performance Ratios	September 30
	2005	2004

Return on average assets *	0.71%	0.53%
Return on average equity *	8.02%	5.93%
Net interest margin (TEY)*	3.64%	3.30%
Efficiency ratio	63.89%	64.30%

* annualized

Net Interest Income. Interest income for the three-month periods ended September 30, 2005 and 2004 was $7.6 million and $5.4 million, respectively, while interest expense for the third quarter was $3.1 million in 2005 and $1.7 million in 2004, resulting in net interest income of $4.5 million for the third quarter of 2005 and $3.7 million for the third quarter of 2004. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The net interest margin for the third quarter of 2005 was 3.64%, while the net interest margin for the third quarter of 2004 was 3.30%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in interest rates generally. The yield on earning assets increased 129 basis points during the period while cost of funds increased 122 basis points, slightly decreasing the Company’s rate spread on earning assets as compared to the second quarter of 2005.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	September 30, 2005			September 30, 2004
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$16,110	$109	2.68%	$6,572	$24	1.46%
Federal funds sold	4,857	42	3.43%	12,177	39	1.28%
Securities - taxable	22,195	226	4.04%	31,154	339	4.36%
Securities - tax exempt (1)	12,349	199	6.39%	12,563	209	6.67%
Loans held for sale	-	-	0.00%	-	-	0.00%
Loans	437,426	7,085	6.43%	387,269	4,860	5.03%
Total interest-earning assets	492,937	7,661	6.17%	449,735	5,471	4.88%
Allowance for loan losses	(5,926)			(5,261)
Cash and due from banks	12,379			12,580
Other assets	19,151			10,088
Total assets	$518,541			$467,142
Liabilities and Stockholders' Equity
Interest-bearing checking	$28,236	$45	0.63%	$23,652	$22	0.37%
Savings	14,250	17	0.47%	11,694	9	0.31%
Money market	70,651	332	1.86%	96,912	262	1.08%
Certificates of deposit	261,492	2,443	3.71%	206,434	1,165	2.26%
Short-term borrowings	-	-	0.00%	200	1	2.01%
FHLB advances	25,356	222	3.47%	26,570	185	2.79%
Junior subordinated debt	3,608	81	8.91%	3,608	81	9.00%
Total interest-bearing liabilities	403,593	3,140	3.09%	369,070	1,725	1.87%
Noninterest-bearing checking	66,339			54,788
Other liabilities	2,425			1,226
Stockholders' equity	46,183			42,058
Total liabilities and stockholders' equity	$518,540			$467,142
Net interest income		$4,521			$3,746
Rate spread			3.08%			3.01%
Net interest income as a percent of average earning assets			3.64%			3.30%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $600,000 during the third quarter of 2005 as compared to $655,000 for the third quarter of 2004. The provision recorded for the third quarter of 2005 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at September 30, 2005 totaled $5.8 million and was 1.31% of total loans outstanding on that date. Total net charge-offs for the three-month period ended September 30, 2005 were $697,756 and were $128,371 during the same period a year ago.

Noninterest Income. Noninterest income was $1,147,217 during the third quarter of 2005. This was a $293,718 or 34.4%, increase compared to the third quarter of 2004. The majority of the increase relates to Trust services fee income, which increased $111,913 from the third quarter of 2004 to $541,191 for the three-month period ended September 30, 2005, reflective of an increase of $109.4 million, or 31.6%, in assets under management. Additionally, Other fees increased by $141,136, or 84.0%, primarily to increases in BOLI earnings from the additional policies purchased during the second quarter of 2005. Loan broker fees decreased by $24,416 compared to the third quarter of 2004. Loan volume was slightly higher, $8.0 million in the third quarter of 2005 compared to $7.2 million in the third quarter of 2004, however, a larger portion of the loans were kept in the Company’s portfolio versus acting as broker for an outside lender.

Noninterest Expense. Noninterest expense was $3.6 million for the third quarter of 2005 while noninterest expense for the three-month period ended September 30, 2004 was $2.9 million. The main components of noninterest expense for the third quarter of 2005 were salaries and benefits of $2.2 million, occupancy and equipment costs of $447,331, and loan and professional costs in the amount of $271,081, and represented mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 33.3% increase in salaries and benefits reflects a 22.5% growth in full-time employees from September 30, 2004 to September 30, 2005 as part of our expansion activities throughout the last twelve months, and significant benefit cost increases. Excluding personnel expenses, noninterest expenses remained relatively flat compared to the third quarter of 2004. Occupancy expense increased by $18,515 or 4.3% due to the Company leasing an additional 2,100 square feet of space at the downtown office building. Legal expenses increased by $57,758, or 27.1% due to consulting expenses of $20,000 relating installation of a compliance program and the accrual of estimated settlement expenses of $30,000 for a trust matter.

Index

Income Taxes. During the quarters ended September 30, 2005 and 2004, the Company recorded $489,270 and $332,010, respectively, in income taxes expense. The effective tax rate recorded was 34.4% for 2005 as compared to 34.9% for 2004. The decrease in the effective rate is primarily due the increase in BOLI. Earnings on BOLI are tax-free.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2005 reflected net income of $2,501,083 or $0.61 per diluted share. This was a $937,001 or 59.9% increase from 2004’s nine-month period net income of $1,564,082. Net income per diluted share for the nine-month period ended September 30, 2004 was $0.39. The operating results for the nine-month period ended September 30, 2005 were favorable compared to the same period in 2004 primarily because earning assets grew and interest rates increased, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

The increase in total revenue for the first nine months of 2005 as compared to the prior year period was 24.8%. For the nine-month period ended September 30, 2005, net interest income increased 25.0% and total noninterest income increased 24.3% from the same period one year ago. The increase in noninterest income is primarily attributable to an increase in Trust fees. Trust fees for the first nine months of 2005 were $332,164, or 26.6%, higher than the same period one year ago. The increase in Trust fees is due to an increase of 31.6% in Trust assets under management from one year ago.

Performance Ratios	September 30
	2005	2004

Return on average assets *	0.68%	0.46%
Return on average equity *	7.38%	5.01%
Net interest margin (TEY) *	3.67%	3.19%
Efficiency ratio	64.90%	69.60%
* annualized

Net Interest Income. Interest income for the nine-month periods ended September 30, 2005 and 2004 was $20.7 million and $15.1 million, respectively, while interest expense was $7.9 million through September 30, 2005 and $4.8 million through September 30, 2004, resulting in net interest income of $12.8 million for the first nine months of 2005 and $10.2 million for the first nine months of 2004. The increase during the first nine months of 2005 over 2004 in net interest income was reflective of the general growth in loans and other earning assets during those periods, along with a rise in interest rates. The net interest margin for the first nine months of 2005 was 3.67%, while the net interest margin for the first nine months of 2004 was 3.19%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in interest rates generally. The yield on earning assets increased 123 basis points from September 30, 2004 to September 30, 2005 while cost of funds increased 95 basis points, slightly decreasing the Company’s rate spread on earning assets.

Index

The following table reflects the average balance, interest earned or paid and yield or cost of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Nine Month Periods Ended
	September 30, 2005			September 30, 2004
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments andinterest-earning deposits	$10,745	$216	2.69%	$5,558	$48	1.15%
Federal funds sold	6,602	138	2.79%	11,989	86	0.96%
Securities - taxable	23,071	704	4.08%	24,801	769	4.14%
Securities - tax exempt (1)	12,459	608	6.52%	11,005	533	6.47%
Loans held for sale	-	-	0.00%	-	-	0.00%
Loans	420,261	19,218	6.11%	382,268	13,798	4.82%
Total interest-earning assets	473,138	20,884	5.90%	435,621	15,234	4.67%
Allowance for loan losses	(5,803)			(5,261)
Cash and due from banks	12,975			12,367
Other assets	14,260			10,153
Total assets	$494,570			$452,880
Liabilities and Stockholders' Equity
Interest-bearing checking	$27,951	$117	0.56%	$22,592	$59	0.35%
Savings	13,624	41	0.40%	11,154	24	0.29%
Money market	72,471	876	1.62%	92,234	659	0.95%
Certificates of deposit	236,906	5,960	3.36%	200,163	3,303	2.20%
Short-term borrowings	17	-	0.00%	597	4	0.89%
FHLB advances	29,080	650	2.99%	26,857	526	2.62%
Junior subordinated debt	3,608	244	9.04%	3,608	244	9.03%
Total interest-bearing liabilities	383,657	7,888	2.75%	357,205	4,819	1.80%
Noninterest-bearing checking	63,495			52,213
Other liabilities	2,116			1,773
Stockholders' equity	45,302			41,689
Total liabilities and stockholders' equity	$494,570			$452,880
Net interest income		$12,996			$10,415
Rate spread			3.15%			2.87%
Net interest income as a percent of average earning assets			3.67%			3.19%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.7 million during the first nine months of 2005 as compared to $1.5 million for the first nine months of 2004. Total net charge-offs for the nine-month period ended September 30, 2005 were $1.5 million and were $1.0 million during the same period a year ago. At September 30, 2005, nonperforming loans amounted to $2.8 million, of which $1.1 million was still accruing but past due 90 days or more. Nonperforming loans at December 31, 2004 were $2.3 million, of which $676,866 was still accruing but past due 90 days or more.

Noninterest Income. Noninterest income was $3.1 million during the first nine months of 2005. This was a $597,062, or 24.3%, increase from the first nine months of 2004. The increase was primarily the result of a 26.6%, or $332,164, increase in Trust and Brokerage fees. Trust and Brokerage assets under management have increased by 31.6% from September 30, 2004 and were $456 million as of September 30, 2005. Loan broker fees for the first nine months of 2005 decreased by $84,037, or 32.4%, from the first nine months of 2004. Overall loan production is equal to the 2004 levels, however a greater number of loans are being kept in the Banks portfolio versus being sold to a third party.

Noninterest Expense. Noninterest expense was $10.3 million for the first nine months of 2005 while noninterest expense for the nine-month period ended September 30, 2004 was $8.8 million. Noninterest expense totals for the first nine months of 2005 were higher than those for the first nine months of 2004 due primarily to the general growth of the Bank in the form of personnel, rent and equipment at the existing locations. The main components of noninterest expense for the first nine months of 2005 were salaries and benefits of $6.1 million, occupancy and equipment costs of $1.3 million, and loan and professional costs in the amount of $665,229. The 26.7% increase in salaries and benefits from the first nine months of 2004 reflects 22.5% growth in full-time employees as part of our expansion activities throughout the last twelve months, an increase in the incentive compensation program due to higher profits, and significant benefit cost increases. Loan and professional expenses decreased by 14.9%, or $116,196, as a result of the resolution of the unauthorized mortgage issue during the fourth quarter of 2004.

Index

Income Taxes. During the nine-month periods ended September 30, 2005 and 2004, the Company recorded $1.3 million and $828,890, respectively, in income taxes expense. The effective tax rate was 34.9% for 2005 as compared to 34.6% for 2004. The increase in the effective rate is primarily due the increase in total assets compared to the lack of growth in our tax-free securities portfolio. Therefore, we earning more income on taxable investments (securities and loans) while keeping the same sized portfolio in our tax-free securities.

Liquidity and Capital Resources

Liquidity. The Company’s general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the third quarter of 2005. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $136.4 million, or 27.7% of the Company’s total funding, at September 30, 2005. Total deposits at September 30, 2005 were $467.5 million and the loan to deposit ratio was 94.8%. Total borrowings at September 30, 2005 were $25.8 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD’s. Additionally, the Company and the Bank intend to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $46.5 million and $44.0 million at September 30, 2005 and December 31, 2004, respectively. Affecting the increase in stockholders’ equity during the first nine months of 2005 was $2.5 million in net income, a $31,869 decrease in the unrealized appreciation of securities available for sale, net of tax, and the issuance of 4,780 shares of common stock for stock options exercised for a net amount of $54,070.

No cash dividends have been paid on the Company’s common stock. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and is subject to limitations under various laws and regulations and to prudent and sound banking practices. Future dividend payments will depend on the general business conditions, the effect of such payment on the Company’s financial condition and other factors that the Company’s Board of Directors may in the future consider to be relevant. In addition, as a holding company, the Company’s ability to pay dividends to its shareholders, if authorized by the Company’s Board of Directors, would primarily be dependent upon the receipt of dividends from the Bank.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2005			September 30, 2004
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	9.67%	5.00%	4.00%	9.97%	5.00%	4.00%
Tier 1 risk-based	10.44%	6.00%	4.00%	8.00%	6.00%	4.00%
Total risk-based	11.62%	10.00%	8.00%	12.39%	10.00%	8.00%

The Bank
Leverage capital	9.32%	5.00%	4.00%	8.44%	5.00%	4.00%
Tier 1 risk-based	10.05%	6.00%	4.00%	9.46%	6.00%	4.00%
Total risk-based	11.27%	10.00%	8.00%	10.71%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2005, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, on May 19, 2005, the Company signed a lease with Tippmann Properties to lease additional space at its headquarters location. The lease is separate from the original operating lease and has a term that expires on April 30, 2006. The total obligations under this lease are $25,188.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has no agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates is assumed to be insignificant.

Interest rate risk is the exposure of the Company’s financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company’s safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Company’s interest rate risk management process seeks to ensure that appropriate policies, procedures, management information and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Company assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and overall asset quality.

There are two interest rate risk measurement techniques that may be used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company’s net interest margin during periods of changing market interest rates.

Index

The following table depicts the Company’s GAP position as of September 30, 2005:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$30,528					$30,528
Securities available for sale	4,945	4,392	6,517	19,867		35,721
FHLBI and FRB stock				3,421		3,421
Fixed rate loans	17,692	39,062	91,731	12,265		160,750
Variable rate loans	39,660	81,528	121,485	39,943		282,616
Allowance for loan losses						(5,830)
Other assets						35,426
Total assets	$92,825	$124,982	$219,733	$75,496		$542,632
Liabilities
Interest-bearing checking	$2,589	$7,766	$21,672			$32,027
Savings accounts	1,615	4,844	8,088			14,547
Money market accounts	17,331	51,948	2,516			71,795
Time deposits < $100,000	4,119	23,506	34,163	22		61,810
Time deposits $100,000 and over	44,992	57,315	101,798			204,105
Short-term borrowings						-
FHLB advances	3,000	10,000	6,700	2,500		22,200
Junior subordinated debt				3,608		3,608
Noninterest-bearing checking						83,255
Other liabilities						2,748
Total liabilities	73,646	155,379	174,937	6,130		496,095
Stockholders' Equity						46,537
Total sources of funds	$73,646	$155,379	$174,937	$6,130		$542,632
Net asset (liability) GAP	$19,179	$(30,397)	$44,796	$69,366	$
Cumulative GAP	$19,179	$(11,218)	$33,578	$102,944	$
Percent of cumulative GAP to total assets	3.5%	-2.1%	6.2%	19.0%

A second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. A simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, a model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company’s strategies, among other factors.

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of September 30, 2005. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	09/30/06	09/30/07	09/29/08	09/30/09	09/30/10	Thereafter	Total	9/30/2005
Rate sensitive assets:
Fixed interest rate loans	$56,754	$35,618	$27,220	$18,223	$10,669	$12,266	$160,750	$159,600
Average interest rate	6.34%	6.26%	6.25%	6.00%	6.42%	5.01%	6.17%
Variable interest rate loans	121,188	65,154	23,632	17,665	15,035	39,942	282,616	282,616
Average interest rate	6.91%	6.86%	6.78%	6.82%	6.74%	7.15%	6.90%
Fixed interest rate securities	9,337	1,483	133	1,120	3,781	19,867	35,721	35,721
Average interest rate	3.63%	3.12%	4.31%	4.84%	4.22%	4.31%	4.09%
Other interest bearing assets	30,528						30,528	30,528
Average interest rate	3.73%						3.73%
FHLB & FRB Stock						3,421	3,421	3,421
Average interest rate						4.92%	4.92%

Rate sensitive liabilities:
Interest bearing checking	10,355	10,355	6,850	4,361	106		32,027	32,027
Average interest rate	0.72%	0.72%	0.66%	0.61%	1.09%		0.69%
Savings accounts	6,458	6,458	16,341				29,257	14,546
Average interest rate	0.56%	0.56%	0.56%				0.56%
Money market accounts	69,279	2,516					71,795	71,795
Average interest rate	2.11%	1.75%					2.10%
Time deposits	129,932	76,487	24,724	13,088	21,663	21	265,915	266,097
Average interest rate	3.47%	4.39%	3.99%	3.97%	4.08%	3.93%	3.86%
Fixed interest rate borrowings	13,000	5,500			1,200	6,108	25,808	25,808
Average interest rate	2.58%	4.08%			4.32%	6.71%	3.96%
Variable interest rate borrowings							-
Average interest rate

Item 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting during the third quarter of the 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and the Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.

Item 6. EXHIBITS

(a)	Exhibits.

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form SB-2 (Registration No. 333-67235)).
3.2	Amended By-Laws of the Company (incorporate by reference from the same exhibit number to the Company’s Annual Report on Form 10-k for the year ended December 31, 2004)

10.23
Real Estate Purchase and Sale Contract by and between Tower Bank and Trust Company and MagniFi, LLC dated June 13, 2005 (incorporate by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on July 7, 2005).

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

TOWER FINANCIAL CORPORATION

Dated: November 7, 2005	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: November 7, 2005	/ s / Michael D. Cahill
Michael D. Cahill
Chief Financial Officer and Secretary