Form 10-K
period 2005-12-31
TOWER FINANCIAL CORP
filed 2006-03-10
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 000-25287

TOWER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-2051170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 East Berry Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 427-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer or large accelerated filer as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2005 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $59,313,309

Number of shares of Common Stock outstanding at February 10, 2006: 4,007,936

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report

Document Incorporated by Reference

Certain portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2005

PART I

ITEM 1.	BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company”, was incorporated as an Indiana corporation on July 8, 1998. The Company is a holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank”), a newly formed (effective January 1, 2006) trust company, Tower Trust Company, or the “Trust Company,” and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 1 and Tower Capital Trust 2. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation, and Tower Capital Trust 1 and Tower Capital Trust 2 are unconsolidated, wholly owned Delaware statutory business trusts formed in November 2001 and December 2005, respectively for the exclusive purpose of issuing and selling trust preferred securities.

The Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from six locations in its market area comprised of the metropolitan area of Fort Wayne and Allen County, Indiana. Those services reflect the Bank’s strategy of focusing on small- to medium-sized businesses and individual customers. The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Prior to January 1, 2006, the trust investment and management services were offered by the Bank and are now offered by Tower Trust Company.

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has four branch locations within its market area and a mortgage loan production office in Angola, Indiana. In December 2005, the Bank purchased ground on the southwest side of Fort Wayne and began construction on a fifth branch. The new branch is scheduled to be open for business in the summer of 2006.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's anticipated results or expectations, including its business plan and strategies are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward looking statements are predictive and are not statements of historical fact and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

•    the Company’s dependence on key banking and management personnel;
•    the risk of losses due to loan defaults by larger commercial loan customers or a significant number of borrowers;
•    the Company’s dependence on a favorable local economy in the Bank’s primary service area;
•    the effect of banking regulation on the Bank’s ability to grow and compete;

•    the effect of changes in federal economic and monetary policies and local competition on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•    general changes in economic conditions, including interest rates and real estate values; and
•    restrictions imposed on the Company by regulators or regulations of the banking industry.

Readers are also directed to the “Risk Factors” section of this report for additional other risks and uncertainties.

Lending Activities

Lending
The Bank makes loans to individuals and businesses located within its market area. The Bank’s loan portfolio at December 31, 2005 consisted of commercial and commercial real estate loans (78.7%), residential mortgage loans (11.2%) and personal loans (10.1%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $8.3 million, based on the legal lending limit of 15% of total risk based capital of the Bank.

Commercial Loans. The Bank's lending activities focus primarily on providing small- and medium-sized businesses in its market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, the Bank's customers' financing requirements range from $100,000 to $4.0 million. Approximately 41.1% of the Bank's commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. The majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower. Commercial loans may also be further secured by junior liens on real estate. The Bank's commercial loans have both fixed and floating interest rates and typically have maturities of 1 to 5 years. Commercial and commercial real estate loans comprised approximately 78.7% of the Bank's total loan portfolio at December 31, 2005.

Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower’s operations. The Bank endeavors to reduce the risk associated with these transactions by generally limiting its exposure to owner-operated properties of customers with an established profitable history. In many cases, the Bank may further reduce this risk by (i) limiting the amount of credit to any one borrower to an amount less than the Bank’s legal lending limit and (ii) avoiding certain types of commercial real estate financing.

Mortgage Banking. The Bank provides both fixed and variable rate, long-term residential mortgage loans to its customers. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in its loan portfolio and to sell or broker the balance of long-term, fixed rate and variable rate loans in the secondary market. In late 2003, the Bank made a decision to no longer sell residential mortgage loans on the secondary market. Loans are either retained in the Bank’s loan portfolio or direct brokered for a another lending institution in which the loan is written on the other institutions paper and the Company serves as sales agent only. The Bank does not retain servicing rights with respect to any of the residential mortgage loans that it brokers or sells. During 2005, the Bank originated $12.4 million of residential mortgage loans, of which all were retained, and none were sold in the secondary market. The Bank brokered $19.3 million of residential mortgage loans during 2005. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

	For the years ended December 31,
($ in thousands)	2005	2004	2003

Real estate mortgage loans held for sale at beginning of period	$-	$-	$3,356
Real estate mortgage loans originated for sale	-	-	15,956
Real estate mortgage loan sales	-	-	19,312
Real estate mortgage loans held for sale at end of period	$-	$-	$-

Real estate mortgage loans originated and retained	$12,372	$9,053	$25,376
Real estate mortgages brokered	19,337	22,783	49,977

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and to make home improvements and personal investments. The majority of the Bank's personal loans are home equity loans and are secured by a second lien on real estate. The Bank retains all of such loans in its loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank strives to pursue a policy of conservative loan underwriting, with an emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. The Bank believes that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of its customer base.

Lending Policies
Loan Policies. Although the Bank takes a progressive and competitive approach to lending, it strives for high quality in its loans. Because of the Bank’s local nature, management believes that quality control is achieved while still providing prompt and personal service. The Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the Bank’s Loan and Investment Committee and its Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

The Bank’s loan policies include procedures for oversight and monitoring of the Bank’s lending practices and loan portfolio. The Bank seeks to make sound loans, while recognizing that lending money involves a degree of business risk. The Bank’s loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for the Bank’s loan operations, while recognizing that not all loan activities and procedures can be anticipated. The Bank’s loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of the President or Chief Executive Officer of the Bank where appropriate.

The Bank’s loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes regulatory and supervisory loan-to-value limits. The Bank’s internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.

The Bank’s loan policies also establish an “in-house” limit on the aggregate amount of loans to any one borrower. This limit is a guideline that currently does not exceed 75% of the Bank’s legal lending limit. This internal limit is subject to review and revision by the Board of Directors from time to time. In addition, the Bank’s loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to the Bank’s lending practices.

Loan Review Policies. To ensure that lending practices adhere to loan policies and guidelines, and to ensure that loans are risk rated correctly, the Bank established a Loan Review Department. The primary activities of the Loan Review Department include (i) conducting reviews of specific loans, (ii) assessing the adequacy of loan ratings assigned by lending personnel, (iii) monitoring portfolio concentrations, and (iv) monitoring loans subject to Regulation O. To complete these activities, the Bank employs several management tools, primarily a loan grading system, a loan review memorandum and a formalized watch list.

Source of Funds

Funding Sources. During 2004 the Company contributed $5 million to the Bank as capital to support the Bank’s balance sheet growth. During 2003 and 2005, no contributions were made. On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing.

Deposit Generation. The Bank generates deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in its primary market area. The Bank generally seeks a comprehensive banking relationship from its lending customers, which has contributed to its internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. The Bank's deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. The Bank also offers a courier service for the deposit convenience of its business customers as well as wholesale lockbox and other business deposit and cash management services. The Bank also generates certificates of deposit through national, out-of-market sources developed during 2003, 2004, and 2005. These deposits include brokered deposits, which the Bank began accepting during 2003. Prior to 2004, these out-of-market deposits were generated by direct negotiation with out-of-market banks and credit unions and through negotiated transactions with brokers. Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of Certificates of Deposits, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2005, the average cost of funds on out-of-market deposits was 3.32%, while the average cost of funds on in-market deposits was 1.88%. At December 31, 2005, approximately 76.1% of the Bank’s deposits were generated in-market, while 23.9% were out-of-market deposits. Deposits at December 31, 2005, 2004 and 2003 are summarized as follows:

	2005		2004		2003
($ in thousands)	Balance	%	Balance	%	Balance	%

Noninterest-bearing demand	$66,743	14.5%	$57,800	15.0%	$62,638	17.3%
Interest-bearing checking	32,685	7.1%	27,787	7.2%	23,544	6.5%
Money market	76,438	16.6%	74,018	19.2%	98,250	27.1%
Savings	14,081	3.1%	12,936	3.3%	10,576	2.9%
Time, under $100,000	64,561	14.0%	69,220	17.9%	63,029	17.4%
Time, $100,000 and over	206,443	44.7%	144,619	37.4%	104,840	28.9%
Total deposits	$460,951	100.0%	$386,380	100.0%	$362,877	100.0%

Investments

Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), the Bank at this time only has a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana, which was recorded in other assets. The Company has plans to make an equity investment of $1 million in a limited partnership focused on financial related companies, primarily bank holding companies. This will also be recorded in other assets.

The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate acquired by the Bank in satisfaction of, or foreclosure upon, loans may be held by the Bank for no longer than 10 years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions (the “Department”). The Bank is also permitted to invest an aggregate amount not in excess of 50% of the “sound capital” of the Bank in such real estate and buildings as are necessary for the convenient transaction of its business. The Bank’s Board of Directors may alter the Bank’s investment policy without shareholders’ approval.

Trust and Investment Management

New Company: On January 1, 2006, the Company formed a separate wholly owned subsidiary, Tower Trust Company. The trust and investment management functions previously managed by the Bank will thereafter be the responsibility of the new Trust Company. The description below is for services performed during 2005 and prior, which were part of the Bank’s operations.

Investment Management and Trust Services. The Bank's investment management and trust services (or “Trust Services”) department offers a wide range of traditional personal trust services to customers in its market area. The Bank's Trust Services include estate planning and money management. The Bank’s Trust Services products and services include traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. The Bank believes that by offering Trust Services through personalized client service, an experienced professional staff, and a tailored approach to investments that it can enhance and leverage client relationships. The Bank believes that its approach to investment management and trust services has contributed to growth in assets under management to $438 million at December 31, 2005. More importantly, the Bank believes that this approach should allow for continued growth in assets under management and Trust Services revenues.

The following table reflects assets under management and revenue of the Bank's Trust Services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2005	2004	2003

Assets under management	$438,410	$353,995	$312,327
Number of accounts	598	512	428
Average account size	$733	$691	$730
Trust revenue	$2,028	$1,670	$1,402

Tower Investment Services: In July of 2004, the Bank began offering securities and insurance brokerage services under the private label name of Tower Investment Services, through PrimeVest Financial Services, Inc., an ING company. Tower Investment Services offers the Bank’s clients comprehensive brokerage capabilities. PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $41.6 million in assets under management at December 31, 2005, compared to $18.7 million at December 31, 2004.

The following table reflects assets under management and revenues of the Bank’s Investment Services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2005	2004	2003

Assets under management	$41,603	$19,721	n/a
Number of accounts	315	142	n/a
Average account size	$132	$139	n/a
Investment services revenue	$89	$29	n/a

Effect of Government Monetary Policies

The earnings of the Company and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation and avoid a recession. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Regulation and Supervision

General. Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the FDIC, the Department, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to the Company and the Bank regulate among other things:

•	the scope of permitted businesses,
•	investments,
•	reserves against deposits,
•	capital levels relative to operations,
•	lending activities and practices,
•	the nature and amount of collateral for loans,
•	the establishment of branches,
•	mergers and consolidations, and
•	dividends.

The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Company. Any change in government regulation may have a material adverse effect on the business of the Company and the Bank.

Bank Holding Compay Regulation,
As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended (or the “BHCA”). Under the BHCA, the Company is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, including the Company’s qualification as a financial holding company as described in the following paragraph,, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within 10 business days after the transaction. In certain cases, prior written notice to the Federal Reserve Board will be required.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Sources."

Under the Gramm-Leach-Bliley Act (or "Gramm-Leach") which was signed into law on November 12, 1999 and authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Although the Company is registered and qualified as a financial holding company, the Company has no current plans to pursue any of the expanded activities available to financial holding companies under Gramm-Leach.

Gramm-Leach contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. The Company was notified by its regulatory agency that it was in violation of certain aspects of Gramm-Leach requirements during 2005. However, the Company was addressing these violations during the regulatory exam, and since the exam to rectify any significant issues. The violations did not result in any adverse consequences to the Company on this exam by the regulatory agencies, and the Company believes it is currently in substantial compliance with the requirements.

Bank Regulation
The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, the Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the Department, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered member banks. The Bank’s deposit accounts are insured by the Bank Insurance Fund of the FDIC, which also has jurisdiction over Bank Insurance Fund insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

•	permissible types and amounts of loans,
•	investments and other activities,
•	capital adequacy,
•	branching,
•	interest rates on loans and on deposits,
•	the maintenance of noninterest bearing reserves on deposit, and
•	the safety and soundness of banking practices.

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (or “FDICIA”) and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation, and loan-to-value ratios for loans secured by real property.

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and on the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such persons. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Company maintains a correspondent relationship. Also, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase its capital or reduce the amount of its deposits.

The federal banking agencies have published guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% of greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.

Consumer and Other Laws
The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

Under the Community Reinvestment Act (or “CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated as all of Allen County, Indiana. The Bank’s offices are located in Allen County. The Bank’s Board of Directors is required to review the appropriateness of this delineation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

USA Patriot Act of 2001
On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001" was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. The Company believes that compliance with the new requirements has not had a material adverse impact on its operations or financial condition.

Sarbanes-Oxley Act of 2002
The passage of the Sarbanes-Oxley Act of 2002 and subsequent actions of the Securities and Exchange Commission and stock exchanges have had a significant impact on the Company's corporate governance and related matters. In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2007 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

Competition

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne and Allen County metropolitan area. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of the Bank’s competitors have been in business for many years more than the Bank, have established customer bases, and are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank’s ability to compete favorably in attracting individuals and small- to medium-sized businesses.

Employees

As of December 31, 2005, the Company had 158 employees, including 150 full-time equivalents. None of the Company’s employees is covered by a collective bargaining agreement. Management believes that its relationship with the Company’s employees is good.

Statistical Disclosure

The statistical disclosure concerning the Company and the Bank, on a consolidated basis, is included in Item 7 of this report.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge on the Securities and Exchange Commissions website under the symbol “TOFC,” at www.sec.gov, as well as through the TOFC Investor Relations section of the Company's Internet website at www.tofc.net.

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

ITEM 1a.	RISK FACTORS

Risks Associated with Tower Financial Corporation

We have relatively high amounts of commercial, commercial real estate and development loans, and these loans have more credit risk than residential mortgage loans.

We generally invest a greater proportion of our assets in loans secured by business assets and commercial real estate than financial institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate, commercial business and development loans generally involve a higher degree of credit risk than residential mortgage lending, due primarily to the relatively larger amounts loaned to individual borrowers. Moreover, many of our borrowers also have more than one commercial real estate, commercial business or development loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss and could have a material adverse impact on our business and results.

Changes in market interest rates could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally reprice or mature more quickly than our interest-earning liabilities. Prior to June 30, 2004, interest rates had been at historically low levels. Subsequent to that date, the U.S. Federal Reserve has increased its target federal funds rate from 1.00% to 4.25%.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent of our fixed rate loans that do not reprice (approximately 30% as of 12/31/05), while rates paid on non-term deposit accounts will rise, thus decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

In a falling interest rate environment, however, our net interest margin could be negatively affected, as competitive pressures might keep us from further reducing rates on our deposits. Such movements, therefore, could cause a decrease in our interest rate spread and net interest margin.

We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and, in particular, our securities portfolio held for investment. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity.

Our loan growth has historically outpaced our ability to generate lower cost in-market deposits, and this has required us to find alternative funding sources, which has adversely affected our net interest margin.

Our loan growth has historically outpaced our ability to fund that loan growth with in-market deposits, and accordingly, we have been required to go to alternative funding sources, such as out-of-market deposits; (typically certificates of deposit) purchased from brokers, borrowings from the Federal Home Loan Bank, and/or from the issuance of Trust Preferred Securities. Our average cost of in-market deposits for 2005 was 2.6% and the average cost of alternative funds was 3.6%. Accordingly, our interest margins are adversely affected to the extent that we must access such alternative funding sources.

Technological advances may adversely impact Tower Financial Corporation’s business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Tower Financial Corporation’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many of its competitors have substantially greater resources than Tower Financial Corporation does to invest in technological improvements. Tower Financial Corporation may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

A breach of information security could adversely affect our earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial lost or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which could adversely affect our earnings.

Strong competition within the Bank’s market area could hurt our profits and slow growth.

Competition in the banking and financial services industry, both in making loans and in attracting deposits, is intense, and our profitability depends upon our continued ability to successfully compete. We compete in Allen County, Indiana, our primary market area, with numerous commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.

Price competition for loans and deposits might result in the Bank earning less on loans and paying more for deposits, which would reduce net interest income and aversely affect our results. Competition also may make it more difficult to attract deposits and, consequently, to grow loans.

Our continuing concentration of loans in our primary Allen County, Indiana market area may increase our risk.

Our success depends primarily on the general economic condition within the metropolitan Fort Wayne and Allen County, Indiana market area in which we conduct our business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. Local economic conditions in our market area therefore have a significant impact on our loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions caused by the loss of manufacturing and other jobs, unemployment or other factors beyond our control, which affects local economic conditions, could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate development and construction loans, decreases in housing demand brought about by a loss of jobs, an increase in homes available for sale on the market and a reduction in demand for new housing may also have a negative affect on the ability of some of our borrowers to make timely repayment of their loans, which could have an adverse impact on our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Board of Governors of the Federal Reserve System, as regulator of our Bank and holding company. Such regulation and supervision governs the activities in which a banking institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We are subject to heightened regulatory scrutiny with respect to Bank Secrecy and Anti-Money Laundering statutes and regulations.

Recently, regulators have intensified their focus on the USA Patriot Act’s Anti-Money Laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we are required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be flawless. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements.

Shares eligible for public sale could adversely affect our stock price.

The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could adversely affect our stock price, which, in turn, could also make it more difficult for us to raise funds through future equity offerings or to use our common stock in acquisitions. As of December 31, 2005, we had 4,007,936 shares of common stock outstanding, with an average daily trading volume for the four weeks prior to December 31 of 6,478 shares. As of December 31, 2005, our officers and directors held options to purchase 184,607 shares of our common stock, at exercise prices considerably below current market values, which the majority of expire and, therefore, must either be exercised or forfeited between December 2008 and January 2009. If a substantial number of these shares, or shares held by institutional or other large investors, are sold within a short period of time, the number of shares offered for sale on the market, in relation to our normal trading volumes, may result in a supply and demand imbalance, which could have a material adverse affect on our stock price.

Tower Financial Corporation depends heavily on its key banking and management personnel.

Tower Financial Corporation’s success depends in part on its ability to attract and retain key executives and to attract and retain qualified and productive banking officers, who have experience both in sophisticated banking matters and in operating small to mid-size banks. These qualities are essential both for effective executive management and also for the growth and expansion of the Bank’s customer base for loans and deposits. Competition for such personnel is strong in the local banking industry, and we compete with many other banks and financial institutions, some of them with financial resources and benefits greater than ours, for such individuals. In this market environment, we may not be successful in attracting or retaining the personnel we require for future growth. Tower Financial Corporation expects to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

ITEM 1b.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

The Company is leasing the entire first and second floors, along with a portion of the fifth floor, of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as its headquarters and the Bank’s main office. The headquarters facility consists of drive-up banking windows and approximately 33,400 square feet of usable office space. The lease had an initial term of 10 years, with one renewal option for an additional 10 years. During 2001, the original lease term was extended to 15 years with an expiration date of December 2013 and the same renewal option as prior to the extension. In March 2004 the Company signed an additional amendment to the lease to occupy an additional 8,336 square feet of space on the first floor at rates similar to the original lease. The amendment also contains a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. In May 2005, the Company signed a one-year lease for 2,099 square feet on space ofn the fifth floor. This lease expires in May 2006, however the Company is anticipating signing an amendment to add this space to the original lease under the same terms and conditions of the original lease.

The Bank leases a bank branch office location in the northwest section of Fort Wayne at 1545 W. Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease had an initial term of five years, expired May 2005 and has two consecutive five-year renewal options. During 2005, the Bank exercised the first of its two five-year renewal options. The renewed lease expires in May 2010. The Bank also leases a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options. The Bank leases 600 square feet of office space in Angola, Indiana for use as a mortgage loan production office. The office space is leased on a month-to-month basis.

The bank was leasing a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes. The lease began January 2004 and had a term of 10 years. In July 2005, the Bank exercised its right to purchase the property and now owns the branch outright, along with .33 acres of land.

The Bank owns a bank branch on 1.4 acres of land in northeast Fort Wayne at 4303 Lahmeyer Road. This branch office contains 3,000 square feet of space and has two drive-up lanes.

In November 2005, the Bank purchased 0.7 acres of land at 6430 West Jefferson Blvd in Southwest Fort Wayne. Construction began in December 2005 on a 3,000 square foot branch. The branch is expected to open in early summer of 2006.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. Neither the Company nor the Bank is engaged in any legal proceeding that is expected to have a material adverse effect on the results of operations or financial position of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information

The Company’s common stock is traded on the Nasdaq National Market System under the symbol “TOFC.” As of February 10, 2006, there were 612 shareholders of record and approximately 2,084 beneficial owners of the common stock.

The following table also presents the high and low sales prices for the common stock on the Nasdaq National Market System by quarter for 2005 and 2004.

High/Low Stock Price
	2005		2004
	High	Low	High	Low

1st Quarter	$14.800	$13.900	$15.980	$14.400

2nd Quarter	$15.230	$13.100	$14.900	$13.110

3rd Quarter	$17.210	$14.820	$14.250	$12.500

4th Quarter	$17.250	$14.830	$15.000	$12.930

Dividends

The Company has not paid cash dividends on its common stock from its inception through Calendar 2005. In December 2005, the Company’s board of directors has approved the payment of dividends commencing in calendar 2006. This was based on an analysis of the Company’s liquidity needs, regulatory and capital requirements, and results of operations. In January 2006, the Company’s board of directors formally approved the payment of a dividend of $0.04/share commencing in the first quarter 2006.

Because the Company is a holding company and substantially all of its assets were held by the Bank at the end of calendar year 2005 the Company’s primary source for dividends is the Bank, and payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2031 and 2036, the Company would be precluded from paying dividends on its common stock (other than dividends in the form of additional shares of common stock) if it is in default under these debentures, if it exercised its right to defer payments of interest on these debentures, or if certain related defaults occurred. As part of the regulatory process, the Trust Company may also only pay dividends to the Company with regulatory approval through calendar 2008. Therefore, the Company's ability to pay dividends to its shareholders will depend primarily on the Bank's ability to pay dividends to the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

	Years ended December 31,
($ in thousands, except per share data)	2005	2004	2003	2002	2001
Results of Operations:
Interest income	$29,056	$20,965	$17,826	$16,494	$15,931
Interest expense	11,493	6,649	6,061	6,444	8,102
Net interest income	17,563	14,316	11,765	10,050	7,829
Provision for loan losses	2,392	2,360	2,185	1,765	1,120
Noninterest income	4,184	4,274	3,642	2,954	1,785
Noninterest expense	14,082	12,400	10,353	8,416	6,638
Income before income taxes	5,273	3,830	2,869	2,823	1,856
Income taxes expense	1,835	1,351	1,069	1,107	736
Net income	3,438	2,479	1,800	1,716	1,120

Per Share Data:
Net income: basic	$0.86	$0.63	$0.46	$0.57	$0.44
Net income: diluted	0.84	0.61	0.45	0.56	0.44
Book value at end of period	11.79	10.99	10.38	9.97	9.29
Dividends declared	n/a	n/a	n/a	n/a	n/a

Balance Sheet Data:
Total assets	$557,821	$481,117	$436,469	$377,311	$291,874
Total securities available for sale	50,642	35,025	24,325	11,171	2,384
Loans held for sale	-	-	-	5,770	4,293
Total loans	450,391	400,510	376,839	321,340	232,346
Allowance for loan losses	5,645	5,608	5,259	4,746	3,480
Total deposits	460,951	386,380	362,877	310,584	256,153
FHLB advances	34,700	45,000	27,000	21,500	6,500
Junior subordinated debt	11,856	3,608	3,608	3,608	3,608
Stockholders' equity	47,268	44,013	40,909	39,175	23,505

Performance Ratios:
Return on average assets	0.68%	0.54%	0.45%	0.53%	0.47%
Return on average stockholders' equity	7.52%	5.89%	4.53%	5.90%	4.88%
Net interest margin	3.70%	3.31%	3.04%	3.17%	3.33%
Efficiency ratio	64.75%	66.70%	67.20%	64.72%	69.04%

Asset Quality Ratios:
Nonperforming loans to total loans	0.49%	0.56%	0.51%	0.22%	0.35%
Nonperforming assets to total assets	0.44%	0.56%	0.45%	0.19%	0.28%
Net charge-offs to average loans	0.55%	0.52%	0.47%	0.18%	0.00%
Allowance for loan losses to total loans	1.25%	1.40%	1.40%	1.48%	1.50%

Liquidity and Capital Ratios:
Loan to deposit ratio	97.71%	103.66%	103.85%	103.46%	90.71%
Total stockholders' equity to total assets	8.47%	9.15%	9.37%	10.38%	8.05%
Total risk-based capital	13.23%	12.29%	12.66%	13.86%	12.12%
Tier 1 leverage risk-based capital	12.16%	11.08%	11.44%	12.61%	10.87%
Tier 1 leverage capital	11.08%	9.87%	10.26%	11.75%	10.02%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this report. Dollar figures in the following tables and discussion are shown and referred to in thousands, except for share data.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's anticipated results or expectations, including its business plan and strategies are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward looking statements are predictive and are not statements of historical fact and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Company, the Bank or its management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on its beliefs as well as assumptions it has made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the following:

•    the Company’s dependence on key banking and management personnel;
•    the risk of losses due to loan defaults by larger commercial loan customers or a significant number of borrowers;
•    the Company’s dependence on a favorable local economy in the Bank’s primary service area;
•    the effect of banking regulation on the Bank’s ability to grow and compete;
•    the effect of changes in federal economic and monetary policies and local competition on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•    general changes in economic conditions, including interest rates and real estate values; and
•    restrictions imposed on the Company by regulators or regulations of the banking industry.

Readers are also directed to the “Risk Factors” section of this report for additional other risks and uncertainties.

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

Allowance for Loan Losses. The Company’s allowance for loan losses represents management’s estimate of probable incurred losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb any loan charged off.

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

To determine the allocated component of the allowance, the Company combines estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the availability of some of those factors, based upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio.

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

Financial Condition

The Company experienced significant growth during 2005. Total assets of the Company were $557,821 at December 31, 2005 compared to $481,117 at December 31, 2004, an increase of $76,704 or 15.9%. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits and FHLB advances. Asset growth has been substantial during each year since the Bank began operations. Management anticipates that, in the near-term, assets will increase at a rate similar to the Bank's historical trends as management continues to market its institution, products and banking expertise, deliver a high level of customer service and develop its branch network.

Earning Assets. The Company’s loan portfolio experienced another year of significant growth during 2005. Loans were $450,391 at December 31, 2005 compared to $400,510 at December 31, 2004, an increase of $49,881, or 12.5%. The loan portfolio, which equaled 85.3% and 86.3% of earning assets at December 31, 2005 and 2004, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2005, commercial and commercial real estate loans were approximately 78.7% of the loan portfolio and represented loans to business interests generally located within the Bank’s market area. Approximately 46.4% of the loan portfolio at December 31, 2005 consisted of general commercial and industrial loans primarily secured by inventory, receivables and equipment, while 32.3% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial category are represented by owner-occupied and investment real estate at $217,217 or 48.2% of total loans, and building, development and general contracting at $73.7 million, or 16.4% of total loans. The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. Residential mortgage and home equity lending, while only 17.9% of loans at December 31, 2005, also experienced significant growth. Consumer loans, while only 3.4% of total loans at December 31, 2005, reflected an increase of 25.7% during 2005 from 2004 levels. Management believes that loan growth should continue as the Bank expands its distribution network during 2006; however, the Company’s main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2005, 2004, 2003, 2002 and 2001.

Loans Outstanding
	December 31,
($ in thousands)	2005	2004	2003	2002	2001

Commercial	$208,868	$189,717	$198,063	$185,250	$133,675
Commercial real estate	145,559	124,722	100,309	76,546	49,964
Residential real estate	50,293	45,081	40,648	26,097	16,740
Home equity	30,252	28,430	25,944	20,043	16,043
Consumer	15,390	12,239	11,594	13,290	15,717
Total loans	450,362	400,189	376,558	321,226	232,139
Net deferred loan costs	29	322	280	114	207
Allowance for loan losses	(5,645)	(5,608)	(5,259)	(4,746)	(3,480)

Net loans	$444,746	$394,903	$371,579	$316,594	$228,866

The following table presents the maturity of total loans outstanding as of December 31, 2005, according to scheduled repayments of principal and also based upon repricing opportunities.

Maturities of Loans Outstanding
($ in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$172,434	$24,554	$11,909	$208,897
Commercial real estate	112,630	25,133	7,796	145,559
Residential real estate	19,123	19,548	11,622	50,293
Home equity	21,291	8,378	583	30,252
Consumer	11,396	3,788	206	15,390

Total loans	$336,874	$81,401	$32,116	$450,391

Loan Repricing Opportunities:
Fixed rate	$50,835	$81,401	$32,116	$164,352
Variable rate	286,039	-	-	286,039

Total loans	$336,874	$81,401	$32,116	$450,391

The Bank’s credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watchlist.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2005, there were $33,723 of potential problem loans outstanding classified on the watchlist. At December 31, 2004, there were $29,591 of potential problem loans outstanding classified on the watchlist.

Nonperforming loans at December 31, 2005 were $2,196, including $1,332 of loans placed on nonaccrual status and categorized as impaired, one $744 loan past due 90 days and still accruing but categorized as impaired, and $120 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $5,579, which includes all nonaccrual loans plus commercial loans deemed impaired with a balance of $4,247 that are still accruing but restructured. Gross interest for 2005 for nonaccrual loans would have been $203. Interest actually received on nonaccrual loans was $39 resulting in lost interest to date of $164. Nonperforming loans at December 31, 2004 were $2,257, including $1,580 of loans placed on nonaccrual status and categorized as impaired and $677 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $5,095, which includes all nonaccrual loans plus commercial loans impaired of $3,515 that are still accruing but restructured. Gross interest for 2004 for nonaccrual loans would have been $147. Interest actually received on nonaccrual loans was $43 resulting in lost interest to date of $104. Nonperforming loans at December 31, 2003 were $1,905, including $1,615 of loans placed on nonaccrual status and categorized as impaired and $290 of loans past due 90 days and still accruing which are not categorized as impaired. Gross interest for 2003 for nonaccrual loans would have been $102. Total impaired loans are $2,156, which includes all nonaccrual loans plus commercial loans impaired of $541 that are still accruing but restructured.

During 2005, the Bank experienced $2,355 in net charged-off loans compared to $2,011 of net charge-offs in 2004 and $1,671 in 2003. The 2005 ratio of net charge-offs to total average loans was 0.55%. Of the loans charged off in 2005, $500 was attributable to one commercial credit. Of the loans charged off during 2004, $1,000 was attributable to one commercial credit. Of the loans charged off during 2003, $600 was attributable to the unauthorized mortgage activity loss and $563 was attributable to one commercial credit, which was identified during the year and restructured at year-end.

In each quarter, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specifically identified problem loans. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above, and further, based upon peer industry data of comparable banks.

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses
($ in thousands)
Loan Type	Dec 31, 2005 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2004 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2003 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2002 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2001 Alloc.	Loan Type As a % of Total Loans

Commercial	$4,524	46.4%	$5,124	47.4%	$4,011	52.6%	$4,033	57.7%	$2,140	57.6%
Commercial real estate	796	32.3%	137	31.1%	751	26.6%	199	23.8%	405	21.5%
Residential real estate	81	11.2%	51	11.3%	190	10.8%	90	8.1%	42	7.2%
Home equity	183	6.7%	33	7.1%	85	6.9%	125	6.3%	80	6.9%
Consumer	51	3.4%	156	3.1%	111	3.1%	269	4.1%	236	6.8%
Unallocated	10	n/a	107	n/a	111	n/a	30	n/a	577	n/a
Total allowance for loan losses	$5,645	100.0%	$5,608	100.0%	$5,259	100.0%	$4,746	100.0%	$3,480	100.0%

See Note 3 to the Consolidated Financial Statements for detail of activity in allowance for loan losses

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews the sufficiency of collateral and its value.

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. The Company experienced $2,483 of charge-offs and $128 of recoveries during 2005. The Company experienced $2,057 of charge-offs and $46 of recoveries during 2004 and $1,705 of charge-offs and $34 of recoveries during 2003. Prior to 2003, the Company only experienced an aggregate amount of $505 in loan charge-offs during its first four years of operations.

Total Securities Portfolio	December 31,
($ in thousands)	2005 Net Carrying Value	2004 Net Carrying Value	2003 Net Carrying Value

U.S. Government agency debt obligations	$17,683	$14,926	$9,052
Obligations of states and political subdivisions	14,015	12,797	7,854
Mortgage-backed securites	18,944	7,302	7,419

Total securities	$50,642	$35,025	$24,325

Securities available for sale at fair value increased during 2005, and totaled $50,642 at December 31, 2005 compared to $35,025 at December 31, 2004 and $24,325 at December 31, 2003. The Company maintains a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During both 2005 and 2004, the Company again expanded the size and length of maturity of the portfolio as it continued to develop a more diversified portfolio. The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. A net unrealized loss on this portfolio was recorded at December 31, 2005 in the amount of $(340) compared to a net unrealized gain in the amount of $34 at December 2004, and a net unrealized gain of $42 at December 31, 2003. There were no interest-bearing deposits with other banks at December 31, 2005, 2004, or 2003. The table above presents the total securities portfolio as of December 31, 2005, 2004 and 2003. During 2005, the Company sold $2,999 of available for sale agency securities and recorded a $(34) loss from the sales. During 2004, the Company sold $6,507 of available for sale agency securities and recorded a $154 gain from the sales. During 2003, the Company sold $3,175 of available for sale agency securities and recorded a $191 gain from the sales.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decrease of $1,732 during 2005, were $23,582 and $25,314 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, these short-term assets were approximately 4.1% and 5.5% of earning assets, respectively.

Source of Funds

The Bank’s major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. The Bank also generates certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) developed during 2004 and 2005. The out-of-market deposits are generated through negotiated transaction with brokers. Total deposits were $460,951 at December 31, 2005 and $386,380 at December 31, 2004, an increase of $74,571, or 19.3%.

Noninterest-bearing deposits totaled $66,743 at December 31, 2005, a 15.5% increase from $57,800 at December 31, 2004. At December 31, 2005, noninterest-bearing deposits were approximately 14.5% of total deposits, a decrease from the 2004 level of 15.0%. Noninterest-bearing deposits at December 31, 2005 were comprised of $62,016 in business checking accounts, $645 in public funds and $4,082 in consumer accounts.

Interest-bearing deposits grew during 2005 and were $394,208 at December 31, 2005, a 20.0% increase over $328,580 at December 31, 2004. Interest-bearing deposits at December 31, 2005 were comprised of approximately 19.4% in money market accounts, 11.9% in interest-bearing checking and savings accounts, and 68.7% in certificates of deposit. The December 31, 2005 percentages reflect a modest change in the deposit mix from 2004, when the percentages were 22.5%, 12.4%, and 65.1%, respectively. In 2005, all deposit categories reflected balance increases over 2004 levels with the exception of certificates of deposits less than $100. The most significant increase from 2004 was in of certificates of deposit over $100. CDs under $100 decreased by $4,660 from 2004 year-end levels and CDs $100 and over increased by $61,824. The balance of money market accounts at December 31, 2005 was $76,438 compared to $74,018 at December 31, 2004, an increase of $2,420. While total interest-bearing deposits increased $65,629 from 2004, mainly a result of new accounts established in the business and consumer sectors, the shift in interest-bearing deposits from money markets to CDs was reflective of the low interest rate environment as customers from all segments sought better returns. The total of interest-bearing deposits at December 31, 2005 reflected $189,332 in business accounts, $181,719 in consumer accounts and $23,157 in public fund accounts compared to $158,158, $133,724 and $36,698, respectively, at December 31, 2004. As of December 31, 2005, the Company had $206,444 in certificates of deposit of $100 or more, of which $57,887 mature within three months; $49,549 mature over three months through twelve months; and $ 99,008 mature over twelve months.

Short-term borrowings at December 31, 2005 were $0, a decrease from $200 at December 31, 2004. The balance at December 31, 2004 was entirely comprised of overnight federal funds purchased from one correspondent bank. This borrowing was paid off in full during the first quarter of 2005. In addition to federal funds purchased, the Company also had borrowings in the amount of $34,700 in Federal Home Loan Bank (“FHLB”) callable and bullet advances at December 31, 2005 compared to $45,000 at December 31, 2004. The decrease of $10,300 in FHLB borrowings from the 2004 levels was a result of the Company’s efforts to diversify its funding base and desire to lock in funding costs. The FHLB bullet advances mature in various years from March 2006 to June 2010. There was $2,500 in FHLB callable advances outstanding at December 31, 2005. The callable advance matures in 2011, and contains a quarterly call feature.

The Company had $11,856 and $3,608 aggregate principal amount in junior subordinated debenture outstanding at December 31, 2005 and 2004, respectively. The Company’s has two statutory trust subsidiaries. TCT1 sold a private placement offering of $3,500 in Trust Preferred Securities on November 16, 2001. TCT2 sold a private placement offering of $8,000 in Trust Preferred Securities on December 5, 2005. The proceeds were loaned to the Company in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT1 is November 15, 2031. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at the option of the Company. The Company anticipates redeeming these securities on November 15, 2006. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 4, 2010 and each year thereafter at the option of the Company.

Stockholders’ equity was $47,268 at December 31, 2005 and $44,013 at December 31, 2004. The increase of $3,255 was mainly attributable to 2005 net income of $3,439 and $54 from the net exercise of stock options. The only other item affecting stockholders’ equity was a $(238) change in net unrealized appreciation/(depreciation) on securities available for sale, net of tax. At December 31, 2005, the Company had a balance of $9,479 in retained earnings while at December 31, 2004 the balance was $6,040, an increase of $3,439 from 2004 due to net income generated during 2005. See “Results of Operations.”

Results of Operations

Summary. The Company reported net income of $3,439, or $.84 per diluted share, for the year ended December 31, 2005. This reflects an increase in net income from $2,479 in 2004 and net income of $1,800 posted during 2003. Net income per diluted share reflects a $0.23 increase from the $.61 reported in 2004 and a $.39 increase from the $.45 posted in 2003.

The 2005 results reflected a 38.7% growth in net income compared to 2004. The improvement in net income over 2005 was mainly the result of substantial revenue growth due to loan volume growth along with increases in interest rates. Net interest income in 2005 was $17,563 compared to $14,316 in 2004, an increase of $3,247 due mainly from an increase in loans outstanding and the increase in interest rates. Noninterest income in 2005 was $4,183 compared to $4,274 in 2004, a decrease of $91. The decrease was due primarily an $860 insurance settlement received during the fourth quarter 2004. Taking the insurance settlement into consideration, all noninterest income categories increased during 2005 except for loan broker fees which decreased by $62. Loan broker fees decreased due to a conscious decision by the Company to keep more residential loans in its own portfolio versus brokering them for a third party. Loan production volume was virtually the same as in 2004. Offsetting the improvements in revenue during 2005 was a slight $32 increase from 2004 in the provision for loan losses and a $1,682 increase in noninterest expenses related mainly to infrastructure growth costs for compensation, occupancy and equipment. Loan and professional expenses decreased by $459 during 2005 due primarily to the settlement and payment of administrative expenses relating to the insurance settlement activity during 2004.

The asset growth of the Company is expected to result in an increased level of net interest income, which, coupled with noninterest income, is expected to exceed the growth and level of noninterest expense and provision for loan losses.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company’s primary source of earnings. Interest income and interest expense for the year ended December 31, 2005 were $29,056 and $11,493, respectively, netting $17,563 in net interest income. Interest income and interest expense for the year ended December 31, 2004 were $20,965 and $6,649, respectively, resulting in $14,316 in net interest income. Interest income and interest expense for the year ended December 31, 2003 totaled $17,826 and $6,060, respectively, providing for net interest income of $11,765. The substantial increase of $3,247 in net interest income in 2005 from 2004 and the increase over net interest income from 2003 were primarily attributable to an increase in the loans outstanding in both years, as well as an increase in the prime-lending rate during 2004 and 2005.

The net yield on average earning assets during 2005 was 3.70% compared to 3.31% for 2004 and 3.04% for 2003. The increase in margin during 2005 was attributable to net interest spread expansion caused by the increase in general interest rates and its effects on the Company’s mostly variable rate mix of loans. Management anticipates that margins will continue to slightly improve due to the Company’s current asset-sensitive balance sheet, assuming interest rates increase. The Company is also planning to increase its percentage of fixed rate loans and shorten the term of any out of market deposits and borrowings during 2006 to help offset any potential negative effects of interest rate decreases.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity during 2005, 2004 and 2003.

Average Balance,
Interest and Yield/	2005			2004			2003
Cost Analysis		Interest			Interest			Interest
	Average	Earned	Yield	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$12,139	$399	3.29%	$4,998	$65	1.30%	$5,659	$62	1.10%
Federal funds sold	6,364	192	3.02%	10,418	112	1.08%	13,795	129	0.94%
Securities - taxable	25,127	1,038	4.13%	26,342	1,093	4.15%	10,906	377	3.46%
Securities - tax exempt (1)	12,439	808	6.50%	11,452	742	6.48%	2,967	168	5.66%
Loans held for sale	-	-	0.00%	-			777	42	5.48%
Loans	425,626	26,893	6.32%	386,587	19,205	4.97%	354,817	17,099	4.82%
Total interest-earning assets	481,695	29,330	6.09%	439,797	21,217	4.82%	388,921	17,877	4.60%

Allowance for loan losses	(5,821)			(5,272)			(5,362)
Cash and due from banks	12,994			12,908			10,219
Other assets	15,602			10,127			9,027
Total assets	$504,470			$457,560			$402,805

Liabilities and Stockholders' Equity
Interest-bearing checking	$28,234	$172	0.61%	$23,316	$86	0.37%	$17,550	$78	0.44%
Savings	13,736	63	0.46%	11,448	36	0.31%	10,015	47	0.47%
Money market	73,737	1,304	1.77%	93,504	965	1.03%	109,575	1,253	1.14%
Certificates of deposit	244,066	8,760	3.59%	200,528	4,520	2.25%	156,186	3,806	2.44%
Short-term borrowings	13	-	0.00%	656	9	1.37%	1,257	13	1.03%
FHLB advances	27,427	833	3.04%	26,680	708	2.65%	19,579	536	2.74%
Junior subordinated debt	4,185	360	8.60%	3,608	325	9.01%	3,608	327	9.06%
Total interest-bearing liabilities	391,398	11,492	2.94%	359,740	6,649	1.85%	317,770	6,060	1.91%
Noninterest-bearing checking	65,058			53,987			44,133
Other liabilities	2,288			1,756			1,129
Stockholders' equity	45,726			42,077			39,773
Total liabilities and stockholders' equity	$504,470			$457,560			$402,805

Net interest income		$17,838			$14,568			$11,817
Rate spread			3.15%			2.97%			2.69%
Net interest income as a percent of average earning assets			3.70%			3.31%			3.04%

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

Changes in Net Interest Income Due
To Rate and Volume
	2005 over 2004
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest- earning deposits	$173	$161	$334
Federal funds sold	138	(58)	80
Securities - taxable	(5)	(50)	(55)
Securities - tax exempt	2	64	66
Loans available for sale	-	-	-
Loans	5,606	2,082	7,688
Net change in interest income	5,914	2,199	8,113
Increase (decrease) in interest expense:		-
Interest-bearing checking	65	21	86
Savings	19	8	27
Money market	576	(237)	339
Certificates of deposit	3,103	1,137	4,240
Short-term borrowings	-	(9)	(9)
FHLB advances	105	20	125
Trust preferred securities	(15)	50	35
Net change in interest expense	3,853	990	4,843
Net change in interest income and interest expense	$2,061	$1,209	$3,270

	2004 over 2003
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest- earning deposits	$11	$(8)	$3
Federal funds sold	18	(35)	(17)
Securities - taxable	89	627	716
Securities - tax exempt	7	567	574
Loans available for sale	-	(42)	(42)
Loans	540	1,566	2,106
Net change in interest income	665	2,675	3,340
Increase (decrease) in interest expense:
Interest-bearing checking	(15)	23	8
Savings	(17)	6	(11)
Money market	(115)	(173)	(288)
Certificates of deposit	(302)	1,016	714
Short-term borrowings	3	(7)	(4)
FHLB advances	(17)	189	172
Trust preferred securities	(2)	-	(2)
Net change in interest expense	(465)	1,054	589
Net change in interest income and interest expense	$1,130	$1,621	$2,751

Interest income is primarily generated from the loan portfolio. Average loans comprised 88%, 88% and 91% of average earning assets during 2005, 2004 and 2003, respectively. During 2005, the loan portfolio had an average yield of 6.32%, and earned $26,893, or 92% of total interest income, an increase of $7,688 from 2004. The improvement in net interest income was mainly due to the increase in average loans along with the impact from the increase in the prime-lending rate during 2005. During 2004, the loan portfolio had an average yield of 4.97% and earned $19,205, or 91% of total interest income while the loan portfolio had an average yield of 4.82% and earned $17,099, or 96% of total interest income during 2003.

The total securities portfolio and total short-term investments equaled 8% and 4%, respectively, of average earning assets during 2005. With an average tax-equivalent yield of 4.91%, total securities contributed $1,846, or 6% of total interest income in 2005, while total short-term investments had a combined average yield of 3.19% and earned $591, or 2% of total interest income, in 2005. During 2004, the total securities portfolio and total short-term investments equaled 9% and 3%, respectively, of average earning assets. With an average yield of 4.86%, securities contributed $1,835, or 8% of total interest income in 2004, while total short-term investments had a combined average yield of 1.15% and earned $177, or 1% of total interest income in 2004. During 2003, the total securities portfolio and total short-term investments equaled 4% and 5%, respectively, of average earning assets. With an average yield of 3.93%, securities contributed $545, or 3% of total interest income in 2003, while total short-term investments had a combined average yield of 0.98% and earned 1% of total interest income in 2003.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 19% and 62%, respectively, of average interest-bearing liabilities during 2005; 26% and 56%, respectively of average interest-bearing liabilities during 2004; and 34% and 49%, respectively, of average interest-bearing liabilities during 2003. The percentage change within the money market category reflects the decrease in this type of funding during 2005, 2004, and 2003, with reductions mainly from business and municipal funds as these depositors sought greater yields. CD balances grew during 2005 and 2004 as a percent of earning assets reflective of growth from brokered and national market sources. Total borrowings were 7% of average earning assets during 2005 and 2004, up from the 6% level in 2003.

Money market balances had an average rate of 1.77% and cost $1,304, or 11% of total interest expense, in 2005 compared to an average rate of 1.03% and cost $965, or 15% of total interest expense, in 2004. Certificates of deposit had an average rate of 3.59% and cost $8,760, or 76% of total interest expense, in 2005 compared to an average rate of 2.25% and cost $4,520, or 68% of total interest expense, in 2005. Interest expense on savings and interest-bearing checking totaled 2% of total interest expense during 2005, up slightly from 1% in 2004. The Company paid $1,193 of interest expense on borrowings, or 10% of total interest expense, during 2005 and paid $1,042 of interest expense on borrowings, or 16% of total interest expense, during 2004. The increase in borrowing cost during 2005 compared to 2004 is reflective of the higher levels of FHLB advances and an increase in interest rates.

During 2003, money market accounts had an average rate of 1.14% and cost $1,253 or 21% of total interest expense, while certificates of deposit had an average rate of 2.44% and cost $3,806, or 63% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 9% of average interest-bearing liabilities during 2003 with an average rate of 0.45%, or 2% of total interest expense in 2003. Total borrowings had an average rate of 3.58% during 2003.

Provision for Loan Losses. Driven by net charge-offs loan growth, and the portfolio composition and risk, the provision for loan losses was $2,392 for 2005, $2,360 for 2004 and $2,185 for 2003. This reflects a $32, or 1.4%, increase from 2005 to 2004. The allowance for loan losses as a percentage of total loans outstanding was 1.25%, 1.40% and 1.40% at December 31, 2005, 2004, and 2003, respectively. The decrease in our allowance for loan loss as a percentage of total loans between 2004 and 2005 was a result of the timing of which the Company recorded charge-offs. Historically, the Company has set a specific allowance for the estimated unrealizable value of the loan and recorded the charge-off upon final resolution of the problem loan. In 2005, in an effort to apply current accounting and regulatory standards in a manner that is more consistent with our industry and peers, the Company began recording charge-off’s at the time the expected net realizable value was less than the gross carrying value, rather than carrying these notes at gross with a specific reserve allocated against it. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb probable losses incurred in the loan portfolio. The evaluation is based upon the Company’s and the banking industry’s historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Given the lack of seasoning of the Bank’s portfolio in addition to considering the Company’s loss history, management has established the provision and allowance for loan losses in part based on the loss experience of peer financial institutions with similar heavy concentrations in commercial lending and in part based on general trends in the economy.

The Company had $2,196 of nonperforming loans at December 31, 2005, a decrease of $61 from the $2,257 of nonperforming loans at December 31, 2004. The Company reported $2,355 of net charge-offs, or .55% of average loans during 2005 compared to $2,011 in net charge offs or .52% of average loans during 2004.

Noninterest Income. Total noninterest income was $4,183 for the year ended December 31, 2005 compared to $4,274 and $3,642 for the years ended December 31, 2004 and 2003, respectively. The decrease of $91 in total noninterest income between 2005 and 2004 is reflective of a one-time $860 insurance settlement received during the fourth quarter of 2004. Fees from trust and brokerage services grew 25.6% resulting from an increasing base of accounts and assets under management and was $2,118 for 2005 compared to $1,687 for 2004 and $1,402 in 2003. Mortgage broker fees were $265 during 2005, a decrease of $62 or 19.1% from $327 for 2004. Mortgage broker fees were $813 for 2003. The decrease in 2005 was attributable to a conscious effort by the Company to retain more loans in its own portfolio versus brokering for a third party. Total mortgage loan origination volume of approximately $32 was virtually unchanged between 2005 and 2004. Deposit service charges were $760 in 2005, showing an increase of $140 or 22.5% from 2004. Deposit service charges decreased $16 or 2.6% between 2004 and 2003. Service charge income increased in 2003 due to an overall expanded account base, a higher level of fees generated on business accounts and increased activity from NSF/OD charges. In November 2004, the Bank received a reimbursement from its insurance carrier against losses recorded for the unauthorized mortgage issue detected in 2002. The reimbursement received was for $860, however the Bank incurred expenses and losses against this claim of $241 and $1,055 in 2004 and 2003 respectively. Other fee income increased mainly as a result of income generated from bank-owned life insurance (BOLI). In addition to the above, 2005 noninterest income results included $34 in losses on the sale of securities available for sale compared to gains on the sale of securities and loans totaling $154 during 2004 and $191 in 2003.

Noninterest Expense. Noninterest expense totaled $14,081 for the year ended December 31, 2005 compared to $12,399 and $10,353 for the years ended December 31, 2004 and 2003, respectively, an increase of $1,682 or 13.6% during 2005 over 2004. The increase in expenses is mainly attributable to the infrastructure growth of the Company, including the addition 18 new full-time equivalent employees during 2005. This is evidenced by salary and benefit costs, which increased $1,550, or 22.6%, and occupancy and equipment costs which increased $205, or 12.7%, over their respective 2004 levels. Salary and benefits costs were $8,417 or 59.8% of total noninterest expenses for 2005, while occupancy and equipment costs were $1,826 or 13.0% of total expenses. Loan and professional costs decreased during 2005 from prior year levels by $459 or 35.4%. The decrease was attributable mainly to litigation costs related to the unauthorized mortgage issue insurance settlement that were incurred during 2004. Other, various expense categories increased during 2005, such as marketing, data processing, office supplies and postage, and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $860 for 2005, $827 for 2004 and a $1,172 for 2003, which reflected a $33, or 4.0% increase in 2005 and, $345 or 29.4% decrease in 2004, as compared to the prior year. Other expense for 2003 included losses recorded for the unauthorized mortgage activity in the amount of $365.

During 2004, salaries and benefits costs were $6,867, while occupancy and equipment expenses totaled $1,621. Additional large overhead expenses in 2004, included costs for loan and professional fees and services, which amounted to $1,295, and marketing expenses of $476. Significant noninterest expenses during 2003 were $5,515 for salary and benefit costs, $1,237 for occupancy and equipment costs, and $856 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 64.8% in 2005 compared to 66.7% in 2004 and 67.2% in 2003. The overall level of efficiency ratio continues to be high, but reflects expected infrastructure costs associated with growth as well as certain non-recurring costs discussed above. As anticipated, improvement in the efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized, the Company will earn more on the larger base of earning assets while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2005, 2004 and 2003, the Company recorded $1,835, $1,351 and $1,069 respectively, in income taxes expense. The effective tax rate recorded for 2005 was 34.8% as compared to 35.3% for 2004 and 37.3% for 2003. The effective tax rate decreased from the prior years as the Company grew its tax-exempt security portfolio in 2003, 2004 and 2005 and purchased bank-owned life insurance (BOLI) during 2003 and 2005.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $47,268 and $44,013 at December 31, 2005 and 2004, respectively. Affecting the increase in stockholders’ equity during 2005 was net income of $3,439 and $54 from the net exercise of stock options. Stockholders’ equity increased during 2004 from net income of $2,479 and from $630 in the net exercise of stock options.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2005 and 2004 are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 2005 or 2004. In December 2005, the Company’s board of directors formally approved the payment of dividends commencing in calendar 2006. This was based on an analysis of the Company’s liquidity needs, regulatory and capital requirements, and results of operations. In January 2006, the Company’s board of directors formally approved the payment of a dividend of $0.04/share commencing in the first quarter 2006.

Liquidity and Capital Ratios	December 31
	2005	2004
Loan to deposit ratio	97.71%	103.66%
Loan to funding ratio	88.70%	92.00%
Total risk-based capital	13.23%	12.29%
Tier 1 risk-based capital	12.16%	11.08%
Tier 1 leverage capital	11.08%	9.87%

Liquidity

Liquidity is measured by the Company’s ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet depositor withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

The Company’s liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), FHLB borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2005 and 2004. The Company mainly generated deposits from in-market sources; however, it expanded its funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 the Company further expanded its funding base to include brokered deposits. At December 31, 2005, the balance of non-brokered national market CDs, brokered CDs, and FHLB borrowings were $2,969, $107,104 and $34,700 respectively, as compared to $25,491, $63,286 and $45,000, respectively, at December 31, 2004. At December 31, 2005 and 2004, total deposits were $460,951 and $386,380, respectively, and the loan-to-deposit ratio was 97.7% and 103.7%, respectively. The Company expects to continue to experience loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. The Company will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

The Company has the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and had balances of $0 at December 31, 2005 and $200 at December 31, 2004. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $23,500 and $23,500 at December 31, 2005 and 2004, respectively. This type of funding is viewed by the Company as only a secondary and temporary source of funds.

Contractual Obligations, Commitments and Off-Balance Sheet Risk

In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby and commercial letters of credit. The Bank maintains off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer’s needs vary, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment is generally required based on management’s credit assessment of the borrower.

The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems.

Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain executive officers’ employment with the Company, payments may be required to be made in excess of amounts that have been accrued.

The following tables represent the Company’s contractual obligations and commitments at December 31, 2005.

Contractual Obligations
at December 31, 2005	Payments Due by Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$28,500	$2,500	-	$3,700	$34,700
Junior subordinated debt	-	-	-	11,856	11,856
Operating leases	640	2,072	1,253	1,233	5,198
Certificates of Deposit	138,308	117,952	14,722	22	271,004
Total contractual cash obligations	$167,448	$122,524	$15,975	$16,811	$322,758

Commitments
at December 31, 2005	Amount of Commitment Expirations Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of credit / loan commitments	$29,955	$26,622	$72,817	$210	$129,604
Standby letters of credit	3,492	492	-	-	3,984
Total commercial commitments	$33,447	$27,114	$72,817	$210	$133,588

Related Party Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2005 and 2004, the Bank had $19,916 and $19,723, respectively, in loan commitments to directors and executive officers, of which $14,447 and $14,656 were funded at the respective period-ends. These loans have been made in the Bank’s ordinary course of business with similar terms to the Bank’s similarly situated customers.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. In May 2005, the Company executed a one-year lease for 2,099 square feet of additional space to the current leased premises. In March 2004, an amendment was executed to add 8,336 square feet to the leased premises under the same terms as the original lease. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $604, $484 and $416 during 2005, 2004 and 2003, respectively. The lease is accounted for as an operating lease. Refer to the table above for a summary of future lease payment commitments under this and other leases.

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

The following table depicts the Company’s GAP position as of December 31, 2005:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest- earning deposits	$23,582					$23,582
Securities available for sale	5,712	2,644	20,205	22,081		50,642
FHLBI and FRB stock				3,421		3,421
Fixed rate loans	17,752	33,083	81,401	32,116		164,352
Variable rate loans	286,039					286,039
Allowance for loan losses						(5,645)
Other assets						35,430
Total assets	$333,085	$35,727	$101,606	$57,618		$557,821
Liabilities
Interest-bearing checking	$32,685					$32,685
Savings accounts	14,081					14,081
Money market accounts	76,438					76,438
Time deposits < $100,000	46,873	7,734	9,932	22		64,561
Time deposits $100,000 and over	78,989	49,550	77,904			206,443
Short-term borrowings						-
FHLB advances	20,500	8,000	3,700	2,500		34,700
Junior subordinated debt	-	-	-	11,856		11,856
Noninterest-bearing checking						66,743
Other liabilities						3,046
Total liabilities	269,566	65,284	91,536	14,378		510,553
Stockholders' Equity						47,268
Total sources of funds	$269,566	$65,284	$91,536	$14,378		$557,821
Net asset (liability) GAP	$63,519	$(29,557)	$10,070	$43,240	$
Cumulative GAP	$63,519	$33,962	$44,032	$87,272	$
Percent of cumulative GAP to total assets	11.4%	6.1%	7.9%	15.6%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2005. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Company’s historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

	Principal Amount Maturing in:
($ in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/2005
Rate sensitive assets:
Fixed interest rate loans	$56,284	$35,166	$26,712	$17,934	$11,663	$16,593	$164,352	$163,149
Average interest rate	6.49%	6.38%	6.34%	6.03%	6.46%	5.89%	6.33%
Variable interest rate loans	139,718	58,393	22,181	17,815	46,182	1,750	286,039	286,039
Average interest rate	7.41%	7.20%	7.34%	7.30%	7.51%	7.07%	7.37%
Fixed interest rate securities	8,356	4,495	2,333	5,641	7,736	22,081	50,642	50,642
Average interest rate	4.56%	5.24%	4.36%	4.58%	4.49%	4.58%	4.61%
Other interest bearing assets	23,582						23,582	23,582
Average interest rate	4.79%						4.79%

Rate sensitive liabilities:
Interest bearing checking	10,064	10,065	7,421	5,007	118	10	32,685	32,685
Average interest rate	0.79%	0.79%	0.77%	0.76%	1.14%		0.78%
Savings accounts	6,252	6,252	1,577				14,081	14,081
Average interest rate	0.67%	0.67%	0.67%				0.67%
Money market accounts	73,878	2,560					76,438	76,438
Average interest rate	2.27%	1.77%					2.26%
Time deposits	138,183	81,803	16,446	19,827	14,723	22	271,004	270,637
Average interest rate	4.12%	4.64%	4.04%	4.05%	4.11%	3.93%	4.27%
Fixed interest rate borrowings	13,000	2,500			1,200	14,356	31,056	30,934
Average interest rate	2.90%	4.17%			4.32%	6.61%	4.77%
Variable interest rate borrowings	15,500	-	-	-	-	-	15,500	15,500
Average interest rate	4.57%						4.57%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$14,326,710	$11,911,033
Short-term investments and interest-earning deposits	16,393,439	8,109,456
Federal funds sold	7,188,188	17,204,536
Total cash and cash equivalents	37,908,337	37,225,025

Securities available for sale, at fair value	50,642,276	35,024,966
FHLB and FRB stock	3,421,300	3,232,500

Loans	450,390,935	400,510,491
Allowance for loan losses	(5,645,301)	(5,607,992)
Net loans	444,745,634	394,902,499

Premises and equipment, net	4,638,436	2,984,596
Accrued interest receivable	2,802,189	1,969,610
Bank owned life insurance	10,462,402	3,205,785
Other assets	3,200,086	2,572,020

Total assets	$557,820,660	$481,117,001

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$66,742,748	$57,800,311
Interest-bearing	394,208,113	328,579,595
Total deposits	460,950,861	386,379,906

Short-term borrowings		200,000
Federal Home Loan Bank (FHLB) advances	34,700,000	45,000,000
Junior subordinated debt	11,856,000	3,608,000
Accrued interest payable	954,075	559,213
Other liabilities	2,091,670	1,356,412
Total liabilities	510,552,606	437,103,531

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,007,936 and 4,003,156 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	38,006,929	37,952,860
Retained earnings	9,478,812	6,040,155
Accumulated other comprehensive income, net of tax of $(122,448) in 2005 and $13,637 in 2004	(217,687)	20,455
Total stockholders' equity	47,268,054	44,013,470

Total liabilities and stockholders' equity	$557,820,660	$481,117,001

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Loans, including fees	$26,893,186	$19,205,012	$17,141,325
Securities - taxable	1,038,112	1,093,255	376,849
Securities - tax exempt	533,455	489,690	116,362
Other interest income	591,032	176,897	191,152
Total interest income	29,055,785	20,964,854	17,825,688
Interest expense:
Deposits	10,298,929	5,607,090	5,184,506
Short-term borrowings	288	9,358	36,495
FHLB advances	833,226	707,568	512,475
Junior subordinated debt	360,290	324,720	327,060
Total interest expense	11,492,733	6,648,736	6,060,536
Net interest income	17,563,052	14,316,118	11,765,152
Provision for loan losses	2,392,000	2,360,000	2,185,000
Net interest income after provision for loan losses	15,171,052	11,956,118	9,580,152
Noninterest income:
Trust and brokerage fees	2,118,275	1,686,633	1,402,012
Service charges	759,553	619,951	635,917
Loan broker fees	264,526	326,835	813,051
Net gain/(loss) on sale of securities	(33,694)	154,338	190,766
Insurance settlement		860,000
Other fees	1,074,863	626,251	600,211
Total noninterest income	4,183,523	4,274,008	3,641,957
Noninterest expense:
Salaries and benefits	8,417,091	6,867,061	5,515,892
Occupancy and equipment	1,825,788	1,620,794	1,237,281
Marketing	609,797	475,872	352,223
Data processing	448,266	379,221	356,092
Loan and professional costs	835,516	1,294,783	856,320
Office supplies and postage	310,714	333,622	274,576
Courier services	330,334	306,836	281,460
Business development	443,932	294,127	307,082
Other expense	859,720	827,059	1,172,067
Total noninterest expense	14,081,158	12,399,375	10,352,993
Income before income taxes	5,273,417	3,830,751	2,869,116
Income taxes expense	1,834,760	1,351,440	1,069,050
Net income	$3,438,657	$2,479,311	$1,800,066
Basic earnings per common share	$0.86	$0.63	$0.46
Diluted earnings per common share	$0.84	$0.61	$0.45
Average common shares outstanding	4,006,170	3,959,837	3,933,339
Average common shares and dilutive potential common shares outstanding	4,083,004	4,054,040	4,007,036

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, Janaury 1, 2003	$37,190,692	$1,760,778	$223,393	$39,174,863
Comprehensive Income
Net income for 2003		1,800,066		1,800,066
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax $(132,187)			(198,282)	(198,282)
Total Comprehensive Income				1,601,784
Issuance of 5,952 shares of common stock for stock options exercised, and related tax benefit	132,002			132,002
Balance, December 31, 2003	37,322,694	3,560,844	25,111	40,908,649
Comprehensive Income
Net income for 2004		2,479,311		2,479,311
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(3,104)			(4,656)	(4,656)
Total Comprehensive Income				2,474,655
Issuance of 60,637 shares of common stock for stock options exercised, and related tax benefit	630,166			630,166
Balance, December 31, 2004	37,952,860	6,040,155	20,455	44,013,470
Comprehensive Income
Net income for 2005		3,438,657		3,438,657
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($136,086)			(238,142)	(238,142)
Total Comprehensive Income				3,200,515
Issuance of 4,780 shares of common stock for stock options exercised, and related tax benefit	54,069			54,069
Balance, December 31, 2005	$38,006,929	$9,478,812	$(217,687)	$47,268,054

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,438,657	$2,479,311	$1,800,066
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	674,348	678,163	602,589
Provision for loan losses	2,392,000	2,360,000	2,185,000
Earnings on life insurance	(256,617)	(78,401)	(127,384)
Net gain on sale of securities		(154,338)	(190,766)
Net loss on sale of premises and equipment			2,778
FHLB stock dividend	(38,800)	(59,300)	(41,500)
Change in accrued interest receivable	(832,579)	(680,240)	(196,564)
Change in other assets	(491,981)	471,785	(1,076,729)
Change in accrued interest payable	394,862	280,249	6,661
Change in other liabilities	735,258	619,803	(375,154)
Origination of loans held for sale			(15,956,100)
Proceeds from sales of loans held for sale			21,725,800
Net cash from operating activities	6,015,148	5,917,032	8,358,697
Cash flows from investing activities:
Net change in loans	(56,137,930)	(36,945,617)	(72,891,522)
Net change in interest-earning deposits
Purchase of securities available for sale (AFS)	(25,331,598)	(27,336,537)	(21,755,180)
Purchase of FHLB and FRB stock	(150,000)	(840,700)	(233,500)
Purchase of life insurance	(7,000,000)		(3,000,000)
Proceeds from maturities of securities AFS	6,322,092	10,211,986	5,193,600
Proceeds from sale of securities AFS	2,998,674	6,507,180	3,174,780
Proceeds from sale of participation loans	3,902,795	11,262,423	15,721,491
Purchase of premises, equipment, and leasehold expenditures	(2,308,893)	(666,261)	(819,613)
Net cash from investing activities	(77,704,860)	(37,807,526)	(74,609,944)
Cash flows from financing activities:
Net change in deposits	74,570,955	23,503,138	52,292,781
Net change in short-term borrowings	(200,000)	(860,000)
Gross proceeds from issuance of common stock from exercise of stock options and related tax benefits	54,069	630,166	132,002
Issuance of junior subordinated debt	8,248,000
Proceeds from FHLB advances	23,400,000	36,000,000	16,500,000
Repayment of FHLB advances	(33,700,000)	(18,000,000)	(11,000,000)
Net cash from financing activities	72,373,024	41,273,304	57,924,783
Net change in cash and cash equivalents	683,312	9,382,810	(8,326,464)
Cash and cash equivalents, beginning of period	$37,225,025	27,842,215	36,168,679
Cash and cash equivalents, end of period	$37,908,337	$37,225,025	$27,842,215
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,097,871	$6,368,487	$6,053,875
Income taxes	2,068,349	94,262	1,896,076

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation (the "Company") was incorporated on July 8, 1998. The Company’s wholly owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), opened on February 19, 1999 after receiving federal and state bank regulatory approvals to commence its banking operations. The Company’s wholly-owned, statutory trust subsidiaries, Tower Capital Trust 1 (“TCT1”) and Tower Capital Trust 2 (“TCT2”), were formed on November 1, 2001 and December 5, 2005 respectively, for the single purpose of issuing trust preferred securities.

While the Company’s management monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s financial services operations are considered by management to be aggregated in one reportable segment. The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2005, commercial and commercial real estate loans totaled approximately 78.7% of total loans, residential real estate loans totaled approximately 11.2% and home equity and consumer loans totaled approximately 10.1%. Categories by industry of commercial loans at December 31, 2004 exceeding 30% of year-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $217.2 million, or 48.2% of total loans; wholesale and retail trade - $40.4 million, or 9.0% of total loans; building, development and general contracting - $73.7 million, or 16.4% of total loans; health care and social assistance - $19.7 million, or 4.4% of total loans; and manufacturing - $18.8 million, or 4.2% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Securities: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) and stockholders’ equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary. Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Loan Losses: The Company’s allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

The Company has an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. First, management allocates specific portions of the allowance for loan losses to identified problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, as well as peer industry data of comparable banks.

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. In June 2005, the Bank purchased $7 million of bank owned life insurance on various officers. Bank owned life insurance totaled $10.5 million and $3.2 million, at December 31, 2005 and 2004.

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

	2005	2004	2003

Net income as reported	$3,438,657	$2,479,311	$1,800,066
Deduct: Stock-based compensation expense determined under fair value-based method	(141,382)	(131,737)	(146,607)
Pro forma net income	$3,297,275	$2,347,574	$1,653,459

Basic earnings per share as reported	$0.86	$0.63	$0.46
Pro forma basic earnings per share	0.82	0.59	0.42

Diluted earnings per share as reported	0.84	0.61	0.45
Pro forma diluted earnings per share	0.81	0.58	0.41

The pro forma effects are computed using option pricing models, which incorporate the following weighted average assumptions as of grant date.

	2005	2004	2003

Risk-free interest rate	4.12%	4.08%	3.20%
Expected option life	7 years	8 years	6 years
Expected stock price volatility	25.88%	36.70%	25.74%
Dividend yield	None	None	None

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

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. There were no derivatives or hedge activity during the years 2005 or 2004.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. In January 2006, the Company’s board of directors formally approved the payment of a dividend of $0.04/share commencing in the first quarter 2006. It is expected that this level of dividend be maintained on a quarterly basis and reviewed on an annual basis.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustments and tax, which is also recognized as a separate component of stockholders’ equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $253,000 and $4,757,000 was required to meet regulatory reserve and clearing requirements at December 31, 2005 and 2004, respectively. These balances do not earn interest.

Adoption of New Accounting Standards: During 2005, the Company did not adopt any new standards.

Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123R, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning June 15, 2005.

Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $110,000 during 2006, $75,700 in 2007, $60,500 in 2008, and $28,000 in 2009. There will be no significant effect on financial position.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Securities Available for Sale

The fair value of securities available for sale at December 31, 2005 and 2004 were as follows:

	2005
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government agency debt obligations	$17,683,032	$-	$(237,148)
Obligations of states and political subdivisions	14,014,750	163,616	(37,209)
Mortgage-backed securities	18,944,494	248	(229,642)
Total	$50,642,276	$163,864	$(503,999)

	2004
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government agency debt obligations	$14,926,445	$17,388	$(65,205)
Obligations of states and political subdivisions	12,796,879	153,005	(68,458)
Mortgage-backed securities	7,301,642	10,860	(13,498)
Total	$35,024,966	$181,253	$(147,161)

The fair values of debt securities available for sale at December 31, 2005, by contractual maturity are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2005	12/31/2005	12/31/2004	12/31/2004
	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value

Agencies:
Due in one year or less			2.44%	$992,050
Due after one to five years	4.61%	15,229,373	3.36%	5,958,900
Due after five years	4.89%	2,453,659	4.63%	7,975,495
Total Agencies	4.68%	$17,683,032	4.26%	$14,926,445

Mortgage-backed securities:
Mortgage-backed securities	4.70%	$18,944,494	4.13%	$7,301,642

Obligations of state and political subdivisions:
Due in one year or less	5.36%	$428,922	5.83%	$618,496
Due after one to five years	5.13%	797,250	5.31%	791,748
Due after five years	6.35%	12,788,578	6.46%	11,386,635
Total Obligations of state and political subdivisions	6.27%	$14,014,750	6.36%	$12,796,879

Proceeds from the sale of securities available for sale during 2005 totaled $2,998,674. Gross gains and losses realized were $0 and $(33,694), with an approximate tax benefit of $0 and $(12,150). Proceeds from the sale of securities available for sale during 2004 totaled $6,507,180. Gross gains and losses realized were $154,338 and $0, with an approximate tax provision of $55,550 and $0. Proceeds from the sale of securities available for sale during 2003 totaled $3,174,780. Gross gains and losses realized were $190,766 and $0, with an approximate tax provision of $68,700 and $0.

Securities with a carrying value of $14,572,425 and $16,823,718 were pledged to secure borrowings from the FHLB at December 31, 2005 and 2004, respectively. At December 31, 2005, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2005 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$11,324,064	$(173,484)	$2,929,363	$(63,664)	$14,253,427	$(237,148)
Obligations of states and political subdivisions	843,770	(9,194)	$1,776,728	$(28,015)	2,620,498	(37,209)
Mortgage-backed securities	10,163,835	(150,613)	$2,928,410	$(79,029)	13,092,245	(229,642)
Total temporarily impaired	$22,331,669	$(333,291)	$7,634,501	$(170,708)	$29,966,170	$(503,999)

Securities with unrealized losses at year end 2004 not recognized in income as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$11,917,002	$(65,205)	$	$	$11,917,092	$(65,205)
Obligations of states and political subdivisions	4,282,565	(68,458)			4,282,565	(68,458)
Mortgage-backed securities	5,002,392	(13,498)			5,002,392	(13,498)
Total temporarily impaired	$21,202,049	$(147,161)	$	$	$21,202,049	$(147,161)

Unrealized losses on U. S. government agencies, mortgage-backed securities, state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The fair value is expected to recover as the bonds approach their maturity and/or as market rates decline.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Note 3 - Loans and Allowance for Loan Losses

Loans at December 31, 2005 and 2004 were as follows:

	2005		2004
	Balance	%	Balance	%

Commercial	$208,867,595	46.4%	$189,716,723	47.4%
Commercial real estate	145,558,639	32.3%	124,721,982	31.2%
Residential real estate	50,293,491	11.2%	45,080,544	11.3%
Home equity	30,251,837	6.7%	28,430,284	7.1%
Consumer	15,390,374	3.4%	12,239,365	3.1%
Total loans	450,361,936	100.0%	400,188,898	100.0%
Net deferred loan costs	28,999		321,593
Allowance for loan losses	(5,645,301)		(5,607,992)

Net loans	$444,745,634		$394,902,499

Activity in the allowance for loan losses during 2005, 2004, 2003, 2002 and 2001 was as follows:

	2005	2004	2003	2002	2001

Beginning balance, January 1	$5,607,992	$5,259,273	$4,745,672	$3,480,205	$2,364,509
Provision charged to operating expense	2,392,000	2,360,000	2,185,000	1,765,000	1,120,000
Charge-offs:
Commercial	(2,340,277)	(926,781)	(940,306)	(479,375)	(4,304)
Commercial real estate		(1,007,783)	(54,442)	(579)
Residential real estate	(16,590)		(489,326)
Home equity	(64,281)	(114,903)	(97,600)	(22,284)
Consumer	(61,992)	(7,394)	(123,379)	(1,834)
Total Charge-offs	(2,483,140)	(2,056,861)	(1,705,053)	(504,072)	(4,304)
Recoveries:
Commercial	119,016	29,374	2,417
Commercial real estate			579	472
Residential real estate			11,000
Home equity	8,733	16,206	866	4,067
Consumer	700		18,792
Total Recoveries	128,449	45,580	33,654	4,539
Total Net Charge-offs	(2,354,691)	(2,011,281)	(1,671,399)	(499,533)	(4,304)

Ending balance, December 31	$5,645,301	$5,607,992	$5,259,273	$4,745,672	$3,480,205

Note 3 - Loans and Allowance for Loan Losses (continued)

Impaired loans were as follows:

	at December 31,
	2005	2004	2003

Year-end loans with no allocated allowance for loan losses	2,022,230	59,554	$154,499
Year-end loans with allocated allowance for loan losses	3,556,432	5,035,835	2,001,005
Total impaired loans	$5,578,662	$5,095,389	$2,155,504

Amount of the allowance for loan losses allocated	$833,000	$1,808,000	$807,000
Average of impaired loans during the year	$5,489,432	$5,567,582	$1,732,787

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant to this presentation.

Nonperforming assets were as follows:

	at December 31,
	2005	2004	2003	2002	2001

Loans past due over 90 days still accruing	$863,862	$676,866	$290,375	$87,304	$347,233
Nonaccrual loans	1,332,472	1,580,003	1,614,447	632,137	468,863
Total nonperforming loans	2,196,334	2,256,869	1,904,822	719,441	816,096
Other real estate owned	244,050	430,000	80,000
Total nonperforming assets	$2,440,384	$2,686,869	$1,984,822	$719,441	$816,096

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were two troubled debt restructurings at December 31, 2005, 2004, and 2003 for $365,992, $509,861, and $541,057 respectively, included in impaired loans. There were two other real estate owned properties at December 31, 2005 and 2004 for $244,050 and $430,000 respectively. There was one other real estate owned property at December 31, 2003 for $80,000.

Note 4 - Premises and Equipment, net

Premises and equipment at December 31, 2005 and 2004 were as follows:

	2005	2004

Land	$1,365,179	$350,179
Buildings	1,050,269	200,442
Leasehold improvements	983,415	970,893
Furniture and equipment	3,968,036	3,538,318
Subtotal	7,366,899	5,059,832
Accumulated depreciation	(2,728,463)	(2,075,236)

Premises and equipment, net	$4,638,436	$2,984,596

Depreciation expense for 2005, 2004, and 2003 was $655,053, $614,245, and $512,635 respectively.

Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5 - Deposits

 Deposits at December 31, 2005 and 2004 are summarized as follows:

	2005		2004
	Balance	%	Balance	%

Noninterest-bearing demand	$66,742,748	14.5%	$57,800,311	15.0%
Interest-bearing checking	32,684,869	7.1%	27,786,693	7.2%
Money market	76,437,818	16.6%	74,017,465	19.2%
Savings	14,081,131	3.1%	12,935,798	3.3%
Time, under $100,000	64,560,749	14.0%	69,220,287	17.9%
Time, $100,000 and over	206,443,546	44.7%	144,619,352	37.4%

Total deposits	$460,950,861	100.0%	$386,379,906	100.0%

The following table shows the maturity distribution for certificates of deposit at December 31, 2005

	under $100,000	$100,000 and over	Total

2006	$30,871,066	$107,436,498	$138,307,564
2007	31,348,179	50,332,686	81,680,865
2008	1,696,086	14,750,220	16,446,306
2009	549,365	19,275,424	19,824,789
2010	73,923	14,648,718	14,722,641
Thereafter	22,130	-	22,130

Total	$64,560,749	$206,443,546	$271,004,295

Deposits accepted from brokers totaled $107.1 million and $63.3 million at December 31, 2005 and 2004, respectively.

Note 6 - Short-Term Borrowings

Information relating to short-term borrowings, comprised of federal funds purchased at December 31, 2005 and 2004 is summarized below:

	2005	2004

Outstanding balance at year-end	$-	$200,000
Interest rate at year-end	0.00%	2.19%
Average balance during the year	$12,903	$656,183
Average interest rate during the year	2.24%	1.37%
Maximum month-end balance during the year	$-	$1,085,000

At December 31, 2005 and 2004, the Bank had $23,500,000 and $23,500,000, respectively, in lines of credit available from correspondent banks to purchase federal funds.

Note 7 - Federal Home Loan Bank Advances

At December 31, 2005 and 2004, advances from the Federal Home Loan Bank ("FHLB") were:

	2005	2004

4.09% callable advance, quarterly call option beginning March 22, 2002, principal due at maturity March 22, 2011	$2,500,000	$2,500,000
2.99% callable advance, quarterly call option beginning March 12, 2002, principal due at maturity September 12, 2011		4,000,000
4.52% variable rate advance, principal due at maturity June 27, 2006	3,000,000
4.52% variable rate advance, principal due at maturity June 28, 2006	12,500,000
1.95% variable rate advance, principal due at maturity June 27, 2005		15,000,000
1.95% variable rate advance, principal due at maturity June 29, 2005		5,000,000
2.60% bullet advance, principal due at maturity June 20, 2005		1,000,000
2.00% bullet advance, principal due at maturity March 10, 2006	5,000,000	5,000,000
3.29% bullet advance, principal due at maturity June 19, 2006	5,000,000	5,000,000
4.00% bullet advance, principal due at maturity October, 27 2006	3,000,000
4.17% bullet advance, principal due at maturity June 20, 2007	2,500,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000
2.07% bullet advance, principal due at maturity June 29, 2005		3,000,000
2.37% bullet advance, principal due at maturity December 29, 2005		3,000,000
4.03% bullet advance, principal due at maturity June 20, 2005		1,500,000

Total Federal Home Loan Bank advances	$34,700,000	$45,000,000

Of the total FHLB borrowings at December 31, 2005 one advance totaling $2,500,000 had callable options on a quarterly basis. At Decemer 31, 2004 there were two advances totaling $6,500,000 that had callable options on a quarterly basis. The call options for these advances, which initiated during March of 2002, can be executed on a quarterly basis with at least four days notice. One advance was called during 2005. The FHLB may call the other advance if interest rates remain at the current level.

At December 31, 2005 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2006	$28,500,000
2007	2,500,000
2010	1,200,000
Thereafter	2,500,000
$34,700,000

At December 31, 2005, in addition to FHLB stock, the Company pledged securities with the FHLB totaling $8.4 million. In addition, as of December 31, 2005, the Company pledged loans totaling approximately $71.6 million under a blanket collateral agreement to secure advances outstanding. Also, the Company had unpledged interest-bearing deposits with the FHLB at December 31, 2005 totaling $16.4 million.

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

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate will float based on the three-month Libor plus 1.34%. The proceeds of the sale and the initial equity investment were loaned to the Company in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures of the Company and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. Subject to the Company having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 5, 2010 and each year thereafter at the option of the Company. The Company has the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods

Note 9 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

		2005	2004	2003

Federal	- current	$1,831,106	$997,516	$596,296
	- deferred	(364,046)	28,744	231,874
State	- current	421,098	352,005	177,355
	- deferred	(53,398)	(26,825)	63,525

Total income taxes expense		$1,834,760	$1,351,440	$1,069,050

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2005	2004	2003

Statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal income tax effect	4.6%	5.6%	5.5%
Tax exempt interest	(3.4)%	(4.4)%	(1.4)%
Earnings on life insurance	(1.7)%	(0.7)%	(1.5)%
Other	1.3%	0.7%	0.7%

Effective tax rate	34.8%	35.2%	37.3%

The net deferred tax asset included the following amounts of deferred tax assets and liablities at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Provision for loan losses	$2,224,159	$1,790,680
Start-up / pre-opening expenses
Deferred compensation	118,057	71,101
Accrued Directors Fees	186,570	99,164
Other

Total deferred tax assets	2,528,786	1,960,945

Deferred tax liabilities:
Depreciation	(210,357)	(279,809)
Prepaid expenses	(69,847)	(69,899)
Bad debt recapture	(330,951)	-
Net deferred loan costs	(11,425)	(123,775)
Net unrealized appreciation on securities available for sale	122,448	(13,637)
Other	(60,714)	(59,311)
Total deferred tax liabilities	(560,846)	(546,431)
Net deferred tax asset before asset valuation	1,967,940	1,414,514
Valuation allowance for deferred tax assets

Net deferred tax asset	$1,967,940	$1,414,514

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

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Beginning balance, January 1	325,416	$10.75	400,353	$10.68	374,438	$10.35
Granted	33,160	15.42	18,150	13.59	44,250	13.37
Exercised	(4,780)	10.42	(60,637)	10.15	(11,335)	10.27
Forfeited	(1,500)	10.60	(32,450)	12.38	(7,000)	11.03

Ending balance, December 31	352,296	11.21	325,416	10.75	400,353	10.68

Options exercisable at year-end	282,774	10.43	261,134	10.22	306,901	10.06

Weighted average fair value of options granted during year	$5.87		$6.48		$4.32

Options outstanding at December 31, 2005 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	# of Options	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	# of Options	Weighted Average Exercise Price
$7.00 - $7.99	500	$7.63	4.97	500	$7.63
$8.00 - $8.99	3,250	8.32	4.88	3,250	8.32
$9.00 - $9.99	24,880	9.09	4.17	24,880	9.09
$10.00 - $10.99	213,856	10.05	3.29	213,856	10.05
$12.00 - $12.99	5,900	12.87	8.54	1,413	12.90
$13.00 - $13.99	63,250	13.48	6.89	37,000	13.48
$14.00 - $14.99	21,250	14.27	8.96	1,875	14.00
$16.00 - $16.99	19,410	16.13	9.84	-	-

Totals	352,296			282,774

Note 11 - Related Party Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2005 and 2004, the Bank had $19,916,288 and $19,722,902, respectively in loan commitments to directors and executive officers, of which $14,447,317 and $16,498,477 were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2005	2004

Beginning balance, January 1	$16,498,477	$17,617,429
New loans	9,411,603	9,588,557
Repayments	(10,862,023)	(6,428,774)
Other Changes	(600,740)	(4,278,735)

Ending balance, December 31	$14,447,317	$16,498,477

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

During 2005, 2004 and 2003, the Company and the Bank engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. During 2001, the original lease term was extended to 15 years with provisions for one renewal term of 10 years at then prevailing market rates. In May 2006, the Bank executed a one-year lease for 2,099 square feet of additional space in the leased premises. In March 2004, an amendment was executed to add 8,336 square feet to the leased premises under the same terms as the original lease. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $603,605, $483,901 and $415,824 during 2005, 2004 and 2003, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management’s credit assessment of the borrower.

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2005 and 2004, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2005 and 2004 was as follows:

	2005	2004

Commitments to extend credit - Variable Rate	$116,118,277	$99,467,157
Commitments to extend credit - Fixed Rate	13,486,166	4,686,934
Standby letters of credit	3,983,877	2,858,636

Total	$133,588,320	$107,012,727

Management does not anticipate any significant losses as a result of these commitments.

Lease and Other Contracted Commitments: The Company and the Bank occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2005 are as follows:

Year	Lease Commitments

2006	$640,054
2007	687,273
2008	690,711
2009	694,236
2010	636,827
2011 & Thereafter	1,849,252

Total	$5,198,353

The lease expense paid for operating leases for the facilities leased were $698,994, $615,227 and $489,976 for 2005, 2004 and 2003, respectively.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment with the Company, payments may be required to be made in excess of amounts that have been accrued.

Note 13 - Benefit Plans

Bonus Plan: The Company maintains a bonus plan covering substantially all officers. Payments to be made under the bonus plan are determined by a formula approved by the Board of Directors and are based on the results of the operations of the Company and on individual performance. As of December 31, 2005 and 2004, management had accrued a liability for this plan of approximately $695,000 and $191,000, respectively, which is included in other liabilities in the consolidated balance sheets. The total bonus calculated for 2004 was $520,000, of which $329,000 was paid out in December 2004.

401(k) Plan: The Company established a 401(k) plan effective March 1, 1999 covering substantially all of its employees. The plan allows employees to contribute up to 15% of their compensation. The Company may match a portion of the employees’ contributions and provides investment choices for the employees, including investment in common stock of the Company. Matching contributions are vested equally over a six-year period. Company matching contributions to the 401(k) plan are determined annually by management and approved by the Board of Directors. The Board of Directors approved annually an employer contribution for the 2005, 2004 and 2003 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2006. The total contribution made by the Company during 2005, 2004 and 2003 was approximately $130,000, $107,000 and $102,000, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2005, 2004 and 2003 was approximately $22,000, $10,000 and $(1,000) respectively, resulting in a deferred compensation liability of approximately $64,000 and $42,000 as of December 31, 2005 and 2004.

Deferred directors' fees plan: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors of the Company for a period of 10 years. Under the plan, the Company pays each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service. Payments are to be made either immediately or over a five-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2005, 2004, and 2003 was approximately $105,000, $82,000, and $66,000 resulting in a deferred compensation liability of approximately $299,000 and $185,000 as of December 31, 2005 and 2004 respectively.

Supplemental employment retirement plan: Effective January 1, 2002, a supplemental employee retirement plan covers one officer. On January 1, 2005, the retirement benefit was increased to cover up to 65% of the officer’s current salary. The Company is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plan was approximately $410,000 and $216,000 at December 31, 2005 and 2004 respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $194,000 in 2005, $77,000 in 2004, and $72,000 in 2003. The large increase in 2005 is attributable to the increase in the retirement benefit during 2005, which cause a larger projected present value required at retirement date. Future years expenses are expected to be consistent with the 2005 amount.

Note 14 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004. Items which are not financial instruments are not shown.

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$37,908,337	$37,908,337	$37,225,025	$37,225,025
Securities available for sale	50,642,276	50,642,276	35,024,966	35,024,966
FHLBI and FRB stock	3,421,300	3,421,300	3,232,500	3,232,500
Loans, net	444,745,634	443,542,743	394,902,499	395,416,000
Accrued interest receivable	2,802,189	2,802,189	1,969,610	1,969,610
Financial liabilities:
Deposits	(460,950,861)	(460,583,461)	(386,379,906)	(386,209,000)
Short-term borrowings			(200,000)	(200,000)
FHLB advances	(34,700,000)	(34,578,000)	(45,000,000)	(46,132,000)
Junior subordinated debt	(11,856,000)	(11,856,000)	(3,608,000)	(3,620,000)
Accrued interest payable	(954,075)	(954,075)	(559,213)	(559,213)

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

Management believes, as of December 31, 2005 and 2004, that the Company and the Bank had met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2005 and 2004:

2005	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2005
Company	13.23%	12.16%	11.08%
Bank	11.34%	10.18%	9.28%
At December 31, 2005:
Required capital for minimum capital adequacy
Company	$38,953,015	$19,476,508	$21,366,872
Bank	39,007,833	19,503,916	22,323,616
Required capital to be well capitalized
Company	48,691,269	29,214,761	26,708,590
Bank	48,759,791	29,255,875	26,734,232
Actual capital
Company	64,214,325	58,985,741	58,985,741
Bank	55,051,666	49,406,365	49,406,365

2004	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2004
Company	12.29%	11.08%	9.87%
Bank	11.87%	10.62%	9.66%
At December 31, 2004
Required capital for minimum capital adequacy
Company	$34,305,653	$17,152,827	$18,876,099
Bank	34,314,883	17,157,442	18,864,289
Required capital to be well capitalized
Company	42,882,066	25,729,240	24,055,850
Bank	42,893,604	25,736,162	24,061,533
Actual capital
Company	52,684,690	47,493,015	47,493,015
Bank	50,932,538	45,567,796	45,567,796

Note 16 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003. Options for 19,410, 0, and 0 shares of common stock were not included in the computation of diluted earnings per share for the years 2005, 2004 and 2003, respectively, because they were not dilutive.

	2005	2004	2003
Basic
Net income	$3,438,657	$2,479,311	$1,800,066
Weighted average common shares outstanding	4,006,170	3,959,837	3,933,339
Basic earnings per common share	$0.86	$0.63	$0.46

Diluted
Net income	$3,438,657	$2,479,311	$1,800,066
Weighted average common shares outstanding	4,006,170	3,959,837	3,933,339
Add: dilutive effect of assumed stock option exercises	76,834	95,103	73,697
Weighted average common shares and dilutive potential common shares outstanding	4,083,004	4,054,940	4,007,036
Diluted earnings per common share	$0.84	$0.61	$0.45

Note 17 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company (the Company’s) financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, 2003:

	2005	2004
Assets
Cash and cash equivalents	$10,222,221	$2,359,671
Investment in Tower Bank & Trust Company	49,188,678	45,588,250
Investment in the Tower Capital Trust 1	168,717	171,057
Investment in the Tower Capital Trust 2	248,000
Other assets	11,635	7,060

Total assets	$59,839,251	$48,126,038

Liabilities and Stockholders' Equity
Other liabilities	$715,197	$504,568
Junior subordinated debt	11,856,000	3,608,000
Stockholders' equity	47,268,054	44,013,470

Total liabilities and stockholders' equity	$59,839,251	$48,126,038

Condensed Statements of Operations

	2005		2004		2003
Income
Interest income	$		$		$
Dividend income from Tower Capital Trust 1		7,380		7,380		9,720
Total income		7,380		7,380		9,720
Expense
Interest expense		360,290		324,720		327,060
Professional fees		151,274		347,043		154,974
Other expense		157,449		131,502		108,776
Total expense		669,013		803,265		590,810
Loss before income taxes benefit and equity in undistributed net income of subsidiaries		(661,633)		(795,885)		(581,090)
Income taxes benefit		(261,720)		(313,430)		(229,920)
Equity in undistributed net income of Tower Bank & Trust Company		3,838,570		2,961,766		2,151,236
Net income		$3,438,657		$2,479,311		$1,800,066
Comprehensive income		$3,200,515		$2,474,655		$1,601,784

Condensed Statements of Cash Flows
	2005	2004	2003
Cash flows from operating activities
Net income	$3,438,657	$2,479,311	$1,800,066
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(3,838,570)	(2,961,766)	(2,151,236)
Change in other assets	(2,235)	2,052	(4,387)
Change in other liabilities	210,629	(2,712)	129,086
Net cash from operating activities	(191,519)	(483,115)	(226,471)

Cash flows from investing activities
Capital investment into Tower Bank & Trust Company		(5,000,000)
Capital investments into Tower Capital Trust 2	(248,000)
Net cash from investing activities	(248,000)	(5,000,000)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	54,069	630,166	132,002
Net proceeds from junior subordinated debt	8,248,000
Net cash from financing activities	8,302,069	630,166	132,002

Net change in cash and cash equivalents	7,862,550	(4,852,949)	(94,469)

Cash and cash equivalents, beginning of period	2,359,671	7,212,620	7,307,089

Cash and cash equivalents, end of period	$10,222,221	$2,359,671	$7,212,620

Note 18 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	2005	2004	2003
Unrealized holding gains and losses on available-for-sales securities	$(407,921)	$146,578	$(139,703)
Less reclassification adjustments for gains and losses later recognized in income	33,694	(154,338)	(190,776)
Net unrealized gains and losses	(374,227)	(7,760)	(330,479)
Tax expense (benefit)	(136,085)	(3,104)	(132,187)
Other comprehensive income (loss)	$(238,142)	$(4,656)	$(198,292)

Note 19 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings per share
2005	Income	Income	Income	Basic	Diluted
First quarter	$6,224,385	$4,032,613	$726,853	$0.18	$0.18
Second quarter	6,860,369	4,303,944	841,573	0.21	0.21
Third quarter	7,592,624	4,452,966	932,660	0.23	0.23
Fourth quarter	8,378,408	4,773,530	937,578	0.23	0.23
Total	$29,055,786	$17,563,053	$3,438,664

2004
First quarter	$4,749,221	$3,269,444	$480,437	$0.12	$0.12
Second quarter	4,904,640	3,289,886	454,436	0.12	0.11
Third quarter	5,399,599	3,674,982	629,208	0.16	0.16
Fourth quarter	5,911,394	4,081,806	915,229	0.23	0.23
Total	$20,964,854	$14,316,118	$2,479,310

Note: Earnings per share data may not agree to annual amounts due to rounding

2005 earnings per share during the first three quarters were greater than the previous years quarter for the same period. This is primarily due increases in loan outstandings and rising interest rates. Earnings per share for the fourth quarter 2005 was the same as the fourth quarter for 2004. However, during the fourth quarter of 2004, the Company received a one-time insurance settlement that was included in noninterest income. This extraordinary income resulting in a net positive effect to net income for the quarter of $126,000, or $0.03 per share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

South Bend, Indiana February 10, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended Decemer 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors, nominees for directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and the Company’s common stock that may be issued under existing equity compensation plans is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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

TOWER FINANCIAL CORPORATION

	By:	/s/ Donald F. Schenkel
Date: March 10, 2006		Donald F. Schenkel
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald F. Schenkel	Chairman of the Board, President,	March 10, 2006
Donald F. Schenkel	Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Michael D. Cahill	Executive Vice President, Chief	March 10, 2005
Michael D. Cahill	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Director	March 10, 2006
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 10, 2006
Kathryn D. Callen

/s/ Michael S. Gouloff	Director	March 10, 2006
Michael S. Gouloff

/s/ Jerome F. Henry, Jr.	Director	March 10, 2006
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mantravadi, M.D.	Director	March 10, 2006
R.V. Prasad Mantravadi, M.D.

/s/ Debra A. Niezer	Director	March 10, 2006
Debra A. Niezer

/s/ William G. Niezer	Director	March 10, 2006
William G. Niezer

/s/ Joseph D. Ruffolo	Director	March 10, 2006
Joseph D. Ruffolo

/s/ John V. Tippmann, Sr.	Director	March 10, 2006
John V. Tippmann, Sr.

/s/ Irene A. Walters	Director	March 10, 2006
Irene A. Walters

/s/ Donald Willis	Director	March 10, 2006
Donald Willis

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation of the Registrant

3.2	(11)	Amended By-Laws of the Registrant

10.1	(1)	Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.3*	(1)	1998 Stock Option and Incentive Plan

10.4*	(2)	Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer

10.5	(11)	Agreement dated June 1, 2004 between Registrant and Michael D. Cahill

10.6*	(2)	Employment Agreement dated April 25, 2002 between the Registrant and Curtis A. Brown

10.7*	(11)	Summary Sheet of Director and Executive Compensation

10.8	(11)	Code of Business Conduct and Ethics

10.9	(3)	Lease Agreement dated December 6, 1999 between the Registrant and Chestnut Development

10.10	(4)	Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11	(5)	Amendment to the Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.12	(6)	Agreement to purchase unimproved real estate dated August 14, 2001 between the Registrant and J - J Parent Corporation

10.13*	(7)	2001 Stock Option and Incentive Plan

10.14(a)	(12)	Employment Agreement dated November 1, 2005 between the Registrant and Donald F. Schenkel

10.16*	(11)	Form of Award Agreement between Registrant and Employees

10.17*	(11)	Form of Award Agreement between Registrant and Directors

10.18(a)	(13)	Restated Supplemental Executive Retirement Plan, dated January 1, 2005

10.19*	(8)	Deferred Compensation Plan dated January 1, 2002

10.20*	(8)	Deferred Compensation Plan for Non-Employee Directors dated January 1, 2002

10.21*	(9)	401(k) Plan of the Registrant

10.22	(11)	Lease Agreement dated April 7, 2003 between Registrant and MER Group, LLC.

21		Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

*	The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2000, is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2001, is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(9)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(12)	The copy of this exhibit is filed as exhibit 99.1 to the Company’s Form 8-K filed on February 17, 2006.

(13)	The copy of this exhibit is filed as exhibit 99.2 to the Company’s Form 8-K filed on February 17, 2006.