Form 10-Q
period 2006-03-31
TOWER FINANCIAL CORP
filed 2006-05-12
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
Yes ☐  No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 12, 2006:  4,019,310.

Forward-Looking Statements

This report, including the section on “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes "forward-looking statements." All statements regarding our anticipated results or expectations, including our financial position, business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	Our dependence on key management personnel;
•	the risk of losses due to loan defaults by larger commercial loan customers or a significant number of borrowers;
•	Our dependence on a favorable local economy in our primary service area;
•	the effect of government regulation on our ability to grow and compete;
•	the effect of changes in federal economic and monetary policies and local competition on our ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	general changes in economic conditions, including interest rates, interest rate spreads, and real estate values; and
•	restrictions imposed on the our by regulators or regulations of the financial services industry.

We also refer you to a discussion of the many other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, or in other reports we file from time to time with the Securities and Exchange Commission, which are available on the Commission’s website at www.sec.gov.

Index

PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2006 and December 31, 2005

	(unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$16,752,996	$14,326,710
Short-term investments and interest-earning deposits	3,667,190	16,393,439
Federal funds sold	4,260,941	7,188,188
Total cash and cash equivalents	24,681,127	37,908,337
Securities available for sale, at fair value	53,839,882	50,642,276
FHLB and FRB stock	3,421,300	3,421,300
Loans	473,997,965	450,390,935
Allowance for loan losses	(6,062,256)	(5,645,301)
Net loans	467,935,709	444,745,634
Premises and equipment, net	5,313,102	4,638,436
Accrued interest receivable	2,745,348	2,802,189
Bank owned life insurance	10,557,700	10,462,402
Other assets	4,138,245	3,200,086

Total assets	$572,632,413	$557,820,660

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$75,188,378	$66,742,748
Interest-bearing	396,989,718	394,208,113
Total deposits	472,178,096	460,950,861
Short-term borrowings	-	-
Federal Home Loan Bank (FHLB) advances	37,700,000	34,700,000
Junior subordinated debt	11,856,000	11,856,000
Accrued interest payable	1,117,028	954,075
Other liabilities	1,830,503	2,091,670

Total liabilities	524,681,627	510,552,606

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,008,092 shares issued and outstanding at March 31, 2006 and 4,007,936 at December 31, 2005	38,039,443	38,006,929
Retained earnings	10,311,449	9,478,812
Accumulated other comprehensive income(loss), net of tax of $(225,060) at March 31, 2006 and $(122,448) at December 31, 2005	(400,106)	(217,687)
Total stockholders' equity	47,950,786	47,268,054

Total liabilities and stockholders' equity	$572,632,413	$557,820,660

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2006 and 2005

	(unaudited) Three Months ended March 31
	2006	2005
Interest income:
Loans, including fees	$8,145,444	$5,760,581
Securities - taxable	490,564	247,291
Securities - tax exempt	147,392	134,729
Other interest income	145,002	81,784
Total interest income	8,928,402	6,224,385
Interest expense:
Deposits	3,593,755	1,863,603
FHLB advances	352,179	246,989
Junior subordinated debt	209,230	81,180
Total interest expense	4,155,164	2,191,772
Net interest income	4,773,238	4,032,613
Provision for loan losses	575,000	581,000
Net interest income after provision for loan losses	4,198,238	3,451,613
Noninterest income:
Trust and brokerage fees	790,956	500,141
Service charges	178,681	148,152
Loan broker fees	30,620	62,193
Other fees	391,045	196,437
Total noninterest income	1,391,302	906,923
Noninterest expense:
Salaries and benefits	2,502,982	1,924,839
Occupancy and equipment	480,177	435,716
Marketing	172,346	156,533
Data processing	145,968	122,318
Loan and professional costs	220,787	176,407
Office supplies and postage	106,639	70,801
Courier services	92,706	79,232
Business development	104,944	95,252
Other expense	273,337	184,695
Total noninterest expense	4,099,886	3,245,793
Income before income taxes	1,489,654	1,112,743
Income taxes expense	496,700	385,890

Net income	$992,954	$726,853

Basic earnings per common share	$0.25	$0.18
Diluted earnings per common share	$0.24	$0.18
Average common shares outstanding	4,008,000	4,003,156
Average common shares and dilutive potential common shares outstanding	4,098,997	4,070,758

Dividends declared per share	$0.04

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2006 and 2005
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$37,952,860	$6,040,155	$20,455	$44,013,470

Net income for 2005		726,853		726,853
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $163,127			(264,811)	(264,811)
Total Comprehensive Income				462,042

Balance, March 31, 2005	$37,952,860	$6,767,008	$(244,356)	$44,475,512

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$47,268,054

Net income for 2006		992,954		992,954
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $102,611			(182,419)	(182,419)
Total Comprehensive Income				810,535

Cash dividends paid ($0.04 per share)		(160,317)		(160,317)

Issuance of 156 shares of common stock for stock options exercised	2,013			2,013

Stock option compensation expense	30,501			30,501

Balance, March 31, 2006	$38,039,443	$10,311,449	$(400,106)	$47,950,786

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2006 and 2005

	(unaudited) Three Months ended March 31, 2006	(unaudited) Three Months ended March 31, 2005
Cash flows from operating activities:	__________________	__________________
Net income	$992,954	$726,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	192,665	162,711
Provision for loan losses	575,000	581,000
Stock option compensation expense	30,501
Earnings on life insurance	(95,298)	(20,467)
FHLB stock dividend		(15,200)
Change in accrued interest receivable	56,841	49,481
Change in other assets	(835,548)	(660,225)
Change in accrued interest payable	162,953	(8,787)
Change in other liabilities	(261,167)	(54,750)
Net cash from operating activities	818,901	760,616
Cash flows from investing activities:
Net change in loans	(18,314,352)	(14,644,035)
Purchase of loans	(9,207,992)
Purchase of securities available for sale	(4,456,890)
Proceeds from maturities of securities available for sale	974,254	2,622,456
Purchase of FHLB and FRB stock		(150,000)
Proceeds from sale of participation loans	3,757,269	267,295
Purchase of premises, equipment and leasehold expenditures	(867,331)	(79,415)
Net cash from investing activities	(28,115,042)	(11,983,699)
Cash flows from financing activities:
Net change in deposits	11,227,235	13,517,206
Net change in short-term borrowings		(200,000)
Cash dividends paid	(160,317)
Proceeds from issuance of common stock from exercise of stock options and tax benefits	2,013
Proceeds from FHLB advances	23,000,000	3,000,000
Repayment of FHLB advances	(20,000,000)	(10,000,000)
Net cash from financing activities	14,068,931	6,317,206
Net change in cash and cash equivalents	(13,227,210)	(4,905,877)
Cash and cash equivalents, beginning of period	37,908,337	37,225,025
Cash and cash equivalents, end of period	$24,681,127	$32,319,148

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,992,211	$2,200,559
Income taxes		39,462

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 -- Summary of Significant Accounting Policies

a.
Organization: Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. The Company is a holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank”), a newly formed (effective January 1, 2006) trust company, Tower Trust Company, (or the “Trust Company”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 1 and Tower Capital Trust 2. The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation, and Tower Capital Trust 1 and Tower Capital Trust 2 are unconsolidated, wholly owned Delaware statutory business trusts formed in November 2001 and December 2005, respectively, for the exclusive purpose of issuing and selling trust preferred securities.

The Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from five locations in its market area comprised of the metropolitan area of Fort Wayne and Allen County, Indiana. Those services reflect the Bank’s strategy of focusing on small- to medium-sized businesses and individual customers. The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Prior to January 1, 2006, the trust investment and management services were offered by the Bank and are now offered by Tower Trust Company. The Trust Company was formed on January 1, 2006 in order to allow for greater autonomy for this group should it determine to provide services elsewhere in the region.

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has five branch locations within its market area and a loan production office in Angola, Indiana. In December 2005, the Bank purchased ground on the southwest side of Fort Wayne and began construction on a sixth branch. The new branch is scheduled to be open for business in the summer of 2006. During the first quarter of 2006, the Bank applied for and was granted approval to open a full-service branch operation in Angola, Indiana. The Bank is currently reviewing its location options and expects to have the branch open for business sometime during the third quarter of 2006. The loan production office located in Angola will be relocated to the new branch location.

b.
Basis of Presentation: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2006 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and March 31, 2005. The results for the period ended March 31, 2006 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005, 2004, and 2003 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

c.
Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.
Stock Compensation: Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for the periods ending December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included stock-based employee compensation expense of $30,501 in its income statement for the three months ended March 31, 2006.

For comparative purposes, the table below outlines the impact of the stock-based compensation expense for three months ended March 31, 2005 had the Company recorded the expense per SFAS 123(R).

Index

	Three Months Ended March 31
	2006	2005

Net income as reported	$992,954	$726,853
Deduct: Stock-based compensation expense determined under fair value-based method	-	(35,800)
Pro forma net income	$992,954	$691,053

Basic earnings per share as reported	$0.25	$0.18
Pro forma basic earnings per share	N/A	0.17
Diluted earnings per share as reported	0.24	0.18
Pro forma diluted earnings per share	N/A	0.17

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the date of grant:

	Three Months Ended March 31
	2006	2005

Risk-free interest rate	n/a	4.04%
Expected option life	n/a	7 yrs
Expected stock price volatility	n/a	26.52%
Dividend yield	n/a	None

e.	Effect of Newly Issued But Not Yet Effective Accounting Standards: None

f.	Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2006 and 2005. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 20,750 and 5,500 for the three-month periods ended March 31, 2006 and 2005 respectively.

	Three Months Ended March 31
	2006	2005
Basic
Net income	$992,954	$726,853
Weighted average common shares outstanding	4,008,000	4,003,156
Basic earnings per common share	$0.25	$0.18

Diluted
Net income	$992,954	$726,853
Weighted average common shares outstanding	4,008,000	4,003,156
Add: dilutive effect of assumed stock option exercises	90,997	67,602
Weighted average common shares and dilutive potential common shares outstanding	4,098,997	4,070,758
Diluted earnings per common share	$0.24	$0.18

Index

Note 3 - Stock Option Plans

Options to buy stock are granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provide for issuance of up to 435,000 shares of common stock of the Company. Options awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest over a four-year period, and have a ten-year contractual term. The compensation cost that has been charged again income for these plans in accordance with FAS123(R) was $30,501 for the quarter ended March 31, 2006. No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

The fair value of each option award is estimated on the date of grant using the black-scholes valuation model that uses the assumptions notes in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	n/a	26.29% - 26.65%
	_____________	_____________
Weighted-average volatility	n/a	26.52%

Expected dividends	n/a	n/a

Expected term (in years)	n/a	7 years

Risk-free rate	n/a	4.04%

A summary of the option activity under the Plans as of March 31, 2006, and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 1/1/06	352,296	$11.21

Granted	0

Exercised	(156)	$12.90

Forfeited or expired	0

Outstanding at 3/31/06	352,140	$11.21	4.56	$1,986,070

Exercisable at 3/31/06	296,493	$10.58	4.56	$1,859,011

The weighted-average grant-date fair value of options granted during the quarters ended 2006 and 2005 was $0 and $14.60. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $560 and $0.

Index

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Non-vested shares	Shares	Weighted-Average Grant-Date Fair Value
	________________	________________
Nonvested at 1/1/06	69,522	$14.40

Granted	0

Vested	(13,875)	$13.59

Nonvested at 3/31/06	55,647	$14.61

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2006 and December 31, 2005 and results of operations for the three-month periods ended March 31, 2006 and March 31, 2005. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the information regarding our critical accounting policies since December 31, 2005.

Financial Condition

The Company once again experienced quarterly growth, as total assets of the Company were $572.6 million at March 31, 2006 compared to total assets at December 31, 2005 of $557.8 million. The 2.7% increase in assets was primarily due to an increase in loans of $23.6 million, or 5.2% and an increase in long-term investments of $3.2 million, or 6.3%. This growth was supported by $11.2 million of deposit growth and $3.0 million of borrowings. The remainder of the growth was supported through usage of our short-term investments, which decreased by $15.7 million, or 66.4% during the first quarter of 2006 due to a conscious effort by the Company to lower its excess liquidity from December 31, 2005 versus borrowing additional funds.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $24.7 million at March 31, 2006, a $13.2 million, or 34.9%, decrease from $37.9 million at December 31, 2005. Securities available for sale were $53.8 million at the end of the first three months of 2006, an increase of $3.2 million from December 31, 2005. The net decrease in cash and cash equivalents during the first three months of 2006 was reflective of the cash needs of the Bank relative to loan growth, a conscious effort to lower excess liquidity, and normal daily liquidity.

Loans. Total loans were $474 million at March 31, 2006 reflecting a 5.2% increase from total loans of $450.4 million at December 31, 2005. Loan growth in the first three months of 2006 occurred mainly in the residential and commercial real estate portfolios. The growth of the residential real estate portfolio was based on a conscious effort to begin to neutralize the Company’s interest rate risk profile by placing more fixed rate loans. Approximately $9.2 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage. $3.8 million of the purchased loans carried terms of less than 20 years, while the other $5.4 million carried terms in excess of 20 years. The average rate on the purchased loans is approximately 5.6%. The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 76.8% at March 31, 2006 and 78.7% at December 31, 2005.

Index

The following table summarizes the composition of the loan portfolio at the dates indicated:

	March 31, 2006		December 31, 2005
	Balance	%	Balance	%

Commercial	$208,895,137	44.1%	$208,867,595	46.4%
Commercial real estate	155,110,106	32.7%	145,558,639	32.3%
Residential real estate	63,317,058	13.4%	50,293,491	11.2%
Home equity	30,312,123	6.4%	30,251,837	6.7%
Consumer	16,356,751	3.4%	15,390,374	3.4%
Total loans	473,991,175	100.0%	450,361,936	100.0%
Net deferred loan costs	6,790		28,999
Allowance for loan losses	(6,062,256)		(5,645,301)

Net loans	$467,935,709		$444,745,634

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.4 million, or 0.44% of total assets, at December 31, 2005 to $3.5 million, or 0.60% of total assets, at March 31, 2006. The majority of the increase relates to one commercial loan for $477,000 that is fully guaranteed, and the remainder is from several small commercial loans none greater than $200,000. Total impaired loans at March 31, 2006 were $8.3 million and included all nonaccrual loans in addition to two commercial credits of $365,992 designated as a troubled debt restructuring and seven commercial loans designated as impaired but still performing and accruing interest. At March 31, 2006, management believes it has allocated adequate specific allowances for these risks of $2.1 million. Impaired loans at December 31, 2005 were $5.6 million with specific allowances for these risks of $833,000. Impaired loans at March 31, 2006 include several loans which had specific allocations at December 31, 2005, but were not designated as impaired at that date.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2006	December 31, 2005
	_________________	_________________
Loans past due over 90 days and still accruing	$1,379,782	$863,862
Nonaccrual loans	1,547,328	1,332,472
Total nonperforming loans	$2,927,110	$2,196,334
Other real estate owned	509,050	244,050
Total nonperforming assets	$3,436,160	$2,440,384

Nonperforming assets to total assets	0.60%	0.44%

Nonperforming loans to total loans	0.62%	0.49%

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

The allowance for loan losses at March 31, 2006 was $6.1 million, or 1.28% of total loans outstanding, an increase of $417,000 from $5.7 million, or 1.25%, at December 31, 2005. The provision for loan losses during the first three months of 2006 was $575,000 compared to $581,000 in the first three months of 2005.

The table below summarizes the allowance allocations by type as of the indicated dates:

Index

	March 31, 2006	December 31, 2005
	________________	_________________
Specific allocations	$3,829,000	$3,692,000
Loan pool percentage allocations	2,152,000	1,942,000
Unallocated	81,256	11,301

Total allowance for loan losses	$6,062,256	$5,645,301

In general, the addition to the allowance during the first three months of 2006 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations. Net charge-offs for the first three months of 2006 were $158,045 compared to $463,836 for the first three months of 2005. The charge-offs during the first three months ended March 31, 2006 were primarily attributable to several commercial and commercial real estate loans, and offset somewhat by a large recovery of a home equity loan charge-off. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first three months of 2006 by $730,776 and were $2.9 million at March 31, 2006. As a result of the increased level of nonperforming loans at March 31, 2006, specific allowance allocations increased by $137,000 from December 31, 2005. The amount of the allowance allocated for loan pools increased by $210,000 during the first three months as a result of a new pool with a higher allocation, created to reserve for certain concentrations within the Bank’s portfolio.

Management considers the allowance for loan losses at March 31, 2006 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2006	2005

Beginning balance, January 1	$5,645,301	$5,607,992
Provision charged to operating expense	575,000	581,000
Charge-offs	(335,057)	(540,702)
Recoveries	177,012	76,866

Ending balance, March 31	$6,062,256	$5,725,156

Net charge-offs to average loans (annualized)	0.14%	0.46%

Other Assets. The $938,159 increase in other assets was mainly attributable to the addition of $265,000 of OREO properties and a $1.0 million investment in a limited partnership. The limited partnership is focused on investments in financial related companies, primarily bank-holding companies.

Deposits. Total deposits were $472.2 million at March 31, 2006 compared to total deposits at December 31, 2005 of $461.0 million. The growth of $11.2 million, or 2.4%, during the first three months of 2006 was reflected mainly in noninterest bearing demand deposits and time deposits less than $100,000. Growth was approximately $8.4 million in nonintererest bearing demand deposits and $5.4 million in time deposits less than $100,000. Money market accounts increased by $1.4 million during the first three months, while time deposits $100,000 and over reflected a decrease of $1.5 million. Virtually all of the deposit growth during the first quarter came from “in-market” deposits. Brokered CD’s and out of market deposits remained relatively flat growing only $900,000 from $110.1 million at December 31, 2005 to $111.0 million at March 31, 2006. At March 31, 2006, brokered CD’s and out of market deposits comprised 23.4% of total deposits and was 23.9% as of December 31, 2005.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2006		December 31, 2005
	Balance	%	Balance	%

Noninterest-bearing demand	$75,188,378	15.9%	$66,742,748	14.5%
Interest-bearing checking	29,145,377	6.2%	32,684,869	7.1%
Money market	77,729,926	16.5%	76,437,818	16.6%
Savings	14,426,930	3.1%	14,081,131	3.1%
Time, under $100,000	69,989,352	14.8%	64,560,749	14.0%
Time, $100,000 and over	205,698,133	43.5%	206,443,546	44.7%

Total deposits	$472,178,096	100.0%	$460,950,861	100.0%

Index

Borrowings. The Company had borrowings in the amount of $37.7 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2006 and $34.7 million at December 31, 2005. Five of the advances, totaling $22.5 million, are short-term daily variable rate advances and the other five, totaling $15.2 million, are bullet advances and mature in a range from June 2006 through June 2010.

Other Liabilities. Other liabilities decreased $261,167 from year-end 2005. The decrease in other liabilities was primarily related to the payment of the 2005 incentive bonus’s during the first quarter that were accrued at December 31, 2005.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2006 reflected net income of $992,954, or $0.24 per diluted share. This was a $266,101, or 36.6%, increase over 2005’s first quarter net income of $726,853, or $0.18 per diluted share. The operating results for the three-month period ended March 31, 2006 were favorable compared to the same period in 2005 primarily because earning assets grew and interest rates increased, due to our asset sensitive position, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the first quarter of 2006 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 24.8%. For the three-month period ended March 31, 2006, net interest income increased 18.4%, while total noninterest income increased 53.4% from the same period one year ago primarily due to an increase in Trust and Brokerage fees, BOLI income, and Purchased Receivable fees.

Performance Ratios	March 31
	2006	2005

Return on average assets *	0.72%	0.62%
Return on average equity *	8.42%	6.61%
Net interest margin (TEY) *	3.74%	3.63%
Efficiency ratio	66.52%	65.72%

* annualized

Net Interest Income. Interest income for the three-month periods ended March 31, 2006 and 2005 was $8.9 million and $6.2 million, respectively, while interest expense for the first quarter was $4.1 million in 2006 and $2.2 million in 2005, resulting in net interest income of $4.8 million for the first quarter of 2006 and $4.0 million for the first quarter of 2005. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The tax equivalent net interest margin for the first quarter of 2006 was 3.74%, while the tax equivalent net interest margin for the first quarter of 2005 was 3.63%. The increase in net interest margin was mainly due to growth in earning assets over interest bearing liabilities, along with an increase in the interest rate environment, due to our asset sensitive position. The yield on earning assets increased 143 basis points during the period while cost of funds increased 145 basis points slightly decreasing our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

Index

	At and For The Three Month Period Ended
	March 31, 2006			March 31, 2005
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$6,951	$82	4.78%	$7,362	$27	1.49%
Federal funds sold	5,944	63	4.30%	9,089	54	2.41%
Securities - taxable	40,842	491	4.88%	24,329	247	4.12%
Securities - tax exempt (1)	14,044	223	6.44%	12,550	205	6.62%
Loans	458,642	8,145	7.20%	404,794	5,761	5.77%
Total interest-earning assets	526,423	9,004	6.94%	458,124	6,294	5.51%
Allowance for loan losses	(5,915)			(5,691)
Cash and due from banks	14,628			14,784
Other assets	21,343			10,522
Total assets	$556,479			$477,739
Liabilities and Stockholders' Equity
Interest-bearing checking	$28,749	$68	0.96%	$27,533	$31	0.46%
Savings	14,692	25	0.69%	12,841	12	0.38%
Money market	77,215	491	2.58%	73,398	252	1.39%
Certificates of deposit	271,382	3,010	4.50%	218,256	1,569	2.92%
Short-term borrowings	-	-	0.00%	51	-	0.00%
FHLB advances	34,120	352	4.18%	35,247	247	2.84%
Junior subordinated debt	11,856	209	7.15%	3,608	81	9.03%
Total interest-bearing liabilities	438,014	4,155	3.85%	370,934	2,192	2.40%
Noninterest-bearing checking	67,764			60,324
Other liabilities	2,854			1,888
Stockholders' equity	47,846			44,593
Total liabilities and stockholders' equity	$556,478			$477,739
Net interest income		$4,849			$4,102
Rate spread			3.09%			3.11%
Net interest income as a percent of average earning assets			3.74%			3.63%

(1)	Computed on a tax equivalent basis for tax exempt securities using a 35% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $575,000 during the first quarter of 2006 as compared to $581,000 for the first quarter of 2005. The provision recorded for the first quarter of 2006 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at March 31, 2006 totaled $6.1 million and was 1.28% of total loans outstanding on that date. Total net charge-offs for the three-month period ended March 31, 2006 were $158,045 and were $463,836 during the same period a year ago.

Noninterest Income. Noninterest income was $1.4 million during the first quarter of 2006. This was a $484,379, or 53.4%, increase compared to the first quarter of 2005. The majority of the increase relates to Trust services fee income and Other Fee revenue. Trust services fees increased $290,815 from the first quarter of 2005 to $790,956 for the three-month period ended March 31, 2006, and included a $200,000 fee for services provided as executor of one of our clients estates. Taking the fee from service as executor into account, other Trust service fees increased by $90,815, or 18.2%, reflective of an increase of $81.8 million, or 19.4%, in assets under management. Other Fee revenue increased by $194,608, or 99%, due primarily to increased BOLI income and fees received on our Purchased Receivables program. The Company purchased an additional $7.0 million of BOLI in June 2005 and the Purchased Receivables program was put in place in April 2005. Loan broker fees decreased by $31,573 compared to the first quarter of 2005. Loan volume was lower, $7.5 million in the first quarter of 2006 compared to $8.6 million in the first quarter of 2005; and a larger portion of the loans, $5.4 million in the first quarter of 2006 and $3.4 million in the first quarter of 2004, were kept in the Company’s portfolio versus acting as broker for an outside lender. For 2006, the Company has made the decision to keep more loans in its own portfolio in an effort to put more fixed rate long term loans in the loan portfolio, helping to neutralize the Company’s interest rate risk profile.

Index

Noninterest Expense. Noninterest expense was $4.1 million for the first quarter of 2006 while noninterest expense for the three-month period ended March 31, 2005 was $3.2 million. The main components of noninterest expense for the first quarter of 2006 were salaries and benefits of $2.5 million, occupancy and equipment costs of $480,177, and loan and professional costs in the amount of $220,787, and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 30.0% increase in salaries and benefits reflects a 17.8% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $30.501 in stock compensation expense per FAS123(R). Loan and professional expenses increased by $44,379, or 25.1%, however the majority of the increase is timing related for costs associated with the annual report, proxy statement, and annual meeting. Courier service expense increased 17.0% primarily due to the increase in lock-box services, which in turn helped to increase Other Fee income. Other expenses increased $88,642, or 48.0%, primarily from increased processing expenses related to increased account volume and increased training expenses related to new training initiatives and the employee tuition assistance program.

Income Taxes. During the quarters ended March 31, 2006 and 2005, the Company recorded $496,700 and $385,890, respectively, in income taxes expense. The effective tax rate recorded was 33.3% for 2006 as compared to 34.7% for 2005. The decreased effective tax rate in 2006 was mainly from the tax effect of additional tax-exempt investments and BOLI held during 2006 compared to 2005.

Liquidity and Capital Resources

Liquidity. The Company’s general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the first quarter of 2006, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $160.6 million, or 31.5% of the Company’s total funding, at March 31, 2006. Total deposits at March 31, 2006 were $472.2 million and the loan to deposit ratio was 100.4%. Total borrowings at March 31, 2006 were $49.6 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD’s. Additionally, the Company and the Bank intends to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $48.0 million and $47.3 million at March 31, 2006 and December 31, 2005, respectively. Affecting the increase in stockholders’ equity during the first three months of 2006 was $994,954 in net income, reduced by a dividend payment of $160,317, or $0.04 per share, and a $182,419 decrease in the unrealized appreciation of securities available for sale, net of tax. Additionally, the Company issued 156 shares of common stock from stock options exercised for $2,013 and recorded $30,501 of stock option compensation expense per FAS123R.

During the first quarter of 2006, the Company paid its first dividend. The dividend declared and paid was $0.04 per share and amounted to $160,317. The ability of the Company to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however the Company anticipates to continue paying dividends on a quarterly basis for the foreseeable future.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2006			December 31, 2005
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	10.76%	5.00%	4.00%	11.08%	5.00%	4.00%
Tier 1 risk-based	11.88%	6.00%	4.00%	12.16%	6.00%	4.00%
Total risk-based	13.00%	10.00%	8.00%	13.23%	10.00%	8.00%

The Bank
Leverage capital	9.03%	5.00%	4.00%	9.28%	5.00%	4.00%
Tier 1 risk-based	9.99%	6.00%	4.00%	10.18%	6.00%	4.00%
Total risk-based	11.20%	10.00%	8.00%	11.34%	10.00%	8.00%

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet investments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2006, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes outside the ordinary course of business in such contractual obligations during the first quarter of 2006.

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

Index

The following table depicts the Company’s GAP position as of March 31, 2006:

Rate Sensitivity Analysis

($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$7,928					$7,928
Securities available for sale	4,703	2,680	23,786	22,670		53,839
FHLBI and FRB stock				3,421		3,421
Fixed rate loans	23,724	32,413	107,785	26,668		190,590
Variable rate loans	42,296	136,473	102,490	2,149		283,408
Allowance for loan losses						(6,062)
Other assets						37,508
Total assets	$78,651	$171,566	$234,061	$54,908		$570,632
Liabilities
Interest-bearing checking	$2,260	$6,780	$20,105			$29,145
Savings accounts	1,601	4,804	8,021			14,426
Money market accounts	18,671	55,967	3,092			77,730
Time deposits < $100,000	6,888	29,419	33,644	38		69,989
Time deposits $100,000 and over	38,073	68,262	99,364			205,699
Short-term borrowings						-
FHLB advances	8,000	22,500	7,200			37,700
Junior subordinated debt				11,856		11,856
Noninterest-bearing checking						75,188
Other liabilities						2,948
Total liabilities	75,493	187,732	171,426	11,894		524,681
Stockholders' Equity						47,951
Total sources of funds	$75,493	$187,732	$171,426	$11,894		$572,632
Net asset (liability) GAP	$3,158	$(16,166)	$62,635	$43,014	$
Cumulative GAP	$3,158	$(13,008)	$49,627	$92,641	$
Percent of cumulative GAP to total assets	0.6%	-2.3%	8.7%	16.2%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of March 31, 2006. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)	03/31/07	03/30/08	03/30/09	03/31/10	03/31/11	Thereafter	Total	Fair Value 3/31/2006
Rate sensitive assets:
Fixed interest rate loans	$56,137	$37,295	$33,562	$19,564	$17,360	$26,672	$190,590	$176,820
Average interest rate	5.67%	5.63%	6.61%	6.46%	7.62%	5.30%	6.09%
Variable interest rate loans	135,335	97,036	23,593	13,917	11,381	2,143	283,405	283,405
Average interest rate	7.86%	7.92%	7.80%	7.73%	7.60%	7.47%	7.85%
Fixed interest rate securities	7,383	6,316	2,775	6,487	8,209	22,669	53,839	51,803
Average interest rate	4.91%	5.02%	4.53%	4.49%	4.61%	4.66%	4.70%
Other interest bearing assets	7,928						7,928	7,928
Average interest rate	3.35%						3.35%

Rate sensitive liabilities:
Interest bearing checking	9,041	9,041	6,396	4,286	381		29,145	29,145
Average interest rate	0.96%	0.96%	1.02%	1.04%	0.95%		0.99%
Savings accounts	6,406	6,406	1,615				14,427	14,427
Average interest rate	0.75%	0.75%	0.75%				0.75%
Money market accounts	74,638	3,092					77,730	77,730
Average interest rate	2.91%	2.54%					2.90%
Time deposits	142,642	91,761	17,221	23,980	46	37	275,687	273,517
Average interest rate	4.62%	4.74%	4.07%	4.09%	4.23%	4.50%	4.58%
Fixed interest rate borrowings	8,000	6,000			1,200	11,856	27,056	27,056
Average interest rate	3.56%	4.70%			4.32%	7.14%	5.42%
Variable interest rate borrowings	22,500						22,500	22,500
Average interest rate	4.98%						4.98%

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and the participation of management, including our Principal Executive Officer and Principal Financial Officer. Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, and our internal control over financial reporting, are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting or in our procedures during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were we required to take nor did we take any corrective actions with regard to any significant deficiencies or material weaknesses in internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.    RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

TOWER FINANCIAL CORPORATION

Dated: May 12, 2006	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: May 12, 2006	/ s / Michael D. Cahill
Michael D. Cahill
Executive Vice President, Chief Financial Officer, and Secretary