Form 10-Q
period 2006-06-30
TOWER FINANCIAL CORP
filed 2006-08-11
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐    No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of August 9, 2006: 4,019,310.

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

Index

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2006 and December 31, 2005
	(unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$17,128,235	$14,326,710
Short-term investments and interest-earning deposits	570,783	16,393,439
Federal funds sold	7,607,458	7,188,188
Total cash and cash equivalents	25,306,476	37,908,337
Securities available for sale, at fair value	56,376,624	50,642,276
FHLB and FRB stock	3,421,300	3,421,300
Loans	506,077,120	450,390,935
Allowance for loan losses	(6,173,559)	(5,645,301)
Net loans	499,903,561	444,745,634
Premises and equipment, net	5,805,145	4,638,436
Accrued interest receivable	3,096,079	2,802,189
Bank owned life insurance	10,654,906	10,462,402
Other assets	5,217,017	3,200,086

Total assets	$609,781,108	$557,820,660

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$69,668,932	$66,742,748
Interest-bearing	440,565,925	394,208,113
Total deposits	510,234,857	460,950,861
Short-term borrowings	-	-
Federal Home Loan Bank (FHLB) advances	36,200,000	34,700,000
Junior subordinated debt	11,856,000	11,856,000
Accrued interest payable	1,251,100	954,075
Other liabilities	1,920,190	2,091,670

Total liabilities	561,462,147	510,552,606

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,019,310 shares issued and outstanding at June 30, 2006 and 4,007,936 at December 31, 2005	38,210,903	38,006,929
Retained earnings	11,062,884	9,478,812
Accumulated other comprehensive income(loss), net of tax of $(537,090) at June 30, 2006 and $(122,448) at December 31, 2005	(954,826)	(217,687)
Total stockholders' equity	48,318,961	47,268,054

Total liabilities and stockholders' equity	$609,781,108	$557,820,660

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2006 and 2005

	(unaudited)
	Three Months ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Interest income:
Loans, including fees	$9,076,121	$6,372,476	$17,221,565	$12,133,057
Securities - taxable	524,597	231,258	1,015,161	478,548
Securities - tax exempt	169,863	134,632	317,255	269,361
Other interest income	162,912	122,003	307,915	203,787
Total interest income	9,933,493	6,860,369	18,861,896	13,084,753
Interest expense:
Deposits	4,389,514	2,293,840	7,983,268	4,157,443
Short-term borrowings				289
FHLB advances	369,069	181,405	721,249	428,105
Junior subordinated debt	209,230	81,180	418,461	162,360
Total interest expense	4,967,813	2,556,425	9,122,978	4,748,197
Net interest income	4,965,680	4,303,944	9,738,918	8,336,556
Provision for loan losses	475,000	536,000	1,050,000	1,117,000
Net interest income after provision for loan losses	4,490,680	3,767,944	8,688,918	7,219,556
Noninterest income:
Trust and brokerage fees	603,542	538,442	1,394,498	1,038,583
Service charges	141,182	169,285	319,864	317,437
Loan broker fees	4,409	48,602	35,028	110,795
Other fees	346,630	244,513	737,674	440,950
Total noninterest income	1,095,763	1,000,842	2,487,064	1,907,765
Noninterest expense:
Salaries and benefits	2,564,673	2,063,704	5,067,656	3,988,543
Occupancy and equipment	511,668	461,541	991,845	897,257
Marketing	124,290	153,211	296,636	309,743
Data processing	177,644	101,602	323,611	223,920
Loan and professional costs	328,998	217,743	549,784	394,149
Office supplies and postage	122,457	70,843	229,096	141,043
Courier services	86,939	83,464	179,645	162,696
Business development	138,511	101,060	243,455	196,741
Other expense	288,294	206,885	561,483	391,755
Total noninterest expense	4,343,474	3,460,053	8,443,211	6,705,847
Income before income taxes	1,242,969	1,308,733	2,732,771	2,421,474
Income taxes expense	330,990	467,160	827,690	853,050

Net income	$911,979	$841,573	$1,905,081	$1,568,424

Basic earnings per common share	$0.23	$0.21	$0.47	$0.39
Diluted earnings per common share	$0.22	$0.21	$0.46	$0.39
Average common shares outstanding	4,017,254	4,005,824	4,012,652	4,004,497
Average common shares and dilutive potential common shares outstanding	4,119,906	4,070,626	4,128,173	4,069,757

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2006 and 2005
(unaudited)

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive
	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2005	$37,952,860	$6,040,155	$20,455	$44,013,470

Net income for 2005		1,568,424		1,568,424

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $42,294			78,978	78,978

Total Comprehensive Income				1,647,402

Issuance of 4,530 shares of common stock for stock options exercised including tax benefit	51,034			51,034

Balance, June 30, 2005	$38,003,894	$7,608,579	$99,433	$45,711,906

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$47,268,054

Net income for 2006		1,905,081		1,905,081

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $414,641			(737,139)	(737,139)

Total Comprehensive Income				1,167,942

Cash dividends paid ($0.04 per share)		(321,009)		(321,009)

Issuance of 11,374 shares of common stock for stock options exercised, including tax benefit	146,308			146,308

Stock option compensation expense	57,666			57,666

Balance, June 30, 2006	$38,210,903	$11,062,884	$(954,826)	$48,318,961

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2006 and 2005

	(unaudited)	(unaudited)
	Six Months ended	Six Months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$1,905,081	$1,568,424
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	403,893	334,046
Provision for loan losses	1,050,000	1,117,000
Stock option compensation expense	57,666
Earnings on life insurance	(192,504)	(56,452)
FHLB stock dividend		(38,800)
Change in accrued interest receivable	(293,890)	(288,720)
Change in other assets	(1,602,290)	(246,179)
Change in accrued interest payable	297,025	106,102
Change in other liabilities	(171,480)	299,339
Net cash from operating activities	1,453,501	2,794,760
Cash flows from investing activities:
Net change in loans	(55,233,583)	(32,604,363)
Purchase of loans	(9,136,078)
Purchase of securities available for sale	(8,735,350)
Proceeds from maturities of securities available for sale	1,849,222	4,006,638
Purchase of FHLB and FRB stock		(150,000)
Purchase of life insurance		(7,000,000)
Proceeds from sale of participation loans	8,161,735	2,986,813
Purchase of premises, equipment and leasehold expenditures	(1,570,603)	(145,202)
Net cash from investing activities	(64,664,657)	(32,906,114)
Cash flows from financing activities:
Net change in deposits	49,283,996	43,297,792
Net change in short-term borrowings		(200,000)
Cash dividends paid	(321,009)
Proceeds from issuance of common stock from exercise of stock options	114,571	46,768
Tax benefit from exercise of stock options	31,737	4,266
Proceeds from FHLB advances	53,000,000	10,900,000
Repayment of FHLB advances	(51,500,000)	(29,700,000)
Net cash from financing activities	50,609,295	24,348,826
Net change in cash and cash equivalents	(12,601,861)	(5,762,528)
Cash and cash equivalents, beginning of period	37,908,337	37,225,025
Cash and cash equivalents, end of period	$25,306,476	$31,462,497

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,825,953	$4,642,095
Income taxes	1,455,141	920,349

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 -- Summary of Significant Accounting Policies

a.
Organization: Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. The Company is a holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank”), a newly formed (effective January 1, 2006) trust company, Tower Trust Company, (or the “Trust Company”), two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 1 and Tower Capital Trust 2, and a newly formed (effective July 1, 2006) subsidiary of the Bank, Tower Capital Investments, Inc. (“Investment Company”), which in turn formed and wholly owns a real estate investment subsidiary, Tower Funding Corp. (“REIT”). The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation, and Tower Capital Trust 1 and Tower Capital Trust 2 are unconsolidated, wholly owned Delaware statutory business trusts formed in November 2001 and December 2005, respectively, for the exclusive purpose of issuing and selling trust preferred securities.

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

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has six branch locations within its market area and a loan production office in Angola, Indiana. The sixth branch opened for business on June 26, 2006. During the first quarter of 2006, the Bank applied for and was granted approval to open a full-service branch operation in Angola, Indiana. The Bank is currently finalizing improvements to this location and expects to have the branch open for business late August of 2006. The loan production office located in Angola will be relocated to this new branch location.

b.
Basis of Presentation: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2006 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three and six-month periods ended June 30, 2006 and June 30, 2005. The results for the period ended June 30, 2006 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005, 2004, and 2003 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

c.
Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.
Stock Compensation: Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for the periods ending December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included stock-based employee compensation expense of $57,666 in its income statement for the six months ended June 30, 2006.

For comparative purposes, the table below outlines the impact of the stock-based compensation expense for six months ended June 30, 2005 had the Company recorded the expense per SFAS 123(R).

Index

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income as reported	$911,979	$841,573	$1,905,081	$1,568,424
Deduct: Stock-based compensation expense determined under fair value-based method	-	(38,632)	-	(74,432)
Pro forma net income	$911,979	$802,941	$1,905,081	$1,493,992

Basic earnings per share as reported	$0.23	$0.21	$0.47	$0.39
Pro forma basic earnings per share	n/a	0.20	0.47	0.37
Diluted earnings per share as reported	0.22	0.21	0.46	0.39
Pro forma diluted earnings per share	n/a	0.20	0.46	0.37

e.
Effect of Newly Issued But Not Yet Effective Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of the adoption of FIN 48.

f.	Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2006 and 2005. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 22,910 and 6,250 and 33,160 and 5,500 for the three- and six-month periods ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Basic
Net income	$911,979	$841,573	$1,905,081	$1,568,424
Weighted average common shares outstanding	4,017,254	4,005,824	4,012,652	4,004,497
Basic earnings per common share	$0.23	$0.21	$0.47	$0.39

Diluted
Net income	$911,979	$841,573	$1,905,081	$1,568,424
Weighted average common shares outstanding	4,017,254	4,005,824	4,012,652	4,004,497
Add: dilutive effect of assumed stock option exercises	102,652	64,802	115,521	65,260
Weighted average common shares and dilutive potential common shares outstanding	4,119,906	4,070,626	4,128,173	4,069,757
Diluted earnings per common share	$0.22	$0.21	$0.46	$0.39

Note 3 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company. Options for all 435,000 shares were issued under the Plans, of which 340,922 remain outstanding as of June 30, 2006. Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term. The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $57,666 for the six months ended June 30, 2006. No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

The fair value of each option award was estimated on the date of grant using the black-scholes valuation model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company used historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding; the range given below resulted from certain groups of employees exhibiting different behavior. The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	n/a	26.29% - 26.65%

Weighted-average volatility	n/a	26.52%

Expected dividends	n/a	n/a

Expected term (in years)	n/a	7 years

Risk-free rate	n/a	4.04%

A summary of the option activity under the Plans as of June 30, 2006 and changes during the six-month period then ended are presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at 1/1/06	352,296	$11.21

Granted	0

Exercised	(11,374)	$10.07

Forfeited or expired	0

Outstanding at 6/30/06	340,922	$11.25	4.36	$2,608,053

Exercisable at 6/30/06	290,525	$10.66	4.36	$2,399,926

The weighted-average grant-date fair value of options granted during the six months ended 2006 and 2005 was $0 and $5.52. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $80,123 and $15,587.

A summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the six-month period ended June 30, 2006, is presented below:

		Weighted-Average
		Grant-Date
Non-vested shares	Shares	Fair Value

Nonvested at 1/1/06	69,522	$14.40

Granted	0

Vested	(19,125)	$13.68

Nonvested at 6/30/06	50,397	$14.68

Index

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

On April 19, 2006, at the Company’s annual meeting of stockholders, stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights. As of June 30, 2006, no stock options or other awards had been granted under the 2006 Equity Incentive Plan.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2006 and December 31, 2005 and results of operations for the three- and six-month periods ended June 30, 2006 and June 30, 2005. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the information regarding our critical accounting policies since December 31, 2005.

Financial Condition

The Company once again experienced growth in the first six months of 2006, as total assets of the Company were $609.8 million at June 30, 2006 compared to total assets at December 31, 2005 of $557.8 million. The 9.3% increase in assets was primarily due to an increase in loans of $55.7 million, or 12.4% and an increase in long-term investments of $5.7 million, or 11.3%. This growth was supported by $49.3 million of deposit growth and $1.5 million of borrowings. The remainder of the growth was supported through the use of our short-term investments, which decreased by $15.4 million, or 66.3% during the first six months of 2006 due to a conscious effort by the Company to lower its excess liquidity from December 31, 2005 versus borrowing additional funds.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $25.3 million at June 30, 2006, a $12.6 million, or 33.2%, decrease from $37.9 million at December 31, 2005. Securities available for sale were $56.4 million at the end of the second quarter of 2006, an increase of $5.8 million from December 31, 2005. The net decrease in cash and cash equivalents during the second quarter of 2006 was reflective of the cash needs of the Bank relative to loan growth, a conscious effort to lower excess liquidity, and normal daily liquidity.

Loans. Total loans were $506.1 million at June 30, 2006 reflecting a 12.4% increase from total loans of $450.4 million at December 31, 2005. Loan growth during the first six months of 2006 occurred mainly in the residential and commercial real estate portfolios, along with the commercial portfolio. The growth of the residential real estate portfolio was based on a conscious effort to begin to neutralize the Company’s interest rate risk profile by portfolioing more fixed rate loans. Approximately $9.2 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage. $3.8 million of the purchased loans carried terms of less than 20 years, while the other $5.4 million carried terms in excess of 20 years. The average rate on the purchased loans is approximately 5.6%. The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 75.9% at June 30, 2006 and 78.7% at December 31, 2005.

Index

The following table summarizes the composition of the loan portfolio at the dates indicated:

	June 30, 2006		December 31, 2005
	Balance	%	Balance	%

Commercial	$222,548,356	44.0%	$208,867,595	46.4%
Commercial real estate	161,573,226	31.9%	145,558,639	32.3%
Residential real estate	71,392,281	14.1%	50,293,491	11.2%
Home equity	33,695,001	6.7%	30,251,837	6.7%
Consumer	16,859,202	3.3%	15,390,374	3.4%
Total loans	506,068,066	100.0%	450,361,936	100.0%
Net deferred loan costs	9,054		28,999
Allowance for loan losses	(6,173,559)		(5,645,301)

Net loans	$499,903,561		$444,745,634

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.4 million, or 0.44% of total assets, at December 31, 2005 to $4.6 million, or 0.75% of total assets, at June 30, 2006. The majority of the increase relates to three relationships totaling $1.6 million that are fully guaranteed or collateralized, and the remainder is from several small commercial loans none greater than $200,000. Total impaired loans at June 30, 2006 were $9.5 million and included all nonaccrual loans in addition to one commercial credit of $255,509 designated as a troubled debt restructuring and seven commercial loans designated as impaired but still performing and accruing interest. At June 30, 2006, management believes it has allocated adequate specific allowances for these risks of $2.2 million. Impaired loans at December 31, 2005 were $5.6 million with specific allowances for these risks of $833,000. Impaired loans at June 30, 2006 include several loans which had specific allocations at December 31, 2005, but were not designated as impaired at that date.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2006	December 31, 2005

Loans past due over 90 days and still accruing	$1,303,839	$863,862
Nonaccrual loans	2,861,809	1,332,472
Total nonperforming loans	$4,165,648	$2,196,334
Other real estate owned	430,000	244,050
Total nonperforming assets	$4,595,648	$2,440,384

Nonperforming assets to total assets	0.75%	0.44%

Nonperforming loans to total loans	0.82%	0.49%

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

The allowance for loan losses at June 30, 2006 was $6.2 million, or 1.22% of total loans outstanding, an increase of $528,000 from $5.6 million, or 1.25%, at December 31, 2005. The provision for loan losses during the six months of 2006 was $1,050,000 compared to $1,117,000 in the first six months of 2005.

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2006	December 31, 2005

Specific allocations	$3,825,000	$3,692,000
Loan pool percentage allocations	2,238,000	1,942,000
Unallocated	110,559	11,301

Total allowance for loan losses	$6,173,559	$5,645,301

In general, the addition to the allowance during the first six months of 2006 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations. Net charge-offs for the first six months of 2006 were $521,742 compared to $797,539 for the six months of 2005. The charge-offs during the six months ended June 30, 2006 were primarily attributable to several commercial and commercial real estate loans, and offset somewhat by a large recovery of a home equity loan charge-off. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first six months of 2006 by $2.0 million and were $4.1 million at June 30, 2006. As a result of the increased level of nonperforming loans at June 30, 2006, specific allowance allocations increased by $133,000 from December 31, 2005. The amount of the allowance allocated for loan pools increased by $296,000 during the first six months of 2006 as a result of a new pool with a higher allocation, created to reserve for certain concentrations within the Bank’s portfolio.

Management considers the allowance for loan losses at June 30, 2006 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2006	2005

Beginning balance, January 1	$5,645,301	$5,607,992
Provision charged to operating expense	1,050,000	1,117,000
Charge-offs	(738,977)	(889,685)
Recoveries	217,235	92,146

Ending balance, June 30	$6,173,559	$5,927,453

Net charge-offs to average loans (annualized)	0.22%	0.39%

Other Assets. The $2.0 million increase in other assets was mainly attributable to the addition of $186,000 of OREO properties and a $1.0 million investment in a limited partnership. The limited partnership is focused on investments in financial related companies, primarily bank-holding companies. The remainder of the increase is due to an increase in deferred tax assets.

Deposits. Total deposits were $510.2 million at June 30, 2006 compared to total deposits at December 31, 2005 of $461.0 million. The growth of $49.2 million, or 10.7%, during the first half of 2006 was reflected mainly in money market accounts, time deposits less than $100,000, and time deposits greater than $100,000. Growth was approximately $26.2 million in money market deposits, $10.8 million in time deposits less than $100,000, and $11.3 million in time deposits greater than $100,000. The majority of the growth in money market accounts was the result of a new sweep product introduced during the second quarter that allowed the Company to retain balances that had been previously outsourced. Noninterest-bearing demand deposit accounts increased by $3 million during the first half. Virtually all of the deposit growth during the second quarter came from “in-market” deposits. Brokered CD’s and out of market deposits decreased by $3.5 million from $110.1 million at December 31, 2005 to $106.6 million at June 30, 2006. At June 30, 2006, brokered CD’s and out of market deposits comprised 20.9% of total deposits, compared to 23.9% as of December 31, 2005.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2006		December 31, 2005
	Balance	%	Balance	%

Noninterest-bearing demand	$69,658,330	13.7%	$66,742,748	14.5%
Interest-bearing checking	30,856,410	6.0%	32,684,869	7.1%
Money market	102,572,624	20.1%	76,437,818	16.6%
Savings	14,070,456	2.8%	14,081,131	3.1%
Time, under $100,000	75,358,800	14.8%	64,560,749	14.0%
Time, $100,000 and over	217,718,237	42.6%	206,443,546	44.7%

Total deposits	$510,234,857	100.0%	$460,950,861	100.0%

Borrowings. The Company had borrowings in the amount of $36.2 million in Federal Home Loan Bank (“FHLB”) advances at June 30, 2006 and $34.7 million at December 31, 2005. Seven of the advances, totaling $26 million, are short-term daily variable rate advances and the other four, totaling $10.2 million, are bullet advances and mature in a range from October 2006 through June 2010.

Other Liabilities. Other liabilities decreased $171,000 from year-end 2005. The decrease in other liabilities was primarily related to the payment of the 2005 incentive bonuses during the first quarter that were accrued at December 31, 2005.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2006 reflected net income of $911,979, or $0.22 per diluted share. This was a $70,406, or 8.4%, increase over 2005’s second quarter net income of $841,573, or $0.21 per diluted share. The operating results for the three-month period ended June 30, 2006 were favorable compared to the same period in 2005 primarily because earning assets grew at a faster rate than our Net Interest Margin decreased due to a more neutral balance sheet and flat yield curve, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the second quarter of 2006 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 14.3%. For the three-month period ended June 30, 2006, net interest income increased 15.4%, while total noninterest income increased 9.5% from the same period one year ago primarily due to an increase in Trust and Brokerage fees, BOLI income, and Purchased Receivable fees.

Performance Ratios	June 30
	2006	2005

Return on average assets *	0.61%	0.69%
Return on average equity *	7.58%	7.48%
Net interest margin (TEY) *	3.60%	3.75%
Efficiency ratio	71.62%	65.22%

* annualized

Net Interest Income. Interest income for the three-month periods ended June 30, 2006 and 2005 was $9.9 million and $6.9 million, respectively, while interest expense for the second quarter was $5.0 million in 2006 and $2.6 million in 2005, resulting in net interest income of $5.0 million for the second quarter of 2006 and $4.3 million for the second quarter of 2005. The increase in net interest income was reflective of the general growth in loans and other earning assets. The tax equivalent net interest margin for the second quarter of 2006 was 3.60%, while the tax equivalent net interest margin for the second quarter of 2005 was 3.75%. The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve. The yield on earning assets increased 120 basis points during the period while cost of funds increased 147 basis points, decreasing our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

Index

	At and For The Three Month Period Ended
	June 30, 2006			June 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$8,899	$107	4.82%	$8,763	$80	3.66%
Federal funds sold	4,684	56	4.80%	5,862	42	2.87%
Securities - taxable	42,622	525	4.94%	22,690	231	4.08%
Securities - tax exempt (1)	16,120	261	6.49%	12,478	204	6.56%
Loans	491,533	9,076	7.41%	418,564	6,372	6.11%
Total interest-earning assets	563,858	10,025	7.13%	468,357	6,929	5.93%
Allowance for loan losses	(6,251)			(5,790)
Cash and due from banks	15,245			11,760
Other assets	23,441			13,102
Total assets	$596,293			$487,429
Liabilities and Stockholders' Equity
Interest-bearing checking	$30,326	$78	1.03%	$28,083	$40	0.57%
Savings	13,942	27	0.78%	13,779	13	0.38%
Money market	103,313	850	3.30%	73,364	292	1.60%
Certificates of deposit	283,924	3,434	4.85%	230,971	1,949	3.38%
Short-term borrowings	-		0.00%	-	-	-
FHLB advances	31,952	369	4.63%	26,638	181	2.73%
Junior subordinated debt	11,856	209	7.07%	3,608	81	9.00%
Total interest-bearing liabilities	475,313	4,967	4.19%	376,443	2,556	2.72%
Noninterest-bearing checking	69,507			63,822
Other liabilities	3,241			2,033
Stockholders' equity	48,232			45,131
Total liabilities and stockholders' equity	$596,293			$487,429
Net interest income		$5,058			$4,373
Rate spread			2.94%			3.21%
Net interest income as a percent of average earning assets			3.60%			3.75%

(1) Computed on a tax equivalent basis for tax exempt securities using a 35% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $475,000, or 39 basis points on average loans during the second quarter of 2006 as compared to $536,000, or 51 basis points on average loans for the second quarter of 2005. The provision recorded for the second quarter of 2006 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at June 30, 2006 totaled $6.2 million and was 1.22% of total loans outstanding on that date. Total net charge-offs for the three-month period ended June 30, 2006 were $363,697, or 30 basis points on average loans and were $333,703, or 32 basis points on average loans during the same period a year ago.

Noninterest Income. Noninterest income was $1.1 million during the second quarter of 2006. This was a $94,921, or 9.5%, increase compared to the second quarter of 2005. The majority of the increase relates to Trust services fee income and Other Fee revenue. Trust services fees increased $65,100 from the second quarter of 2005 to $603,542 for the three-month period ended June 30, 2006, reflective of an increase of $70.5 million, or 16.2%, in assets under management. Other Fee revenue increased by $102,117, or 41.8%, due primarily to increased BOLI income and fees received on our Purchased Receivables program. The Company purchased an additional $7.0 million of BOLI in June 2005 and the Purchased Receivables program was put in place in April 2005. Loan broker fees decreased by $44,193 compared to the second quarter of 2005. Loan volume was higher, $11.6 million in the second quarter of 2006 compared to $5.6 million in the second quarter of 2005; however a larger portion of the loans, $10.9 million in the second quarter of 2006 and $5.2 million in the second quarter of 2005, were kept in the Company’s portfolio versus acting as broker for an outside lender. For 2006, the Company has made the decision to keep more loans in its own portfolio in an effort to put more fixed rate long-term loans in the loan portfolio, helping to neutralize the Company’s interest rate risk profile.

Index

Noninterest Expense. Noninterest expense was $4.3 million for the second quarter of 2006 while noninterest expense for the three-month period ended June 30, 2005 was $3.5 million. The main components of noninterest expense for the second quarter of 2006 were salaries and benefits of $2.6 million, occupancy and equipment costs of $511,668, and loan and professional costs in the amount of $328,998 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 24.3% increase in salaries and benefits reflects a 21.7% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $27,165 in stock compensation expense per FAS123(R). Loan and professional expenses increased by $111,255, or 51.1%, however, $150,000 of the expense for the second quarter were one-time expenses related to the organization of an Investment subsidiary and Real Estate Investment Trust (REIT) subsidiary of the Bank. Therefore, on a stabilized basis, legal and professional expenses decreased from the second quarter of 2005. Courier service expense increased 4.2% primarily due to the increase in lock-box services, which in turn helped to increase Other Fee income. Other expenses increased $81,409, or 39.4%, primarily from increased processing expenses related to increased account volume and increased training expenses related to new training initiatives and the employee tuition assistance program.

Income Taxes. During the quarters ended June 30, 2006 and 2005, the Company recorded $330,990 and $467,160, respectively, in income taxes expense. The effective tax rate recorded was 26.6% for 2006 as compared to 35.7% for 2005. The reduction in the effective tax rate between the periods was due to additional tax-exempt investment income and primarily the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as, providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and the future. The impact of the lower effective tax rate for the first six months of the year due to the investment subsidiary structure formation is reflected in the second quarters income tax expense.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2006 reflected net income of $1,905,081, or $0.46 per diluted share. This was a $336,657, or 21.5%, increase over 2005’s six-month period net income of $1,568,424, or $0.39 per diluted share. The operating results for the six-month period ended June 30, 2006 were favorable compared to the same period in 2005 primarily because earning assets grew and our Net Interest Margin stayed fairly consistent with the previous year. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the first six months of 2006 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 19.3%. For the six-month period ended June 30, 2006, net interest income increased 16.8%, while total noninterest income increased 30.4% from the same period one year ago primarily due to an increase in Trust and Brokerage fees, BOLI income, and Purchased Receivable fees.

Performance Ratios	June 30
	2006	2005
Return on average assets *	0.67%	0.66%
Return on average equity *	8.00%	7.05%
Net interest margin (TEY) *	3.67%	3.69%
Efficiency ratio	69.05%	65.46%

* annualized

Net Interest Income. Interest income for the six-month periods ended June 30, 2006 and 2005 was $18.9 million and $13.1 million, respectively, while interest expense was $9.1 million through June 30, 2006 and $4.7 million through June 30, 2005, resulting in net interest income of $9.7 million for the first six months of 2006 and $8.3 million for the first six months of 2005. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The tax equivalent net interest margin for the first six months of 2006 was 3.67%, while the tax equivalent net interest margin for the first six months of 2005 was 3.69%. The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve. The yield on earning assets increased 128 basis points during the period while cost of funds increased 147 basis points, decreasing our rate spread on earning assets

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

Index

	At and For The Six Month Periods Ended
	June 30, 2006			June 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$7,925	$189	4.81%	$8,062	$107	2.68%
Federal funds sold	5,314	119	4.52%	7,475	97	2.62%
Securities - taxable	41,732	1,015	4.90%	23,509	479	4.11%
Securities - tax exempt (1)	15,082	488	6.52%	12,514	408	6.57%
Loans	475,088	17,222	7.31%	411,679	12,133	5.94%
Total interest-earning assets	545,141	19,033	7.04%	463,239	13,224	5.76%
Allowance for loan losses	(6,083)			(5,741)
Cash and due from banks	14,936			13,272
Other assets	22,392			11,813
Total assets	$576,386			$482,583
Liabilities and Stockholders' Equity
Interest-bearing checking	$29,538	$146	1.00%	$27,808	$71	0.51%
Savings	14,317	53	0.75%	13,310	24	0.36%
Money market	90,264	1,340	2.99%	73,381	544	1.49%
Certificates of deposit	277,653	6,445	4.68%	224,613	3,518	3.16%
Short-term borrowings	-		0.00%	26	-	0.00%
FHLB advances	33,036	721	4.40%	30,942	429	2.80%
Junior subordinated debt	11,856	418	7.11%	3,608	162	9.05%
Total interest-bearing liabilities	456,664	9,123	4.03%	373,688	4,748	2.56%
Noninterest-bearing checking	68,636			62,073
Other liabilities	3,047			1,961
Stockholders' equity	48,039			44,862
Total liabilities and stockholders' equity	$576,386			$482,584
Net interest income		$9,910			$8,476
Rate spread			3.01%			3.20%
Net interest income as a percent of average earning assets			3.67%			3.69%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.1 million, or 45 basis points on average loans during the first half of 2006 as compared to $1.1 million, or 55 basis points on average loans for the first half of 2005. The provision recorded for the first half of 2006 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at June 30, 2006 totaled $6.2 million and was 1.22% of total loans outstanding on that date. Total net charge-offs for the six-month period ended June 30, 2006 were $521,742, or 22 basis points on average loans and were $797,539, or 39 basis points on average loans during the same period a year ago.

Noninterest Income. Noninterest income was $2.5 million during the first half of 2006. This was a $579,299, or 30.4%, increase compared to the first half of 2005. The majority of the increase relates to Trust services fee income and Other Fee revenue. Trust services fees increased $355,915 from the first six months of 2005 to $1.4 million for the six-month period ended June 30, 2006, , reflective of an increase of $70.5 million, or 16.2%, in assets under management. Other Fee revenue increased by $296,724, or 67.3%, due primarily to increased BOLI income and fees received on our Purchased Receivables program. The Company purchased an additional $7.0 million of BOLI in June 2005 and the Purchased Receivables program was put in place in April 2005. Loan broker fees decreased by $75,767 compared to the first half of 2005. Loan volume was higher, $19.0 million in the first half of 2006 compared to $14.3 million in the first half of 2005; however a larger portion of the loans, $16.4 million in the first six months of 2006 and $8.6 million in the first six months of 2005, were kept in the Company’s portfolio versus acting as broker for an outside lender. For 2006, the Company has made the decision to keep more loans in its own portfolio in an effort to put more fixed rate long-term loans in the loan portfolio, helping to neutralize the Company’s interest rate risk profile.

Noninterest Expense. Noninterest expense was $8.4 million for the first six months of 2006 while noninterest expense for the first half of 2005 was $6.7 million. The main components of noninterest expense for the first half of 2006 were salaries and benefits of $5.1 million, occupancy and equipment costs of $991,845, and loan and professional costs in the amount of $549,784, and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 27.1% increase in salaries and benefits reflects a 21.7% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $57,666 in stock compensation expense per FAS123(R). Loan and professional expenses increased by $155,635, or 39.5%, however $150,000 of the expense for the second quarter were one-time expenses related to the organization of an Investment subsidiary and Real Estate Investment Trust (REIT) subsidiary of the Bank. Courier service expense increased 9.7% primarily due to the increase in lock-box services, which in turn helped to increase Other Fee income. Other expenses increased $169,877, or 43.4%, primarily from increased processing expenses related to increased account volume and increased training expenses related to new training initiatives and the employee tuition assistance program.

Index

Income Taxes. During the six-month periods ended June 30, 2006 and 2005, the Company recorded $827,690 and $853,050, respectively, in income taxes expense. The effective tax rate recorded was 30.3% for 2006 as compared to 35.23% for 2005. The reduction in the effective tax rate between the periods was primarily due additional tax-exempt investment income and the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as, providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and future. The impact of the lower effective tax rate for the first six months of the year due to the investment subsidiary structure formation is reflected in the second quarters income tax expense.

Liquidity and Capital Resources

Liquidity. The Company’s general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the second quarter of 2006, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $154.7 million, or 27.7% of the Company’s total funding, at June 30, 2006. Total deposits at June 30, 2006 were $510.2 million and the loan to deposit ratio was 99.2%. Total borrowings at June 30, 2006 were $48.1 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD’s. Additionally, the Company and the Bank intends to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $48.3 million and $47.3 million at June 30, 2006 and December 31, 2005, respectively. Affecting the increase in stockholders’ equity during the first six months of 2006 was $1.9 million in net income, reduced by a dividend payment of $321,009, or $0.08 per share, and a $737,139 decrease in the unrealized appreciation of securities available for sale, net of tax. Additionally, the Company issued 11,374 shares of common stock from stock options exercised for $146,308 and recorded $57,666 of stock option compensation expense per FAS123R.

During the first six months of 2006, the Company paid dividends twice. The dividend declared and paid was $0.04 per share in each quarter and amounted to an annual total of $321,009. The ability of the Company to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however the Company anticipates to continue paying dividends on a quarterly basis for the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2006			December 31, 2005
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required
The Company
Leverage capital	10.24%	5.00%	4.00%	11.08%	5.00%	4.00%
Tier 1 risk-based	11.52%	6.00%	4.00%	12.16%	6.00%	4.00%
Total risk-based	12.62%	10.00%	8.00%	13.23%	10.00%	8.00%

The Bank
Leverage capital	8.60%	5.00%	4.00%	9.28%	5.00%	4.00%
Tier 1 risk-based	9.73%	6.00%	4.00%	10.18%	6.00%	4.00%
Total risk-based	10.91%	10.00%	8.00%	11.34%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. Such financial instruments are recorded when they are funded. Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2006, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2006.

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

Index

The following table depicts the Company’s GAP position as of June 30, 2006:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$8,178					$8,178
Securities available for sale	4,934	2,783	23,392	25,268		56,377
FHLBI and FRB stock				3,421		3,421
Fixed rate loans	20,015	35,068	104,467	51,390		210,940
Variable rate loans	78,068	114,963	95,231	6,875		295,137
Allowance for loan losses						(6,174)
Other assets						41,902
Total assets	$111,195	$152,814	$223,090	$86,954		$609,781
Liabilities
Interest-bearing checking	$1,451	$3,756	$13,273	$12,376		$30,856
Savings accounts	1,076	2,759	7,369	2,866		14,070
Money market accounts	7,970	20,343	53,831	20,429		102,573
Time deposits < $100,000	8,573	33,101	33,662	23		75,359
Time deposits $100,000 and over	54,412	66,099	97,207			217,718
Short-term borrowings						-
FHLB advances	2,000	29,500	4,700			36,200
Junior subordinated debt				11,856		11,856
Noninterest-bearing checking						69,658
Other liabilities						3,172
Total liabilities	75,482	155,558	210,042	47,550		561,462
Stockholders' Equity						48,319
Total sources of funds	$75,482	$155,558	$210,042	$47,550		$609,781
Net asset (liability) GAP	$35,713	$(2,744)	$13,048	$39,404	$
Cumulative GAP	$35,713	$32,969	$46,017	$85,421	$
Percent of cumulative GAP to total assets	5.9%	5.4%	7.5%	14.0%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of June 30, 2006. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	Thereafter	Total	6/30/2006
Rate sensitive assets:
Fixed interest rate loans	$55,081	$35,046	$29,071	$18,441	$21,910	$51,391	$210,940	$207,761
Average interest rate	6.93%	6.69%	6.57%	6.41%	6.77%	5.27%	6.37%
Variable interest rate loans	191,115	48,331	27,419	13,859	7,538	6,875	$295,137	295,137
Average interest rate	8.09%	8.08%	8.00%	8.12%	7.85%	7.72%	8.07%
Fixed interest rate securities	7,717	6,531	4,502	4,174	8,184	25,269	$56,377	46,900
Average interest rate	5.57%	5.05%	4.27%	4.62%	4.47%	4.64%	4.76%
Other interest bearing assets	8,178						$8,178	8,178
Average interest rate	4.87%						4.87%

Rate sensitive liabilities:
Interest bearing checking	5,208	4,272	3,560	2,967	2,473	12,376	$30,856	28,178
Average interest rate	1.03%	1.03%	1.04%	1.04%	1.04%	1.00%	1.04%
Savings accounts	3,834	2,789	2,029	1,476	1,074	2,868	$14,070	12,643
Average interest rate	0.83%	0.83%	0.83%	0.83%	0.83%	0.83%	0.83%
Money market accounts	28,313	20,485	14,831	10,739	7,776	20,429	$102,573	112,590
Average interest rate	3.37%	3.37%	3.38%	3.39%	3.39%	3.42%	3.38%
Time deposits	162,185	91,839	16,106	22,892	32	23	$293,077	290,380
Average interest rate	5.05%	4.89%	4.09%	4.11%	4.32%	3.93%	4.87%
Fixed interest rate borrowings	5,500	3,500		1,200		11,856	$22,056	22,056
Average interest rate	4.08%	5.08%		4.32%		7.14%	5.90%
Variable interest rate borrowings	26,000						$26,000	26,000
Average interest rate	5.37%						5.37%

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

Index

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 18, 2006.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2009:

	Votes For	Votes Withheld
Kathryn D. Callen	3,546,953	27,827
Jerome F. Henry, Jr.	3,545,353	29,427
Debra A. Niezer	3,540,203	34,577
Joseph D. Ruffolo	3,538,183	36,597

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Keith E. Busse	2008	John V. Tippmann, Sr	2007
Michael S. Gouloff	2008	Irene A. Walters	2008
R.V. Prasad Mantravadi. MD	2007	Donald R. Willis	2008
William G. Niezer	2007

(c)	Other matters voted upon and the results of the voting were as follows:

The shareholders voted 3,529,852 in the affirmative and 39,917 in the negative, with 5,011 abstentions, to ratify the appointment of Crowe Chizek and Company LLC as auditors of the Company for 2006.

The shareholders voted 2,027,558 in the affirmative and 83,315 in the negative, with 90,353 abstentions to approve and adopt the 2006 Equity Incentive Plan.

The shareholders voted 2,065,482 in the affirmative and 73,598 in the negative, with 62,328 abstentions to approve the amendment to the 1998 and 2001 Stock Option and Incentive Plans.

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
TOWER FINANCIAL CORPORATION

Dated: August 11, 2006	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: August 11, 2006	/ s / Michael D. Cahill
Michael D. Cahill
Executive Vice President, Chief Financial Officer, and Secretary