Form 10-Q
period 2006-09-30
TOWER FINANCIAL CORP
filed 2006-11-13
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of the issuer’s common stock, without par value, outstanding as of November 10, 2006: 4,025,810.

Forward-Looking Statements

This report, including the section on “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes "forward-looking statements." All statements regarding our anticipated results or expectations, including our financial position, business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

—	Our dependence on key management personnel;
—	the risk of losses due to loan defaults by larger commercial loan customers or a significant number of borrowers;
—	Our dependence on a favorable local economy in our primary service area;
—	the effect of government regulation on our ability to grow and compete;
—	the effect of changes in federal economic and monetary policies and local competition on our ability to attract deposits, make loans and achieve satisfactory interest spreads;
—	general changes in economic conditions, including interest rates, interest rate spreads, and real estate values; and
—	restrictions imposed on the our by regulators or regulations of the financial services industry.

We also refer you to a discussion of the many other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, or in other reports we file from time to time with the Securities and Exchange Commission, which are available on the Commission’s website at www.sec.gov.

Index

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2006 and December 31, 2005

	(unaudited) September 30 2006	December 31, 2005
ASSETS
Cash and due from banks	$17,722,973	$14,326,710
Short-term investments and interest-earning deposits	5,251,446	16,393,439
Federal funds sold	5,903,441	7,188,188
Total cash and cash equivalents	28,877,860	37,908,337
Securities available for sale, at fair value	59,668,043	50,642,276
FHLB and FRB stock	3,233,800	3,421,300
Loans	533,057,067	450,390,935
Allowance for loan losses	(6,580,761)	(5,645,301)
Net loans	526,476,306	444,745,634
Premises and equipment, net	5,856,732	4,638,436
Accrued interest receivable	3,341,940	2,802,189
Bank owned life insurance	10,752,278	10,462,402
Other assets	5,554,624	3,200,086

Total assets	$643,761,583	$557,820,660

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$77,229,926	$66,742,748
Interest-bearing	477,105,510	394,208,113
Total deposits	554,335,436	460,950,861
Federal Home Loan Bank (FHLB) advances	23,700,000	34,700,000
Junior subordinated debt	11,856,000	11,856,000
Accrued interest payable	1,533,680	954,075
Other liabilities	2,404,201	2,091,670

Total liabilities	593,829,317	510,552,606

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,025,560 shares issued and outstanding at September 30, 2006 and 4,007,936 at December 31, 2005	38,308,319	38,006,929
Retained earnings	11,877,051	9,478,812
Accumulated other comprehensive income(loss), net of tax of $(130,385) at September 30, 2006 and $(122,448) at December 31, 2005	(253,104)	(217,687)
Total stockholders' equity	49,932,266	47,268,054

Total liabilities and stockholders' equity	$643,761,583	$557,820,660

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2006 and 2005

	(unaudited) Three Months ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest income:
Loans, including fees	$10,040,721	$7,084,500	$27,264,488	$19,217,557
Securities - taxable	565,520	225,580	1,580,679	704,128
Securities - tax exempt	181,699	131,878	498,954	401,239
Other interest income	117,457	150,666	425,374	354,453
Total interest income	10,905,397	7,592,624	29,769,495	20,677,377
Interest expense:
Deposits	5,142,295	2,836,590	13,125,563	6,994,033
Short-term borrowings	-			289
FHLB advances	372,355	221,888	1,093,602	649,993
Junior subordinated debt	209,230	81,180	627,692	243,540
Total interest expense	5,723,880	3,139,658	14,846,857	7,887,855
Net interest income	5,181,517	4,452,966	14,922,638	12,789,522
Provision for loan losses	645,000	600,000	1,695,000	1,717,000
Net interest income after provision for loan losses	4,536,517	3,852,966	13,227,638	11,072,522
Noninterest income:
Trust and brokerage fees	717,772	541,191	2,112,270	1,579,775
Service charges	174,943	232,195	494,806	549,632
Loan broker fees	25,955	64,723	60,983	175,518
Other fees	340,015	309,108	1,077,690	750,059
Total noninterest income	1,258,685	1,147,217	3,745,749	3,054,984
Noninterest expense:
Salaries and benefits	2,685,003	2,154,043	7,752,658	6,142,586
Occupancy and equipment	555,323	447,331	1,547,168	1,344,588
Marketing	146,472	115,340	443,108	425,083
Data processing	177,223	111,974	500,834	335,894
Loan and professional costs	197,917	271,081	747,701	665,229
Office supplies and postage	104,643	75,638	333,739	216,681
Courier services	91,687	83,308	271,332	246,004
Business development	146,947	108,733	390,402	305,474
Other expense	312,001	210,805	873,635	602,564
Total noninterest expense	4,417,216	3,578,253	12,860,577	10,284,103
Income before income taxes	1,377,986	1,421,930	4,112,810	3,843,403
Income taxes expense	405,020	489,270	1,232,710	1,342,320
Net income	$972,966	$932,660	$2,880,100	$2,501,083

Basic earnings per common share	$0.24	$0.23	$0.72	$0.62
Diluted earnings per common share	$0.24	$0.23	$0.70	$0.61
Average common shares outstanding	4,022,087	4,007,697	4,015,867	4,005,575
Average common shares and dilutive potential common shares outstanding	4,123,789	4,093,426	4,134,172	4,078,027
Dividends declared per share	$0.04	n/a	$0.12	n/a

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2006 and 2005
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$37,952,860	$6,040,155	$20,455	$44,013,470

Net income for 2005		2,501,083		2,501,083

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(25,449)			(31,869)	(31,869)

Total Comprehensive Income				2,469,214

Issuance of 4,780 shares of common stock for stock options exercised including tax benefit	54,070			54,070

Balance, September 30, 2005	$38,006,930	$8,541,238	$(11,414)	$46,536,754

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$47,268,054

Net income for 2006		2,880,100		2,880,100

Change in net unrealized appreciation (depreciation) on derivitive instruments, net of tax of $22,440			$43,560	43,560

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(30,377)			(78,977)	(78,977)
Total Comprehensive Income				2,844,683

Cash dividends paid ($0.12 per share)		(481,861)		(481,861)

Issuance of 17,874 shares of common stock for stock options exercised, including tax benefit	217,093			217,093

Stock option compensation expense	84,297			84,297

Balance, September 30, 2006	$38,308,319	$11,877,051	$(253,104)	$49,932,266

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005

	(unaudited) Nine Months ended September 30, 2006	(unaudited) Nine Months ended September 30, 2005
Cash flows from operating activities:
Net income	$2,880,100	$2,501,083
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	403,893	502,744
Provision for loan losses	1,695,000	1,717,000
Stock option compensation expense	84,297
Earnings on life insurance	(289,876)	(158,692)
FHLB stock dividend		(38,800)
Change in accrued interest receivable	(539,751)	(193,268)
Change in other assets	(2,346,601)	(176,964)
Change in accrued interest payable	579,605	218,124
Change in other liabilities	312,531	615,638
Net cash from operating activities	2,779,198	4,986,865
Cash flows from investing activities:
Net change in loans	(81,680,146)	(47,346,046)
Purchase of loans	(13,825,907)
Purchase of securities available for sale	(12,227,676)	(5,525,771)
Proceeds from maturities of securities available for sale	3,136,119	4,763,139
Sale/(Purchase) of FHLB and FRB stock	187,500	(150,000)
Purchase of life insurance		(7,000,000)
Proceeds from sale of participation loans	12,102,817	2,995,757
Purchase of premises and equipment	(1,622,189)	(1,396,244)
Net cash from investing activities	(93,929,482)	(53,659,165)
Cash flows from financing activities:
Net change in deposits	93,384,575	81,158,198
Net change in short-term borrowings		(200,000)
Cash dividends paid	(481,861)
Proceeds from issuance of common stock from exercise of stock options	185,356	49,803
Tax benefit from issuance of common stock	31,737	4,267
Proceeds from FHLB advances	72,500,000	10,900,000
Repayment of FHLB advances	(83,500,000)	(33,700,000)
Net cash from financing activities	82,119,807	58,212,268
Net change in cash and cash equivalents	(9,030,477)	9,539,968
Cash and cash equivalents, beginning of period	37,908,337	37,225,025
Cash and cash equivalents, end of period	$28,877,860	$46,764,993

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,252,943	$7,669,731
Income taxes	2,080,141	1,614,349

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

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has six branch locations within its market area, a branch location in Angola, Indiana, and a loan production office in Warsaw, Indiana.

The Company filed its application with the FDIC and Indiana Department of Financial Institutions on October 10, 2006 to form a separately chartered bank in Indianapolis, Indiana. The intention is to have the Company own 51% of the Indianapolis based bank with outside investors owning the other 49%. A formal loan production office will be opened during the fourth quarter of 2006, with the new bank to open during the first quarter of 2007.

b.
Basis of Presentation: The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2006 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2006 and September 30, 2005. The results for the period ended September 30, 2006 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005, 2004, and 2003 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

c.
Principles of Consolidation: The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.
Stock Compensation: Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income statements for the periods ending December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, utilizing the modified prospective method, and has included stock-based employee compensation expense of $84,297 in its income statement for the nine months ended September 30, 2006.

Index

For comparative purposes, the table below outlines the impact of the stock-based compensation expense for nine months ended September 30, 2005 had the Company recorded the expense per SFAS 123(R).

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net income as reported	$972,966	$932,660	$2,880,100	$2,501,086
Deduct: Stock-based compensation expense determined under fair value-based method		(32,245)		(106,677)
Pro forma net income	$972,966	$900,415	$2,880,100	$2,394,409

Basic earnings per share as reported	$0.24	$0.22	$0.72	$0.60
Pro forma basic earnings per share	n/a	0.22	n/a	0.60
Diluted earnings per share as reported	0.24	0.22	0.70	0.59
Pro forma diluted earnings per share	n/a	0.22	n/a	0.59

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is in process of evaluating the potential impact of the implementing the standard for future periods.

f.	Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2006 and 2005. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 22,910 and 0 and 32,410 and 0 for the three- and nine-month periods ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Basic
Net income	$972,966	$932,660	$2,880,100	$2,501,083
Weighted average common shares outstanding	4,022,087	4,007,697	4,015,867	4,005,572
Basic earnings per common share	$0.24	$0.23	$0.72	$0.62

Diluted
Net income	$972,966	$932,660	$2,880,100	$2,501,083
Weighted average common shares outstanding	4,022,087	4,007,697	4,015,867	4,005,572
Add: dilutive effect of assumed stock option exercises	101,702	85,729	118,305	72,455
Weighted average common shares and dilutive potential common shares outstanding	4,123,789	4,093,426	4,134,172	4,078,027
Diluted earnings per common share	$0.24	$0.23	$0.70	$0.61

Index

Note 3 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company. Options for all 435,000 shares were issued under the Plans, of which 332,922 remain outstanding as of September 30, 2006. Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term. The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $84,297 for the nine months ended September 30, 2006. No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

The fair value of each option award was estimated on the date of grant using the black-scholes valuation model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company used historical data to estimate option exercise and employee termination within the valuation model for valuation purposes. The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding; the range given below resulted from certain groups of employees exhibiting different behavior. The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	n/a	26.29% - 26.65%

Weighted-average volatility	n/a	26.39%

Expected dividends	n/a	n/a

Expected term (in years)	n/a	7 years

Risk-free rate	n/a	4.1%

A summary of the option activity under the Plans as of September 30, 2006 and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 1/1/06	352,296	$11.21

Granted	0

Exercised	(17,874)	$10.37

Forfeited or expired	(1,500)	$13.50

Outstanding at 9/30/06	332,922	$11.25	4.11	$2,273,371

Exercisable at 9/30/06	285,687	$10.66	4.11	$2,179,792

The weighted-average grant-date fair value of options granted during the nine months ended 2006 and 2005 was $0 and $5.52. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $141,562 and $26,672.

Index

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the nine-month period ended September 30, 2006, is presented below:

Non-vested shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at 1/1/06	69,522	$14.40

Granted	0

Vested	(22,287)	$13.60

Nonvested at 6/30/06	47,235	$14.78

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

On April 19, 2006, at the Company’s annual meeting of stockholders, stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights. As of September 30, 2006, 2,000 restricted shares had been granted under the 2006 Equity Incentive Plan. The fair value of the restricted shares issued was $38,440. Restricted shares become fully vested and not subject to forfeiture after five years of service from the date of grant.

Note 4 - Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) which was subsequently amended by SFAS 138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

During the third quarter of 2006, the Company purchased an interest rate floor for $147,000. The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%. The fair value of the floor at September 30, 2006 was $213,000. The difference between the purchase price and the fair value is shown in the equity section as an Other Comprehensive Income.

In accordance with SFAC No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at September 30, 2006. The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future. Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

The objective of the floor is to protect the overall change in cashflows of the designated Prime-rate based loans with a spread of 0% from extreme market interest rate changes. Changes in the fair value of the option are expected to be highly effective in offsetting the variability in the expected future cashflows attributed to fluctuations in Prime rates below 7.5% (strike price of floor as stated above).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2006 and December 31, 2005 and results of operations for the three- and nine-month periods ended September 30, 2006 and September 30, 2005. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the information regarding our critical accounting policies since December 31, 2005.

Index

Financial Condition

The Company once again experienced growth in the first nine months of 2006, as total assets of the Company were $643.7 million at September 30, 2006 compared to total assets at December 31, 2005 of $557.8 million. The 15.4% increase in assets was primarily due to an increase in loans of $82.7 million, or 18.4% and an increase in long-term investments of $8.8 million, or 16.4%. This growth was supported by $93.4 million of deposit growth. The remainder of the growth was supported through the use of our short-term investments, which decreased by $11.1 million, or 68.0% during the first nine months of 2006 due to a conscious effort by the Company to lower its excess liquidity from December 31, 2005 versus borrowing additional funds.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $28.9 million at September 30, 2006, a $9.0 million, or 23.8%, decrease from $37.9 million at December 31, 2005. Securities available for sale were $59.7 million at the end of the third quarter of 2006, an increase of $9.1 million from December 31, 2005. The net decrease in cash and cash equivalents during the third quarter of 2006 was reflective of the cash needs of the Bank relative to loan growth, a conscious effort to lower excess liquidity, and the reduction of $11 million in FHLB borrowings.

Loans. Total loans were $533.1 million at September 30, 2006 reflecting an 18.4% increase from total loans of $450.4 million at December 31, 2005. Loan growth during the first nine months of 2006 occurred mainly in the residential and commercial real estate portfolios, along with the commercial portfolio. The growth of the residential real estate portfolio was based on a conscious effort to begin to neutralize the Company’s interest rate risk profile by portfolioing more fixed rate loans. Approximately $13.9 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage. $3.7 million of the purchased loans carried terms of less than 20 years, while the other $11.2 million carried terms in excess of 20 years. The overall mix of the loan portfolio has changed slightly since year-end as we have increased our residential real estate portfolio. The total of commercial and commercial real estate loans of the portfolio was 74.9% at September 30, 2006 and 78.7% at December 31, 2005.

The following table summarizes the composition of the loan portfolio at the dates indicated:

	September 30		December 31, 2005
	Balance	%	Balance	%

Commercial	$230,485,135	43.2%	$208,867,595	46.4%
Commercial real estate	168,926,686	31.7%	145,558,639	32.3%
Residential real estate	81,999,326	15.4%	50,293,491	11.2%
Home equity	33,957,269	6.4%	30,251,837	6.7%
Consumer	17,717,357	3.3%	15,390,374	3.4%
Total loans	533,085,773	100.0%	450,361,936	100.0%
Net deferred loan costs/(fees)	(28,706)		28,999
Allowance for loan losses	(6,580,761)		(5,645,301)

Net loans	$526,476,306		$444,745,634

Nonperforming Assets. Nonperforming assets include nonperforming loans and other real estate owned (OREO). Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans. Nonperforming assets have increased from $2.4 million, or 0.44% of total assets, at December 31, 2005 to $4.3 million, or 0.66% of total assets, at September 30, 2006. The increase is primarily attributed to two lending relationships. One consists of 3 related loans totaling $1.6 million that are fully collateralized and supported by strong guarantees. The other relationship consists of several loans totaling $1.4 million, which are partially secured. The Bank has reserved $200,000 for this relationship. Other increases in non-performing loans during 2006 were less than $200,000 individually. This increase in the 3rd quarter was offset by non-performing loans paid in full during the quarter totaling over $1 million. Total impaired loans at September 30, 2006 were $7.4 million, compared to $9.5 million at June 30, 2006. Additional payments exceeding $2.4 million were received on impaired loans during the 3rd quarter. At September 30, 2006, management believes it has allocated adequate specific allowances for these risks of $2.4 million. Impaired loans at December 31, 2006, were $5.6 million with specific allowances for these risks of $833,000. Impaired loans at September 30, 2006 include several loans which had specific allocations at December 31, 2005, but were not designated as impaired at that date.

Index

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2006	December 31, 2005

Loans past due over 90 days and still accruing	$22,975	$863,862
Nonaccrual loans	3,779,057	1,332,472
Total nonperforming loans	$3,802,032	$2,196,334
Other real estate owned	465,000	244,050
Total nonperforming assets	$4,267,032	$2,440,384

Nonperforming assets to total assets	0.66%	0.44%

Nonperforming loans to total loans	0.71%	0.49%

Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management will allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan. Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and peer industry data of comparable banks. The allowance for loan losses at September 30, 2006 was $6.6 million, or 1.23% of total loans outstanding, an increase of $936,000 from $5.6 million, or 1.25%, at December 31, 2005. The provision for loan losses during the nine months of 2006 was $1,695,000 compared to $1,717,000 in the first nine months of 2005.

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2006	December 31, 2005

Specific allocations	$4,216,000	$3,692,000
Loan pool percentage allocations	2,323,000	1,942,000
Unallocated	41,761	11,301

Total allowance for loan losses	$6,580,761	$5,645,301

In general, the addition to the allowance during the first nine months of 2006 was directly attributable to the changes in makeup of the loan portfolio and net charge-off activity during the period, as well as attributable to risk factors, such as watchlist directed specific allocations. Net charge-offs for the first nine months of 2006 were $759,540 compared to $1.5 million for the nine months of 2005. The charge-offs during the nine months ended September 30, 2006 were primarily attributable to several commercial and commercial real estate loans, and offset somewhat by a large recovery of a home equity loan charge-off. Substantially all of the charge-offs on these loans had previously been specifically reserved in our allowance for loan losses. Nonperforming loans increased during the first nine months of 2006 by $1.6 million and were $3.8 million at September 30, 2006. As a result of the increased level of nonperforming loans at September 30, 2006, specific allowance allocations increased by $524,000 from December 31, 2005. The amount of the allowance allocated for loan pools increased by $381,000 during the first nine months of 2006 as a result of a new pool with a higher allocation, created to reserve for certain concentrations within the Bank’s portfolio.

Management considers the allowance for loan losses at September 30, 2006 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2006	2005

Beginning balance, January 1	$5,645,301	$5,607,992
Provision charged to operating expense	1,695,000	1,717,000
Charge-offs	(978,595)	(1,620,541)
Recoveries	219,055	125,246

Ending balance, September 30	$6,580,761	$5,829,697

Net charge-offs to average loans (annualized)	0.21%	0.48%

Index

Other Assets. The $2.3 million increase in other assets was mainly attributable to the addition of $221,000 of OREO properties, the purchase of an interest rate floor valued at $213,000, and a $1.0 million investment in a limited partnership. The limited partnership is focused on investments in financial related companies, primarily bank-holding companies. The remainder of the increase is due to an increase in deferred tax assets.

Deposits. Total deposits were $554.3 million at September 30, 2006 compared to total deposits at December 31, 2005 of $461.0 million. The growth of $93.4 million, or 20.3%, during the first nine months of 2006 was reflected mainly in money market accounts, time deposits less than $100,000, and time deposits greater than $100,000. Growth was approximately $28.1 million in money market deposits, $16.5 million in time deposits less than $100,000, and $40.3 million in time deposits greater than $100,000. The majority of the growth in money market accounts was the result of a new sweep product introduced during the second quarter of 2006 that allowed the Company to retain balances that had been previously outsourced. As of September 30, 2006, the balances represented $33.4 million of the total money market account balances. Noninterest-bearing demand deposit accounts increased by $10.5 million during the first nine months of 2006. The majority all of the deposit growth during the first nine months of 2006 came from “in-market” deposits. Brokered CD’s and out of market deposits increased by $7.5 million from $110.1 million at December 31, 2005 to $117.6 million at September 30, 2006. At September 30, 2006, brokered CD’s and out of market deposits comprised 21.2% of total deposits, compared to 23.9% as of December 31, 2005.

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2006		December 31, 2005
	Balance	%	Balance	%

Noninterest-bearing demand	$77,229,927	13.9%	$66,742,748	14.5%
Interest-bearing checking	31,806,388	5.7%	32,684,869	7.1%
Money market	104,525,016	18.9%	76,437,818	16.6%
Savings	12,962,562	2.3%	14,081,131	3.1%
Time, under $100,000	81,076,444	14.6%	64,560,749	14.0%
Time, $100,000 and over	246,735,099	44.6%	206,443,546	44.7%

Total deposits	$554,335,436	100.0%	$460,950,861	100.0%

Borrowings. The Company had borrowings in the amount of $23.7 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2006 and $34.7 million at December 31, 2005. Three of the advances, totaling $9.5 million, are short-term daily variable rate advances and the other five, totaling $14.2 million, are bullet advances and mature in a range from October 2006 through June 2010.

Other Liabilities. Other liabilities increased $313,000 from year-end 2005. The increase is primarily due to additional accruals for Deferred Directors fees and the SERP plan for the CEO.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2006 reflected net income of $972,966, or $0.24 per diluted share. This was a $40,306, or 4.3%, increase over 2005’s third quarter net income of $932,660, or $0.23 per diluted share. The operating results for the three-month period ended September 30, 2006 were favorable compared to the same period in 2005 primarily because earning assets grew at a faster rate than our Net Interest Margin decreased due to a more neutral balance sheet and flat yield curve, providing higher net interest income. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the third quarter of 2006 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 15.0%. For the three-month period ended September 30, 2006, net interest income increased 16.4%, while total noninterest income increased 9.7% from the same period one year ago primarily due to an increase in Trust and Brokerage fees, BOLI income, and Purchased Receivable fees.

Index

Performance Ratios	September 30
	2006	2005

Return on average assets *	0.62%	0.71%
Return on average equity *	7.94%	8.02%
Net interest margin (TEY) *	3.54%	3.64%
Efficiency ratio	68.59%	63.89%

* annualized

Net Interest Income. Interest income for the three-month periods ended September 30, 2006 and 2005 was $10.9 million and $7.6 million, respectively, while interest expense for the third quarter was $5.7 million in 2006 and $3.1 million in 2005, resulting in net interest income of $5.2 million for the third quarter of 2006 and $4.4 million for the third quarter of 2005. The increase in net interest income was reflective of the general growth in loans and other earning assets. The tax equivalent net interest margin for the third quarter of 2006 was 3.53%, while the tax equivalent net interest margin for the third quarter of 2005 was 3.64%. The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve. The yield on earning assets increased 121 basis points during the period while cost of funds increased 143 basis points, decreasing our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	September 30, 2006			September 30, 2005
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$4,022	$44	4.34%	$16,110	$109	2.68%
Federal funds sold	5,758	73	5.03%	4,857	42	3.43%
Securities - taxable	44,532	566	5.04%	22,195	226	4.04%
Securities - tax exempt (1)	17,060	280	6.51%	12,349	199	6.39%
Loans	520,260	10,040	7.66%	437,426	7,085	6.43%
Total interest-earning assets	591,632	11,003	7.38%	492,937	7,661	6.17%
Allowance for loan losses	(6,323)			(5,926)
Cash and due from banks	18,480			12,379
Other assets	17,808			19,151
Total assets	$621,597			$518,541
Liabilities and Stockholders' Equity
Interest-bearing checking	$30,903	$88	1.13%	$28,236	$45	0.63%
Savings	12,789	29	0.90%	14,250	17	0.47%
Money market	101,984	916	3.56%	70,651	332	1.86%
Certificates of deposit	316,694	4,110	5.15%	261,492	2,443	3.71%
FHLB advances	28,330	372	5.21%	25,356	222	3.47%
Junior subordinated debt	11,856	209	6.99%	3,608	81	8.91%
Total interest-bearing liabilities	502,556	5,724	4.52%	403,593	3,140	3.09%
Noninterest-bearing checking	66,592			66,339
Other liabilities	3,719			2,425
Stockholders' equity	48,730			46,183
Total liabilities and stockholders' equity	$621,597			$518,540
Net interest income		$5,279			$4,521
Rate spread			2.86%			3.08%
Net interest income as a percent of average earning assets			3.54%			3.64%

(1) Computed on a tax equivalent basis for tax exempt securities using a 35% statutory tax rate.

Index

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $645,000, or 50 basis points, annualized, on average loans during the third quarter of 2006 as compared to $600,000, or 49 basis points, annualized, on average loans for the third quarter of 2005. The provision recorded for the third quarter of 2006 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at September 30, 2006 totaled $6.6 million and was 1.23% of total loans outstanding on that date. Total net charge-offs for the three-month period ended September 30, 2006 were $237,798, or 18 basis points, annualized, on average loans and were $697,756, or 63 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income. Noninterest income was $1.3 million during the third quarter of 2006. This was a $111,468, or 9.7%, increase compared to the third quarter of 2005. The majority of the increase relates to Trust services fee income. Trust services fees increased $176,581 from the third quarter of 2005 to $717,772 for the three-month period ended September 30, 2006, reflective of an increase of $70.6 million, or 15.5%, in assets under management. Loan broker fees decreased by $38,768 compared to the third quarter of 2005. Loan volume was the same, $7.9 million in the third quarter of 2006 compared to $8.0 million in the third quarter of 2005; however a larger portion of the loans, $6.1 million in the third quarter of 2006 and $3.2 million in the third quarter of 2005, were kept in the Company’s portfolio versus acting as broker for an outside lender. For 2006, the Company has made the decision to keep more loans in its own portfolio in an effort to put more fixed rate long-term loans in the loan portfolio, helping to neutralize the Company’s interest rate risk profile.

Noninterest Expense. Noninterest expense was $4.4 million for the third quarter of 2006 while noninterest expense for the three-month period ended September 30, 2005 was $3.6 million. The main components of noninterest expense for the third quarter of 2006 were salaries and benefits of $2.7 million, occupancy and equipment costs of $555,323, and loan and professional costs in the amount of $197,917 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 24.6% increase in salaries and benefits reflects a 22.8% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $26,631 in stock compensation expense per FAS123(R). The majority our expansion was due to the opening of our Southwest Fort Wayne financial center, the Warsaw, Indiana loan production office, and the transformation or our Angola loan production office into a full service financial center. Loan and professional expenses decreased by $73,164, or 27.0%, primarily due to a $35,000 recapture of legal expense related to a non-performing loan that was paid off during the quarter. Courier service expense increased 10.1% primarily due to the increase in lock-box services, which in turn helped to increase Other Fee income and the increased business from our Angola and Warsaw locations. Other expenses increased $101,196, or 48.0%, primarily from increased processing expenses related to increased account volume and increased training expenses related to new training initiatives and the employee tuition assistance program.

Income Taxes. During the quarters ended September 30, 2006 and 2005, the Company recorded $405,020 and $489,270, respectively, in income taxes expense. The effective tax rate recorded was 29.4% for 2006 as compared to 34.4% for 2005. The reduction in the effective tax rate between the periods was due to additional tax-exempt investment income and primarily the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as, providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and the future.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2006 reflected net income of $2,880,100, or $0.70 per diluted share. This was a $379,014, or 15.2%, increase over 2005’s nine-month period net income of $2,501,086, or $0.61 per diluted share. The operating results for the nine-month period ended September 30, 2006 were favorable compared to the same period in 2005 primarily because earning assets grew and our Net Interest Margin stayed fairly consistent with the previous year. This was offset partially by higher noninterest expense, which is discussed below in more detail.

Total revenue for the first nine months of 2006 as compared to the prior year increased, as total revenue, defined as net interest income plus total noninterest income, increased by 17.8%. For the nine-month period ended September 30, 2006, net interest income increased 16.7%, while total noninterest income increased 22.6% from the same period one year ago primarily due to an increase in Trust and Brokerage fees, BOLI income, and Purchased Receivable fees.

Index

Performance Ratios	September 30
	2006	2005

Return on average assets *	0.65%	0.68%
Return on average equity *	7.98%	7.38%
Net interest margin (TEY) *	3.62%	3.67%
Efficiency ratio	68.89%	64.90%

* annualized

Net Interest Income. Interest income for the nine-month periods ended September 30, 2006 and 2005 was $29.8 million and $20.7 million, respectively, while interest expense was $14.9 million through September 30, 2006 and $7.8 million through September 30, 2005, resulting in net interest income of $14.9 million for the first nine months of 2006 and $12.8 million for the first nine months of 2005. The increase in net interest income was reflective of the general growth in loans and other earning assets, along with an increase in interest rates. The tax equivalent net interest margin for the first nine months of 2006 was 3.62%, while the tax equivalent net interest margin for the first nine months of 2005 was 3.67%. The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve. The yield on earning assets increased 126 basis points during the period while cost of funds increased 146 basis points, decreasing our rate spread on earning assets

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Nine Month Periods Ended
	September 30, 2006			September 30, 2006
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$6,624	$232	4.68%	$10,745	$216	2.69%
Federal funds sold	5,462	193	4.72%	6,602	138	2.79%
Securities - taxable	42,665	1,581	4.95%	23,071	704	4.08%
Securities - tax exempt (1)	15,742	768	6.52%	12,459	608	6.52%
Loans	490,145	27,264	7.44%	420,261	19,218	6.11%
Total interest-earning assets	560,638	30,038	7.16%	473,138	20,884	5.90%
Allowance for loan losses	(6,163)			(5,803)
Cash and due from banks	16,117			12,975
Other assets	20,864			14,260
Total assets	$591,456			$494,570
Liabilities and Stockholders' Equity
Interest-bearing checking	$29,993	$234	1.04%	$27,951	$117	0.56%
Savings	13,808	81	0.78%	13,624	41	0.40%
Money market	94,170	2,257	3.20%	72,471	876	1.62%
Certificates of deposit	290,667	10,554	4.85%	236,906	5,960	3.36%
Short-term borrowings	-		0.00%	17	-	0.00%
FHLB advances	31,490	1,093	4.64%	29,080	650	2.99%
Junior subordinated debt	11,856	628	7.08%	3,608	244	9.04%
Total interest-bearing liabilities	471,984	14,847	4.21%	383,657	7,888	2.75%
Noninterest-bearing checking	67,954			63,495
Other liabilities	3,248			2,116
Stockholders' equity	48,270			45,302
Total liabilities and stockholders' equity	$591,456			$494,570
Net interest income		$15,191			$12,996
Rate spread			2.95%			3.15%
Net interest income as a percent of average earning assets			3.62%			3.67%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.7 million, or 46 basis points, annualized, on average loans during the first nine months of 2006 as compared to $1.7 million, or 54 basis points, annualized, on average loans for the first nine months of 2005. The provision recorded for the first nine months of 2006 was directly related to the growth in the loan portfolio, risk factors inherent in the loan portfolio and recorded charge-offs mainly attributable to commercial loans. The allowance for loan losses at September 30, 2006 totaled $6.6 million and was 1.23% of total loans outstanding on that date. Total net charge-offs for the nine-month period ended September 30, 2006 were $759,540, or 14 basis points, annualized, on average loans and were $1.4 million, or 48 basis points, annualized, on average loans during the same period a year ago.

Index

Noninterest Income. Noninterest income was $3.7 million during the first nine months of 2006. This was a $690,765, or 22.6%, increase compared to the first nine months of 2005. The majority of the increase relates to Trust services fee income and Other Fee revenue. Trust services fees increased $532,495 from the first nine months of 2005 to $2.1 million for the nine-month period ended September 30, 2006, reflective of an increase of $70.6 million, or 15.5%, in assets under management. Other Fee revenue increased by $327,631, or 43.7%, due primarily to increased BOLI income and fees received on our Purchased Receivables program. The Company purchased an additional $7.0 million of BOLI in June 2005 and the Purchased Receivables program was put in place in April 2005. Loan broker fees decreased by $114,535 compared to the first nine months of 2005. Loan volume was higher, $26.9 million in the first nine months of 2006 compared to $22.4 million in the first nine months of 2005; however a larger portion of the loans, $22.5million in the first nine months of 2006 and $11.8 million in the first nine months of 2005, were kept in the Company’s portfolio versus acting as broker for an outside lender. For 2006, the Company has made the decision to keep more loans in its own portfolio in an effort to put more fixed rate long-term loans in the loan portfolio, helping to neutralize the Company’s interest rate risk profile.

Noninterest Expense. Noninterest expense was $12.9 million for the first nine months of 2006 while noninterest expense for the first nine months of 2005 was $10.3 million. The main components of noninterest expense for the first nine months of 2006 were salaries and benefits of $7.8 million, occupancy and equipment costs of $1.5 million, and loan and professional costs in the amount of $747,701, and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation. The 26.2% increase in salaries and benefits reflects a 22.8% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $84,297 in stock compensation expense per FAS123(R). ). The majority our expansion was due to the opening of our Southwest Fort Wayne financial center, the Warsaw, Indiana loan production office, and the transformation or our Angola loan production office into a full service financial center. Loan and professional expenses increased by $82,472, or 12.4%, however $125,000 of the expenses were one-time expenses related to the organization of an Investment subsidiary and Real Estate Investment Trust (REIT) subsidiary of the Bank during the second quarter of 2006. Courier service expense increased 10.3% primarily due to the increase in lock-box services, which in turn helped to increase Other Fee income. Other expenses increased $271,071, or 45.0%, primarily from increased processing expenses related to increased account volume and increased training expenses related to new training initiatives and the employee tuition assistance program.

Income Taxes. During the nine-month periods ended September 30, 2006 and 2005, the Company recorded $1.2 million and $1.3 million, respectively, in income taxes expense. The effective tax rate recorded was 30.0% for 2006 as compared to 34.9% for 2005. The reduction in the effective tax rate between the periods was primarily due additional tax-exempt investment income and the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as, providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and future.

Liquidity and Capital Resources

Liquidity. The Company’s general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. Strong deposit growth was realized during the third quarter of 2006, as it has been each quarter since 1999. Deposits have been generated mainly from in-market sources; however, since 2001 the Company has expanded its funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs. In the aggregate these out-of-market deposits and borrowings represented $153.1 million, or 26.0% of the Company’s total funding, at September 30, 2006. Total deposits at September 30, 2006 were $554.3 million and the loan to deposit ratio was 96.2%. Total borrowings at September 30, 2006 were $35.6 million. The Company expects to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources, as funds are available through the marketing of products, and the development of branch locations and out of market brokered CD’s. Additionally, the Company and the Bank intends to continue to develop wholesale, out-of-market deposits and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $49.9 million and $47.3 million at September 30, 2006 and December 31, 2005, respectively. Affecting the increase in stockholders’ equity during the first nine months of 2006 was $2.9 million in net income, reduced by a dividend payment of $481,861, or $0.12 per share, and a $35,417 decrease in the unrealized appreciation of securities available for sale, net of tax. Additionally, the Company issued 17,874 shares of common stock from stock options exercised for $217,093 and recorded $84,297 of stock option compensation expense per FAS123R.

Index

During the first nine months of 2006, the Company paid dividends three times. The dividend declared and paid was $0.04 per share in each quarter and amounted to an annual total of $481,861. The ability of the Company to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however the Company anticipates to continue paying dividends on a quarterly basis for the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2006			December 31, 2005
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	9.92%	5.00%	4.00%	11.08%	5.00%	4.00%
Tier 1 risk-based	11.17%	6.00%	4.00%	12.16%	6.00%	4.00%
Total risk-based	12.36%	10.00%	8.00%	13.23%	10.00%	8.00%

The Bank
Leverage capital	8.46%	5.00%	4.00%	9.28%	5.00%	4.00%
Tier 1 risk-based	9.47%	6.00%	4.00%	10.18%	6.00%	4.00%
Total risk-based	10.67%	10.00%	8.00%	11.34%	10.00%	8.00%

Subsequent Events

On November 1, 2006, Curtis A. Brown, then an Executive Vice President and Chief Lending Officer of the Company, left the Company’s employ. Pursuant to Mr. Brown’s contract, he will receive severance payments in the aggregate amount of approximately $350,000. The Company in return received a two-year non-compete, non-solicitation agreement with Mr. Brown within a 100-mile radius of Fort Wayne, Indiana. The Company will expense the severance obligation during the 4th quarter of 2006.

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

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2006.

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

Index

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

The following table depicts the Company’s GAP position as of September 30, 2006:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$11,155					$11,155
Securities available for sale	6,067	5,162	29,388	19,051		59,668
FHLBI and FRB stock				3,234		3,234
Fixed rate loans	33,682	42,165	113,857	35,057		224,761
Variable rate loans	81,813	120,048	98,587	7,848		308,296
Allowance for loan losses						(6,581)
Other assets						43,229
Total assets	$132,717	$167,375	$241,832	$65,190		$643,762
Liabilities
Interest-bearing checking	$1,511	$3,710	$13,335	$13,250		$31,806
Savings accounts	991	2,541	6,789	2,642		12,963
Money market accounts	8,004	20,469	54,708	21,344		104,525
Time deposits < $100,000	10,776	31,940	38,334	26		81,076
Time deposits $100,000 and over	69,354	79,165	98,216			246,735
Short-term borrowings						-
FHLB advances	4,500	10,500	8,700			23,700
Junior subordinated debt				11,856		11,856
Noninterest-bearing checking						77,230
Other liabilities						3,939
Total liabilities	95,136	148,325	220,082	49,118		593,830
Stockholders' Equity						49,932
Total sources of funds	$95,136	$148,325	$220,082	$49,118		$643,762
Net asset (liability) GAP	$37,581	$19,050	$21,750	$16,072	$
Cumulative GAP	$37,581	$56,631	$78,381	$94,453	$
Percent of cumulative GAP to total assets	5.8%	8.8%	12.2%	14.7%

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

Index

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of September 30, 2006. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors. The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

	Principal Amount Maturing in:
($ in thousands)	09/30/07	09/30/08	09/30/09	09/30/10	09/30/11	Thereafter	Total	Fair Value 9/30/2006
Rate sensitive assets:
Fixed interest rate loans	$75,846	$42,905	$27,858	$20,756	$22,340	$35,055	$224,760	$222,694
Average interest rate	6.83%	6.69%	6.62%	6.55%	6.89%	5.57%	6.56%
Variable interest rate loans	201,861	52,049	22,828	14,832	8,877	7,850	$308,297	308,297
Average interest rate	8.29%	8.19%	8.33%	8.21%	7.87%	7.99%	8.25%
Fixed interest rate securities	11,229	10,111	7,983	4,967	6,327	19,051	$59,668	59,671
Average interest rate	4.98%	4.80%	4.74%	4.56%	4.65%	4.57%	4.72%
Other interest bearing assets	11,155						$11,155
Average interest rate	4.84%						4.84%

Rate sensitive liabilities:
Interest bearing checking	5,221	4,249	3,569	2,998	2,519	13,250	$31,806	28,719
Average interest rate	1.14%	1.14%	1.14%	1.14%	1.14%	1.15%	1.14%
Savings accounts	3,532	2,570	1,869	1,360	990	2,642	$12,963	11,537
Average interest rate	0.92%	0.92%	0.92%	0.92%	0.92%	0.92%	0.92%
Money market accounts	28,473	20,702	15,065	10,963	7,978	21,344	$104,525	115,982
Average interest rate	3.65%	3.66%	3.66%	3.67%	3.68%	3.70%	3.67%
Time deposits	191,235	99,438	14,527	22,509	77	25	$327,811	326,257
Average interest rate	5.19%	5.32%	4.05%	4.11%	4.12%	4.08%	5.11%
Fixed interest rate borrowings	5,500	3,500	4,000	1,200		11,856	$26,056	26,385
Average interest rate	4.08%	5.08%	5.16%	4.32%		7.14%	5.78%
Variable interest rate borrowings	9,500						$9,500	9,500
Average interest rate	5.35%						5.35%

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

Index

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

TOWER FINANCIAL CORPORATION

Dated: November 13, 2006	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: November 13, 2006	/ s / Michael D. Cahill
Michael D. Cahill
Executive Vice President, Chief Financial Officer, and Secretary