Form 10-K
period 2006-12-31
TOWER FINANCIAL CORP
filed 2007-03-21
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number 000-25287

TOWER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-2051170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 East Berry Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 427-7000

Name of Each Exchange
	Title of Each Class	on which registered
Securities registered pursuant to Section 12(b) of the Act:	Common stock, no par value	NASDAQ / G

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐	No ☒

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

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2006 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $68,541,323

Number of shares of Common Stock outstanding at March 5, 2007: 4,072,332

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report

Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2006

PART I

ITEM 1	BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a financial services holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank”), a trust company subsidiary, Tower Trust Company (or the “Trust Company”), and three unconsolidated subsidiary guarantor trusts, Tower Capital Trust 1, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation formed on January 1, 2006.  Tower Capital Trust 1, Tower Capital Trust 2, and Tower Capital Trust 3 are unconsolidated, wholly owned Delaware statutory business trusts formed in November 2001, December 2005, and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long term investments and an indirect  wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation is a Maryland real estate investment trust, or “REIT”, formed as well on July 1, 2006.  The REIT purchases mortgage backed real estate loans from the Bank.

We have four distinct operating segments, which are further detailed in Note 19 of the Financial Statements.  The segments are Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well, as their contribution to the Tower Financial Corporation as a whole.

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

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has six branch locations within its market area, a branch location in Angola, Indiana, a loan production office in Warsaw, Indiana, and a loan production office in Indianapolis, Indiana.

During the fourth quarter of 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (or “TBCI”), to be located in Indianapolis, Indiana.  Once formed and capitalized, we plan to invest between $6.75 and $7.65 million and will own 51%of the common stock of TBCI.  Once we receive final regulatory approval for TBCI, our current Indianapolis loan production office will be converted to the corporate office for TBCI and the employees, loans, and deposits will be transferred from the Bank to TBCI.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the our anticipated results or expectations, including our business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•      our dependence on key banking and management personnel;
•      the risk of losses due to loan defaults by larger commercial loan customers or a significant number of  smaller borrowers;
•      our dependence on a favorable local economy in the Bank’s primary service area;
•      the effect of banking regulation and the Bank’s confidence with such regulations on the Bank’s ability to grow and compete;
•      the effect of changes in federal economic and monetary policies and local competition on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•      general changes in economic conditions, including interest rates and real estate values; and
•      restrictions imposed on us by regulators or regulations of the banking industry.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our business.

Tower Bank & Trust Company

Lending
We generally make loans to individuals and businesses located within our market area. Our loan portfolio at December 31, 2006 consisted of commercial and commercial real estate loans (75.5%), residential mortgage loans (15.2%) and personal loans (9.3%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $9.0 million, based on the legal lending limit of 15% of the Bank’s total risk based capital.

Commercial Loans. Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, our customers' financing requirements range from $100,000 to $4.0 million. Approximately 43% of our commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. The majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower. Commercial loans may also be further secured by junior liens on real estate. Our commercial loans have both fixed and floating interest rates and typically have maturities of 1 to 5 years. Commercial and commercial real estate loans comprised approximately 75.5% of our total loan portfolio at December 31, 2006.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent upon the borrower’s operations. We endeavor to reduce the risk associated with these transactions by generally limiting our exposure to owner-operated properties of customers with an established profitable history. In many cases, the Bank may further reduce this risk by (i) limiting the amount of credit to any one borrower to an amount less than the Bank’s legal lending limit and (ii) avoiding certain types of commercial real estate financing.

Mortgage Banking. We provide both fixed and variable rate, long-term residential mortgage loans to our customers. Our general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in our loan portfolio and to sell or broker the balance of long-term, fixed rate and variable rate loans in the secondary market. Loans are either retained in our loan portfolio or direct brokered for another lending institution, in which the loan is written by the other institution and we serve as sales agent only. We are typically paid a commission of 1.5% of the loan amount on brokered loan transactions. We do not retain servicing rights with respect to any of the residential mortgage loans that we broker or sell. During 2006, we originated $29.2 million of residential mortgage loans, of which all were retained, and none were sold in the secondary market. We brokered $7.3 million of residential mortgage loans during 2006. We also purchased an additional $14.0 million of residential mortgages, of which $11.9 million was outstanding as of December 31, 2006.  This was done in a concerted effort to “neutralize” our balance sheet by adding additional fixed rate mortgages to our portfolio in order to limit our interest rate risk associated with a fluctuating rate environment. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

	For the years ended December 31,
($ in thousands)	2006	2005	2004

Real estate mortgage loans originated and retained	$29,200	$12,372	$9,053
Real estate mortgages purchased	14,024	-	-
Real estate mortgages brokered	7,272	19,337	22,783

Personal Loans and Lines of Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and to make home improvements and personal investments. The majority of our personal loans are home equity loans secured by a second lien on real estate. We retain all of such loans in our loan portfolio.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We strive to pursue a policy of conservative loan underwriting, with an emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

Lending Policies
Loan Policies. Although we take a progressive and competitive approach to lending, we strive for, although we cannot guaranty, high quality in our loans. Because of our local nature, management believes that quality control is achieved while still providing prompt and personal service. We employ written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Loan and Investment Committee and our Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our loan operations, while recognizing that not all loan activities and procedures can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer or Chief Lending Officer where appropriate.

Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes regulatory and supervisory loan-to-value limits. Our internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.

Our loan policies also establish an “in-house” limit on the aggregate amount of loans to any one borrower. This limit is a guideline that currently does not exceed 75% of our legal lending limit, which for 2006 was approximately $6.75 million. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to our lending practices.

Loan Review Policies. To ensure that lending practices adhere to loan policies and guidelines, and to ensure that loans are risk rated correctly, we established a Loan Review Department. The primary activities of the Loan Review Department include (i) conducting reviews of specific loans, (ii) assessing the adequacy of loan ratings assigned by lending personnel, (iii) monitoring portfolio concentrations, and (iv) monitoring loans subject to Regulation O. To complete these activities, we employ several management tools, primarily a loan grading system, a loan review memorandum and a formalized watch list.

Source of Funds
Funding Sources. During 2006 and 2005, we did not make any contributions to the Bank as capital. During 2004, we contributed $5 million to the Bank as capital to support the Bank’s balance sheet growth. On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our primary market area. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. We also offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003. Prior to 2004, these out-of-market deposits were generated by direct negotiation with out-of-market banks and credit unions and through negotiated transactions with brokers. Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposits, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2006, the average cost of funds on out-of-market deposits was 4.4%, while the average cost of funds on in-market deposits was 3.3%. At December 31, 2006, approximately 80.3% of our deposits were generated in-market, while 19.7% were out-of-market deposits. Deposits at December 31, 2006, 2005 and 2004 are summarized as follows:

	2006		2005		2004
($ in thousands)	Balance	%	Balance	%	Balance	%

Noninterest-bearing demand	$77,772	13.3%	$66,743	14.5%	$57,800	15.0%
Interest-bearing checking	37,537	6.4%	32,685	7.1%	27,787	7.2%
Money market	123,388	21.0%	76,438	16.6%	74,018	19.2%
Savings	12,488	2.1%	14,081	3.1%	12,936	3.3%
Time, under $100,000	85,171	14.5%	64,561	14.0%	69,220	17.9%
Time, $100,000 and over	250,414	42.7%	206,443	44.7%	144,619	37.4%

Total deposits	$586,770	100.0%	$460,951	100.0%	$386,380	100.0%

Investments
We invest funds which we retain from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization. Although we are permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), we currently have two investments, a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana and an equity investment of $1 million in a limited partnership focused on financial holding companies, primarily bank holding companies. As of December 31, 2006, theses investments carried a value of $1,130,000 and were recorded in other assets.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or foreclosure upon loans, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions.  We are also permitted to invest an aggregate amount not in excess of 50% of our “sound capital” in such real estate and buildings as are necessary for the convenient transaction of our business. Our Board of Directors may alter our investment policy without shareholders’ approval.

Tower Trust Company

Prior to January 1, 2006, we provided our trust and investment management services through a division of Tower Bank & Trust Company. On January 1, 2006, the Bank transferred the business, employees, assets, liabilities, and customers to our new wholly-owned subsidiary, Tower Trust Company.

Investment Management and Trust Services. Our investment management and trust services provide a wide range of traditional personal trust services to customers in our market area. Our trust services include estate planning and money management, as well as traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. We believe that by offering trust services through personalized client service, an experienced professional staff, and a tailored approach to investments that we can enhance and leverage client relationships. We believe that our approach to investment management and trust services has contributed to growth in assets under management to $502 million at December 31, 2006. More importantly, we believe that this approach should allow for continued growth in assets under management and resulting trust services revenues.

The following table reflects assets under management and revenue derived from trust services for the periods indicated.  Figures for periods prior to 2006 reflect trust services that were provided by Tower Bank.

	For the years ended December 31,
($ in thousands)	2006	2005	2004

Assets under management	$501,533	$438,410	$353,995
Number of accounts	630	598	512
Average account size	$796	$733	$691
Trust revenue	$2,585	$2,028	$1,670

Tower Investment Services. In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. The services have been provided through PrimeVest Financial Services, Inc., an ING company.  Tower Investment Services offers our clients comprehensive brokerage capabilities. PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $65.7 million in assets under management at December 31, 2006, compared to $41.6 million at December 31, 2005.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.  Figures for periods prior to 2006 reflect trust services that were provided by Tower Bank.

	For the years ended December 31,
($ in thousands)	2006	2005	2004

Assets under management	$65,665	$41,603	$19,721
Number of accounts	552	315	$142
Average account size	$119	$132	$139
Investment services revenue	$217	$89	$29

Effect of Government Monetary Policies

We, our performance and our results, are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, we can make no prediction as to possible future changes in interest rates, deposit levels, loan demand or the affect thereof on our business.

Regulation and Supervision

General. Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Indiana Department of Financial Institutions, the Internal Revenue Service and the state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with any high degree of certainty. Federal and state laws and regulations generally applicable to our business regulate among other things:

•	the scope of permitted businesses,
•	investments,
•	reserves against deposits,
•	capital levels relative to operations,
•	lending activities and practices,
•	the nature and amount of collateral for loans,
•	the establishment of branches,
•	mergers and consolidations, and
•	dividends.

The foregoing system of supervision and regulation establishes a comprehensive framework, and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank and the public, rather than our shareholders and any change in government regulation may have a material adverse effect on our business.

Bank Holding Company Regulation
As a bank holding company, we are subject to regulation by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended, or the Act. Under the Act, we are subject to examination by the Federal Reserve Board and are required to file reports of the Company’s operations and such additional information as the Federal Reserve Board may require. Under Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not do so absent such policy.

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

With certain limited exceptions, the Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, including rules under which we qualify as a financial holding company as described in the following paragraph, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the Act, many of these acquisitions may be affected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within ten business days after the transaction. In certain cases, prior written notice to the Federal Reserve Board will be required.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Sources."

The Gramm-Leach-Bliley Act (or "Gramm-Leach") which was signed into law on November 12, 1999 authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Although the Company is registered and qualified as a financial holding company, the Company has no current plans to pursue any of the expanded activities available to financial holding companies under Gramm-Leach.

Gramm-Leach contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. We were notified by our regulatory agency that we were in violation of certain aspects of Gramm-Leach requirements during 2005. However, we addressed these violations during the regulatory exam, and we are now in compliance. The violations did not result in any adverse action by the regulatory agencies.

Bank Regulation
The Bank. The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, we are subject to the examination, supervision, reporting and enforcement jurisdiction of the Indiana Department of Financial Institutions, as the chartering authority for Indiana banks, and the Federal Reserve Board as the primary federal bank regulatory agency for state-chartered member banks. Our deposit accounts are insured by the Bank Insurance Fund of the FDIC, which also has jurisdiction over Bank Insurance Fund insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

•	permissible types and amounts of loans,
•	investments and other activities,
•	capital adequacy,
•	branching,
•	interest rates on loans and on deposits,
•	the maintenance of noninterest bearing reserves on deposit, and
•	the safety and soundness of banking practices.

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation, and loan-to-value ratios for loans secured by real property.

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to Tower Financial Corporation or any of our subsidiaries, on investments in our stock or other securities or our subsidiaries, and on the acceptance of our stock or other securities or our subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, our directors and officers and our subsidiaries, to our principal shareholders, and to “related interests” of such persons. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of Tower Financial Corporation or one of our subsidiaries or a principal shareholder of Tower Financial Corporation may obtain credit from banks with which we maintains a correspondent relationship. Also, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase our capital or reduce the amount of our deposits.

The federal banking agencies have published guidelines implementing the Federal Deposit Insurance Corporation’s requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Insurance of Deposit Accounts. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% of greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.  As of December 31, 2006, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  We refer you to Note 14 of the Financial Statements for further analysis of the Capital Requirements.

Consumer and Other Laws
The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, as well as the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

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

Employees

As of December 31, 2006, we had 192 employees, including approximately 186 full-time equivalents. None of our employees is covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

Statistical Disclosure

The statistical disclosure concerning the Company and the Bank, on a consolidated basis, is included in Item 7 of this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge on the Securities and Exchange Commissions website under the symbol “TOFC,” at www.sec.gov, as well as through the Tower Financial Corporation Investor Relations section of the Company's Internet website at www.tofc.net.

The following corporate governance documents are also available through the TOFC Investor Relations section of our Internet website, or may be obtained in print form by written request addressed to Secretary, Tower Financial Corporation, 116 East Berry Street, Fort Wayne, Indiana 46802: Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. The Company intends to post any amendments to the foregoing documents on its website and will report any waivers of the Code for directors and executive officers on a Current Report on Form 8-K.

ITEM 1a.	RISK FACTORS.

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

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally reprice or mature more quickly than our interest-earning liabilities. Prior to June 30, 2004, interest rates had been at historically low levels. Subsequent to that date, the U.S. Federal Reserve has increased its target federal funds rate from 1.00% and was 5.25% as of December 31, 2006.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent of our fixed rate loans that do not reprice (approximately 43% as of December 31, 2006), while rates paid on non-term deposit accounts will rise, thus decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

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

Our loan growth has historically outpaced our ability to fund that loan growth with in-market deposits, and accordingly, we have been required to go to alternative funding sources, such as out-of-market deposits; (typically certificates of deposit) purchased from brokers, borrowings from the Federal Home Loan Bank, and/or from the issuance of Trust Preferred Securities. Our average cost of in-market deposits for 2006 was 3.3% and the average cost of alternative funds was 4.4%. Accordingly, our interest margins are adversely affected to the extent that we must access such alternative funding sources.

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

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. We cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which could adversely affect our earnings.

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

Our growth project in the Indianapolis, Indiana market might not be successful and could adversely affect our earnings.

We have filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana.  If approved and if we commence business, the new bank will be located in Indianapolis, Indiana and we will own 51% of the common stock.  We estimate that our investment will be between $6.75 million and $7.65 million.  Currently we have opened a loan production office in Indianapolis and have hired four employees.  These employees and the office assets would later be transferred to the new entity.

The banking business in the Indianapolis, Indiana market is extremely competitive and is characterized by many large financial institutions, as well as regional and local banks that are both already known in that market and have greater financial resources than ours. As with any new business, therefore, we will incur “start-up” losses, may incur continuing operating losses, and may not be able to successfully compete in the Indianapolis market.  Should these circumstances occur, we may also loss our investment.

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

The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could adversely affect our stock price, which, in turn, could also make it more difficult for us to raise funds through future equity offerings or to use our common stock in acquisitions. As of December 31, 2006, we had 4,043,882 shares of common stock outstanding, with an average daily trading volume for the four weeks prior to December 31 of 1,097 shares. As of December 31, 2006, our officers and directors held options to purchase 275,718 shares of our common stock, at exercise prices considerably below current market values, of which the majority expire and, therefore, must either be exercised or forfeited between December 2008 and January 2009. If a substantial number of these shares, or shares held by institutional or other large investors, are sold within a short period of time, the number of shares offered for sale on the market, in relation to our normal trading volumes, may result in a supply and demand imbalance, which could have a material adverse affect on our stock price.

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

ITEM 1b.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We are leasing the entire first and second floors, along with a portion of the fifth floor, of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as our corporate headquarters, the main bank office, and the Trust Company offices. The headquarters facility consists of drive-up banking windows and approximately 49,257 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property.  We lease our Tower Bank headquarters facility from Tippmann Properties, Inc., a real estate investment company owned and controlled by John Tippman, Sr., a board member and substantial shareholder of our Company.  We refer you for additional detail to the section of this report titled “Related Person Transactions” and the section entitled “Certain Relationships and Related Transactions” which we will incorporate into Item 13 of this report by reference from our proxy statement.

We also lease a bank branch office location in the northwest section of Fort Wayne at 1545 West Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes. The lease had an initial term of five years, expired May 2005 and has two consecutive five-year renewal options. During 2005, we exercised the first of our two five-year renewal options. The renewed lease expires in May 2010. We also lease a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options. We lease 3,000 square feet of office space in Angola, Indiana for use as a full service branch location. The office space is leased for a three-year term that expires in July 2009.  During 2006, we executed a lease for 800 square feet of office space in Warsaw, Indiana that is being used as a loan production office.  The lease is for six-months and expires in February 2007.  We have exercised one of its two six-month renewal options on this space, extending the lease term to August 2007.

During 2006, we executed a temporary use license agreement for 3,436 square feet of office space in Indianapolis, Indiana that is currently being used as a loan production office.  The lease is a month-to-month lease through May 31, 2007.  Upon formation of Tower Bank of Central Indiana, this lease will be assigned to TBCI.

We originally were leasing, and now own a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes.

We own a bank branch on 1.4 acres of land in northeast Fort Wayne at 4303 Lahmeyer Road. This branch office contains 3,000 square feet of space and has two drive-up lanes.

In November 2005, we purchased 0.7 acres of land at 6430 West Jefferson Blvd. in southwest Fort Wayne. Construction began in December 2005 on a 3,000 square foot branch with two drive-up lanes. The branch was opened for business in June 2006.

In November 2006, we executed a purchase agreement for 0.6 acres of land in downtown Warsaw, Indiana.  Construction of a 5,000 square foot regional office and branch facility is expected to begin in March 2007, with a completion date of September 2007.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. We are not currently engaged in any legal proceeding, nor is any legal claim or proceeding threatened that is expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the Nasdaq Global Market System under the symbol “TOFC.” As of March 7, 2007, there were 587 shareholders of record and approximately 2,067 beneficial owners of the common stock.

The following table also presents the high and low sales prices for the common stock on the Nasdaq Global Market System by quarter for 2006 and 2005.

High/Low Stock Price

	2006		2005
	High	Low	High	Low

1st Quarter	$17.430	$16.300	$14.800	$13.900

2nd Quarter	$19.850	$16.660	$15.230	$13.100

3rd Quarter	$19.000	$17.700	$17.210	$14.820

4th Quarter	$18.500	$17.500	$17.250	$14.830

Periods prior to April 15, 2006 reflect the high and low bid prices of Tower Financial Corporation common stock, as quoted on the NASDAQ National Market.  Periods subsequent to April 15, 2006 reflect the high and low sales prices of Tower Financial Corporation common stock as quoted on the NASDAQ Global Market.

Dividends

We did not pay cash dividends on our common stock from our inception through calendar 2005. In December 2005, our board of directors approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations. In 2006, we made four quarterly dividend payments of $0.04 each for a total return of $0.16 per share.   In January 2007, our board of directors voted to increase the quarterly dividend by 10% to $0.044 per share.

Because we are a holding company and substantially all of our assets were held by the Bank at the end of calendar year 2006 our primary source for dividends is the Bank, as well as capital held by the Company. Payments from the Bank to our Company are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2035 and 2037, we would be precluded from paying dividends on our common stock (other than dividends in the form of additional shares of common stock) if we are in default under these debentures, if we have exercised our right to defer payments of interest on these debentures, or if certain related defaults occurred. As part of the regulatory process, the Trust Company may also only pay dividends to our Company with regulatory approval through calendar 2008. Therefore, our ability to pay dividends to its shareholders will depend primarily on the Bank's ability to pay dividends to the Company.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Stock Market Index (United States stocks only) and the Nasdaq Bank Stocks Index for the past five years ending December 31, 2002 - 2006. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the Nasdaq Stock Market Index and the Nasdaq Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Tower Financial Corporation	$122.313	$144.578	$144.578	$165.703	$171.696
Nasdaq Total US Index	53.596	80.131	87.140	88.988	97.784
Nasdaq Bank Index	124.829	160.597	183.827	179.537	201.467

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

	Years ended December 31,
($ in thousands, except per share data)	2006	2005	2004	2003	2002
Results of Operations:
Interest income	$41,057	$29,056	$20,965	$17,826	$16,494
Interest expense	20,787	11,493	6,649	6,061	6,444
Net interest income	20,270	17,563	14,316	11,765	10,050
Provision for loan losses	2,195	2,392	2,360	2,185	1,765
Noninterest income	5,126	4,184	4,274	3,642	2,954
Noninterest expense	18,089	14,082	12,400	10,353	8,416
Income before income taxes	5,112	5,273	3,830	2,869	2,823
Income taxes expense	1,424	1,835	1,351	1,069	1,107
Net income	3,688	3,438	2,479	1,800	1,716

Per Share Data:
Net income: basic	$0.92	$0.86	$0.63	$0.46	$0.57
Net income: diluted	0.89	0.84	0.61	0.45	0.56
Book value at end of period	12.60	11.79	10.99	10.38	9.97
Dividends declared	0.16	n/a	n/a	n/a	n/a

Balance Sheet Data:
Total assets	$671,155	$557,821	$481,117	$436,469	$377,311
Total securities available for sale	69,492	50,642	35,025	24,325	11,171
Loans held for sale	-	-	-	-	5,770
Total loans	550,450	450,391	400,510	376,839	321,340
Allowance for loan losses	6,870	5,645	5,608	5,259	4,746
Total deposits	586,770	460,951	386,380	362,877	310,584
FHLB advances	11,200	34,700	45,000	27,000	21,500
Junior subordinated debt	17,527	11,856	3,608	3,608	3,608
Stockholders' equity	50,958	47,268	44,013	40,909	39,175

Performance Ratios:
Return on average assets	0.61%	0.68%	0.54%	0.45%	0.53%
Return on average stockholders' equity	7.57%	7.52%	5.89%	4.53%	5.90%
Net interest margin	3.58%	3.70%	3.31%	3.04%	3.17%
Efficiency ratio	71.23%	64.75%	66.70%	67.20%	64.72%

Asset Quality Ratios:
Nonperforming loans to total loans	0.70%	0.49%	0.56%	0.51%	0.22%
Nonperforming assets to total assets	0.63%	0.44%	0.56%	0.45%	0.19%
Net charge-offs to average loans	0.19%	0.55%	0.52%	0.47%	0.18%
Allowance for loan losses to total loans	1.25%	1.25%	1.40%	1.40%	1.48%

Liquidity and Capital Ratios:
Loan to deposit ratio	93.81%	97.71%	103.66%	103.85%	103.46%
Total stockholders' equity to total assets	7.59%	8.47%	9.15%	9.37%	10.38%
Total risk-based capital	13.06%	13.23%	12.29%	12.66%	13.86%
Tier 1 leverage risk-based capital	11.94%	12.16%	11.08%	11.44%	12.61%
Tier 1 leverage capital	10.46%	11.08%	9.87%	10.26%	11.75%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Dollar figures in the following tables and discussion are shown and referred to in thousands, except for share data.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's anticipated results or expectations, including its business plan and strategies are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•      our dependence on key banking and management personnel;
•      the risk of losses due to loan defaults by larger commercial loan customers or a significant number of  smaller borrowers;
•      our dependence on a favorable local economy in the Bank’s primary service area;
•      the effect of banking regulation and the Bank’s confidence with such regulations on the Bank’s ability to grow and compete;
•      the effect of changes in federal economic and monetary policies and local competition on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•      general changes in economic conditions, including interest rates and real estate values; and
•      restrictions imposed on us by regulators or regulations of the banking industry.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our business.

Executive Overview

Net income for 2006 was $3,688, a 7.3% increase from 2005.  The increase was due to strong revenue growth, including net interest income and non-interest income of 16.8%, due primarily to loan growth of 22.2% and increases in Trust and Brokerage assets under management of 18.2%.

Operating expenses increased by 28.5% due to the continued growth of the organization, which included the opening of a sixth branch in Allen County, a loan production office in Warsaw, Indiana, a loan production office in Indianapolis, Indiana, and the formation of two investment subsidiaries.

We experienced excellent balance growth during 2006.  Total assets increased by $113,334, or 20.3%.  The increase was primarily in our loan portfolio, which grew by $100,059, or 22.2%.  Assets grew past the $600 million mark during 2006 and we are well on our way towards $700 million.

Deposits grew by $125,819, or 27.3%.  The majority of our growth came from within our market, with Money Market accounts showing the largest growth.  Money Market accounts grew $49,950, or 61.4%.  This large growth in deposits allowed us to substantially reduce our borrowings by $23,500, or 209.8%.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements included in this report.

Allowance for Loan Losses. Our allowance for loan losses represents management’s estimate of probable incurred losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb any loan charged off.

We have an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance has two components: identified specific allocations and a percentage allocation based on loss history for different loan groups.

To determine the allocated component of the allowance, we combine estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the availability of some of those factors, based upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio.

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

Results of Operations

Summary. We reported net income of $3,688, or $0.89 per diluted share, for the year ended December 31, 2006. This reflects an increase in net income from $3,439 in 2005 and net income of $2,479 posted during 2004. Net income per diluted share of $0.89 reflects a $0.05 increase from the $0.84 reported in 2005 and a $0.27 increase from the $0.61 posted in 2004.

The 2006 results reflected a 7.3% growth in net income compared to 2005. Strong revenue growth, including net interest and non-interest income, of $3,649, or 16.8%, due to loan volume growth along with increases in interest rates, was offset by an increase in operating expenses of $4,008, or 28.5%, as a result of infrastructure expansion, personnel reorganization, formation of a de novo bank in Indianapolis, and the formation of two investment subsidiaries. Net interest income in 2006 was $20,270 compared to $17,563 in 2005, an increase of $2,707 due mainly from an increase in loans outstanding and the increase in interest rates. Noninterest income in 2006 was $5,126 compared to $4,184 in 2004, an increase of $942. The increase was due primarily to a $688, or 32.5%, increase in fees earned on Trust and Brokerage assets under management.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income and interest expense for the year ended December 31, 2006 were $41,057 and $20,787, respectively, netting $20,270 in net interest income. Interest income and interest expense for the year ended December 31, 2005 were $29,056 and $11,493, respectively, resulting in $17,563 in net interest income. Interest income and interest expense for the year ended December 31, 2004 totaled $20,965 and $6,649, respectively, providing for net interest income of $14,316. The substantial increase of $2,707 in net interest income in 2006 from 2005 and the increase over net interest income from 2004 were primarily attributable to an increase in the loans outstanding in both years, as well as an increase in the prime-lending rate during 2004, 2005, and 2006.

The net yield on average earning assets during 2006 was 3.58% compared to 3.70% for 2005 and 3.31% for 2004. The decrease in margin during 2006 was attributable to net interest spread compression caused by the increase in general interest rates and its effects on the Company’s variable rate deposits, along with the Company neutralizing its balance sheet with additional fixed rate loans. Management anticipates that margins will stabilize due to the Company’s current neutral balance sheet, assuming interest rates decrease.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2006, 2005 and 2004.

Average Balance,
Interest and Yield/	2006			2005			2004
Cost Analysis	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost

($ in thousands)
Assets
Short-term investments and interest-earning deposits	$5,731	$282	4.92%	$12,139	$399	3.29%	$4,998	$65	1.30%
Federal funds sold	5,716	287	5.02%	6,364	192	3.02%	10,418	112	1.08%
Securities - taxable	43,436	2,157	4.97%	25,127	1,038	4.13%	26,342	1,093	4.15%
Securities - tax exempt (1)	16,165	974	6.03%	12,439	808	6.50%	11,452	742	6.48%
Loans	502,666	37,649	7.49%	425,626	26,893	6.32%	386,587	19,205	4.97%
Total interest-earning assets	573,714	41,349	7.21%	481,695	29,330	6.09%	439,797	21,217	4.82%

Allowance for loan losses	(6,309)			(5,821)			(5,272)
Cash and due from banks	16,286			12,994			12,908
Other assets	22,581			15,602			10,127
Total assets	$606,272			$504,470			$457,560

Liabilities and Stockholders' Equity
Interest-bearing checking	$31,112	$339	1.09%	$28,234	$172	0.61%	$23,316	$86	0.37%
Savings	13,635	112	0.82%	13,736	63	0.46%	11,448	36	0.31%
Money market	98,482	3,295	3.35%	73,737	1,304	1.77%	93,504	965	1.03%
Certificates of deposit	300,356	14,896	4.96%	244,066	8,760	3.59%	200,528	4,520	2.25%
Short-term borrowings			0.00%	13	-	0.00%	656	9	1.37%
FHLB advances	28,260	1,335	4.72%	27,427	833	3.04%	26,680	708	2.65%
Junior subordinated debt	11,463	810	7.07%	4,185	360	8.60%	3,608	325	9.01%
Total interest-bearing liabilities	483,308	20,787	4.30%	391,398	11,492	2.94%	359,740	6,649	1.85%
	-			-
Noninterest-bearing checking	70,727			65,058			53,987
Other liabilities	3,506			2,288			1,756
Stockholders' equity	48,731			45,726			42,077

Total liabilities and stockholders' equity	$606,272			$504,470			$457,560

Net interest income		$20,562			$17,838			$14,568
Rate spread			2.91%			3.15%			2.97%
Net interest income as a percent of average earning assets			3.58%			3.70%			3.31%

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

Changes in Net Interest Income Due To Rate and Volume
	2006 over 2005
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:

Short-term investments and interest-earning deposits	$(265)	$148	$(117)
Federal funds sold	(21)	116	95
Securities - taxable	876	243	1,119
Securities - tax exempt	228	(62)	166
Loans	5,314	5,442	10,756
Net change in interest income	6,132	5,887	12,019
Increase (decrease) in interest expense:
Interest-bearing checking	19	148	167
Savings		49	49
Money market	544	1,447	1,991
Certificates of deposit	2,311	3,825	6,136
FHLB advances	26	476	502
Trust preferred securities	525	(75)	450
Net change in interest expense	3,425	5,870	9,295
Net change in interest income and interest expense	$2,707	$17	$2,724

	2005 over 2004
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$173	$161	$334
Federal funds sold	138	(58)	80
Securities - taxable	(5)	(50)	(55)
Securities - tax exempt	2	64	66
Loans	5,606	2,082	7,688
Net change in interest income	5,914	2,199	8,113
Increase (decrease) in interest expense:		-
Interest-bearing checking	65	21	86
Savings	19	8	27
Money market	576	(237)	339
Certificates of deposit	3,103	1,137	4,240
Short-term borrowings	-	(9)	(9)
FHLB advances	105	20	125
Trust preferred securities	(15)	50	35
Net change in interest expense	3,853	990	4,843
Net change in interest income and interest expense	$2,061	$1,209	$3,270

Interest income is primarily generated from the loan portfolio. Average loans comprised 88%, 88% and 91% of average earning assets during 2006, 2005 and 2004, respectively. During 2006, the loan portfolio had an average yield of 7.49%, and earned $37,649, or 92% of total interest income, an increase of $10,756 from 2005. The improvement in net interest income was mainly due to the increase in average loans along with the impact from the increase in the prime-lending rate during 2005 and 2006. During 2005, the loan portfolio had an average yield of 6.32% and earned $26,893, or 92% of total interest income while the loan portfolio had an average yield of 4.97% and earned $19,205, or 91% of total interest income during 2004.

The total securities portfolio and total short-term investments equaled 10% and 2%, respectively, of average earning assets during 2006. With an average tax-equivalent yield of 5.25%, total securities contributed $3,131, or 8% of total interest income in 2006, while total short-term investments had a combined average yield of 4.87% and earned $558, or 1% of total interest income, in 2006. During 2005, the total securities portfolio and total short-term investments equaled 8% and 4%, respectively, of average earning assets during 2005. With an average tax-equivalent yield of 4.91%, total securities contributed $1,846, or 6% of total interest income in 2005, while total short-term investments had a combined average yield of 3.19% and earned $591, or 2% of total interest income, in 2005.  During 2004, the total securities portfolio and total short-term investments equaled 9% and 3%, respectively, of average earning assets. With an average yield of 4.86%, securities contributed $1,835, or 8% of total interest income in 2004, while total short-term investments had a combined average yield of 1.15% and earned $177, or 1% of total interest income in 2004.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 20% and 62%, respectively, of average interest-bearing liabilities during 2006; 19% and 62%, respectively of average interest-bearing liabilities during 2005; and 26% and 56%, respectively of average interest-bearing liabilities during 2004. Total borrowings were 7% of average earning assets during 2006, 2005 and 2004.

Money market balances had an average rate of 3.35% and cost $3,295, or 16% of total interest expense, in 2006, compared to an average rate of 1.77% and cost $1,304, or 11% of total interest expense, in 2005. Certificates of deposit had an average rate of 4.96% and cost $14,896, or 72% of total interest expense, in 2006, compared to an average rate of 3.59% and cost $8,760, or 76% of total interest expense, in 2005. Interest expense on savings and interest-bearing checking totaled 2% of total interest expense during 2006 and 2005. The Company paid $2,145 of interest expense on borrowings, or 10% of total interest expense, during 2006 and paid $1,193 of interest expense on borrowings, or 10% of total interest expense, during 2005.

During 2004, money market accounts had an average rate of 1.03% and cost $965 or 15% of total interest expense, while certificates of deposit had an average rate of 2.25% and cost $4,520, or 68% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 10% of average interest-bearing liabilities during 2004 with an average rate of 0.35%, or 2% of total interest expense in 2004. Total borrowings had an average rate of 3.41% during 2004.

Provision for Loan Losses. Driven by net charge-offs, growth of the loan portfolio, and the portfolio composition and risk, the provision for loan losses was $2,195 for 2006, $2,392 for 2005 and $2,360 for 2004. This reflects a $197, or 8.2%, decrease from 2006 to 2005. The allowance for loan losses as a percentage of total loans outstanding was 1.25%, 1.25% and 1.40% at December 31, 2006, 2005, and 2004, respectively. The decrease in the allowance for loan loss as a percentage of total loans between 2004 and 2005 was a result of the timing at which we recorded charge-offs. Historically, we have set a specific allowance for the estimated unrealizable value of the loan and recorded the charge-off upon final resolution of the problem loan. In 2005, in an effort to apply current accounting and regulatory standards in a manner that is more consistent with our industry and peers, we began recording charge-offs at the time the expected net realizable value was less than the gross carrying value, rather than carrying these notes at gross with a specific reserve allocated against it. We maintain the allowance for loan losses at a level management feels is adequate to absorb probable losses incurred in the loan portfolio. The evaluation is based upon our historical loan loss experience, along with the banking industry’s historical loan loss experience, as well as known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors.

We had $3,843 of nonperforming loans at December 31, 2006, an increase of $1,647 from the $2,196 of nonperforming loans at December 31, 2005. Nonperforming loans were $2,257 at December 31, 2004. We reported $970 of net charge-offs, or 0.19% of average loans during 2006 compared to $2,355 in net charge offs or 0.55% of average loans during 2005 and $2,011 in net charge offs during 2004.  Loan growth during 2006 was $101,131, nearly double the growth achieved in 2005.

Noninterest Income. Total noninterest income was $5,126 for the year ended December 31, 2006 compared to $4,183 and $4,274 for the years ended December 31, 2005 and 2004, respectively. Fees from trust and brokerage services grew 32.5% resulting from an increasing base of accounts and assets under management, and was $2,806 for 2006 compared to $2,118 for 2005 and $1,687 in 2004. Mortgage broker fees were $122 during 2006, a decrease of $143 or 54% from $265 for 2005. Mortgage broker fees were $327 for 2004. The decrease in 2006 was attributable to a conscious effort by the Company to retain more loans in its own portfolio versus brokering for a third party. Total mortgage loan origination volume of approximately $36,472 was 14.5% higher than 2005 and 2004. Deposit service charges were $724 in 2006, showing a decrease of $36 or 5.0% from 2005. Deposit service charges increased $140 or 22.6% between 2005 and 2004. In November 2004, the Bank received a reimbursement from its insurance carrier against losses recorded for the unauthorized mortgage issue detected in 2002. The reimbursement received was for $860, however the Bank incurred expenses and losses against this claim of $241 and $1,055 in 2004 and 2003 respectively. Other fee income increased mainly as a result of income generated from bank-owned life insurance (BOLI) and ACH/Wire fees. In addition to the above, 2006 noninterest income results included no gains or losses on the sale of securities available for sale compared to a loss on the sale of securities of $34 in 2005 and a gain on the sale of securities and loans of $154 during 2004.

Noninterest Expense. Noninterest expense totaled $18,089 for the year ended December 31, 2006 compared to $14,081 and $12,399 for the years ended December 31, 2005 and 2004, respectively, an increase of $4,008 or 28.5% during 2006 over 2005. The increase in expenses is mainly attributable to the infrastructure growth of the Bank, personnel reorganization, the formation of a de novo bank in Indianapolis, and the formation of two investment subsidiaries.

Salary and benefit costs increased $2,522, or 30% and were 60.5% of total noninterest expenses.  This increase was reflective of the addition of 36 new full-time equivalent employees during 2006.  Seven of the new employee’s related to the addition of our sixth banking office in Fort Wayne, the opening of a loan production office in Warsaw, and the conversion of our Angola loan production office into a full service banking center.  Overall, operating expenses increased by $288,000 related to these office expansions.  During the fourth quarter of 2006, the President of the Bank resigned.  The payout on his employment contract had a net impact of  $285 on salary expense in 2006.  We also incurred $318 of expense related to the formation of a de novo bank in Indianapolis and the hiring of its current four person staff in our Indianapolis loan production office.  We are anticipating regulatory approval of the new institution in early 2007, with a Spring 2007 opening projected.  Lastly, we adopted FAS123(R) on January 1, 2006, which required us to begin expensing the value of unvested stock options.  The stock option expense for 2006 was $111. Occupancy and equipment costs increased $314, or 17.2%, and were $2,140 or 11.8% of total expenses.  Occupancy and equipment costs increased as a direct result of the infrastructure growth described above.  Loan and professional costs increased during 2006 from prior year levels by $177 or 21.2%. The increase was attributable primarily to $150 of costs associated with the implementation of Tower Capital Investments, Inc. and Tower Funding Corp. Tower Capital Investments, Inc, is a wholly-owned subsidiary of the Bank, while Tower Funding Corp is a wholly-owned subsidiary of Tower Capital Investments.  Tower Funding Corp is a Real Estate Investment Trust (“REIT”) that was established to hold real estate mortgage loans, the income from which gives Tower Bank an alternative source for raising capital in the future if the need arises.  Data processing expenses increased by $256, or 57.1%, primarily due to our increase infrastructure, which causes the need for greater storage capacity with our data warehousing supplier.  Other, various expense categories increased during 2006, such as marketing, office supplies and postage, and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $1,306 for 2006, $860 for 2005 and $827 for 2004, which reflected a $446, or 51.9% increase in 2006 and, $47.9 or 57.9% increase from 2004, as compared to the prior year.

During 2005, salaries and benefits costs were $8,417, while occupancy and equipment expenses totaled $1,826. Additional large overhead expenses in 2005 included costs for professional fees and services, which amounted to $836, and marketing expenses of $610. Significant noninterest expenses during 2004 were $6,867 for salary and benefit costs, $1,621 for occupancy and equipment costs, and $1,295 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 71.2% in 2006 compared to 64.8% in 2005 and 66.7% in 2004. The overall level of efficiency ratio continues to be high, but reflects expected infrastructure costs associated with growth as well as certain non-recurring costs discussed above. As anticipated, improvement in the efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized, the Company will earn more on the larger base of earning assets while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2006, 2005 and 2004, we recorded $1,424, $1,835 and $1,351, respectively, in income taxes expense. The effective tax rate recorded for 2006 was 27.9% as compared to 34.8% for 2005 and 35.3% for 2004. The reduction in the effective tax rate in 2006 was primarily due to additional tax-exempt investment income and the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as, providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and future. The reduction of the effective tax rate in 2005 and 2004 was primarily due to us increasing our tax-exempt security portfolio and the purchase of additional bank-owned life insurance (BOLI) during 2005.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $50,958 and $47,268 at December 31, 2006 and 2005, respectively. Affecting the increase in stockholders’ equity during 2006 was net income of $3,688, $419 from the net exercise of stock options, $111 from stock option compensation expense per FASB 123(R), and $(643) from dividends to shareholders. Stockholders’ equity increased during 2005 from net income of $3,439 and from $54 in the net exercise of stock options.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2006 and 2005 are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Prior to 2006 no cash or stock dividends were paid. In December 2005, our board of directors formally approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations. During 2006, we paid dividends of $0.16 per share in four quarterly installments.  In January 2007, our board of directors voted to increase the quarterly dividend payment by 10% to $0.044 per share commencing with the first quarter dividend payment.

Liquidity and Capital Ratios	December 31
	2006	2005
Loan to deposit ratio	93.81%	97.71%
Loan to funding ratio	89.43%	88.70%
Total risk-based capital	13.06%	13.23%
Tier 1 risk-based capital	11.94%	12.16%
Tier 1 leverage capital	10.46%	11.08%

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet depositor withdrawals, maintain reserve requirements, to fund loans and to fund operational expenses. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposit growth was substantial during 2006 and 2005. We mainly generated deposits from in-market sources; however, we expanded our funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 we further expanded our funding base to include brokered deposits. At December 31, 2006, the balance of non-brokered national market CDs, brokered CDs, and FHLB borrowings were $495, $113,540 and $11,200 respectively, as compared to $2,969, $107,104 and $34,700, respectively, at December 31, 2005. We expect to continue to experience loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and had no borrowings at December 31, 2006 and 2005. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $23,500 at December 31, 2006 and December 31, 2005. We view this type of funding as only a secondary and temporary source of funds.

Contractual Obligations, Commitments and Off-Balance Sheet Risk

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby and commercial letters of credit. The Bank maintains off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer’s needs vary, as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

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

Tower Financial Corporation, the Bank, and the Trust Company occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems.  We refer you to the discussion at Item 2A (“Properties”) and to the section herein on “Related Person Transactions” for additional information regarding our long-term leases.

The following tables represent our contractual obligations and commitments at December 31, 2006.

Contractual Obligations
at December 31, 2006	Payments Due by Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$2,500	$8,700			$11,200
Junior subordinated debt				17,527	17,527
Operating leases	867	2,496	1,511	756	5,630
Certificates of Deposit	196,480	124,182	14,896	26	335,584
Total contractual cash obligations	$199,847	$135,378	$16,407	$18,309	$369,941

Commitments
at December 31, 2006	Amount of Commitment Expirations Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of credit / loan commitments	$23,830	$19,944	$76,386	$1,151	$121,311
Standby letters of credit	3,760	75	13		3,848
Total commitments	$27,590	$20,019	$76,399	$1,151	$125,159

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2006 and 2005, the Bank had $24,044 and $19,916, respectively, in loan commitments to directors and executive officers, of which $18,088 and $14,447 were funded at the respective period-ends. These loans have been made in the Bank’s ordinary course of business with similar terms to the Bank’s similarly situated customers.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director and substantial shareholder. Although the original lease was entered into in 1998 and amended in 2001, 2004, and again in 2006 to add additional space, each transaction was considered and approved by our Audit Committee and by greater than a majority of the members of our Board of Directors (with Mr. Tippmann abstaining).  Our composite rental rate and terms are market competitive, and under our Statement of Policy for the Review, Approval, or Ratification of Transactions with Related Persons, our Audit Committee has reviewed and ratified all terms of the lease, as amended and have found that the terms are fair and reasonable and in the best interest of our Company and shareholders.  The total amount paid to Tippmann Properties for rent and maintenance was $676, $604 and $484 during 2006, 2005 and 2004, respectively. The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

Financial Condition

We again experienced significant growth during 2006. Total assets were $671,155 at December 31, 2006 compared to $557,821 at December 31, 2005, an increase of $113,334 or 20.3%. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by a significant growth in deposits and the use of short-term investments.  Asset growth has been substantial during each year since we began operations. Management anticipates that, in the near-term, assets will increase at a rate similar to our historical trends as management continues to market our products, banking expertise and trust services, deliver a high level of customer service and develop its branch network.

Earning Assets. The Bank’s loan portfolio experienced another year of significant growth during 2006. Loans were $550,450 at December 31, 2006 compared to $450,391 at December 31, 2005, an increase of $100,059, or 22.2%. The loan portfolio, which equaled 86.3% and 85.3% of earning assets at December 31, 2006 and 2005, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2006, commercial and commercial real estate loans were approximately 75.5% of the loan portfolio and represented loans to business interests generally located within the Bank’s market area. Approximately 43% of the loan portfolio at December 31, 2006 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 32.4% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $157,759 or 28.8% of total loans, and building, development and general contracting at $96,617, or 17.6% of total loans. The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. Residential mortgage and home equity lending, while only 21.0% of loans at December 31, 2006, also experienced significant growth. Consumer loans, while only 3.5% of total loans at December 31, 2006, reflected an increase of 25.9% during 2006 from 2005 levels. Management believes that loan growth should continue as the Bank expands its distribution network during 2007; however, our main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2006, 2005, 2004, 2003 and 2002.

Loans Outstanding
	December 31,
($ in thousands)	2006	2005	2004	2003	2002

Commercial	$236,808	$208,868	$189,717	$198,063	$185,250
Commercial real estate	178,611	145,559	124,722	100,309	76,546
Residential real estate	83,601	50,293	45,081	40,648	26,097
Home equity	32,097	30,252	28,430	25,944	20,043
Consumer	19,376	15,390	12,239	11,594	13,290
Total loans	550,493	450,362	400,189	376,558	321,226
Net deferred loan (fees) / costs	(43)	29	322	280	114
Allowance for loan losses	(6,870)	(5,645)	(5,608)	(5,259)	(4,746)

Net loans	$543,580	$444,746	$394,903	$371,579	$316,594

The following table presents the maturity of total loans outstanding as of December 31, 2006, according to scheduled repayments of principal and also based upon repricing opportunities.

Maturities of Loans Outstanding

($ in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$192,993	$35,935	$7,839	$236,767
Commercial real estate	125,026	42,877	10,709	178,612
Residential real estate	17,097	32,654	33,849	83,600
Home equity	25,443	6,443	210	32,096
Consumer	14,728	4,639	8	19,375

Total loans	$375,287	$122,548	$52,615	$550,450

Loan Repricing Opportunities:
Fixed rate	$62,188	$122,548	$52,615	$237,351
Variable rate	313,099	-	-	313,099

Total loans	$375,287	$122,548	$52,615	$550,450

The Bank’s credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Bank must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watchlist.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2006, there were $39,075 of potential problem loans outstanding on the watchlist. At December 31, 2005, there were $33,723 of potential problem loans outstanding on the watchlist.

Nonperforming loans at December 31, 2006 were $3,843, including $3,488 of loans placed on nonaccrual status and categorized as impaired, two loans totaling $354 were past due 90 days and still accruing but categorized as impaired, and $354 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans are $8,845, which includes all nonaccrual loans plus commercial loans deemed impaired with a balance of $5,537 that are still accruing. Nonperforming loans at December 31, 2005 were $2,196, including $1,332 of loans placed on nonaccrual status and categorized as impaired and $864 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans were $5,579, which includes all nonaccrual loans plus commercial loans impaired of $4,247 that were still accruing. Nonperforming loans at December 31, 2004 were $2,257, including $1,580 of loans placed on nonaccrual status and categorized as impaired and $677 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans were $5,095, which included all nonaccrual loans plus commercial loans impaired of $3,515 that were still accruing.

During 2006, the Bank experienced $970 in net charged-off loans compared to $2,355 of net charge-offs in 2005 and $2,011 in 2004. The 2006 ratio of net charge-offs to total average loans was 0.19%. Of the loans charged off in 2006, no single charge-off was in excess of $150. Of the loans charged off during 2005, $500 was attributable to one commercial credit. Of the loans charged off during 2004 $1,000 was attributable to one commercial credit.

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses
($ in thousands)
Loan Type	Dec 31, 2006 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2005 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2004 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2003 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2002 Alloc.	Loan Type As a % of Total Loans

Commercial	$4,693	43.1%	$4,524	46.4%	$5,124	47.4%	$4,011	52.6%	$4,033	57.7%
Commercial real estate	1,986	32.4%	796	32.3%	137	31.1%	751	26.6%	199	23.8%
Residential real estate	88	15.2%	81	11.2%	51	11.3%	190	10.8%	90	8.1%
Home equity	17	5.8%	183	6.7%	33	7.1%	85	6.9%	125	6.3%
Consumer	82	3.5%	51	3.4%	156	3.1%	111	3.1%	269	4.1%
Unallocated	4	n/a	10	n/a	107	n/a	111	n/a	30	n/a

Total allowance for loan losses	$6,870	100.0%	$5,645	100.0%	$5,608	100.0%	$5,259	100.0%	$4,746	100.0%

See Note 3 to the Consolidated Financial Statements for detail of activity in allowance for loan losses.

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditors’ rights in order to preserve the Bank’s position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews the sufficiency of collateral and its value.

Although management considers the allowance for loan losses to be adequate to absorb losses that are incurred, there can be no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $1,351 of charge-offs and $381 of recoveries during 2006. We experienced $2,483 of charge-offs and $128 of recoveries during 2005, $2,057 of charge-offs and $46 of recoveries during 2004, and $1,705 of charge-offs and $34 of recoveries during 2003. Prior to 2003, we only experienced an aggregate amount of $505 in loan charge-offs during its first four years of operations.

Total Securities Portfolio	December 31,
($ in thousands)	2006 Net Carrying Value	2005 Net Carrying Value	2004 Net Carrying Value

U.S. Government agency debt obligations	$23,046	$17,683	$14,926
Obligations of states and political subdivisions	19,627	14,015	12,797
Mortgage-backed securites	26,819	18,944	7,302

Total securities	$69,492	$50,642	$35,025

Securities available for sale at fair value increased during 2006, and totaled $69,492 at December 31, 2006 compared to $50,642 at December 31, 2005 and $35,025 at December 31, 2004. We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During both 2006 and 2005, we again expanded the size and length of maturity of the portfolio as we continued to develop a more diversified portfolio. The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. A net unrealized loss on this portfolio was recorded at December 31, 2006 in the amount of $(173) compared to a net unrealized loss in the amount of $(340) at December 2005, and a net unrealized gain of $34 at December 31, 2004. There were no interest-bearing deposits with other banks at December 31, 2006, 2005, or 2004. The table above presents the total securities portfolio as of December 31, 2006, 2005 and 2004. During 2006, we did not sell any securities. During 2005, we sold $2,999 of available for sale agency securities and recorded a $(34) loss from the sales. During 2004, we sold $6,507 of available for sale agency securities and recorded a $154 gain from the sales.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decrease of $9,111 during 2006, were $14,471 and $23,582 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, these short-term assets were approximately 2.3% and 4.5% of earning assets, respectively.

Source of Funds

Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within the market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) developed during 2005 and 2006. The out-of-market deposits are generated through negotiated transaction with brokers. Total deposits were $586,770 at December 31, 2006 and $460,951 at December 31, 2005, an increase of $125,819, or 27.3%.

Noninterest-bearing deposits totaled $77,773 at December 31, 2006, a 16.5% increase from $66,743 at December 31, 2005. At December 31, 2006, noninterest-bearing deposits were approximately 13.3% of total deposits, a decrease from the 2005 level of 14.5%. Noninterest-bearing deposits at December 31, 2006 were comprised of $73,510 in business checking accounts, $366 in public funds and $3,897 in consumer accounts.

Interest-bearing deposits grew during 2006 and were $508,998 at December 31, 2006, a 29.1% increase over $394,208 at December 31, 2005. Interest-bearing deposits at December 31, 2006 were comprised of approximately 24.2% in money market accounts, 9.8% in interest-bearing checking and savings accounts, and 66.0% in certificates of deposit. The December 31, 2006 percentages reflect a modest change in the deposit mix from 2005, when the percentages were 19.4%, 11.9%, and 68.7%, respectively.

With the exception of Savings accounts, all deposit categories increased in 2006.  The largest increase was in the Money Market category, as Money Market deposits increased by $46,950, or 61.4%.  The large increase is primarily due to the addition of our new “Reserve” product during the early second quarter of 2006.  The “Reserve” is a sweep product that allowed us to handle the swept accounts in-house versus sending the deposits to another institution.  This allowed us to maintain these balances on our balance sheet.  As of December 31, 2006, the balance in the “Reserve” account was $45,449.  Savings accounts decreased by $1,593, or 11.3%. However this is offset by a $4,852, 14.8%, increase in interest-bearing checking accounts.  The change is reflective of the rising interest rate environment and the flexibility of the interest-bearing checking accounts versus the standard savings account.  Certificate of deposits under $100 increased by $20,611, or 31.9%, while certificates of deposit over $100 increase by $43,969, or 21.3%.  The increases in certificates of deposit were again reflective of the rising interest rate environment.  $38,685 of the growth in CDs over $100 came from within the Bank’s market area, while the remainder was from the purchase of brokered CDs.

We had no short-term borrowings at December 31, 2006 or December 31, 2005. In addition to federal funds purchased, we also had borrowings in the amount of $11,200 in Federal Home Loan Bank (“FHLB”) bullet advances at December 31, 2006 compared to $34,700 at December 31, 2005.  The decrease in FHLB borrowings during 2006 was the result of significant deposit growth, as well as the use of excess short-term investments to fund asset growth.  During 2006, we made a conscious effort to keep our liquidity lower by utilizing these excess short-term investments.

 We had $17,527 and $11,856 aggregate principal amount in junior subordinated debenture outstanding at December 31, 2006 and 2005, respectively. We have three statutory trust subsidiaries. TCT1 effected a private placement of $3,500 in Trust Preferred Securities on November 16, 2001, which was paid-off in November 2006. TCT2 effected a private placement of $8,000 in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9,000 on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT1 is November 15, 2031. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities were redeemable prior to the maturity date beginning November 15, 2006 and each year thereafter at our option. We redeemed these securities on November 15, 2006. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 4, 2010 and each year thereafter at our option.  The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 29, 2011 and each year thereafter at our option.

Stockholders’ equity was $50,958 at December 31, 2006 and $47,268 at December 31, 2005.  The increase of $3,690 was mainly attributable to 2006 net income of $3,688 and $419 from the net exercise of stock options. Other items affecting stockholders’ equity was a $115 change in net unrealized appreciation/(depreciation) on securities available for sale and derivative instruments, net of tax, stock compensation expense of $111 per the rules of FASB 123(R), and $(643) from dividends paid in the amount of $0.16 per share. At December 31, 2006, we had a balance of $12,524 in retained earnings while at December 31, 2005 the balance was $9,479, an increase of $3,045 from 2005 due to net income generated during 2006 less dividend paid. See “Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has no agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates is assumed to be insignificant.

Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on our interest-earning assets over the interest paid on our interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and overall asset quality.

There are two interest rate risk measurement techniques that we may use. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates.

The following table describes our position as of December 31, 2006:

Rate Sensitivity Analysis

($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest- earning deposits	$14,471					$14,471
Securities available for sale	7,918	8,338	26,413	26,823		69,492
FHLBI and FRB stock				3,078		3,078
Fixed rate loans	17,235	44,953	122,548	52,615		237,351
Variable rate loans	313,099	-	-	-		313,099
Allowance for loan losses						(6,870)
Other assets						40,534
Total assets	$352,723	$53,291	$148,961	$82,516		$671,155
Liabilities
Interest-bearing checking	$37,537	$-	$-	$-		$37,537
Savings accounts	12,488	-	-	-		12,488
Money market accounts	123,388	-	-	-		123,388
Time deposits < $100,000	62,950	17,572	4,623	26		85,171
Time deposits $100,000 and over	139,447	57,555	53,411			250,413
Short-term borrowings						-
FHLB advances		2,500	8,700			11,200
Junior subordinated debt				17,527		17,527
Noninterest-bearing checking						77,772
Other liabilities						4,701
Total liabilities	375,810	77,627	66,734	17,553		620,197
Stockholders' Equity						50,958
Total sources of funds	$375,810	$77,627	$66,734	$17,553		$671,155
Net asset (liability) GAP	$(23,087)	$(24,336)	$82,227	$64,963	$
Cumulative GAP	$(23,087)	$(47,423)	$34,804	$99,767	$
Percent of cumulative GAP to total assets	-3.4%	-7.1%	5.2%	14.9%

A second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. A simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, a model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies, among other factors. As growth has dictated, we began utilizing simulation analysis as a tool for measuring the effects of interest rate risk on the income statement at the end of 2003.

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2006. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	12/31/2006
Rate sensitive assets:
Fixed interest rate loans	$62,188	$41,190	$33,049	$23,255	$25,054	$52,615	$237,351	$235,116
Average interest rate	7.03%	6.77%	6.74%	6.65%	6.89%	6.08%	6.69%
Variable interest rate loans	206,922	55,436	25,064	12,030	8,619	5,028	313,099	313,099
Average interest rate	8.32%	8.15%	8.35%	8.19%	7.85%	7.93%	8.27%
Fixed interest rate securities	16,256	8,238	8,181	4,440	5,554	26,823	69,492	69,492
Average interest rate	4.95%	4.81%	4.81%	4.41%	4.59%	4.53%	4.69%
Other interest bearing assets	14,471						14,471	14,471
Average interest rate	5.56%						5.56%

Rate sensitive liabilities:
Interest bearing checking	8,185	6,375	4,970	3,880	3,032	11,095	37,537	37,537
Average interest rate	1.26%	1.27%	1.27%	1.27%	1.27%	1.29%	1.27%
Savings accounts	3,189	2,532	1,843	1,341	976	2,607	12,488	12,488
Average interest rate	1.06%	0.97%	0.97%	0.97%	0.97%	0.97%	0.99%
Money market accounts	33,894	24,550	17,792	12,902	9,362	24,888	123,388	123,388
Average interest rate	3.74%	3.75%	3.76%	3.77%	3.77%	3.82%	3.76%
Time deposits	196,479	104,535	19,648	14,678	218	26	335,584	334,099
Average interest rate	5.17%	5.48%	4.05%	4.11%	4.91%	4.09%	5.15%
Fixed interest rate
borrowings	2,500	3,500	4,000	1,200		17,527	28,727	28,209
Average interest rate	4.17%	5.08%	5.16%	4.32%		6.40%	5.78%
Variable interest rate
borrowings		-	-	-	-	-	-
Average interest rate

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tower Financial Corporation Consolidated Balance Sheets At December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$14,393,790	$14,326,710
Short-term investments and interest-earning deposits	8,863,112	16,393,439
Federal funds sold	5,608,064	7,188,188
Total cash and cash equivalents	28,864,966	37,908,337

Securities available for sale, at fair value	69,491,806	50,642,276
FHLB and FRB stock	3,078,400	3,421,300

Loans	550,450,313	450,390,935
Allowance for loan losses	(6,870,442)	(5,645,301)
Net loans	543,579,871	444,745,634
	-	-
Premises and equipment, net	5,870,699	4,638,436
Accrued interest receivable	3,620,368	2,802,189
Bank owned life insurance	10,851,519	10,462,402
Other assets	5,797,183	3,200,086

Total assets	$671,154,812	$557,820,660

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$77,772,481	$66,742,748
Interest-bearing	508,997,823	394,208,113
Total deposits	586,770,304	460,950,861
	-	-
Federal Home Loan Bank (FHLB) advances	11,200,000	34,700,000
Junior subordinated debt	17,527,000	11,856,000
Accrued interest payable	1,716,994	954,075
Other liabilities	2,982,675	2,091,670
Total liabilities	620,196,973	510,552,606

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,043,882 and 4,007,936 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	38,536,406	38,006,929
Retained earnings	12,523,750	9,478,812
Accumulated other comprehensive income, net of tax of $(53,785) in 2006 and $(122,448) in 2005	(102,317)	(217,687)
Total stockholders' equity	50,957,839	47,268,054

Total liabilities and stockholders' equity	$671,154,812	$557,820,660

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Loans, including fees	$37,648,724	$26,893,186	$19,205,012
Securities - taxable	2,156,655	1,038,112	1,093,255
Securities - tax exempt	681,615	533,455	489,690
Other interest income	569,560	591,032	176,897
Total interest income	41,056,554	29,055,785	20,964,854
Interest expense:
Deposits	18,642,725	10,298,929	5,607,090
Short-term borrowings		288	9,358
FHLB advances	1,334,608	833,226	707,568
Junior subordinated debt	809,419	360,290	324,720
Total interest expense	20,786,752	11,492,733	6,648,736
Net interest income	20,269,802	17,563,052	14,316,118
Provision for loan losses	2,195,000	2,392,000	2,360,000
Net interest income after provision for loan losses	18,074,802	15,171,052	11,956,118
Noninterest income:
Trust and brokerage fees	2,806,267	2,118,275	1,686,633
Service charges	723,725	759,553	619,951
Loan broker fees	122,322	264,526	326,835
Net gain/(loss) on sale of securities		(33,694)	154,338
Insurance settlement			860,000
Other fees	1,473,856	1,074,863	626,251
Total noninterest income	5,126,170	4,183,523	4,274,008
Noninterest expense:
Salaries and benefits	10,939,447	8,417,091	6,867,061
Occupancy and equipment	2,139,751	1,825,788	1,620,794
Marketing	598,324	609,797	475,872
Data processing	704,081	448,266	379,221
Loan and professional costs	1,012,805	835,516	1,294,783
Office supplies and postage	463,011	310,714	333,622
Courier services	365,107	330,334	306,836
Business development	560,677	443,932	294,127
Other expense	1,306,220	859,720	827,059
Total noninterest expense	18,089,423	14,081,158	12,399,375
Income before income taxes	5,111,549	5,273,417	3,830,751
Income taxes expense	1,423,637	1,834,760	1,351,440
Net income	$3,687,912	$3,438,657	$2,479,311
Basic earnings per common share	$0.92	$0.86	$0.63
Diluted earnings per common share	$0.89	$0.84	$0.61
Average common shares outstanding	4,020,004	4,006,170	3,959,837
Average common shares and dilutive potential common shares outstanding	4,137,665	4,083,004	4,054,040

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2006, 2005 and 2004

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, Janaury 1, 2004	$37,322,694	$3,560,844	$25,111	$40,908,649

Comprehensive Income
Net income for 2004		2,479,311		2,479,311
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(3,104)			(4,656)	(4,656)
Total Comprehensive Income				2,474,655

Issuance of 60,637 shares of common stock for stock options exercised, and related tax benefit	630,166			630,166

Balance, December 31, 2004	37,952,860	6,040,155	20,455	44,013,470
Comprehensive Income
Net income for 2005		3,438,657		3,438,657
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($136,086)			(238,142)	(238,142)
Total Comprehensive Income				3,200,515
Total Comprehensive Income				3,200,515

Issuance of 4,780 shares of common stock for stock options exercised, and related tax benefit	54,069			54,069

Balance, December 31, 2005	38,006,929	9,478,812	(217,687)	47,268,054

Comprehensive Income
Net income for 2006		3,687,912		3,687,912
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $68,663			98,471	98,471

Change in net unrealized gain (loss) on interest rate floor, net of tax of $8,706			16,899	16,899

Total Comprehensive Income				3,803,282

Cash dividends paid ($0.16 per share)		(642,974)		(642,974)

Stock option compensation expense	110,928			110,928

Issuance of 33,946 shares of common stock for stock options exercised, and related tax benefit	418,549			418,549
Balance, December 31, 2006	$38,536,406	$12,523,750	$(102,317)	$50,957,839

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,687,912	$3,438,657	$2,479,311
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	882,535	674,348	678,163
Provision for loan losses	2,195,000	2,392,000	2,360,000
Earnings on life insurance	(389,117)	(256,617)	(78,401)
Net gain on sale of securities			(154,338)
Stock option compensation expense	110,928
FHLB stock dividend		(38,800)	(59,300)
Change in accrued interest receivable	(818,179)	(832,579)	(680,240)
Change in other assets	(2,648,861)	(491,981)	471,785
Change in accrued interest payable	762,919	394,862	280,249
Change in other liabilities	891,005	735,258	619,803
Net cash from operating activities	4,674,142	6,015,148	5,917,032
Cash flows from investing activities:
Net change in loans	(107,854,575)	(56,137,930)	(36,945,617)
Purchase of loans	(14,023,719)
Purchase of securities available for sale (AFS)	(22,905,443)	(25,331,598)	(27,336,537)
Purchase of FHLB and FRB stock		(150,000)	(840,700)
Repurchase of FHLB and FRB stock	342,900
Purchase of life insurance		(7,000,000)
Proceeds from maturities of securities AFS	4,223,047	6,322,092	10,211,986
Proceeds from sale of securities AFS		2,998,674	6,507,180
Proceeds from sale of participation loans	20,849,057	3,902,795	11,262,423
Purchase of premises, equipment, and leasehold expenditures	(2,114,798)	(2,308,893)	(666,261)
Net cash from investing activities	(121,483,531)	(77,704,860)	(37,807,526)
Cash flows from financing activities:
Net change in deposits	125,819,443	74,570,955	23,503,138
Net change in short-term borrowings		(200,000)	(860,000)
Gross proceeds from issuance of common stock from exercise of stock options	346,076	49,803	615,274
Tax benefits from issuance of common stock from exercise of stock options	72,473	4,266	14,895
Issuance of junior subordinated debt	9,279,000	8,248,000
Repayment of junior subordinated debt	(3,608,000)
Cash dividends paid	(642,974)
Proceeds from FHLB advances	100,000,000	23,400,000	36,000,000
Repayment of FHLB advances	(123,500,000)	(33,700,000)	(18,000,000)
Net cash from financing activities	107,766,018	72,373,024	41,273,304
Net change in cash and cash equivalents	(9,043,371)	683,312	9,382,810
Cash and cash equivalents, beginning of period	$37,908,337	37,225,025	27,842,215
Cash and cash equivalents, end of period	$28,864,966	$37,908,337	$37,225,025
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$20,023,833	$11,097,871	$6,368,487
Income taxes	2,680,141	2,068,349	94,262

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), commenced operations on February 19, 1999. The Bank has a wholly-owned investment subsidiary, Tower Capital Investments that began operations on July 1, 2006.  Tower Capital Investments owns a real estate investment trust (REIT), Tower Funding Corporation that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  The Bank contributed mortgage backed real estate loans to the REIT upon formation.  On January 1, 2006, we formed Tower Trust Company (the “Trust”).  The Trust is a wholly-owned subsidiary of the Company and provides wealth management services. Prior to the formation of the Trust company these services were provided by the Bank.  Upon formation of the Trust company, certain assets of the Bank were transferred to the Trust company and the Banks wealth management customers became customers of the Trust company.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 1 (“TCT1”), Tower Capital Trust 2 (“TCT2”), and Tower Capital Trust 3 (“TCT3”) were formed on November 1, 2001, December 5, 2005, and December 29, 2006 respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.  The trust preferred securities issued by TCT1 were paid off in November 2006. We have plans to dissolve TCT1 in 2007.  During 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (“TBCI”) in Indianapolis.  The application has been accepted and we anticipate approval during the first quarter of 2007, with an opening in the Spring of 2007.  Upon formation, we will own 51% of the common stock of TBCI.  During 2006 the Indianapolis office operated as a loan production office of the Bank.

While our management monitors the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Our financial services operations are considered by management to be aggregated into four reportable segments (See Note 19). We accept deposits and grants commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2006, commercial and commercial real estate loans totaled approximately 75.5% of total loans, residential real estate loans totaled approximately 15.2% and home equity and consumer loans totaled approximately 9.3%. Categories by industry of commercial loans at December 31, 2006 exceeding 30% of year-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $104.2 million, or 18.9% of total loans; wholesale and retail trade - $44.8 million, or 8.1% of total loans; building, development and general contracting - $81.8 million, or 14.9% of total loans; health care and social assistance - $34.3 million, or 6.2% of total loans; manufacturing - $23.7 million, or 4.3% of total loans, accommodation and food services - $25.4 million or 4.6% of total loans; rental and leasing - $15.3 million or 2.8% of total loans, and finance and insurance - $20.1 million or 3.7% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Tower Financial Corporation, Tower Bank, and Tower Trust.

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

Allowance for Loan Losses: Our allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

We have an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. First, management allocates specific portions of the allowance for loan losses to identified problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific reserves are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, as well as peer industry data of comparable banks.

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $10.9 million and $10.5 million, at December 31, 2006 and 2005.

Benefit Plans: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service and any related vesting periods.

Stock Based Compensation: Prior to January 1, 2006, we accounted for our stock-based employee compensation under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the income statements for the periods ending December 31, 2005, or before.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, utilizing the modified prospective method. In 2006, adopting this standard resulted in a reduction of income before and after taxes of $110,928 and a decrease in basic and diluted earnings per share of $0.03.

For comparative purposes, the table below outlines the impact of the stock-based compensation expense for 2005 and 2004 had we recorded the expense per SFAS 123(R).

	2005	2004

Net income as reported	$3,438,657	$2,479,311
Deduct: Stock-based compensation expense determined under fair value-based method	(141,382)	(131,737)
Pro forma net income	$3,297,275	$2,347,574

Basic earnings per share as reported	$0.86	$0.63
Pro forma basic earnings per share	0.82	0.59

Diluted earnings per share as reported	0.84	0.61
Pro forma diluted earnings per share	0.81	0.58

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

In accordance with SFAC No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2006.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders. In January 2006, our board of directors formally approved the payment of a dividend of $0.04 per share commencing in first quarter 2006. We paid four quarterly dividends of $0.04 per share during 2006 totaling $642,974.  In January 2007, our board of directors approved increasing the dividend to $0.044 per share beginning in the first quarter of 2007.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale and derivatives which qualify for hedge accounting, net of reclassification adjustments and tax, which is also recognized as a separate component of stockholders’ equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $808,000 and $253,000 was required to meet regulatory reserve and clearing requirements at December 31, 2006 and 2005, respectively. These balances do not earn interest.

Adoption of New Accounting Standards:  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, utilizing the modified prospective method.  FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning June 15, 2005.

Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date resulted in stock-based employee compensation expense of $110,928 for 2006 and are expected to result in additional compensation expense of approximately $73,436 in 2007, $60,529 in 2008, and $28,186 in 2009.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We have determined that the adoption of FIN 48 will not have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The adoption of SAB 108 had no effect on our financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  We have not completed our evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The adoption of this issue will not have a material impact on our financial statements.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Securities Available for Sale

The fair value of securities available for sale at December 31, 2006 and 2005 were as follows:

	2006
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government agency debt obligations	$23,045,994	$24,259	$(174,767)
Obligations of states and political subdivisions	19,626,987	217,521	(56,018)
Mortgage-backed securities	26,818,825	46,681	(230,677)

Total	$69,491,806	$288,461	$(461,462)

	2005
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government agency debt obligations	$17,683,032	$-	$(237,148)
Obligations of states and political subdivisions	14,014,750	163,616	(37,209)
Mortgage-backed securities	18,944,494	248	(229,642)

Total	$50,642,276	$163,864	$(503,999)

The fair values of debt securities available for sale at December 31, 2006, by contractual maturity are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2006	12/31/2006	12/31/2005	12/31/2005
	Weighted		Weighted
	Average	Carrying	Average	Carrying
	Yield	Value	Yield	Value

Agencies:
Due in one year or less	4.21%	$991,560
Due after one to five years	4.75%	16,788,985	4.61%	15,229,373
Due after five years	5.03%	5,265,449	4.89%	2,453,659
Total Agencies	4.79%	$23,045,994	4.68%	$17,683,032

Mortgage-backed securities:
Mortgage-backed securities	5.08%	$26,818,825	4.70%	$18,944,494

Obligations of state and political subdivisions:
Due in one year or less	5.61%	$225,226	5.36%	$428,922
Due after one to five years	4.77%	564,617	5.13%	797,250
Due after five years	6.12%	18,837,144	6.35%	12,788,578
Total Obligations of state and political subdivisions	6.08%	$19,626,987	6.27%	$14,014,750

We did not sell any securities available for sale during 2006.  Proceeds from the sale of securities available for sale during 2005 totaled $2,998,674. Gross gains and losses realized were $0 and $(33,694), with an approximate tax benefit of $0 and $(12,150). Proceeds from the sale of securities available for sale during 2004 totaled $6,507,180. Gross gains and losses realized were $154,338 and $0, with an approximate tax provision of $55,550 and $0.

Securities with a carrying value of $21,198,728 and $14,572,425 were pledged to secure borrowings from the FHLB at December 31, 2006 and 2005, respectively.   During 2006 securities with a carrying value of $5,430,616 were pledged to the Federal Reserve to secure potential borrowings at the Discount Window.  At December 31, 2006, there were no holdings of any one issue, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2006 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$4,466,300	$(7,910)	$15,779,595	$(166,857)	$20,245,895	$(174,767)
Obligations of states and political subdivisions	2,910,521	(19,647)	$3,034,300	$(36,371)	5,944,821	(56,018)
Mortgage-backed securities	6,944,760	(52,943)	$12,216,720	$(177,734)	19,161,480	(230,677)
Total temporarily impaired	$14,321,581	$(80,500)	$31,030,615	$(380,962)	$45,352,196	$(461,462)

Securities with unrealized losses at year end 2005 not recognized in income as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$11,324,064	$(173,484)	$2,929,363	$(63,664)	$14,253,427	$(237,148)
Obligations of states and political subdivisions	843,770	(9,194)	$1,776,728	$(28,015)	2,620,498	(37,209)
Mortgage-backed securities	10,163,835	(150,613)	$2,928,410	$(79,029)	13,092,245	(229,642)
Total temporarily impaired	$22,331,669	$(333,291)	$7,634,501	$(170,708)	$29,966,170	$(503,999)

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

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Note 3 -Loans and Allowance for Loan Losses
Loans at December 31, 2006 and 2005 were as follows:

	2006		2005
	Balance	%	Balance	%

Commercial	$236,808,842	43.0%	$208,867,595	46.4%
Commercial real estate	178,610,609	32.5%	145,558,639	32.3%
Residential real estate	83,600,521	15.2%	50,293,491	11.2%
Home equity	32,096,950	5.8%	30,251,837	6.7%
Consumer	19,376,393	3.5%	15,390,374	3.4%
Total loans	550,493,315	100.0%	450,361,936	100.0%
Net deferred loan costs (fees)	(43,002)		28,999
Allowance for loan losses	(6,870,442)		(5,645,301)

Net loans	$543,579,871		$444,745,634

Activity in the allowance for loan losses during 2006, 2005, 2004, 2003 and 2002 was as follows:

	2006	2005	2004	2003	2002

Beginning balance, January 1	$5,645,301	$5,607,992	$5,259,273	$4,745,672	$3,480,205

Provision charged to operating expense	2,195,000	2,392,000	2,360,000	2,185,000	1,765,000
Charge-offs:
Commercial	(905,054)	(2,340,277)	(926,781)	(940,306)	(479,375)
Commercial real estate	(171,492)		(1,007,783)	(54,442)	(579)
Residential real estate	(34,490)	(16,590)		(489,326)
Home equity	(231,991)	(64,281)	(114,903)	(97,600)	(22,284)
Consumer	(8,011)	(61,992)	(7,394)	(123,379)	(1,834)
Total Charge-offs	(1,351,038)	(2,483,140)	(2,056,861)	(1,705,053)	(504,072)
Recoveries:
Commercial	93,009	119,016	29,374	2,417
Commercial real estate				579	472
Residential real estate				11,000
Home equity	287,486	8,733	16,206	866	4,067
Consumer	684	700		18,792
Total Recoveries	381,179	128,449	45,580	33,654	4,539
Total Net Charge-offs	(969,859)	(2,354,691)	(2,011,281)	(1,671,399)	(499,533)

Ending balance, December 31	$6,870,442	$5,645,301	$5,607,992	$5,259,273	$4,745,672

Note 3 - Loans and Allowance for Loan Losses (continued)

Impaired loans were as follows:

	at December 31,
	2006	2005	2004

Year-end loans with no allocated allowance for loan losses	901,658	2,022,230	$59,554
Year-end loans with allocated allowance for loan losses	7,943,308	3,556,432	5,035,835
Total impaired loans	$8,844,966	$5,578,662	$5,095,389

Amount of the allowance for loan losses allocated	$2,756,000	$833,000	$1,808,000
Average of impaired loans during the year	$7,879,602	$5,489,432	$5,567,582

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant to this presentation.

Nonperforming assets were as follows:

	at December 31,
	2006	2005	2004	2003	2002

Loans past due over 90 days still accruing	$354,096	$863,862	$676,866	$290,375	$87,304
Nonaccrual loans	3,488,417	1,332,472	1,580,003	1,614,447	632,137
Total nonperforming loans	3,842,513	2,196,334	2,256,869	1,904,822	719,441
Other real estate owned	370,000	244,050	430,000	80,000
Total nonperforming assets	$4,212,513	$2,440,384	$2,686,869	$1,984,822	$719,441

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were two troubled debt restructurings at December 31, 2006, 2005, and 2004 for $488,717, $365,992, and $509,861 respectively, included in impaired loans. There were four other real estate owned properties at December 31, 2006 totaling $370,000.  There were two other real estate owned properties at December 31, 2005 and 2004 for $244,050 and $430,000 respectively.

Note 4 - Premises and Equipment, net

Premises and equipment at December 31, 2006 and 2005 were as follows:

	2006	2005

Land	$1,374,569	$1,365,179
Buildings	1,672,577	1,050,269
Leasehold improvements	1,214,895	983,415
Furniture and equipment	5,184,324	3,968,036
Subtotal	9,446,365	7,366,899
Accumulated depreciation	(3,575,666)	(2,728,463)

Premises and equipment, net	$5,870,699	$4,638,436

Depreciation expense for 2006, 2005, and 2004 was $882,535, 655,053, and $614,245 respectively.

Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5 - Deposits

Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Balance	%	Balance	%

Noninterest-bearing demand	$77,772,481	13.3%	$66,742,748	14.5%
Interest-bearing checking	37,537,496	6.4%	32,684,869	7.1%
Money market	123,387,985	21.0%	76,437,818	16.6%
Savings	12,488,159	2.1%	14,081,131	3.1%
Time, under $100,000	85,171,413	14.5%	64,560,749	14.0%
Time, $100,000 and over	250,412,770	42.7%	206,443,546	44.7%

Total deposits	$586,770,304	100.0%	$460,950,861	100.0%

The following table shows the maturity distribution for certificates of deposit at December 31, 2006

	under $100,000	$100,000 and over	Total

2007	$44,113,101	$152,366,271	196,479,372
2008	40,280,093	64,254,692	104,534,785
2009	559,801	19,087,772	19,647,573
2010	79,561	14,598,718	14,678,279
2011	112,523	105,317	217,840
Thereafter	26,334	-	26,334

Total	$85,171,413	$250,412,770	$335,584,183

Deposits accepted from brokers totaled $113.5 million and $107.1 million at December 31, 2006 and 2005, respectively.

Note 6 - Federal Home Loan Bank Advances

At December 31, 2006 and 2005, advances from the Federal Home Loan Bank ("FHLB") were:

	2006	2005

4.09% callable advance, quarterly call option beginning March 22, 2002, principal due at maturity March 22, 2011		$2,500,000
4.52% variable rate advance, principal due at maturity June 27, 2006		3,000,000
4.52% variable rate advance, principal due at maturity June 28, 2006		12,500,000
2.00% bullet advance, principal due at maturity March 10, 2006		5,000,000
3.29% bullet advance, principal due at maturity June 19, 2006		5,000,000
4.00% bullet advance, principal due at maturity October, 27 2006		3,000,000
4.17% bullet advance, principal due at maturity June 20, 2007	2,500,000	2,500,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000
5.08% bullet advance, principal due at maturity March 17, 2008	3,500,000

Total Federal Home Loan Bank advances	$11,200,000	$34,700,000

Of the total FHLB borrowings at December 31, 2006 no advances had callable options.  At December 31, 2005 there was one advance, which was callable. This advance was called during 2006.

At December 31, 2006 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2007	2,500,000
2008	3,500,000
2009	4,000,000
2010	1,200,000
$11,200,000

At December 31, 2006, in addition to FHLB stock, we pledged securities held by the FHLB totaling $21.2 million and have pledged loans totaling approximately $76.9 million under a blanket collateral agreement to secure advances outstanding. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2006 totaling $8.9 million.

Note 7 - Junior Subordinated Debentures and Trust Preferred Securities

On November 16, 2001, TCT1 sold 3,500 of 9.00% fixed rate Trust Preferred Securities with a par value of $1,000. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $3,608,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT1 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures were subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities was November 15, 2031. We received approval from the Federal Reserve Bank to redeem the Trust Preferred Securities prior to the maturity date beginning November 15, 2006 and each year thereafter at our option. On November 16, 2006, we exercised our right to redeem the Trust Preferred Securities for $3,500,000.  In addition we recorded approximately $50,000 of expense for the write-off of our organizational costs associated with the placement of these securities.  The expense was recorded in Other Expenses on the income statement.

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate will float based on the three-month Libor plus 1.34%. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 5, 2010 and each year thereafter at our option. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.

On December 29, 2006, TCT3 sold 9,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.69%. The initial rate was fixed at 6.56% for the first five years, after which the rate will float based on the three-month Libor plus 1.69%. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $9,279,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT3 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is March 1, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.

Note 8 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

	2006	2005	2004

Federal - current	$1,993,618	$1,831,106	$997,516
- deferred	(569,981)	(364,046)	28,744
State - current	117,842	421,098	352,005
- deferred	(117,842)	(53,398)	(26,825)

Total income taxes expense	$1,423,637	$1,834,760	$1,351,440

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of  permanent and other differences between accounting and taxable income as shown below:

	2006	2005	2004

Statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal income tax effect	0.0%	4.6%	5.6%
Tax exempt interest	(4.5)%	(3.4)%	(4.4)%
Earnings on life insurance	(2.6)%	(1.7)%	(0.7)%
Other	1.3%	1.3%	0.7%

Effective tax rate	27.9%	34.8%	35.2%

The net deferred tax asset included the following amounts of deferred tax assets  and liablities at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Provision for loan losses	$2,685,652	$2,224,159
Deferred compensation	162,767	118,057
Accrued Directors Fees	275,348	186,570
Net deferred loan costs	16,810
Net unrealized depreciation on securities available for sale	53,785	122,448

Total deferred tax assets	3,194,362	2,528,786

Deferred tax liabilities:
Depreciation	(142,108)	(210,357)
Prepaid expenses	(154,739)	(69,847)
Bad debt recapture	(257,407)	(330,951)
Net deferred loan costs		(11,425)
Other	(53,009)	(60,714)
Total deferred tax liabilities	(607,263)	(560,846)
Net deferred tax asset before asset valuation	2,587,099	1,967,940
Valuation allowance for deferred tax assets

Net deferred tax asset	$2,587,099	$1,967,940

Note 9 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 315,600 remain outstanding as of December 31, 2006.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $110,928 for 2006.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model that used the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from historical volatility of our stock and other factors.  We used historical data to estimate option exercise and employee termination within the valuation model for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding; the range given below resulted from certain groups of employees exhibiting different behavior.  The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2004
Expected volatility	26.29%-26.65%	36.53%-36.88%

Weighted-average volatility	26.39%	36.70%

Expected dividends	n/a	n/a

Expected term (in years)	7 years	8 years

Risk-free rate	4.12%	4.08%

A summary of the option activity under the Plans as of December 31, 2006 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value

Outstanding at 1/1/06	352,296	$11.21

Granted	0

Exercised	(33,946)	$10.19

Forfeited or expired	(2,750)	$13.43

Outstanding at 12/31/06	315,600	$11.30	3.94	$2,057,712

Exercisable at 12/31/06	275,718	$10.81	3.94	$1,932,783

The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 was $0, $5.87, and $6.48.  The total intrinsic value of options exercised during 2006, 2005, and 2004, was $259,008, $32,408 and $294,089.

A summary of the status of our nonvested options as of December 31, 2006, and changes during the twelve-month period ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date
Non-vested shares	Shares	Exercise Price

Nonvested at 1/1/06	69,523	$14.40

Granted	0

Vested	(29,641)	$14.01

Nonvested at 12/31/06	39,882	$14.69

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

As of December 31, 2006, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $161,651.  The expense will be recorded as follows:  2007 = $73,936, 2008 = $60,529, and 2009 = $27,186.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of December 31, 2006, 2,000 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $38,440.  Restricted shares become fully vested and not subject to forfeiture upon the completion of certain specific performance measures and the completion of five years of service.

Note 10 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2006 and 2005, the Bank had $24,043,516 and $19,916,288, respectively in loan commitments to directors and executive officers, of which $18,088,373 and $14,447,317 were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers	2006	2005

Beginning balance, January 1	$14,447,317	$16,498,477
New loans	13,528,205	9,411,603
Repayments	(8,666,131)	(10,862,023)
Other Changes	(1,221,018)	(600,740)

Ending balance, December 31	$18,088,373	$14,447,317

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

During 2006, 2005 and 2004, we engaged in transactions with entities controlled by their respective directors or their affiliates. The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 49,257 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $675,981, $603,605 and $483,901 during 2006, 2005 and 2004, respectively. The lease is accounted for as an operating lease. Refer to Note 11 for a summary of future lease payment commitments under this and other leases.

Note 11 - Commitments and Off-Balance-Sheet Risk

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

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the face amount of these instruments. Commitments to extend credit are recorded when they are funded and standby letters of credit are carried at fair value.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management’s credit assessment of the borrower.

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2006 and 2005, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2006 and 2005 was as follows:

	2006	2005

Commitments to extend credit - Variable Rate	$112,845,824	$116,118,277
Commitments to extend credit - Fixed Rate	8,465,168	13,486,166
Standby letters of credit	3,848,206	3,983,877

Total	$125,159,198	$133,588,320

Management does not anticipate any significant losses as a result of these commitments.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2006 are as follows:

Year	Lease Commitments

2007	$867,226
2008	865,922
2009	854,447
2010	776,038
2011	755,628
2012 & Thereafter	1,511,255

Total	$5,630,516

The lease expense paid for operating leases for the facilities leased were $749,117, $698,994 and $615,227 for 2006, 2005 and 2004, respectively.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 12 - Benefit Plans

Bonus Plan: We maintain a bonus plan covering substantially all officers. Payments to be made under the bonus plan are determined by a formula approved by our Board of Directors and are based on our results of the operations and on individual performance. As of December 31, 2006 and 2005, management had accrued a liability for this plan of approximately $879,000 and $695,000, respectively, which is included in other liabilities in the consolidated balance sheets.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provides investment choices for the employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Board of Directors. Our Board of Directors approved annually an employer contribution for the 2006, 2005 and 2004 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2007. The total contribution made during 2006, 2005 and 2004 was approximately $168,000, $130,000 and $107,000, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2006, 2005 and 2004 was approximately $12,000, $22,000 and $10,000 respectively, resulting in a deferred compensation liability of approximately $76,000 and $64,000 as of December 31, 2006 and 2005.

Deferred Directors' Fees Plan: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, we pay each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service. Payments are to be made either immediately or over a four-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2006, 2005, and 2004 was approximately $123,000, $105,000, and $82,000 resulting in a deferred compensation liability of approximately $416,000 and $299,000 as of December 31, 2006 and 2005 respectively.

Supplemental Employment Retirement Plan: Effective January 1, 2002, a supplemental employee retirement plan covers one officer. On January 1, 2006, the retirement benefit was increased to a fixed amount of $185,250 annually. The previous benefit had been set at 65% of the officer’s highest annual salary and was effective on January 1, 2005.  We are recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plan was approximately $628,000 and $410,000 at December 31, 2006 and 2005 respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $219,000 in 2006, $194,000 in 2005, and $77,000 in 2004. The large increase in 2005 is attributable to the increase in the retirement benefit during 2005, which caused a larger projected present value required at retirement date.

Note 13 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2006 and 2005. Items which are not financial instruments are not shown.

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$28,864,966	$28,864,966	$37,908,337	$37,908,337
Securities available for sale	69,491,806	69,491,806	50,642,276	50,642,276
FHLBI and FRB stock	3,078,400	3,078,400	3,421,300	3,421,300
Loans, net	543,579,871	541,345,091	444,745,634	443,542,743
Accrued interest receivable	3,620,368	3,620,368	2,802,189	2,802,189
Financial liabilities:
Deposits	(586,770,304)	(585,284,713)	(460,950,861)	(460,583,461)
FHLB advances	(11,200,000)	(11,170,000)	(34,700,000)	(34,578,000)
Junior subordinated debt	(17,527,000)	(17,039,008)	(11,856,000)	(11,856,000)
Accrued interest payable	(1,716,994)	(1,716,994)	(954,075)	(954,075)

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

Note 14 - Capital Requirements and Restrictions on Retained Earnings

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

Management believes, as of December 31, 2006 and 2005, that we met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2006 and 2005:

2006	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2006
Company	13.06%	11.94%	10.46%
Bank	10.58%	9.37%	8.23%
At December 31, 2006:
Required capital for minimum capital adequacy
Company	$45,592,921	$22,796,461	$22,796,461
Bank	45,322,239	22,661,119	22,661,119
Required capital to be well capitalized
Company	56,991,152	34,194,691	28,495,576
Bank	56,652,798	33,991,679	28,326,399
Actual capital
Company	74,403,598	68,060,156	68,060,156
Bank	59,930,877	53,060,434	53,060,434

2005	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2005
Company	13.23%	12.16%	11.08%
Bank	11.34%	10.18%	9.28%
At December 31, 2005
Required capital for minimum capital adequacy
Company	$38,953,015	$19,476,508	$21,366,872
Bank	39,007,833	19,503,916	22,323,616
Required capital to be well capitalized
Company	48,691,269	29,214,761	26,708,590
Bank	48,759,791	29,255,875	26,734,232
Actual capital
Company	64,214,325	58,985,741	58,985,741
Bank	55,051,666	49,406,365	49,406,365

Note 15– Interest Rate Swaps

We are utilizing an interest rate floor as part of our asset liability management strategy to help manage our interest rate risk position.  The notional amount of the interest rate floor does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the swap agreement.

During the third quarter of 2006, we purchased an interest rate floor for $147,000.   The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The fair value of the floor at December 31, 2006 was $172,000.  The difference between the accumulated cost and the fair value is shown in the equity section as an Other Comprehensive Income.

This instrument is designated as a cash flow hedge.  The objective of the hedge is to protect the overall change in cashflows of the designated Prime-rate based loans from extreme market interest rate changes.  Changes in the fair value of the options are expected to be highly effective.  As such, no amount of ineffectiveness has been included in net income.

In accordance with SFAC No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2006.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

The objective of the floor is to protect the overall change in cashflows of the designated Prime-rate based loans with a spread of zero percent from extreme market interest rate changes.  Changes in the fair value of the option are expected to be highly effective in offsetting the variability in the expected future cashflows attributed to fluctuations in Prime rates below 7.5% (strike price of floor as stated above).

Summary information about the interest -rate swaps designated as cash flow hedges as of year-end 2006 and 2005 are as follows:

	2006	2005
Notional amount	$30,000,000	n/a
Interest rate floor asset	172,607	n/a
Accumulated amortization	(534)	n/a
Unrealized gain	16,900	n/a

Note 16 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004. Options for 19,410, 19,410, and 0 shares of common stock were not included in the computation of diluted earnings per share for the years 2006, 2005 and 2004, respectively, because they were not dilutive.

	2006	2005	2004
Basic
Net income	$3,687,912	$3,438,657	$2,479,311
Weighted average common shares outstanding	4,020,004	4,006,170	3,959,837
Basic earnings per common share	$0.92	$0.86	$0.63

Diluted
Net income	$3,687,912	$3,438,657	$2,479,311
Weighted average common shares outstanding	4,020,004	4,006,170	3,959,837
Add: dilutive effect of assumed stock option exercises	117,661	76,834	95,103
Weighted average common shares and dilutive potential common shares outstanding	4,137,665	4,083,004	4,054,940
Diluted earnings per common share	$0.89	$0.84	$0.61

Note 17 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, 2004:

Condensed Balance Sheets

	2006	2005
Assets
Cash and cash equivalents	$11,434,541	$10,222,221
Investment in Tower Bank & Trust Company	50,159,298	49,188,678
Investment in Tower Trust Company	5,500,104
Investment in the Tower Capital Trust 1		168,717
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000
Other assets	1,048,968	11,635

Total assets	$68,669,911	$59,839,251

Liabilities and Stockholders' Equity
Other liabilities	$185,072	$715,197
Junior subordinated debt	17,527,000	11,856,000
Stockholders' equity	50,957,839	47,268,054

Total liabilities and stockholders' equity	$68,669,911	$59,839,251

Condensed Statements of Operations

	2006	2005		2004
Income
Investment Income	$110,463	$		$
Dividend income	22,317		7,380		7,380
Total income	132,780		7,380		7,380
Expense
Interest expense	809,420		360,290		324,720
Professional fees	206,426		151,274		347,043
Other expense	273,637		157,449		131,502
Total expense	1,289,483		669,013		803,265
Loss before income taxes benefitand equity in undistributed net income of subsidiaries	(1,156,703)		(661,633)		(795,885)
Income taxes benefit	(458,710)		(261,720)		(313,430)
Equity in undistributed net income of Tower Bank & Trust Company and Tower Trust Company	4,385,905		3,838,570		2,961,766
Net income	$3,687,912		$3,438,657		$2,479,311
Comprehensive income	$3,803,282		$3,200,515		$2,474,655

Condensed Statements of Cash Flows

	2006	2005	2004
Cash flows from operating activities
Net income	$3,687,912	$3,438,657	$2,479,311
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(4,385,905)	(3,838,570)	(2,961,766)
Change in other assets	(470,096)	(2,235)	2,052
Change in other liabilities	2,273	210,629	(2,712)
Net cash from operating activities	(1,165,816)	(191,519)	(483,115)

Cash flows from investing activities
Capital return/(investment) - Tower Bank & Trust Co	3,189,018		(5,000,000)
Capital investment - Tower Trust Company	(4,978,457)
Purchase of other investments	(1,000,000)
Capital investment into Tower Capital Trust 3	(279,000)
Capital investments into Tower Capital Trust 2		(248,000)
Net cash from investing activities	(3,068,439)	(248,000)	(5,000,000)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	418,549	54,069	630,166
Cash dividends paid ($0.16 per share)	(642,974)
Repayment of junior subordinated debt	(3,608,000)
Net proceeds from junior subordinated debt	9,279,000	8,248,000
Net cash from financing activities	5,446,575	8,302,069	630,166

Net change in cash and cash equivalents	1,212,320	7,862,550	(4,852,949)

Cash and cash equivalents, beginning of period	10,222,221	2,359,671	7,212,620

Cash and cash equivalents, end of period	$11,434,541	$10,222,221	$2,359,671

Note 18 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	2006	2005	2004
Unrealized holding gains and losses on available-for-sales securities	$167,133	$(407,921)	$146,578
Unrealized gains and losses on interest rate floor	$25,607
Less reclassification adjustments for gains and losses later recognized in income		33,694	(154,338)
Net unrealized gains and losses	192,740	(374,227)	(7,760)
Tax expense (benefit)	77,370	(136,085)	(3,104)
Other comprehensive income (loss)	$115,370	$(238,142)	$(4,656)

Note 19 – Business Segments

Management segregates Tower Financial Corporation into four distinct businesses for evaluation purposes.  The four segments are Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as, their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations, one Angola location, and a loan production office in Warsaw.

The Indianapolis segment currently operates as a loan production office of the Bank, and was opened in July 2006.   In October 2006, the Company filed an application with the Indiana Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to form a de novo bank, Tower Bank of Central Indiana (TBCI).  The Company is anticipating regulatory acceptance in the Spring of 2007, with TBCI opening for business in Spring 2007.  2006 expenses include costs associated with the formation of the de novo bank and operations of the loan production office.

The Wealth Management segment is made up of Tower Trust Company.    On January 1, 2006, the Trust Company was formed as a wholly-owned subsidiary of the Company.   Prior to January 1, 2006, the Trust Company operated as a division of the Bank.   The Trust Company provides estate planning, investment management, and retirement planning, as well as investment brokerage services.

The Corporate and Intercompany segment includes the holding company and subordinated debentures.  We incur general corporate expenses, as well as interest expense on the subordinated debentures.

2006	Bank	Indianapolis	Wealth Management	Corporate & Intercompany	Eliminations	Total

Income Statement Information:
Net interest income	$20,969,546	$3,136	$84,223	$(787,103)	$-	$20,269,802

Non-interest income	5,187,758	-	2,806,406	7,474,825	(10,342,819)	5,126,170

Non-interest expense	15,221,941	321,153	2,066,254	480,075	-	18,089,423

Noncash items
Provision for loan losses	2,159,341	35,659			-	2,195,000
Depreciation/Amortization	857,607	-	24,928		-	882,535

Income tax expense	1,659,244	(79,967)	303,070	(458,710)		1,423,637

Segment Profit	7,056,654	(213,585)	521,306	6,666,356	(10,342,819)	3,687,912

Balance Sheet Information:
Segment Assets	666,217,882	3,250,107	5,695,677	71,468,368	(75,477,222)	671,154,812

2005	Bank	Indianapolis	Wealth Management	Corporate & Intercompany	Eliminations	Total

Income Statement Information:
Net interest income	$17,923,342	$-	$-	$(360,290)	$-	$17,563,052

Non-interest income	2,057,737	-	2,118,406	3,845,949	(3,838,568)	4,183,524

Non-interest expense	12,021,333	-	1,751,104	308,721	-	14,081,158

Noncash items
Provision for loan losses	2,392,000	-	-	-	-	2,392,000
Depreciation/Amortization	655,053	-	-	-	-	655,053

Income tax expense	1,950,992	-	145,488	(261,720)	-	1,834,760

Segment Profit	3,616,754	-	221,814	3,438,657	(3,838,568)	3,438,657

Balance Sheet Information:
Segment Assets	557,917,562	-	186,844	59,126,854	(59,410,600)	557,820,660

2004	Bank	Indianapolis	Wealth Management	Corporate & Intercompany	Eliminations	Total

Income Statement Information:
Net interest income	$14,640,838	$-	$-	$(324,720)		$14,316,118

Non-interest income	2,579,887	-	1,686,741	2,969,149	(2,961,769)	4,274,008

Non-interest expense	10,442,942	-	1,477,885	478,548	-	12,399,375

Noncash items
Provision for loan losses	2,360,000	-	-	-	-	2,360,000
Depreciation/Amortization	614,245	-	-	-	-	614,245

Income tax expense	1,582,142	-	82,728	(313,430)	-	1,351,440

Segment Profit	2,835,641	-	126,128	2,479,311	(2,961,769)	2,479,311

Balance Sheet Information:
Segment Assets	481,087,793	-	142,860	47,833,970	(47,947,622)	481,117,001

Note 20 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings per share
2006	Income	Income	Income	Basic	Diluted
First quarter	$8,928,402	$4,773,238	$992,954	$0.25	$0.24
Second quarter	9,933,493	4,965,680	911,979	0.23	0.22
Third quarter	10,905,397	5,181,517	972,966	0.24	0.24
Fourth quarter	11,289,262	5,349,367	810,013	0.20	0.20
Total	$41,056,554	$20,269,802	$3,687,912

2005
First quarter	$6,224,385	$4,032,613	$726,853	$0.18	$0.18
Second quarter	6,860,369	4,303,944	841,573	0.21	0.21
Third quarter	7,592,624	4,452,966	932,660	0.23	0.23
Fourth quarter	8,378,408	4,773,530	937,578	0.23	0.23
Total	$29,055,786	$17,563,053	$3,438,664

Note: Earnings per share data may not agree to annual amounts due to rounding

The fourth quarter 2006 Net Income is lower than both the third quarter 2006 and the fourth quarter 2005 due to the severance expense recorded in association with the departure of the Bank’s President in November 2006.  The net additional expense recorded by the Company was approximately $200,000 after taxes, reducing quarterly earnings by approximately $0.05 per share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

South Bend Indiana March 2 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors, nominees for directors and executive officers of the Company is incorporated herein by reference to our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and our common stock that may be issued under existing equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

TOWER FINANCIAL CORPORATION

	By:	/s/ Donald F. Schenkel
Date: March 15, 2007		Donald F. Schenkel
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald F. Schenkel	Chairman of the Board, President,	March 15, 2007
Donald F. Schenkel	Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Michael D. Cahill	Executive Vice President, Chief	March 15, 2007
Michael D. Cahill	Financial and Operating Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Director	March 15, 2007
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 15, 2007
Kathryn D. Callen

/s/ Michael S. Gouloff	Director	March 15, 2007
Michael S. Gouloff

/s/ Jerome F. Henry, Jr.	Director	March 15, 2007
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mantravadi, M.D.	Director	March 15, 2007
R.V. Prasad Mantravadi, M.D.

/s/ Debra A. Niezer	Director	March 15, 2007
Debra A. Niezer

/s/ William G. Niezer	Director	March 15, 2007
William G. Niezer

/s/ Joseph D. Ruffolo	Director	March 15, 2007
Joseph D. Ruffolo

/s/ John V. Tippmann, Sr.	Director	March 15, 2007
John V. Tippmann, Sr.

/s/ Irene A. Walters	Director	March 15, 2007
Irene A. Walters

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	(1)	Restated Articles of Incorporation of the Registrant

3.2	(11)	Amended By-Laws of the Registrant

10.1	(1)	Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.3*	(1)	1998 Stock Option and Incentive Plan

10.4*	(2)	Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer

10.7*	(11)	Summary Sheet of Director and Executive Compensation

10.8	(11)	Code of Business Conduct and Ethics

10.9	(3)	Lease Agreement dated December 6, 1999 between the Registrant and Chestnut Development

10.10	(4)	Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11	(5)	Amendment to the Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.12	(6)	Agreement to purchase unimproved real estate dated August 14, 2001 between the Registrant and J – J Parent Corporation

10.13*	(7)	2001 Stock Option and Incentive Plan

10.14(a)	(12)	Employment Agreement dated November 1, 2005 between the Registrant and Donald F. Schenkel

10.16*	(11)	Form of Award Agreement between Registrant and Employees

10.17*	(11)	Form of Award Agreement between Registrant and Directors

10.18(a)	(13)	Restated Supplemental Executive Retirement Plan, dated January 1, 2005

10.19*	(8)	Deferred Compensation Plan dated January 1, 2002

10.20*	(8)	Deferred Compensation Plan for Non-Employee Directors dated January 1, 2002

10.21*	(9)	401(k) Plan of the Registrant

10.22*		2006 Equity Incentive Plan

10.23		Agreement dated August 23, 2006 between Registrant and Michael D. Cahill

21		Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

*	The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2000, is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2001, is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(9)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(12)	The copy of this exhibit is filed as exhibit 99.1 to the Company’s Form 8-K filed on February 17, 2006.

(13)	The copy of this exhibit is filed as exhibit 99.2 to the Company’s Form 8-K filed on February 17, 2006.