Form 10-Q
period 2007-03-31
TOWER FINANCIAL CORP
filed 2007-05-10
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐    No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 10, 2007: 4,076,832.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2007 and December 31, 2006

	(unaudited) March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$12,314,115	$14,393,790
Short-term investments and interest-earning deposits	6,039,916	8,863,112
Federal funds sold	5,581,358	5,608,064
Total cash and cash equivalents	23,935,389	28,864,966
Securities available for sale, at fair value	67,896,768	69,491,806
FHLB and FRB stock	3,078,400	3,078,400
Loans	568,480,656	550,450,313
Allowance for loan losses	(7,662,831)	(6,870,442)
Net loans	560,817,825	543,579,871
Premises and equipment, net	6,339,101	5,870,699
Accrued interest receivable	3,610,898	3,620,368
Bank owned life insurance	10,948,708	10,851,519
Other assets	6,404,918	5,797,183

Total assets	$683,032,007	$671,154,812

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$71,218,960	$77,772,481
Interest-bearing	518,582,786	508,997,823
Total deposits	589,801,746	586,770,304
Federal Home Loan Bank (FHLB) advances	20,200,000	11,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,741,542	1,716,994
Other liabilities	2,375,541	2,982,675

Total liabilities	631,645,829	620,196,973

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,072,332 shares issued and outstanding at March 31, 2007 and 4,043,882 at December 31, 2006	38,939,159	38,536,406
Retained earnings	12,521,268	12,523,750
Accumulated other comprehensive income(loss), net of tax of $(34,183) at March 31, 2007 and $(53,785) at December 31, 2006	(74,249)	(102,317)
Total stockholders' equity	51,386,178	50,957,839

Total liabilities and stockholders' equity	$683,032,007	$671,154,812

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2007 and 2006

	(unaudited) Three Months ended March 31
	2007	2006
Interest income:
Loans, including fees	$10,317,566	$8,145,444
Securities - taxable	653,945	490,564
Securities - tax exempt	200,775	147,392
Other interest income	219,080	145,002
Total interest income	11,391,366	8,928,402
Interest expense:
Deposits	5,675,885	3,593,755
FHLB advances	191,744	352,179
Junior subordinated debt	281,649	209,230
Total interest expense	6,149,278	4,155,164
Net interest income	5,242,088	4,773,238
Provision for loan losses	1,425,000	575,000
Net interest income after provision for loan losses	3,817,088	4,198,238
Noninterest income:
Trust and brokerage fees	845,893	790,956
Service charges	265,853	178,681
Loan broker fees	29,195	30,620
Other fees	357,129	391,045
Total noninterest income	1,498,070	1,391,302
Noninterest expense:
Salaries and benefits	2,995,501	2,502,982
Occupancy and equipment	688,194	480,177
Marketing	79,043	172,346
Data processing	227,949	145,968
Loan and professional costs	358,813	220,786
Office supplies and postage	123,385	106,639
Courier services	100,810	92,706
Business development	157,753	104,944
Other expense	430,847	273,338
Total noninterest expense	5,162,295	4,099,886
Income before income taxes	152,863	1,489,654
Income taxes expense (benefit)	(23,750)	496,700

Net income	$176,613	$992,954

Basic earnings per common share	$0.04	$0.25
Diluted earnings per common share	$0.04	$0.24
Average common shares outstanding	4,068,657	4,008,000
Average common shares and dilutive potential common shares outstanding	4,163,169	4,105,496

Dividends declared per share	$0.044	0.04

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2007 and 2006
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$47,268,054

Net income for 2006		992,954		992,954

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $102,611			(182,419)	(182,419)
Total Comprehensive Income				810,535

Cash dividends paid ($0.04 per share)		(160,317)		(160,317)

Issuance of 156 shares of common stock for stock options exercised including tax benefit	2,013			2,013

Stock based compensation expense	30,501			30,501

Balance, March 31, 2006	$38,039,443	$10,311,449	$(400,106)	$47,950,786

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)	$50,957,839

Net income for 2007		176,613		176,613

Change in net unrealized appreciation (depreciation) on securities available, for sale, net of tax of $17,397			30,273	30,273

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $(1,136)			(2,205)	(2,205)
Total Comprehensive Income				204,681

Cash dividends paid ($0.044 per share)		(179,095)		(179,095)

Issuance of 28,000 shares of common stock for stock options exercised, including tax benefit	380,823			380,823

Stock based compensation expense	21,930			21,930

Balance, March 31, 2007	$38,939,159	$12,521,268	$(74,249)	$51,386,178

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2007 and 2006

	(unaudited) Three Months ended March 31, 2007	(unaudited) Three Months ended March 31, 2006
Cash flows from operating activities:
Net income	$176,613	$992,954
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	236,327	192,665
Provision for loan losses	1,425,000	575,000
Stock option compensation expense	21,930	30,501
Earnings on life insurance	(97,189)	(95,298)
Change in accrued interest receivable	9,470	56,841
Change in other assets	(627,337)	(835,548)
Change in accrued interest payable	24,548	162,953
Change in other liabilities	(607,134)	(261,167)
Net cash from operating activities	562,228	818,901
Cash flows from investing activities:
Net change in loans	(21,397,312)	(18,314,352)
Purchase of loans	(3,103,568)	(9,207,992)
Purchase of securities available for sale	-	(4,456,890)
Proceeds from maturities of securities available for sale	1,658,020	974,254
Proceeds from sale of participation loans	5,837,926	3,757,269
Purchase of premises and equipment	(720,041)	(867,331)
Net cash from investing activities	(17,724,975)	(28,115,042)
Cash flows from financing activities:
Net change in deposits	3,031,442	11,227,235
Cash dividends paid	(179,095)	(160,317)
Proceeds from issuance of common stock from exercise of stock options	321,314	2,013
Tax benefit from issuance of common stock	59,509
Proceeds from FHLB advances	23,200,000	23,000,000
Repayment of FHLB advances	(14,200,000)	(20,000,000)
Net cash from financing activities	12,233,170	14,068,931
Net change in cash and cash equivalents	(4,929,577)	(13,227,210)
Cash and cash equivalents, beginning of period	28,864,966	37,908,337
Cash and cash equivalents, end of period	$23,935,389	$24,681,127

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,124,730	$3,992,211
Income taxes	-

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 -- Organization

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a financial services holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank”), a trust company subsidiary, Tower Trust Company (or the “Trust Company”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation formed on January 1, 2006.  Tower Capital Trust 2, and Tower Capital Trust 3 are unconsolidated, wholly owned Delaware statutory business trusts formed in December 2005 and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long term investments and an indirect  wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation is a Maryland real estate investment trust, or “REIT”, formed as well on July 1, 2006.  The REIT purchases mortgage-backed real estate loans from the Bank.

We have four distinct operating segments, which are further detailed in Note 6 of the Financial Statements.  The segments are Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well, as on their contribution to the Tower Financial Corporation as a whole.

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

During the fourth quarter of 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (or “TBCI”), to be located in Indianapolis, Indiana.  Once formed and capitalized, we plan to invest between $6.75 and $7.65 million and will own 51% of the common stock of TBCI.  In the first quarter of 2007 the Indiana Department of Financial Institutions approved our application for the formation of TBCI and we are awaiting final approval from the Federal Deposit Insurance Corporation.  Upon formation of TBCI, the Indianapolis loan production office will be converted into the corporate office for TBCI and the employees, loans, and deposits will be transferred from the Bank to TBCI.  We expect to be reimbursed for a portion of start-up costs incurred to date at that time.  Total costs through the first quarter of 2007 were approximately $528,000.

Note 2 -- Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), commenced operations on February 19, 1999. The Bank has a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owns a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  The Bank contributed mortgage-backed real estate loans to the REIT upon formation.  On January 1, 2006, we formed Tower Trust Company (the “Trust”).  The Trust is a wholly-owned subsidiary of the Company and provides wealth management services. Prior to the formation of the Trust company these services were provided by the Bank.  Upon formation of the Trust company, certain assets of the Bank were transferred to the Trust company and the Bank’s wealth management customers became customers of the Trust company.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.  During 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (“TBCI”) in Indianapolis. The application has been accepted and has been approved by the Indiana Department of Financial Institutions.  We anticipate approval by the Federal Deposit Insurance Corporation during the second quarter of 2007, with an opening in the summer of 2007.  Upon formation, we will own 51% of the common stock of TBCI.  During 2006 the Indianapolis office operated as a loan production office of the Bank.

Index

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, our operations are considered by management to be aggregated into four reportable segments (see Note 6). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At March 31, 2007, commercial and commercial real estate loans totaled approximately 74.8% of total loans, residential real estate loans totaled approximately 16.0% and home equity and consumer loans totaled approximately 9.2%. Categories by industry of commercial loans at March 31, 2007 exceeding 30% of quarter-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $106.9 million, or 18.8% of total loans; wholesale and retail trade - $47.1 million, or 8.3% of total loans; building, development and general contracting - $81.2 million, or 14.3% of total loans; health care and social assistance - $35.2 million, or 6.2% of total loans; manufacturing - $24.7 million, or 4.3% of total loans; accommodation and food services - $22.9 million or 4.0% of total loans; rental and leasing - $16.4 million or 2.9% of total loans; and finance and insurance - $19.6 million or 3.4% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Index

All interest accrued but not received for loans placed on nonaccrual are reversed against income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: Our allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge-offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $10.9 million at March 31, 2007 and December 31, 2006.

Benefit Plans: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service and any related vesting periods.

Stock Based Compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, utilizing the modified prospective method.  Compensation cost is recorded based on the fair value of the awards at grant date, recognized over the employee service period.  The applies to awards granted or modified after January 1, 2006 and to prior option grants that were not vested at that date.

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

Index

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

In accordance with SFAS No 133, the Bank’s interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at March 31, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders. In January 2006, our Board of Directors formally approved the payment of a dividend of $0.04 per share commencing in first quarter 2006. We paid four quarterly dividends of $0.04 per share during 2006 totaling $642,974.  In January 2007, our Board of Directors approved increasing the dividend to $0.044 per share beginning in the first quarter of 2007, which totaled $179,095.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under the Equity Incentive Plan.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $38,735 and $1,050,288 and was sufficient to meet the regulatory reserve and clearing requirements at March 31, 2007 and 2006, respectively. These balances do not earn interest.

Basis of Presentation:  The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2007 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and March 31, 2006.   The results for the period ended March 31, 2007 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006, 2005, and 2004 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

Adoption of New Accounting Standards:  Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  That adoption of FIN 48 did not have a material effect on our financial statements.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than  not" test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.
We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2002.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  We recognize interest and/or penalties related to income tax matters in income tax expense.  We did not have any amounts accrued for interest and penalties at January 1, 2007.

Effective January 1, 2007, we adopted the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This adoption did not have a material impact on our financial statements either.

Note 3 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2007 and March 31, 2006.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 22,910 and 20,750 for the three-month period ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31
	2007	2006
Basic
Net income	$176,613	$992,954
Weighted average common shares outstanding	4,068,657	4,008,000
Basic earnings per common share	$0.04	$0.25

Diluted
Net income	$176,613	$992,954
Weighted average common shares outstanding	4,068,657	4,008,000
Add: dilutive effect of assumed stock option exercises	94,512	97,496
Weighted average common shares and dilutive potential common shares outstanding	4,163,169	4,105,496
Diluted earnings per common share	$0.04	$0.24

Note 4 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 287,600 remain outstanding as of March 31, 2007.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $19,611 and $30,501 for the three months ended March 31, 2007 and March 31, 2006, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

A summary of the option activity under the Plans as of March 31, 2007 and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 1/1/07	315,600	$11.30

Granted	0

Exercised	28,000	$11.48

Forfeited or expired	0

Outstanding at 3/31/07	287,600	$11.29	3.74	$1,596,180

Exercisable at 3/31/07	253,718	$10.81	3.74	$1,529,920

The weighted-average grant-date fair value of options granted during the three months ended 2007 and 2006 was $0 and $0.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $175,028 and $560.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

On April 19, 2006, at the Company’s annual meeting of stockholders, the stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2007, 2,450 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $46,383.  Restricted shares become fully vested and not subject to forfeiture after five years of service from the date of award and attainment of certain goals, specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $2,319 for the three months ended March 31, 2007.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the three-month period ended March 31, 2007, is presented below:

Non-vested shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at 1/1/07	2,000	$19.22

Granted	450	$17.65

Vested	0

Nonvested at 3/31/07	2,450	$18.93

Note 5 – Derivative Instruments

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

Index

During the third quarter of 2006, the Company purchased an interest rate floor for $147,000.   The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The fair value of the floor at March 31, 2007 was $168,880.  The difference between the purchase price and the fair value, net of tax, is shown in the equity section as an Other Comprehensive Income.

In accordance with SFAS No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at March 31, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Note 6 –  Business Segments

Management separates Tower Financial Corporation into four distinct businesses for reporting purposes.  The four segments are Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations, one Angola location, and a loan production office in Warsaw.

The Indianapolis segment currently operates as a loan production office of the Bank and was opened in July 2006.   In October 2006, the Company filed an application with the Indiana Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to form a de novo bank, Tower Bank of Central Indiana (TBCI).  In the first quarter of 2007 the Indiana Department of Financial Institutions approved our application for the formation of TBCI and we are awaiting final approval from the Federal Deposit Insurance Corporation.  Upon formation of TBCI, the Indianapolis loan production office will be converted into the corporate office for TBCI and the employees, loans, and deposits will be transferred from the Bank to TBCI.  We will be reimbursed for start-up costs incurred to date at that time.

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

Information reported internally for performance assessment follows.

Index

	As of and for the three months ended March 31, 2007
	Bank	Indianapolis	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,448,940	$43,394	$31,403	$(281,649)	$-	$5,242,088

Non-interest income	645,634	-	845,892	451,613	(445,069)	1,498,070

Non-interest expense	4,187,245	210,320	605,670	159,060	-	5,162,295

Noncash items
Provision for loan losses	1,417,407	7,593	-	-	-	1,425,000
Depreciation/Amortization	223,976	3,195	9,156			236,327

Income tax expense (benefit)	23,090	-	118,870	(165,710)	-	(23,750)

Segment Profit/(Loss)	466,832	(174,519)	152,755	176,614	(445,069)	176,613

Balance Sheet Information
Segment Assets	677,716,216	3,595,684	5,754,192	71,946,599	(75,980,684)	683,032,007

	As and for the three months ending March 31, 2006
	Bank	Indianapolis	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$4,964,098	$-	$18,370	$(209,230)	$-	$4,773,238

Non-interest income	3,559,611	-	790,955	4,198,640	(7,157,904)	1,391,302

Non-interest expense	3,447,469	-	499,046	153,371	-	4,099,886

Noncash items
Provision for loan losses	575,000	-		-	-	575,000
Depreciation/Amortization	192,665	-		-	-	192,665

Income tax expense	507,700	-	124,370	(135,370)	-	496,700

Segment Profit	3,993,540	-	185,909	3,971,409	(7,157,904)	992,954

Balance Sheet Information
Segment Assets	571,439,355	-	5,243,412	62,828,043	(66,878,397)	572,632,413

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2007 and December 31, 2006 and results of operations for the three-month periods ended March 31, 2007 and March 31, 2006.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and included by reference in Note 2 above.   There have been no material changes in the information regarding our critical accounting policies since December 31, 2006.

Executive Overview

Net Income for the first quarter 2007 was $176,613, an 82.2% decrease from first quarter 2006.  The decrease was primarily due to a large provision for loan losses taken in the first quarter 2007.

Operating expenses increased by 25.9% in first quarter 2007 compared to first quarter 2006 due to the continued growth of the organization, which included opening a sixth branch in Allen County, a loan production office in Warsaw, Indiana, and a loan production office in Indianapolis, Indiana.  All of which were fully-functioning in first quarter 2007, but not in first quarter 2006.

Total Assets grew $11.9 million from December 31, 2006 to March 31, 2007.  The increase was primarily in the loan portfolio, which grew $18.0 million or 13.1% annualized.  This was offset somewhat by the decrease in cash and short-term investments of $5 million, which was used to fund some of the growth in the loan portfolio.

Total Deposits grew by only $3 million, or 2.1% annualized, in the first quarter 2007.  However, Brokered CD’s and out of market deposits decreased by $20.5 million from December 31, 2006 to March 31, 2007, reflective of a net increase of in-market deposits of $23.5 million in the first quarter.

Financial Condition

We experienced modest growth in the first three months of 2007, as total assets of the Company were $683.0 million at March 31, 2007 compared to total assets at December 31, 2006 of $671.2 million.  The 1.8% increase in assets was primarily due to an increase in loans of $18.0 million, or 3.3%.  This growth was supported by $9.0 million in borrowings and $3.0 million of deposit growth.  The remainder of the growth was supported through the use of cash and cash equivalents, which decreased by $4.9 million, or 17.1% during the first three months of 2007 due to our continued efforts to lower our excess liquidity from December 31, 2006 versus borrowing additional funds.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $23.9 million at March 31, 2007, a decrease of $4.9 million, or 17.1%.  Securities available for sale were $67.9 million at the end of the first quarter of 2007, a decrease of $1.6 million from December 31, 2006 due to maturities and pay downs.  The net decrease in cash and cash equivalents during the first quarter of 2007 was reflective of our cash needs relative to loan growth.

Loans.  Total loans were $568.5 million at March 31, 2007 reflecting an 3.3% increase from total loans of $550.5 million at December 31, 2006.   Loan growth during the first three months of 2007 occurred mainly in the residential and commercial portfolios, with some growth in the commercial real estate portfolio.   The growth of the residential real estate portfolio was due to a continued effort to neutralize our interest rate risk profile by placing more fixed rate loans in our portfolio.  Approximately $3.1 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage, all of which carried terms in excess of 20 years.  The overall mix of the loan portfolio has changed slightly since year-end as we have increased our residential real estate portfolio. The total of commercial and commercial real estate loans in the portfolio was 74.8% at March 31, 2007 and 75.5% at December 31, 2006.

The following table summarizes the composition of the loan portfolio at the dates indicated:

	March 31, 2007		December 31, 2006
	Balance	%	Balance	%

Commercial	$243,334,105	42.8%	$236,808,842	43.0%
Commercial real estate	181,657,086	32.0%	178,610,609	32.5%
Residential real estate	91,156,096	16.0%	83,600,521	15.2%
Home equity	32,024,893	5.6%	32,096,950	5.8%
Consumer	20,341,313	3.6%	19,376,393	3.5%
Total loans	568,513,493	100.0%	550,493,315	100.0%
Net deferred loan costs/(fees)	(32,837)		(43,002)
Allowance for loan losses	(7,662,831)		(6,870,442)

Net loans	$560,817,825		$543,579,871

Index

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans.  Nonperforming assets have increased from $4.2 million, or 0.63% of total assets, at December 31, 2006 to $6.1 million, or 0.89% of total assets, at March 31, 2007. The increase is primarily attributed to several loans, two of which individually exceed $500,000.  We have guarantees that support both of these loans.  Total impaired loans at March 31, 2007 were $8.1 million, compared to $8.8 million at December 31, 2006.  The decrease was due to a combination of pay-offs and charge-offs in the 1st quarter of 2007.  At March 31, 2007, management believes it has allocated adequate specific reserves of $2.6 million for these risks.  The specific reserves for impaired loans at December 31, 2006 were  $2.7 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2007	December 31, 2006

Loans past due over 90 days and still accruing	$564,073	$354,096
Nonaccrual loans	4,749,046	3,488,417
Total nonperforming loans	$5,313,119	$3,842,513
Other real estate owned	743,921	370,000
Total nonperforming assets	$6,057,040	$4,212,513

Nonperforming assets to total assets	0.89%	0.63%

Nonperforming loans to total loans	0.93%	0.70%

Allowance for Loan Losses.   In each quarter the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watchlist reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at March 31, 2007 was $7.7 million, or 1.35% of total loans outstanding, an increase of $792,000 from $6.9 million, or 1.25%, at December 31, 2006.   The provision for loan losses during the first three months of 2007 was $1,425,000 compared to $575,000 in the first three months of 2006.  The substantial loan loss provision incurred in the first quarter of 2007 was primarily related to a risk-rating downgrade of two borrowers.  The loans outstanding to these borrowers are in the commercial real estate class.  The loans are secured by land and are primarily for the purpose of residential development, with some commercial development.  The deterioration in financial condition has caused concern as to the ability of the borrowers to carry future interest costs relating to their borrowings, and the potential of lower realized value on the sale of the real estate if the borrower elects to accelerate sales to help with cash flow.  Loans with these borrowers were current at quarter-end, were not deemed impaired, as management has not concluded it is probable that we will not be paid in full accordance with the loan terms; therefore, no specific reserve was allocated to these loans.  However, due to the migration of these loans into the special mention loan pool, a larger reserve percentage was allocated to these loans in the first quarter of 2007 versus the fourth quarter of 2006.

The table below summarizes the allowance allocations by type as of the indicated dates:

	March 31, 2007	December 31, 2006

Specific allocations	$2,559,000	$2,756,000
Loan pool percentage allocations	5,094,000	4,110,000
Unallocated	9,831	4,442

Total allowance for loan losses	$7,662,831	$6,870,442

The addition to the allowance during the first three months of 2007 was directly attributable to the deterioration of two lending relationships, as well as net charge-off activity during the period.  Net charge-offs for the first three months of 2007 were $632,611 compared to $158,045 for the first three months of 2006. The charge-offs during the three months ended March 31, 2007 were primarily attributable to two commercial and two commercial real estate loans, and offset by a $100,000 recovery of a commercial loan charge-off.  Nonperforming loans increased during the first three months of 2007 by $1.5 million and were $5.3 million at March 31, 2007.  Even though nonperforming loans increased in the first three months of 2007, the specific allowance allocations decreased by $197,000 from December 31, 2006.  The majority of the increase in non-performing loans were loans already identified as impaired and therefore already had specific allowance allocations.  There were some partial charge-offs on non-performing loans to bring the carrying value of the loans down to the net realizable value of the collateral securing the loans, which caused the specific allowance allocations to decrease. The amount of the allowance allocated for loan pools increased by $984,000 during the first three months of 2007.  As noted above, the primary reason for the increase was the migration of two lending relationships to the special mention loan classification.

Index

Management considers the allowance for loan losses at March 31, 2007 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2007	2006

Beginning balance, January 1	$6,870,442	$5,645,301
Provision charged to operating expense	1,425,000	575,000
Charge-offs	(782,435)	(335,057)
Recoveries	149,824	177,012

Ending balance, March 31	$7,662,831	$6,062,256

Net charge-offs to average loans (annualized)	0.46%	0.14%

Other Assets.   The $607,735 increase in other assets was attributable to the addition of $400,000 in OREO properties, net of $100,000 sale of OREO properties.  Other increases in prepaid expenses account for the remainder of the increase.

Deposits.   Total deposits were $589.8 million at March 31, 2007 compared to total deposits at December 31, 2006 of $586.7 million. The growth of $3.0 million, or 0.5%, during the first three months of 2007 was reflected primarily in money market accounts, time deposits less than $100,000, and interest-bearing checking.  Growth was approximately $5.1 million in money market deposits, $4.2 million in time deposits less than $100,000, and $3.0 million in interest-bearing checking accounts.   The majority all of the deposit growth during the first three months of 2007 came from “in-market” deposits.  Brokered CD’s and out-of-market deposits decreased by $20.5 million from $115.5 million at December 31, 2006 to $95.0 million at March 31, 2007.  At March 31, 2007, brokered CD’s and out-of-market deposits comprised 16.1% of total deposits, compared to 19.4% as of December 31, 2006.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2007		December 31, 2006
	Balance	%	Balance	%

Noninterest-bearing demand	$71,218,960	12.1%	$77,772,481	13.3%
Interest-bearing checking	40,475,605	6.9%	37,537,496	6.4%
Money market	128,487,901	21.8%	123,387,985	21.0%
Savings	12,937,511	2.2%	12,488,159	2.1%
Time, under $100,000	89,372,761	15.2%	85,171,413	14.5%
Time, $100,000 and over	247,309,008	41.8%	250,412,770	42.7%

Total deposits	$589,801,746	100.0%	$586,770,304	100.0%

Borrowings.   The Company had borrowings in the amount of $20.2 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2007 and $11.2 million at December 31, 2006.  Three advances, totaling $9.0 million, were short-term daily variable rate advances and the other four, totaling $11.2 million, are bullet advances and mature in a range from June 2007 through June 2010.

Other Liabilities.  Other liabilities decreased $607,000 from year-end 2006.   The decrease was primarily due to the pay-out of accrued bonuses for the 2006 Officer Plan.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2007 reflected net income of $176,613, or $0.04 per diluted share.   This was an $816,000, or 82.2%, decrease from 2006’s first quarter net income of $992,954, or $0.24 per diluted share.   The operating results for the three-month period ended March 31, 2007 were unfavorable compared to the same period in 2006 primarily because the large loan loss provision incurred in the first quarter of 2007.  However, strong asset growth provided a higher net interest income.  This was offset somewhat by cost of funds increasing at a greater rate than yields causing net interest margin to compress.  This was due to a more neutral balance sheet in the first quarter 2007 compared to the first quarter of 2006.

Index

Total revenue, defined as net interest income plus total noninterest income, increased by 9.3% to $6.7 million from $6.2 million from first quarter 2006 to first quarter 2007.   For the three-month period ended March 31, 2007, net interest income increased 9.8%, while total noninterest income increased 7.7% from the same period one year ago primarily due to an increase in Trust and Brokerage fees and Service Charges.

Performance Ratios	March 31
	2007	2006

Return on average assets *	0.11%	0.72%
Return on average equity *	1.40%	8.42%
Net interest margin (TEY) *	3.42%	3.74%
Efficiency ratio	76.24%	66.52%

* annualized

Net Interest Income.   Interest income for the three-month periods ended March 31, 2007 and 2006 was $11.4 million and $8.9 million, respectively, while interest expense for the first quarter was $6.2 million in 2007 and $4.1 million in 2006, resulting in net interest income of  $5.2 million for the first quarter of 2007 and $4.8 million for the first quarter of 2006.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the first quarter of 2007 was 3.42%, while the tax equivalent net interest margin for the first quarter of 2006 was 3.74%.   The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve. The yield on earning assets increased 42 basis points during the period while cost of funds increased 44 basis points, decreasing our rate spread on earning assets.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

Index

	As of and For The Three Month Period Ended
	March 31, 2007			March 31, 2006
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$5,367	$132	9.97%	$6,951	$82	4.78%
Federal funds sold	5,468	87	6.45%	5,944	63	4.30%
Securities - taxable	52,329	654	5.07%	40,842	491	4.88%
Securities - tax exempt (1)	19,405	304	6.35%	14,044	223	6.44%
Loans	551,000	10,318	7.59%	458,642	8,145	7.20%
Total interest-earning assets	633,569	11,495	7.36%	526,423	9,004	6.94%
Allowance for loan losses	(6,953)			(5,915)
Cash and due from banks	11,546			14,628
Other assets	25,831			21,343
Total assets	$663,993			$556,479
Liabilities and Stockholders' Equity
Interest-bearing checking	$38,579	$124	1.30%	$28,749	$68	0.96%
Savings	12,756	32	1.02%	14,692	25	0.69%
Money market	125,609	1,186	3.83%	77,215	491	2.58%
Certificates of deposit	370,501	4,334	4.74%	271,382	3,010	4.50%
FHLB advances	15,746	192	4.95%	34,120	352	4.18%
Junior subordinated debt	17,527	281	6.50%	11,856	209	7.15%
Total interest-bearing liabilities	580,718	6,149	4.29%	438,014	4,155	3.85%
Noninterest-bearing checking	61,436			67,764
Other liabilities	4,586			2,854
Stockholders' equity	50,779			47,846
Total liabilities and stockholders' equity	$697,519			$556,478
Net interest income		$5,346			$4,849
Rate spread			3.07%			3.09%
Net interest income as a percent of average earning assets			3.42%			3.74%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1,425,000, or 103 basis points, annualized, on average loans during the first quarter of 2007 as compared to $575,000, or 51 basis points, annualized, on average loans for the first quarter of 2006.  The increased provision recorded for the first quarter of 2007 was driven by the migration of two lending relationships to the special mention loan category and by higher net charge-offs.   The allowance for loan losses at March 31, 2007 totaled $7,662,831 and was 1.35% of total loans outstanding on that date.  Total net charge-offs for the three-month period ended March 31, 2007 were $632,611, or 46 basis points, annualized, on average loans and were $158,045, or 14 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.5 million during the first quarter of 2007.   This was a $106,768, or 7.7%, increase compared to the first quarter of 2006.  The majority of the increase relates to Service Charge income and Trust services fee income.  Service Charge income increased $87,172 from the first quarter of 2006 to $265,853 for the three-month period ended March 31, 2007.  Trust services fees increased $54,937 from the first quarter of 2006 to $845,893 for the three-month period ended March 31, 2007, reflective of an increase of $70.1 million, or 13.9%, in assets under management.

Noninterest Expense.   Noninterest expense was $5.2 million for the first quarter of 2007 while noninterest expense for the three-month period ended March 31, 2006 was $4.1 million.  The main components of noninterest expense for the first quarter of 2007 were salaries and benefits of $3.0 million, occupancy and equipment costs of $688,194, and loan and professional costs in the amount of $358,813 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation.   The 19.7% increase in salaries and benefits reflects a 23.0% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, significant benefit cost increases, and the recognition of $21,930 in stock compensation expense per FAS123(R).  The majority of our expansion was due to the opening of our Southwest Fort Wayne financial center, the Warsaw, Indiana loan production office, the transformation of our Angola loan production office into a full service financial center, and the opening of the loan production office in Indianapolis.  Loan and professional expenses increased by $138,027, or 62.5%, primarily due to Indianapolis start-up costs, and legal and consulting fees for the 2007 proxy reporting relating to the new compensation rules.  Other expenses increased $157,509, or 57.6%, due primarily from approximately $75,000 of extra-ordinary expenses associated with a refund of unearned loan fees on recourse loans sent back to the originator, a debit card printing error, and  a robbery at one of our branches.

Index

Income Taxes.    During the quarters ended March 31, 2007 and 2006, the Company recorded $23,750 and $496,700, in income taxes benefit and income tax expense, respectively. The effective tax rate recorded was 0% for 2007 as compared to 33.4% for 2006.  The tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The first quarter showed steady deposit growth, as it has been each quarter since 1999.   Deposits have been generated mainly from in-market sources; however, since 2001 we have expanded our funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $133.2 million, or 21.2% of our total funding, at March 31, 2007.   Total deposits at March 31, 2007 were $589.8 million and the loan to deposit ratio was 96.4%.   Total borrowings at March 31, 2007 were $37.7 million.  We expect to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations, and out of market brokered CD’s.  Additionally, we intend to continue to develop wholesale, out-of-market deposits, and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $51.4 million and $51.0 million at March 31, 2007 and December 31, 2006, respectively. Affecting the increase in stockholders’ equity during the first three months of 2007 was $176,613 in net income, reduced by a dividend payment of $179,095, or $0.044 per share, and a $28,068 increase in the unrealized appreciation of securities available for sale, net of tax.  Additionally, the Company issued 28,000 shares of common stock from stock options exercised for $380,823 and recorded $21,930 of stock option compensation expense per FAS123R.

During the first three months of 2007, we made one dividend payment.  The dividend declared and paid was $0.044 per share, which was a 10% increase over the 2006 quarterly dividends.  The dividend payment amounted to $179,095.  In April of 2007, the Board declared a $0.044/share dividend for shareholders of record as of May 1, 2007.  Our ability to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however we anticipate to continuing paying dividends on a quarterly basis at the increased level for the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2007			December 31, 2006
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	10.31%	5.00%	4.00%	10.46%	5.00%	4.00%
Tier 1 risk-based	11.76%	6.00%	4.00%	11.94%	6.00%	4.00%
Total risk-based	12.92%	10.00%	8.00%	13.06%	10.00%	8.00%

The Bank
Leverage capital	8.03%	5.00%	4.00%	8.23%	5.00%	4.00%
Tier 1 risk-based	9.19%	6.00%	4.00%	9.37%	6.00%	4.00%
Total risk-based	10.44%	10.00%	8.00%	10.58%	10.00%	8.00%

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At March 31, 2007, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Index

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first three months of 2007.

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

The following table depicts the Company’s GAP position as of March 31, 2007:

Index

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	11,621	-	-	-		$11,621
Securities available for sale	1,797	8,121	36,468	21,511		67,897
FHLBI and FRB stock	-	-	-	3,078		3,078
Fixed rate loans	19,072	48,005	143,259	41,235		251,571
Variable rate loans	98,657	120,131	96,686	1,436		316,910
Allowance for loan losses	-	-	-	-		(7,663)
Other assets	-	-	-	-		39,618
Total assets	$131,147	$176,257	$276,414	$67,260		$683,032
Liabilities
Interest-bearing checking	40,476	-	-	-		$40,476
Savings accounts	12,938	-	-	-		12,938
Money market accounts	128,488	-	-	-		128,488
Time deposits < $100,000	12,682	36,262	40,292	137		89,373
Time deposits $100,000 and over	68,315	86,584	92,410	-		247,309
Short-term borrowings	-	-	-	-		-
FHLB advances	2,500	12,500	5,200	-		20,200
Junior subordinated debt	-	-	-	17,527		17,527
Noninterest-bearing checking	-	-	-	-		71,219
Other liabilities	-	-	-	-		4,117
Total liabilities	265,398	135,347	137,901	17,664		631,646
Stockholders' Equity						51,386
Total sources of funds	$265,398	$135,347	$137,901	$17,664		$683,032
Net asset (liability) GAP	$(134,251)	$40,910	$138,512	$49,595	$
Cumulative GAP	$(134,251)	$(93,341)	$45,171	$94,767	$
Percent of cumulative GAP to total assets	-19.7%	-13.7%	6.6%	13.9%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of March 31, 2007. It does not provide when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors.  The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)	03/31/08	03/31/09	03/31/10	03/31/11	03/31/12	Thereafter	Total	Fair Value 3/31/2007
Rate sensitive assets:
Fixed interest rate loans	$67,076	$49,473	$33,537	$29,773	$21,693	$50,019	$251,571	$249,500
Average interest rate	7.10%	6.80%	6.68%	6.76%	6.85%	5.47%	6.60%
Variable interest rate loans	218,788	55,316	18,283	11,610	8,835	4,077	316,910	316,910
Average interest rate	8.31%	8.22%	8.27%	8.16%	7.85%	8.18%	8.27%
Fixed interest rate securities	9,918	4,600	12,679	9,525	4,212	26,963	67,897	67,977
Average interest rate	5.08%	4.80%	4.86%	4.57%	4.92%	4.62%	4.76%
Other interest bearing assets	11,621	-	-	-	-	-	11,621	11,621
Average interest rate	5.07%	-	-	-	-	-	5.07%

Rate sensitive liabilities:
Interest bearing checking	7,447	6,074	4,910	3,980	3,233	14,832	40,476	40,476
Average interest rate	1.31%	1.32%	1.32%	1.33%	1.34%	1.35%	1.33%
Savings accounts	3,521	2,565	1,866	1,358	988	2,640	12,938	12,938
Average interest rate	1.07%	1.06%	1.06%	1.06%	1.06%	1.06%	1.07%
Money market accounts	35,390	25,782	18,614	13,448	9,722	25,532	128,488	128,488
Average interest rate	2.00%	2.00%	1.99%	1.98%	1.98%	1.95%	1.99%
Time deposits	203,843	108,710	23,830	41	120	137	336,681	335,194
Average interest rate	5.07%	5.48%	4.09%	4.25%	4.55%	4.95%	5.14%
Fixed interest rate borrowings	6,000	-	4,000	1,200	-	17,527	28,727	27,513
Average interest rate	4.70%	0.00%	5.16%	4.32%	0.00%	6.61%	5.91%
Variable interest rate borrowings	9,000	-	-	-	-	-	9,000	9,000
Average interest rate	5.47%	-	-	-	-	-	5.47%

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

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

TOWER FINANCIAL CORPORATION

Dated: May 10, 2007	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: May 10, 2007	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer