Form 10-Q
period 2007-06-30
TOWER FINANCIAL CORP
filed 2007-08-08
CIK 1072847

UNITE STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes  ☐        No  ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of August 7, 2007: 4,062,199.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2007 and December 31, 2006

	(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$6,977,240	$14,393,790
Short-term investments and interest-earning deposits	154,569	8,863,112
Federal funds sold	10,631,456	5,608,064
Total cash and cash equivalents	17,763,265	28,864,966
Securities available for sale, at fair value	67,895,093	69,491,806
FHLB and FRB stock	3,112,500	3,078,400
Loans held for sale	9,455,115	-
Loans	581,782,504	550,450,313
Allowance for loan losses	(7,175,809)	(6,870,442)
Net loans	574,606,695	543,579,871
Premises and equipment, net	6,782,316	5,870,699
Accrued interest receivable	3,779,111	3,620,368
Bank owned life insurance	11,047,397	10,851,519
Other assets	7,199,385	5,797,183

Total assets	$701,640,877	$671,154,812

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$76,035,017	$77,772,481
Interest-bearing	519,523,019	508,997,823
Total deposits	595,558,036	586,770,304
Federal Home Loan Bank (FHLB) advances	33,850,000	11,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,623,428	1,716,994
Other liabilities	2,546,390	2,982,675

Total liabilities	651,104,854	620,196,973

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,063,647 shares issued and outstanding at June 30, 2007 and 4,043,882 at December 31, 2006	39,053,685	38,536,406
Treasury stock, at cost, 14,735 shares at June 30, 2007	(224,655)	-
Retained earnings	12,559,285	12,523,750
Accumulated other comprehensive income (loss), net of tax of ($439,059) at June 30, 2007 and ($53,785) at December 31, 2006	(852,292)	(102,317)
Total stockholders' equity	50,536,023	50,957,839

Total liabilities and stockholders' equity	$701,640,877	$671,154,812

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2007 and 2006

	(unaudited)
	Three Months ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Interest income:
Loans, including fees	$11,088,346	$9,076,121	$21,406,436	$17,221,565
Securities - taxable	668,747	524,597	1,331,162	1,015,161
Securities - tax exempt	195,166	169,863	395,941	317,255
Other interest income	21,574	162,912	240,653	307,915
Total interest income	11,973,833	9,933,493	23,374,192	18,861,896
Interest expense:
Deposits	5,712,457	4,389,514	11,388,342	7,983,268
Short-term borrowings	516		516
FHLB advances	397,313	369,069	589,057	721,249
Junior subordinated debt	279,957	209,230	561,606	418,461
Total interest expense	6,390,243	4,967,813	12,539,521	9,122,978
Net interest income	5,583,590	4,965,680	10,834,671	9,738,918
Provision for loan losses	1,500,000	475,000	2,925,000	1,050,000
Net interest income after provision for loan losses	4,083,590	4,490,680	7,909,671	8,688,918
Noninterest income:
Trust and brokerage fees	718,607	603,542	1,564,490	1,394,498
Service charges	220,494	141,182	489,525	319,864
Loan broker fees	57,093	4,409	82,590	35,028
Loss on sale of securities	(1,760)	-	(1,760)	-
Other fees	435,599	346,630	784,265	737,674
Total noninterest income	1,430,033	1,095,763	2,919,110	2,487,064
Noninterest expense:
Salaries and benefits	2,976,922	2,564,673	5,972,423	5,067,656
Occupancy and equipment	660,552	511,668	1,348,745	991,845
Marketing	99,380	124,290	178,422	296,636
Data processing	230,228	177,644	458,177	323,611
Loan and professional costs	367,022	328,998	725,835	549,784
Office supplies and postage	117,458	122,457	240,842	229,096
Courier services	94,962	86,939	195,771	179,645
Business development	183,996	138,511	341,748	243,455
Other expense	572,056	288,294	1,002,908	561,483
Total noninterest expense	5,302,576	4,343,474	10,464,871	8,443,211
Income before income taxes	211,047	1,242,969	363,910	2,732,771
Income tax expense (benefit)	(6,065)	330,990	(29,815)	827,690

Net income	$217,112	$911,979	$393,725	$1,905,081

Basic earnings per common share	$0.05	$0.23	$0.10	$0.47
Diluted earnings per common share	$0.05	$0.22	$0.09	$0.46
Average common shares outstanding	4,073,678	4,017,254	4,071,181	4,012,652
Average common shares and dilutive potential common shares outstanding	4,146,386	4,119,906	4,152,975	4,128,173

Dividends declared per share	$0.044	n/a	$0.088	n/a

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2007 and 2006
(unaudited)

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$-	$47,268,054

Net income for 2006		1,905,081			1,905,081
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $414,641			(737,139)		(737,139)
Total Comprehensive Income					1,167,942

Cash dividends paid ($0.04 per share)		(321,009)			(321,009)
Issuance of 11,374 shares of common stock for stock options exercised, including tax benefit	146,308				146,308

Stock compensation expense	57,666				57,666
Balance, June 30, 2006	$38,210,903	$11,062,884	$(954,826)	$-	$48,318,961

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)	$-	$50,957,839

Net income for 2007		393,725			393,725
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($352,804)			(686,944)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of ($32,470)			(63,031)		(63,031)
Total Comprehensive Income					330,694

Cash dividends paid ($0.088 per share)		(358,190)			(358,190)

Issuance of 36,500 shares of common stock for stock options exercised, including tax benefit	473,418				473,418

Stock compensation expense	43,861				43,861

Repurchase 14,735 shares of common stock				(224,655)
Balance, June 30, 2007	$39,053,685	$12,559,285	$(852,292)	$(224,655)	$50,536,023

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2007 and 2006

	(unaudited)	(unaudited)
	Six Months ended	Six Months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$393,725	$1,905,081
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	500,908	403,893
Provision for loan losses	2,925,000	1,050,000
Stock compensation expense	43,861	57,666
Earnings on life insurance	(195,878)	(192,504)
Loss on sale of AFS securities	(1,760)	-
Change in accrued interest receivable	(158,743)	(293,890)
Change in other assets	(1,107,063)	(1,602,290)
Change in accrued interest payable	(93,566)	297,025
Change in other liabilities	(436,285)	(171,480)
Net cash from operating activities	1,870,199	1,453,501
Cash flows from investing activities:
Net change in loans	(51,605,447)	(55,233,583)
Purchase of loans	(3,869,618)	(9,136,078)
Purchase of securities available for sale	(3,685,633)	(8,735,350)
Proceeds from maturities of securities available for sale	2,751,037	1,849,222
Proceeds from sale of securities available for sale	1,490,040	-
Purchase of FHLB and FRB stock	(34,100)	-
Proceeds from sale of participation loans	12,068,126	8,161,735
Purchase of premises, equipment and leasehold expenditures	(1,414,610)	(1,570,603)
Net cash from investing activities	(44,300,205)	(64,664,657)
Cash flows from financing activities:
Net change in deposits	8,787,732	49,283,996
Net change in short-term borrowings
Cash dividends paid	(358,190)	(321,009)
Proceeds from issuance of common stock from exercise of stock options	403,913	114,571
Tax benefit from exercise of stock options	69,505	31,737
Proceeds from FHLB advances	71,100,000	53,000,000
Repayment of FHLB advances	(48,450,000)	(51,500,000)
Repurchase of common stock	(224,655)	-
Net cash from financing activities	31,328,305	50,609,295
Net change in cash and cash equivalents	(11,101,701)	(12,601,861)
Cash and cash equivalents, beginning of period	28,864,966	37,908,337
Cash and cash equivalents, end of period	$17,763,265	$25,306,476

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,633,087	$8,825,953
Income taxes	540,000	1,455,141

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

In 2006 we opened a loan production office in Indianapolis, Indiana.  In the fourth quarter of 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (or “TBCI”), to be located in Indianapolis.  Once formed and capitalized, the plan was to invest capital into the TBCI and own 51% of the common stock of TBCI.  Our applications were approved by the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation.  However, we announced in June 2007 that we had elected to defer further action on the Indianapolis de novo bank project due to management’s perception of current Indianapolis market conditions for de novo banks, as well as management’s positive assessment of other opportunities available to us closer to Fort Wayne, Indiana.  We have since closed our loan production office in Indianapolis in June 2007.

We began the year with four distinct operating segments, which are further detailed in Note 6 of the Financial Statements.  The segments were Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well, as on their contribution to the Tower Financial Corporation as a whole.  In June 2007, we made the decision to cease operations in Indianapolis and therefore, to no longer report as a separate segment.  Refer to Note 6 for further detail on that decision.

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

Note 2 -- Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank"), commenced operations on February 19, 1999. The Bank has a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owns a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  The Bank contributed mortgage-backed real estate loans to the REIT upon formation.  On January 1, 2006, we formed Tower Trust Company (the “Trust”).  The Trust is a wholly-owned subsidiary of the Company and provides wealth management services. Prior to the formation of the Trust company these services were provided by the Bank.  Upon formation of the Trust company, certain assets of the Bank were transferred to the Trust company and the Bank’s wealth management customers became customers of the Trust company.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.  During 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (“TBCI”) in Indianapolis.  The application was accepted by both parties, but, as previously described, we have elected to defer action on and to discontinue our TBCI project and have also closed our loan production office in Indianapolis.

Index

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, our operations are considered by management to be aggregated into three reportable segments (see Note 6). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At June 30, 2007, commercial and commercial real estate loans totaled approximately 74.0% of total loans, residential real estate loans totaled approximately 17.3% and home equity and consumer loans totaled approximately 8.7%. Categories by industry of commercial loans at June 30, 2007 exceeding 30% of quarter-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $112.5 million, or 19.3% of total loans; wholesale and retail trade - $51.0 million, or 8.8% of total loans; building, development and general contracting - $81.0 million, or 13.9% of total loans; health care and social assistance - $33.6 million, or 5.8% of total loans; manufacturing - $27.4 million, or 4.7% of total loans; accommodation and food services - $22.7 million or 3.9% of total loans; rental and leasing - $18.0 million or 3.1% of total loans; and finance and insurance - $19.2 million or 3.3% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Index

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $11.0 and $10.9 million at June 30, 2007 and December 31, 2006, respectively.

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

In accordance with SFAS No 133, the Bank’s interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at June 30, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders. In January 2006, our Board of Directors formally approved the payment of a quarterly dividend of $0.04 per share commencing in first quarter 2006. We paid four quarterly dividends of $0.04 per share during 2006 totaling $642,974.  In January 2007, our Board of Directors approved increasing the quarterly dividend to $0.044 per share beginning in the first quarter of 2007, which totaled $358,190 through the second quarter of 2007.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the accretion of shares repurchased, as well as the dilutive impact of any additional potential common shares issuable under the Equity Incentive Plan.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $129,114 and $808,000 and was sufficient to meet the regulatory reserve and clearing requirements at June 30, 2007 and December 31, 2006, respectively. These balances do not earn interest.

Basis of Presentation:  The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2007 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2007 and June 30, 2006.   The results for the three month and six month period ended June 30, 2007 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006, 2005, and 2004 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Note 3 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2007 and June 30, 2006.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 45,660 and 33,160 and 22,910 and 6,250 for the three- and six-month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Basic
Net income	$217,112	$911,979	$393,725	$1,905,081
Weighted average common shares outstanding	4,073,678	4,017,254	4,071,181	4,012,652
Basic earnings per common share	$0.05	$0.23	$0.10	$0.47

Diluted
Net income	$217,112	$911,979	$393,725	$1,905,081
Weighted average common shares outstanding	4,073,678	4,017,254	4,071,181	4,012,652
Add: dilutive effect of assumed stock option exercises	72,708	102,652	81,794	115,521
Weighted average common shares and dilutive potential common shares outstanding	4,146,386	4,119,906	4,152,975	4,128,173
Diluted earnings per common share	$0.05	$0.22	$0.09	$0.46

Note 4 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 279,100 remain outstanding as of June 30, 2007.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $39,223 and $57,666 for the six-months ended June 30, 2007 and June 30, 2006, respectively.

Index

A summary of the option activity under the Plans as of June 30, 2007 and changes during the three-month period then ended are presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at 1/1/07	315,600	$11.30

Granted		0

Exercised	36,500	$11.07

Forfeited or expired	0

Outstanding at 6/30/07	279,100	$11.33	3.54	$1,032,108

Exercisable at 6/30/07	250,468	$10.91	3.04	$1,017,848

There were no stock options granted during the first six-months ended 2007 or the same period 2006.  The total intrinsic value of options exercised during the six-months ended June 30, 2007 and 2006, was $218,928 and $80,123.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

On April 19, 2006, at the Company’s annual meeting of stockholders, the stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2007, 2,450 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $46,383.  Restricted shares become fully vested and not subject to forfeiture after five years of service from the date of award and attainment of certain goals, specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $4,638 for the six-months ended June 30, 2007.

A summary of the status of the Company’s nonvested restricted shares issued as of June 30, 2007, and changes during the six-month period ended June 30, 2007, is presented below.  Through June 2007, all shares granted were to employees employed at the Indianapolis loan production office.  As a result of the closure of that office, all shares issued to date were forfeited.

		Weighted-
		Average
		Grant-Date
Non-vested shares	Shares	Fair Value

Nonvested at 1/1/07	2,000	$19.22

Granted	450	$17.65

Vested	0

Forfeited or expired	(2,450)	$18.93

Outstanding at 6/30/07	0

Nonvested at 6/30/07	0

Index

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

During the third quarter of 2006, the Company purchased an interest rate floor for $147,000.   The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The cost of the floor is recognized as expense over the term of the floor.  The unamortized cost of the floor and its fair value at June 30, 2007 was $73,765.  The difference between the unamortized cost of the floor and its fair value, net of tax, is shown in the equity section as an Other Comprehensive Income.

In accordance with SFAS No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at June 30, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Note 6 –  Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

In the two previous quarters, we reported a fourth segment, Indianapolis operations.  It operated as a loan production office of the Bank during the last quarter of 2006 and the first two quarters of 2007 in Indianapolis, IN.  While the loan production office did not meet the definition of a reportable segment during that time, we chose to report it as such in anticipation of the formation of a de novo bank to be created in 2007, called Tower Bank of Central Indiana (TBCI), at which time we planned that the loan production office would be acquired by the new entity.  We received approval by the Indiana Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to form the TBCI.  However, as noted in Note 1 above, in June 2007 we elected to cease operations in Indianapolis.  We also determined that the loan production office alone did not constitute a separate reportable segment and therefore we will no longer report it as such.  Through six-months ended June 30, 2007 the Indianapolis operations generated approximately $123,000 of income and incurred expenses of approximately $549,000.

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

Information reported internally for performance assessment follows.

Index

	As of and for the three months ended June 30, 2007
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,839,686	$32,854	$(288,950)	$-	$5,583,590

Non-interest income	717,026	718,708	304,906	(310,607)	1,430,033

Non-interest expense	4,558,122	575,550	168,904	-	5,302,576

Noncash items
Provision for loan losses	1,500,000	-	-	-	1,500,000
Depreciation/Amortization	254,942	9,639	-	-	264,581

Income tax expense (benefit)	86,834	84,660	(177,559)	-	(6,065)

Segment Profit/(Loss)	411,756	91,352	24,611	(310,607)	217,112

Balance Sheet Information
Segment Assets	699,797,435	5,879,983	71,226,752	(75,263,293)	701,640,877

	As of and for the six months ended June 30, 2007
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,332,020	$64,257	$(561,606)	$-	$10,834,671

Non-interest income	1,362,660	1,564,600	747,526	(755,676)	2,919,110

Non-interest expense	8,955,687	1,181,220	327,964	-	10,464,871

Noncash items
Provision for loan losses	2,925,000	-	-	-	2,925,000
Depreciation/Amortization	482,113	18,795	-	-	500,908

Income tax expense (benefit)	109,924	203,530	(343,269)	-	(29,815)

Segment Profit/(Loss)	704,069	244,107	201,225	(755,676)	393,725

Balance Sheet Information
Segment Assets	699,797,435	5,879,983	71,226,752	(75,263,293)	701,640,877

Index

	As of and for the three months ended June 30, 2006
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,148,355	$20,860	$(203,535)	$-	$4,965,680

Non-interest income	454,663	603,542	1,114,949	(1,077,391)	1,095,763

Non-interest expense	3,725,854	507,672	109,948	-	4,343,474

Noncash items
Provision for loan losses	475,000	-	-	-	475,000
Depreciation/Amortization	198,477	7,673	-	-	206,150

Income tax expense (benefit)	404,710	36,940	(110,660)	-	330,990

Segment Profit/(Loss)	997,454	79,790	912,126	(1,077,391)	911,979

Balance Sheet Information
Segment Assets	608,548,047	5,345,735	63,150,572	(67,263,246)	609,781,108

	As of and for the six months ended June 30, 2006
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$10,106,760	$39,230	$(407,072)	$-	$9,738,918

Non-interest income	4,019,966	1,394,497	5,307,896	(8,235,295)	2,487,064

Non-interest expense	7,173,174	1,006,718	263,319	-	8,443,211

Noncash items
Provision for loan losses	1,050,000	-	-	-	1,050,000
Depreciation/Amortization	396,220	7,673	-	-	403,893

Income tax expense (benefit)	912,410	161,310	(246,030)	-	827,690

Segment Profit/(Loss)	4,991,142	265,699	4,883,535	(8,235,295)	1,905,081

Balance Sheet Information
Segment Assets	608,548,047	5,345,735	63,150,572	(67,263,246)	609,781,108

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2007 and December 31, 2006 and results of operations for the three- and six-month periods ended June 30, 2007 and June 30, 2006.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and included by reference in Note 2 above.   There have been no material changes in the information regarding our critical accounting policies since December 31, 2006.

Index

Executive Overview

Net Income was $217,112 and $393,725 for the second quarter 2007 and year-to-date through the second quarter of 2007, respectively.  This is a decrease of 76.2% and 79.3% compared to the same two periods of 2006.  The decrease was primarily due to a large provision for loan losses taken in the first two quarters 2007 and expenses related to the Indianapolis office, which was closed during the second quarter of 2007.

Net interest income increased approximately $2.0 million or 20.5% from the six-month period ended June 30, 2006 to the same period ended June 30, 2007.  The increase was primarily due to growth in the loan portfolio, average loans during the six-month period ended June 30, 2007 increased over $75 million over the same period of 2006.

Noninterest income increase approximately $334,000 from the six-month period ended June 30, 2006 to the same period ended June 30, 2007.  Significant increases were seen in nearly every area, including trust and brokerage fees ($115,000), service charges ($79,000), loan broker fees ($53,000), and other fees ($87,000).

Operating expenses increased by 22.1% in second quarter 2007 compared to second quarter 2006 and 23.9% year-to-date 2007 compared to the same period in 2006.  The increases are due to the continued growth of the organization, which included opening a sixth branch in Allen County, a loan production office in Warsaw, Indiana, and a loan production office in Indianapolis, Indiana,  all of which were fully-functioning during the first two quarters 2007, but not during the same period 2006.  Additional expenses were incurred in connection with the Indianapolis de novo bank project that we decided to defer further action on in June of 2007.  Also, FDIC insurance premiums increased over $200,000 year-to-date through June 2007 due to a change in the assessment calculation used by the FDIC, which affected all banks.

Total assets grew $30.5 million from December 31, 2006 to June 30, 2007.  The increase was primarily in the loan portfolio, which grew $31 million or 11.4% annualized.  Loans related to the Indianapolis office were moved to ‘Held for Sale’ in the amount of $9.5 million as a result of an agreement reached with an Indianapolis financial institution to purchase the loans at par.  These increases were offset somewhat by the decrease in cash and short-term investments of $11.1 million, which was used to fund some of the growth in the loan portfolio.

Total deposits grew by $8.8 million, or 3.0% annualized, through the second quarter of 2007.  However, Brokered CD’s and out of market deposits decreased by $21.9 million from December 31, 2006 to June 30, 2007, reflective in a net increase of in-market deposits of $30.7 million through the first two quarters of 2007.  Additional borrowings of $22.7 million were used to supplement deposits to fund loan growth.

Financial Condition

We experienced steady growth in the first six months of 2007, as total assets were $702.0 million at June 30, 2007 compared to total assets at December 31, 2006 of $671.2 million.  The 4.5% increase in assets was primarily due to an increase in loans of $31.3 million and loans held for sale of $9.5 million.  When combined, this is a 7.4% increase over loans from December, 2006.  This growth was supported by $8.7 million of deposit growth and $22.7 million of borrowings.  The remainder of the growth was supported through the use of cash and cash equivalents, which decreased by $11.1 million, or 38.5%, during the first six months of 2007 due to our continued efforts to lower our excess liquidity from December 31, 2006 versus borrowing additional funds.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $17.8 million at June 30, 2007, a $11.1 million, or 38.5%, decrease from $28.9 million at December 31, 2006. The decrease in cash and cash equivalents during the second quarter of 2007 was reflective of our cash needs relative to loan growth.  Securities available for sale were $67.9 million at the end of the second quarter of 2007, an decrease of $1.6 million from December 31, 2006.  The decrease was due to the maturity of securities of approximately $4.2 million and unrealized losses of approximately $1.1 million.  This was partially offset by purchases of approximately $3.7 million in securities during the first six months of 2007.

Loans Held for Sale.  Loans held for sale increased $9.5 million during the first six months of 2007.  These loans were originated by the Indianapolis loan production office.  In June of 2007, when the decision was made to defer further action on the creation of the Indianapolis de novo bank an agreement was reached with a financial institution in the Indianapolis market to sell theses loans at par.  The definitive agreement was executed in June with closing to take place in the third quarter.

Loans.  Total loans were $581.8 million at June 30, 2007 reflecting a 5.7% increase from total loans of $550.5 million at December 31, 2006.  Loan growth during the first six months of 2007 occurred mainly in the residential and commercial portfolios, along with the consumer portfolio.   The growth of the residential real estate portfolio was due to continued efforts to neutralize our interest rate risk profile by placing more fixed rate loans in our portfolio.  Approximately $3.8 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage, all of which carried terms in excess of 20 years.  The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 74.0% at June 30, 2007 and 75.5% at December 31, 2006.

Index

The following table summarizes the composition of the loan portfolio at the dates indicated:

	June 30, 2007		December 31, 2006
	Balance	%	Balance	%

Commercial	$250,890,814	43.1%	$236,808,842	43.0%
Commercial real estate	179,518,482	30.9%	178,610,609	32.5%
Residential real estate	100,549,674	17.3%	83,600,521	15.2%
Home equity	30,168,261	5.2%	32,096,950	5.8%
Consumer	20,748,115	3.5%	19,376,393	3.5%
Total loans	581,875,346	100.0%	550,493,315	100.0%
Net deferred loan costs	(92,842)		(43,002)
Allowance for loan losses	(7,175,809)		(6,870,442)

Net loans	$574,606,695		$543,579,871

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans.  Nonperforming assets have increased from $4.2 million, or 0.63% of total assets, at December 31, 2006 to $5.2 million, or 0.74% of total assets, at June 30, 2007.  The majority of the increase relates to two relationships totaling $1.3 million.  Other smaller relationships and property taken to other real-estate owned, netted against an approximate $500,000 reduction on one non-performing borrower account for the remainder of the change.  Total impaired loans at June 30, 2007 were $5.6 million compared to $8.8 million at December 31, 2006.  The decrease was due to a combination of pay-offs and charge-offs during the first two quarters of 2007. At June 30, 2007, management believes it has allocated adequate specific allowances for these risks of $1.3 million.  The specific reserves for impaired loans at December 31, 2006 were $2.7 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2007	December 31, 2006

Loans past due over 90 days and still accruing	$80,737	$354,096
Nonaccrual loans	4,358,022	3,488,417
Total nonperforming loans	$4,438,759	$3,842,513
Other real estate owned	743,921	370,000
Total nonperforming assets	$5,182,680	$4,212,513

Nonperforming assets to total assets	0.74%	0.63%

Nonperforming loans to total loans	0.76%	0.70%

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

The allowance for loan losses at June 30, 2007 was $7.2 million, or 1.23% of total loans outstanding, an increase of $305,000 from $6.9 million, or 1.25%, at December 31, 2006.   The provision for loan losses during the first six months of 2007 was $2,925,000 compared to $1,050,000 in the first six months of 2006.  The substantial loan loss provision incurred in the first two quarters of 2007 was primarily related to a risk-rating downgrade of two borrowers.  The loans outstanding to these borrowers are in the commercial real estate class.  The loans are secured by land and are primarily for the purpose of residential development, with some commercial development.  The deterioration in financial condition has caused concern as to the ability of the borrowers to carry future interest costs relating to their borrowings, and the potential of lower realized value on the sale of the real estate if the borrower elects to accelerate sales to help with cash flow.  Loans with these borrowers were current at quarter-end and were not deemed impaired, as management has concluded it is still probable that we will be paid in full accordance with the loan terms; therefore, no specific reserve was allocated to these loans.  However, due to the migration of these loans into the special mention loan pool, a larger reserve percentage was allocated to these loans in the first and second quarters of 2007 versus the fourth quarter of 2006.

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2007	December 31, 2006

Specific allocations	$1,299,000	$2,756,000
Loan pool percentage allocations	5,788,000	4,110,000
Unallocated	88,809	4,442

Total allowance for loan losses	$7,175,809	$6,870,442

The addition to the allowance during the first six months of 2007 was directly attributable to net charge-off activity during the period, as well as the downgrade of two lending relationships.  Net charge-offs for the first six months of 2007 were $2.6 million compared to $521,742 for the six months of 2006. Over half of the charge-offs during the six months ended June 30, 2007 were from the commercial loan class.  The majority of these loans already had a portion of the balance specifically reserved.  The remaining charge-offs were primarily commercial real estate, with some coming from the consumer class.  Nonperforming loans increased during the first six months of 2007 by $596,000 and were $4.4 million at June 30, 2007.  Even though nonperforming loans increased in the first six months of 2007, the specific allowance allocations decreased by $1.5 million from December 31, 2006.  The majority of the increase in non-performing loans were loans already identified as impaired and therefore already had specific allowance allocations.  There were several charge-offs and partial charge-offs on non-performing loans due to the further deterioration of certain borrowers.  These charge-offs brought the carrying value of the loans down to the net realizable value of the collateral securing the loans, which caused the specific allowance allocations to decrease. The amount of the allowance allocated for loan pools increased by $1.7 million during the first six months of 2007.  As noted above, the primary reason for the increase was the migration of two lending relationships to the special loan classification.  Management considers the allowance for loan losses at June 30, 2007 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2007	2006

Beginning balance, January 1	$6,870,442	$5,645,301
Provision charged to operating expense	2,925,000	1,050,000
Charge-offs	(2,786,440)	(738,977)
Recoveries	166,807	217,235

Ending balance, June 30	$7,175,809	$6,173,559

Net charge-offs to average loans (annualized)	0.92%	0.22%

Other Assets.   The $1.4 million increase in other assets was attributable to an increase in premises and equipment of $912,000.  This increase in premises and equipment is primarily due to our Warsaw, IN office that is currently under construction.

Deposits.   Total deposits were $595.6 million at June 30, 2007 compared to total deposits at December 31, 2006 of $586.8 million. The growth of $8.8 million, or 1.5%, during the first half of 2007 was reflected mainly in interest-bearing checking and time deposits less than $100,000.  Growth was approximately $10.9 million in interest-bearing checking and $9.6 million in time deposits less than $100,000.  Money market and time deposits greater than $100,000 decreased by $7.0 million and $3.7 million, respectively. Approximately $5 million of the interest-bearing checking growth was in Health Savings Accounts.  Virtually all of the deposit growth during the second quarter came from “in-market” deposits.  Brokered CD’s and out of market deposits decreased by $21.9 million from $115.5 million at December 31, 2006 to $93.6 million at June 30, 2007.  At June 30, 2007, brokered CD’s and out of market deposits comprised 15.7% of total deposits, compared to 19.4% as of December 31, 2006.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2007		December 31, 2006
	Balance	%	Balance	%

Noninterest-bearing demand	$76,035,017	12.8%	$77,772,481	13.3%
Interest-bearing checking	48,405,589	8.1%	37,537,496	6.4%
Money market	116,435,681	19.6%	123,387,985	21.0%
Savings	13,209,968	2.2%	12,488,159	2.1%
Time, under $100,000	94,772,075	15.9%	85,171,413	14.5%
Time, $100,000 and over	246,699,706	41.4%	250,412,770	42.7%

Total deposits	$595,558,036	100.0%	$586,770,304	100.0%

Borrowings.   The Company had borrowings in the amount of $33.9 million in Federal Home Loan Bank (“FHLB”) advances at June 30, 2007 and $11.2 million at December 31, 2006.  Seven of the advances, totaling $15.15 million, are short-term daily variable rate advances and the other six, totaling $18.7 million, are bullet advances and mature in a range from October 2007 through June 2010.

Other Liabilities.  Other liabilities decreased $436,000 from year-end 2006.   The decrease in other liabilities was primarily related to the payment of the 2006 incentive bonuses during the first quarter that were accrued at December 31, 2006.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2007 reflected net income of $217,112 or $0.05 per diluted share.   This was a $694,867, or 76.2%, decrease over 2006’s second quarter net income of $911,979, or $0.22 per diluted share.   The operating results for the three-month period ended June 30, 2007 were unfavorable compared to the same period in 2006 primarily due to the larger loan loss provision incurred in the second quarter of 2007 and expenses incurred associated with the operation of and eventual closing of the Indianapolis loan production office.  However, strong asset growth provided a higher net interest income.  This was offset somewhat by cost of funds increasing at a greater rate than yields causing net interest margin to compress.  This was due to a more neutral balance sheet in the second quarter 2007 compared to the second quarter of 2006.

Total revenue, defined as net interest income plus total noninterest income, increased by 15.7% to $7.0 million from $6.1 million from second quarter 2006 to second quarter 2007.   For the three-month period ended June 30, 2007, net interest income increased 12.4%, while total noninterest income increased 30.5% from the same period one year ago primarily due to an increase in trust and brokerage fees, service charges, and loan broker fees.

Performance Ratios	June 30
	2007	2006

Return on average assets *	0.12%	0.61%
Return on average equity *	1.68%	7.58%
Net interest margin (TEY) *	3.44%	3.60%
Efficiency ratio	75.60%	71.62%

* annualized

Net Interest Income.   Interest income for the three-month periods ended June 30, 2007 and 2006 was $12.0 million and $9.9 million, respectively, while interest expense for the second quarter was $6.4 million in 2007 and $5.0 million in 2006, resulting in net interest income of  $5.6 million for the second quarter of 2007 and $5.0 million for the second quarter of 2006.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the second quarter of 2007 was 3.44%, while the tax equivalent net interest margin for the second quarter of 2006 was 3.60%.   The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	June 30, 2007			June 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits (1)	$1,423	$(19)	-5.36%	$8,899	$107	4.82%
Federal funds sold	4,856	41	3.39%	4,684	56	4.80%
Securities - taxable	51,696	668	5.18%	42,622	525	4.94%
Securities - tax exempt (2)	19,956	296	5.95%	16,120	261	6.49%
Loan Held for Sale	72	-	0.00%
Loans	585,407	11,088	7.60%	491,533	9,076	7.41%
Total interest-earning assets	663,410	12,074	7.30%	563,858	10,025	7.13%
Allowance for loan losses	(7,724)			(6,251)
Cash and due from banks	13,262			15,245
Other assets	33,225			23,441
Total assets	$702,173			$596,293
Liabilities and Stockholders' Equity
Interest-bearing checking	$47,043	$175	1.49%	$30,326	$78	1.03%
Savings	16,419	34	0.83%	13,942	27	0.78%
Money market	128,377	1,070	3.34%	103,313	850	3.30%
Certificates of deposit	343,033	4,433	5.18%	283,924	3,434	4.85%
Short-term borrowings	-	1	0.00%	-		-
FHLB advances	30,610	397	5.20%	31,952	369	4.63%
Junior subordinated debt	17,527	280	6.41%	11,856	209	7.07%
Total interest-bearing liabilities	583,009	6,390	4.40%	475,313	4,967	4.19%
Noninterest-bearing checking	63,039			69,507
Other liabilities	4,576			3,241
Stockholders' equity	51,549			48,232
Total liabilities and stockholders' equity	$702,173			$596,293
Net interest income		$5,684			$5,058
Rate spread			2.90%			2.94%
Net interest income as a percent of average earning assets			3.44%			3.60%

(1)
An elimination adjustment relating to the first quarter of 2006 was made in the second quarter of 2006, which created a deficit balance in this account for the three-months ended June 30, 2007.  The adjustment is not considered material to the financial statements.

(2)	Computed on a tax equivalent basis for tax exempt securities using a 35% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1.5 million or 1.02% basis points on average loans (annualized) during the second quarter of 2007 as compared to $475,000, or 39 basis points on average loans (annualized) for the second quarter of 2006.  The increased provision recorded for the second quarter of 2007 was driven by a combination of increased charge-off activity and the increase in reserves for two lending relationships.   The allowance for loan losses at June 30, 2007 totaled $7,175,809 and was 1.23% of total loans outstanding on that date.  Total net charge-offs for the three-month period ended June 30, 2007 were $1,987,022, or 136 basis points, annualized, on average loans and were $363,697, or 30 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.4 million during the second quarter of 2007.   This was a $334,270, or 30.5%, increase compared to the second quarter of 2006.  Trust services fee income, service charges, loan broker fees, and other fee revenue all contributed to the increase. Trust services fees increased $115,065 from the second quarter of 2006 to $718,607 for the three-month period ended June 30, 2007, reflective of an increase of $95.9 million, or 19.0%, in assets under management.  Service charge revenue increased $79,312, or 56.2%, from $141,182 for the three-month period ending June 30, 2006 to $220,494 for the same period ended June 30, 2007.  The increase was primarily from an increase in over-draft fees and in service charges on HSA deposit accounts.  Loan broker fees increased $52,684 from second quarter 2006 to second quarter 2007.  Residential loan volume was constant from second quarter 2006 to second quarter 2007.  However, we sold approximately $4 million more to the secondary market in the second quarter 2007 compared to the second quarter 2006.  Other Fee revenue increased by $87,209, or 25.2%, due several smaller increases, including lock box fees, letter of credit fees, and debit card interchange income.

Index

Noninterest Expense.   Noninterest expense was $5.3 million for the second quarter of 2007 while noninterest expense for the three-month period ended June 30, 2006 was $4.3 million.  The main components of noninterest expense for the second quarter of 2007 were salaries and benefits of $3.0 million and occupancy and equipment costs of $660,552 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense, and equipment depreciation.  Other expenses were $572,056 in the second quarter 2007, a $283,762 increase over the same quarter 2006.  The increase was due primarily to an increase in FDIC insurance premiums.  Premiums expenses in the second quarter 2007 exceeded $215,000, which was an increase of over $200,000 from the same quarter prior year.   The 16.1% increase in salaries and benefits reflects a 12.4% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, and significant benefit cost increases.

Income Taxes.    During the quarters ended June 30, 2007 and 2006, we recorded $6,065 and $330,990 in income tax benefit and income tax expense, respectively.  The effective tax rate recorded was 0% for second quarter 2007 as compared to 26.6% for second quarter 2006.  The tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2007 reflected net income of $393,725, or $0.09 per diluted share.   This was a $1.5 million, or 79.3%, decrease over 2006’s six-month period net income of $1,905,081, or $0.46 per diluted share.   The operating results for the six-month period ended June 30, 2007 were unfavorable compared to the same period in 2006 primarily because the large loan loss provisions incurred in the first two quarters of 2007 and expenses incurred associate with the closing of the Indianapolis loan production office.  However, strong asset growth provided a higher net interest income.  This was offset somewhat by cost of funds increasing at a greater rate than yields causing net interest margin to compress.  This was due to a more neutral balance sheet in the first two quarters of 2007 compared to the same periods of 2006.

Total revenue, defined as net interest income plus total noninterest income, increased by 12.5% to $13.8 million from $12.2 million from the first six-months of 2006 to the first six-months of 2007.  For the six-month period ended June 30, 2007, net interest income increased 11.3%, while total noninterest income increased 17.4% from the same period one year ago primarily due to an increase in trust and brokerage fees and service charge income.

Performance Ratios	June 30
	2007	2006

Return on average assets *	0.12%	0.67%
Return on average equity *	1.54%	8.00%
Net interest margin (TEY) *	3.43%	3.67%
Efficiency ratio	76.10%	69.05%

* annualized

Net Interest Income.   Interest income for the six-month periods ended June 30, 2007 and 2006 was $23.4 million and $18.9 million, respectively, while interest expense was $12.5 million through June 30, 2007 and $9.1 million through June 30, 2006, resulting in net interest income of $10.8 million for the first six months of 2007 and $9.7 million for the first six months of 2006.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the first six months of 2007 was 3.43%, while the tax equivalent net interest margin for the first six months of 2006 was 3.67%.   The decrease in net interest margin was mainly due to the neutralizing of our balance sheet and a flattening yield curve.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Six Month Periods Ended
	June 30, 2007			June 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$3,395	$117	6.95%	$7,925	$189	4.81%
Federal funds sold	5,162	124	4.84%	5,314	119	4.52%
Securities - taxable	52,013	1,331	5.16%	41,732	1,015	4.90%
Securities - tax exempt (1)	19,680	600	6.15%	15,082	488	6.52%
Loans held for sale	36	-	0.00%
Loans	568,204	21,406	7.60%	475,088	17,222	7.31%
Total interest-earning assets	648,490	23,578	7.33%	545,141	19,033	7.04%
Allowance for loan losses	(7,339)			(6,083)
Cash and due from banks	12,402			14,936
Other assets	29,546			22,392
Total assets	$683,099			$576,386
Liabilities and Stockholders' Equity
Interest-bearing checking	$42,811	$300	1.41%	$29,538	$146	1.00%
Savings	14,587	67	0.93%	14,317	53	0.75%
Money market	126,993	2,256	3.58%	90,264	1,340	2.99%
Certificates of deposit	340,021	8,765	5.20%	277,653	6,445	4.68%
FHLB advances	23,178	589	5.12%	33,036	721	4.40%
Junior subordinated debt	17,527	562	6.47%	11,856	418	7.11%
Total interest-bearing liabilities	565,117	12,539	4.47%	456,664	9,123	4.03%
Noninterest-bearing checking	62,237			68,636
Other liabilities	4,581			3,047
Stockholders' equity	51,164			48,039
Total liabilities and stockholders' equity	$683,099			$576,386
Net interest income		$11,039			$9,910
Rate spread			2.86%			3.01%
Net interest income as a percent of average earning assets			3.43%			3.67%

(1)	Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $2.9 million, or 1.03% basis points (annualized) on average loans during the first half of 2007 as compared to $1.1 million, or 45 basis points (annualized) on average loans for the first half of 2006.  The increased provision recorded for the first half of 2007 was driven by the migration of two lending relationships to the special mention loan category and by higher net charge-offs.   The allowance for loan losses at June 30, 2007 totaled $7,175,809 and was 1.23% of total loans outstanding on that date.  Total net charge-offs for the six-month period ended June 30, 2007 were $2,619,633, or 92 basis points, annualized, on average loans and were $797,539, or 39 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $2.9 million during the first half of 2007.   This was a $432,046, or 17.4%, increase compared to the first half of 2006.  The majority of the increase relates to trust services fee income and service charge income. Trust services fees increased $169,992 from the first six months of 2006 to $1.6 million for the six-month period ended June 30, 2007, reflective of an increase of $95.9 million, or 19.0%, in assets under management. Service charge income increased by $169,661, or 53.0%, due primarily to an increase in over-draft fees in connection with the over-draft protection program and also due to an increase in service charges on Health Savings deposit accounts.

Noninterest Expense.   Noninterest expense was $10.5 million for the first six months of 2007 while noninterest expense for the first half of 2006 was $8.4 million.  The main components of noninterest expense for the first half of 2007 were salaries and benefits of $6.0 million, occupancy and equipment costs of $1.3 million, other expense of $1.0 million, and loan and professional costs of $726,000.  The salary and benefits and occupancy and equipment expense represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation.   The 17.9% increase in salaries and benefits reflects a 12.4% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, and benefit cost increases.  The $441,425 increase in other expenses is primarily due to an increase in FDIC insurance premiums.  Premiums expenses in the first half of 2007 exceeded $235,000, which was an increase of over $200,000 from the same period prior year.  Loan and professional expenses increased by $176,051, or 32.0%, primarily due to Indianapolis start-up costs and legal and consulting fees for the 2007 proxy reporting relating to the new compensation disclosure requirements.

Index

Income Taxes.    During the six-month periods ended June 30, 2007 and 2006, we recorded $29,815 and $827,690 in income tax benefit and income tax expense, respectively.  The effective tax rate recorded was 0% through the first six-months of 2007 as compared to 30.3% for the first six-months of 2006.  The tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.  Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The second quarter showed steady deposit growth, as it has been each quarter since 1999.   Deposits have been generated mainly from in-market sources; however, since 2001 we have expanded our funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $145.0 million, or 22.4% of our total funding, at June 30, 2007.   Total deposits at June 30, 2007 were $595.6 million and the loan to deposit ratio was 97.7%.   Total borrowings at June 30, 2007 were $51.4 million.  We expect to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations, and out of market brokered CD’s.  Additionally, we intend to continue to develop wholesale, out-of-market deposits, and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $50.5 million and $51.0 million at June 30, 2007 and December 31, 2006, respectively. Affecting the decrease in stockholders’ equity during the first six months of 2007 were dividend payments of $358,000, or $0.088 per share, and a $687,000 decrease in the unrealized loss on securities available for sale, net of tax.  This was partially offset by $394,000 in net income.  We also issued 36,500 shares of common stock from stock options exercised for $473,418 and recorded $43,861 of stock option compensation expense per FAS123R.  Additionally, we purchased 14,735 shares of Treasury Stock at a weighted average price of $15.25, including fees, during the first six-months of 2007.

During the first six months of 2007, the Company paid dividends twice.  The dividend declared and paid was $0.044 per share in each quarter and amounted to an annual total of $358,000.  The ability of the Company to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however we anticipate continuing to pay dividends on a quarterly basis for the foreseeable future.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2007			December 31, 2006
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.81%	5.00%	4.00%	10.46%	5.00%	4.00%
Tier 1 risk-based	11.35%	6.00%	4.00%	11.94%	6.00%	4.00%
Total risk-based	12.46%	10.00%	8.00%	13.06%	10.00%	8.00%

The Bank
Leverage capital	8.01%	5.00%	4.00%	8.23%	5.00%	4.00%
Tier 1 risk-based	9.29%	6.00%	4.00%	9.37%	6.00%	4.00%
Total risk-based	10.48%	10.00%	8.00%	10.58%	10.00%	8.00%

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At June 30, 2007, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Index

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2007.

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

Index

The following table depicts the Company’s GAP position as of June 30, 2007:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest- earning deposits	$10,786	$-	$-	$-		$10,786
Securities available for sale	30	6,596	41,767	19,502		67,895
FHLBI and FRB stock	-	-	-	3,113		3,113
Fixed rate loans	25,979	47,340	148,148	52,740		274,207
Variable rate loans	108,687	105,983	100,324	2,037		317,031
Allowance for loan losses	-	-	-	-		(7,176)
Other assets	-	-	-	-		35,785
Total assets	$145,482	$159,919	$290,239	$77,392		$701,641
Liabilities
Interest-bearing checking	$2,483	$6,464	$24,743	$14,715		$48,405
Savings accounts	1,007	2,595	7,662	1,946		13,210
Money market accounts	8,954	23,143	67,515	16,824		116,436
Time deposits < $100,000	11,584	44,509	38,653	26		94,772
Time deposits $100,000 and over	60,833	91,607	94,260	-		246,700
Short-term borrowings	-	-	-	-		-
FHLB advances	15,150	9,500	9,200	-		33,850
Junior subordinated debt	-	-	-	17,527		17,527
Noninterest-bearing checking	-	-	-	-		76,035
Other liabilities	-	-	-	-		4,170
Total liabilities	100,011	177,818	242,033	51,038		651,105
Stockholders' Equity						50,536
Total sources of funds	$100,011	$177,818	$242,033	$51,038		$701,641
Net asset (liability) GAP	$45,471	$(17,899)	$48,206	$26,354	$
Cumulative GAP	$45,471	$27,572	$75,778	$102,132	$
Percent of cumulative GAP to total assets	6.5%	3.9%	10.8%	14.6%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of June 30, 2007. It does not provide when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors.  The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12	Thereafter	Total	6/30/2007
Rate sensitive assets:
Fixed interest rate loans	$73,319	$48,011	$34,800	$30,688	$24,973	$62,416	$274,207	$269,048
Average interest rate	7.27%	6.89%	6.84%	6.91%	6.96%	5.69%	6.72%
Variable interest rate loans	214,670	59,640	18,817	10,602	8,480	4,822	$317,031	317,031
Average interest rate	8.42%	8.10%	8.21%	8.10%	7.88%	8.13%	8.32%
Fixed interest rate securities	6,625	8,958	10,453	11,101	3,983	26,775	$67,895	66,973
Average interest rate	5.08%	4.80%	4.86%	4.57%	4.92%	4.62%	4.76%
Other interest bearing assets	10,786	-	-	-	-	-	$10,786	10,786
Average interest rate	6.13%						6.13%

Rate sensitive liabilities:
Interest bearing checking	8,947	7,124	5,814	4,748	3,882	17,891	$48,406	48,406
Average interest rate	1.50%	1.51%	1.52%	1.52%	1.53%	1.54%	1.52%
Savings accounts	3,602	2,627	1,908	1,387	1,008	2,678	$13,210	13,210
Average interest rate	1.11%	1.11%	1.11%	1.11%	1.11%	1.11%	1.11%
Money market accounts	32,098	23,329	16,843	12,171	8,801	23,194	$116,436	116,436
Average interest rate	4.01%	4.02%	4.04%	4.07%	4.09%	4.15%	4.06%
Time deposits	208,532	110,006	22,751	34	123	26	$341,472	340,239
Average interest rate	5.08%	5.48%	4.11%	4.32%	4.55%	4.05%	5.14%
Fixed interest rate borrowings	9,500	4,000	5,200	-	-	17,527	$36,227	34,751
Average interest rate	5.19%	5.00%	4.97%	-	-	6.49%	5.77%
Variable interest rate borrowings	15,150	-	-	-	-	-	$15,150	15,150
Average interest rate	538.00%	-	-	-	-	-	5.38%

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 15, 2007.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2010:

	Votes For	Votes Withheld
R.V. Prasad Mantravadi. MD	3,291,518	20,426
William G. Niezer	3,274,644	37,300
John V. Tippmann, Sr	3,287,645	24,299

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Keith E. Busse	2008	Debra A. Niezer	2007
Kathryn D. Callen	2009	Joseph D. Ruffolo	2009
Michael S. Gouloff	2008	Irene A. Walters	2008
Jerome F. Henry, Jr.	2009

(c)   Other matters voted upon and the results of the voting were as follows:

The shareholders voted 3,297,972 in the affirmative and 8,180 in the negative, with 5,793 abstentions, to ratify the appointment of Crowe Chizek and Company LLC as auditors of the Company for 2007.

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

TOWER FINANCIAL CORPORATION

Dated: August 8, 2007	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: August 8, 2007	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer, and Secretary