Form 10-Q
period 2007-09-30
TOWER FINANCIAL CORP
filed 2007-11-13
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 6, 2007: 4,070,569.

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

INDEX

PART I.   FINANCIAL INFORMATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2007 and December 31, 2006
	(unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$12,475,451	$14,393,790
Short-term investments and interest-earning deposits	7,286,505	8,863,112
Federal funds sold	6,290,981	5,608,064
Total cash and cash equivalents	26,052,937	28,864,966
Securities available for sale, at fair value	69,046,042	69,491,806
FHLB and FRB stock	3,454,700	3,078,400
Loans held for sale	4,007,123	-
Loans	579,902,194	550,450,313
Allowance for loan losses	(7,180,424)	(6,870,442)
Net loans	572,721,770	543,579,871
Premises and equipment, net	8,914,857	5,870,699
Accrued interest receivable	3,609,815	3,620,368
Bank owned life insurance	11,153,097	10,851,519
Other assets	7,953,438	5,797,183

Total assets	$706,913,779	$671,154,812

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$74,708,805	$77,772,481
Interest-bearing	518,145,021	508,997,823
Total deposits	592,853,826	586,770,304
Federal Home Loan Bank (FHLB) advances	43,400,000	11,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,816,374	1,716,994
Other liabilities	2,486,349	2,982,675

Total liabilities	658,083,549	620,196,973

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,071,069 shares issued and outstanding at September 30, 2007 and 4,043,882 at December 31, 2006	39,469,478	38,536,406
Treasury stock, at cost, 42,736 shares at September 30, 2007	(634,119)	-
Retained earnings	10,172,045	12,523,750
Accumulated other comprehensive income (loss), net of tax of ($99,977) at September 30, 2007 and ($53,785) at
December 31, 2006	(177,174)	(102,317)
Total stockholders' equity	48,830,230	50,957,839

Total liabilities and stockholders' equity	$706,913,779	$671,154,812

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2007 and 2006

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Interest income:
Loans, including fees	$11,085,796	$10,040,721	$32,492,233	$27,264,488
Securities - taxable	660,063	565,520	1,991,226	1,580,679
Securities - tax exempt	202,210	181,699	598,151	498,954
Other interest income	128,032	117,457	368,686	425,374
Total interest income	12,076,101	10,905,397	35,450,296	29,769,495
Interest expense:
Deposits	5,863,839	5,142,295	17,252,182	13,125,563
Short-term borrowings	15	-	532	-
FHLB advances	436,366	372,355	1,025,421	1,093,602
Junior subordinated debt	287,647	209,230	849,253	627,692
Total interest expense	6,587,867	5,723,880	19,127,388	14,846,857
Net interest income	5,488,234	5,181,517	16,322,908	14,922,638
Provision for loan losses	5,246,000	645,000	8,171,000	1,695,000
Net interest income after provision for loan losses	242,234	4,536,517	8,151,908	13,227,638
Noninterest income:
Trust and brokerage fees	790,002	717,772	2,354,492	2,112,270
Service charges	234,657	174,943	720,483	494,806
Loan broker fees	58,310	25,955	144,598	60,983
Loss on sale of securities	(40,804)	-	(42,564)	-
Other fees	366,214	340,015	1,150,478	1,077,690
Total noninterest income	1,408,379	1,258,685	4,327,487	3,745,749
Noninterest expense:
Salaries and benefits	2,627,862	2,685,003	8,600,285	7,752,658
Occupancy and equipment	676,222	555,323	2,024,966	1,547,168
Marketing	138,499	146,472	316,922	443,108
Data processing	230,508	177,223	688,684	500,834
Loan and professional costs	266,687	197,917	992,521	747,701
Office supplies and postage	96,045	104,643	336,888	333,739
Courier services	97,204	91,687	292,975	271,332
Business development	174,503	146,947	516,253	390,402
Other expense	633,313	312,001	1,636,221	873,635
Total noninterest expense	4,940,843	4,417,216	15,405,715	12,860,577
Income before income taxes	(3,290,230)	1,377,986	(2,926,320)	4,112,810
Income tax expense (benefit)	(1,081,984)	405,020	(1,111,800)	1,232,710

Net income/(loss)	$(2,208,246)	$972,966	$(1,814,520)	$2,880,100

Other comprehensive income net of tax:
Unrealized appreciation (depreciation) on available for sale securities	559,775	658,162	(127,169)	(78,977)
Unrealized gain (loss) on cash flow hedge	115,343	43,560	52,312	43,560
Total comprehensive income	$(1,533,128)	$1,674,688	$(1,889,377)	$2,844,683

Basic earnings (loss) per common share	$(0.54)	$0.24	$(0.45)	$0.72
Diluted earnings (loss) per common share	$(0.54)	$0.24	$(0.45)	$0.70
Average common shares outstanding	4,063,750	4,022,087	4,068,677	4,015,867
Average common shares and dilutive potential common shares outstanding	4,063,750	4,123,789	4,068,677	4,134,172

Dividends declared per share	$0.044	$0.040	$0.132	$0.120

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2007 and 2006
(unaudited)

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2006	$38,006,929	$9,478,812	$(217,687)	$-	$47,268,054

Net income for 2006		2,880,100			2,880,100
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $(30,377)			(78,977)		(78,977)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $22,440			43,560		43,560
Total Comprehensive Income					2,844,683

Cash dividends paid ($0.12 per share)		(481,861)			(481,861)

Issuance of 17,874 shares of common stock for stock options exercised, including tax benefit	217,093				217,093

Stock compensation expense	84,297				84,297

Balance, September 30, 2006	$38,308,319	$11,877,051	$(253,104)	$-	$49,932,266

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)	$-	$50,957,839

Net loss for 2007		(1,814,520)			(1,814,520)
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($73,141)			(127,169)		(127,169)

Change in net unrealized gain (loss)
on cash flow hedge, net of tax of $26,949			52,312		52,312
Total Comprehensive Income (Loss)					(1,889,377)

Cash dividends paid ($0.132 per share)		(537,185)			(537,185)

Issuance of 71,923 shares of common stock for stock options exercised, including tax benefit	871,383				871,383

Stock compensation expense	61,689				61,689

Repurchase 42,736 shares of common stock				(634,119)	(634,119)

Balance, September 30, 2007	$39,469,478	$10,172,045	$(177,174)	$(634,119)	$48,830,230

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006

	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income/(loss)	$(1,814,520)	$2,880,100
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	729,747	403,893
Provision for loan losses	8,171,000	1,695,000
Stock compensation expense	61,689	84,297
Earnings on life insurance	(301,578)	(289,876)
Loss on sale of AFS securities	42,564	-
Loss on sale of premises and equipment	10,520	-
Loans originated for sale	(817,221)	-
Proceeds from the sale of loans	5,472,799	-
Tax benefit from exercise of stock options	(112,264)	(31,737)
Change in accrued interest receivable	10,553	(539,751)
Change in other assets	(1,402,777)	(2,314,864)
Change in accrued interest payable	99,380	579,605
Change in other liabilities	(496,326)	312,531
Net cash from operating activities	9,653,566	2,779,198
Cash flows from investing activities:
Net change in loans	(54,702,229)	(81,680,146)
Purchase of loans	(3,869,618)	(13,825,907)
Purchase of securities available for sale	(6,487,229)	(12,227,676)
Proceeds from maturities of securities available for sale	3,847,191	-
Proceeds from sale of securities available for sale	2,884,311	3,136,119
Purchase/(redemption) of FHLB and FRB stock	(376,300)	187,500
Proceeds from sale of participation loans	12,068,126	12,102,817
Purchase of premises, equipment and leasehold expenditures	(3,819,672)	(1,622,189)
Proceeds from sale of premises and equipment	6,224	-
Net cash used in investing activities	(50,449,196)	(93,929,482)
Cash flows from financing activities:
Net change in deposits	6,083,522	93,384,575
Cash dividends paid	(537,185)	(481,861)
Proceeds from issuance of common stock from exercise of stock options	759,119	185,356
Tax benefit from exercise of stock options	112,264	31,737
Proceeds from FHLB advances	115,893,000	72,500,000
Repayment of FHLB advances	(83,693,000)	(83,500,000)
Repurchase of common stock	(634,119)	-
Net cash from financing activities	37,983,601	82,119,807
Net change in cash and cash equivalents	(2,812,029)	(9,030,477)
Cash and cash equivalents, beginning of period	28,864,966	37,908,337
Cash and cash equivalents, end of period	$26,052,937	$28,877,860

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,028,009	$14,252,943
Income taxes	-	2,080,141
Non-cash Items:
Transfer of loans to loans held-for-sale	8,662,701	-

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

In 2006 we opened a loan production office in Indianapolis, Indiana.  In the fourth quarter of 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (or “TBCI”), to be located in Indianapolis.  Once formed and capitalized, the plan was to invest capital into the TBCI and own 51% of the common stock of TBCI.  Our applications were approved by the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation.  However, we announced in June 2007 that we had elected to defer further action on the Indianapolis de novo bank project due to management’s perception of current Indianapolis market conditions for de novo banks, as well as management’s positive assessment of other opportunities available to us closer to Fort Wayne, Indiana.  We closed our loan production office in Indianapolis in June 2007.

We began the year reporting four distinct operating segments.  The segments were Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  As noted above, in June 2007, we made the decision to cease operations in Indianapolis and therefore, to no longer report as a separate segment.  An assessment was made during the second quarter that the loan production office never met the definition of a reporting segment, but was reported as one in anticipation of the formation of TBCI.  The remaining three segments are evaluated separately on their individual performance, as well, as on their contribution to the Tower Financial Corporation as a whole.    Refer to Note 6 for further detail on that decision.

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

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as the Company’s corporate headquarters. The Bank also has six branch locations within its market area, a branch location in Angola, Indiana, and a branch in Warsaw, Indiana.

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

Index

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, our operations are considered by management to be aggregated into three reportable segments (see Note 6). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At September 30, 2007, commercial and commercial real estate loans totaled approximately 73.1% of total loans, residential real estate loans totaled approximately 17.9% and home equity and consumer loans totaled approximately 9.0%. Categories by industry of commercial loans at September 30, 2007 exceeding 30% of quarter-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $109.3 million, or 18.8% of total loans; wholesale and retail trade - $55.8 million, or 9.6% of total loans; building, development and general contracting - $83.1 million, or 14.3% of total loans; health care and social assistance - $35.8 million, or 6.2% of total loans; manufacturing - $25.4 million, or 4.4% of total loans; accommodation and food services - $17.2 million or 3.0% of total loans; rental and leasing - $18.0 million or 3.1% of total loans; and finance and insurance - $16.4 million or 2.8% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance totaled $11.2 and $10.9 million at September 30, 2007 and December 31, 2006, respectively.

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

In accordance with SFAS No 133, the Bank’s interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at September 30, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders. In January 2006, our Board of Directors formally approved the payment of a quarterly dividend of $0.04 per share commencing in first quarter 2006. We paid four quarterly dividends of $0.04 per share during 2006 totaling $642,974.  In January 2007, our Board of Directors approved increasing the quarterly dividend to $0.044 per share beginning in the first quarter of 2007, which totaled $537,185 through the third quarter of 2007.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $877,224 and $808,000 and was sufficient to meet the regulatory reserve and clearing requirements at September 30, 2007 and December 31, 2006, respectively. These balances do not earn interest.

Basis of Presentation:  The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2007 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006.   The results for the three month and nine month period ended September 30, 2007 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006, 2005, and 2004 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Note 3 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended September 30, 2007 and September 30, 2006.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 240,802 and 22,910 and  240,802 and 32,410 for the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net income/(loss)	$(2,208,246)	$972,966	$(1,814,520)	$2,880,100
Weighted average common shares outstanding	4,063,750	4,022,087	4,068,677	4,015,867
Basic earnings (loss) per common share	$(0.54)	$0.24	$(0.45)	$0.72

Diluted
Net income/(loss)	$(2,208,246)	$972,966	$(1,814,520)	$2,880,100
Weighted average common shares outstanding	4,063,750	4,022,087	4,068,677	4,015,867
Add: dilutive effect of assumed stock option exercises	-	101,702	-	118,305
Weighted average common shares and dilutive potential common shares outstanding	4,063,750	4,123,789	4,068,677	4,134,172
Diluted earnings (loss) per common share	$(0.54)	$0.24	$(0.45)	$0.70

Note 4 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 240,802 remain outstanding as of September 30, 2007.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $61,689 and $84,297 for the nine-months ended September 30, 2007 and September 30, 2006, respectively.

Index

A summary of the option activity under the Plans as of September 30, 2007 and changes during the nine-month period then ended are presented below:
			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at 1/1/07	315,600	$11.30

Granted	0

Exercised	(71,923)	$10.55

Forfeited or expired	(2,875)	$10.77

Outstanding at 9/30/07	240,802	$11.53	3.59	$649,349

Exercisable at 9/30/07	213,582	$11.07	3.06	$646,963

There were no stock options granted during the first nine-months ended 2007 or the same period in 2006.  The total intrinsic value of options exercised during the nine-months ended September 30, 2007 and 2006, was $344,685 and $141,562.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.

On April 19, 2006, at the Company’s annual meeting of stockholders, the stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2007, 2,450 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $46,383.  Restricted shares become fully vested and not subject to forfeiture after five years of service from the date of award and attainment of certain goals, specified by the compensation committee.  The compensation cost of $4,638 that had been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was reversed in the quarter ended September 30, 2007, as all shares were forfeited in 2007 and no more have been issued to date.

A summary of the status of the Company’s nonvested restricted shares issued as of September 30, 2007, and changes during the nine-month period ended September 30, 2007, is presented below.  Through September 2007, all shares granted were to employees employed at the Indianapolis loan production office.  As a result of the closure of that office, all shares issued to date were forfeited.
		Weighted-
		Average
		Grant-Date
Non-vested shares	Shares	Fair Value

Nonvested at 1/1/07	2,000	$19.22

Granted	450	$17.65

Vested	0

Forfeited or expired	(2,450)	$18.93

Outstanding at 9/30/07	0

Nonvested at 9/30/07	0

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

During the third quarter of 2006, the Company purchased an interest rate floor for $147,000.   The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The cost of the floor is recognized as expense over the term of the floor.  The fair value of the floor at September 30, 2007 was $251,867.  The difference between the unamortized cost of the floor and its fair value, net of tax, is shown in the equity section as a component of Other Comprehensive Income.

In accordance with SFAS No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at September 30, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Index

Information reported internally for performance assessment follows.

	As of and for the three months ended September 30, 2007
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,740,016	$35,865	$(287,647)	$-	$5,488,234

Non-interest income	665,403	790,002	(2,011,526)	1,964,500	$1,408,379

Non-interest expense	4,208,721	616,925	115,197	-	4,940,843

Noncash items
Provision for loan losses	5,246,000	-	-	-	5,246,000
Depreciation/Amortization	228,358	9,787	-	-	238,145

Income tax expense (benefit)	(970,159)	94,300	(206,125)	-	(1,081,984)

Segment Profit/(Loss)	(2,079,143)	114,642	(2,208,245)	1,964,500	(2,208,246)

Balance Sheet Information
Segment Assets	704,782,242	6,048,246	69,392,915	(73,309,624)	706,913,779

	As of and for the nine months ended September 30, 2007
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,072,039	$100,122	$(849,253)	$-	$16,322,908

Non-interest income	2,028,063	2,354,602	(1,071,500)	1,016,322	4,327,487

Non-interest expense	13,164,408	1,798,145	443,162	-	15,405,715

Noncash items
Provision for loan losses	8,171,000	-	-	-	8,171,000
Depreciation/Amortization	701,165	28,582	-	-	729,747

Income tax expense (benefit)	(860,235)	297,830	(549,395)	-	(1,111,800)

Segment Profit/(Loss)	(1,375,071)	358,749	(1,814,520)	1,016,322	(1,814,520)

Balance Sheet Information
Segment Assets	704,782,242	6,048,246	69,392,915	(73,309,624)	706,913,779

Index

	As of and for the three months ended September 30, 2006
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,360,762	$24,290	$(203,535)	$-	$5,181,517

Non-interest income	526,600	717,901	1,139,394	(1,125,210)	1,258,685

Non-interest expense	3,817,147	521,689	78,380	-	4,417,216

Noncash items
Provision for loan losses	645,000	-	-	-	645,000
Depreciation/Amortization	395,462	8,431	-	-	403,893

Income tax expense (benefit)	438,004	82,470	(115,454)	-	405,020

Segment Profit/(Loss)	987,211	138,032	972,933	(1,125,210)	972,966

Balance Sheet Information
Segment Assets	642,359,739	5,541,119	64,723,975	(68,863,250)	643,761,583

	As of and for the nine months ended September 30, 2006
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$15,469,725	$63,520	$(610,607)	$-	$14,922,638

Non-interest income	4,546,565	2,112,399	6,447,290	(9,360,505)	3,745,749

Non-interest expense	10,990,470	1,528,407	341,700	-	12,860,577

Noncash items
Provision for loan losses	1,695,000	-	-	-	1,695,000
Depreciation/Amortization	486,641	16,103	-	-	502,744

Income tax expense (benefit)	1,350,414	243,780	(361,484)	-	1,232,710

Segment Profit/(Loss)	5,980,416	403,732	5,856,467	(9,360,505)	2,880,100

Balance Sheet Information
Segment Assets	642,359,739	5,541,119	64,723,975	(68,863,250)	643,761,583

Note 7 – Allowance for Loan Losses

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2007	December 31, 2006

Loans past due over 90 days and still accruing	$13,948	$354,096
Nonaccrual loans	6,470,817	3,488,417
Total nonperforming loans	$6,484,765	$3,842,513
Other real estate owned	644,921	370,000
Total nonperforming assets	$7,129,686	$4,212,513

Nonperforming assets to total assets	1.01%	0.63%

Nonperforming loans to total loans	1.12%	0.70%

Index

Impaired loans were as follows:

	September 30, 2007	December 31, 2006

Loans with no allocated allowance for loan losses	$8,534,394	$901,658
Loans with allocated allowance for loan losses	14,178,963	7,943,308
Total Impaired Loans	$22,713,357	$8,844,966

Amount of allowance for loan losses allocated	$2,132,000	$2,756,000

Average impaired loans during the year	$11,316,172	$7,879,602

Interest recognized on impaired loans	$632,000	n/a

Information regarding interest income recognized during impairment and cash basis interest is not considered significant for the year-ended December 31, 2006.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2007	2006

Beginning balance, January 1	$6,870,442	$5,645,301
Provision charged to operating expense	8,171,000	1,695,000
Charge-offs	(8,218,524)	(978,595)
Recoveries	357,506	219,055

Ending balance, September 30	$7,180,424	$6,580,761

Net charge-offs to average loans (annualized)	1.82%	0.21%

Note 8 – Federal Home Loan Bank Advances

At September 30, 2007 and December 31, 2006 advances form the Federal Home Loan Bank (“FHLB”) were:
	2007	2006
4.88% variable rate advance, principal due at maturity March 24, 2008	$2,000,000
4.88% variable rate advance, principal due at maturity March 25, 2008	7,000,000
4.17% bullet advance, principal due at maturity June 20, 2007		2,500,000
5.30% bullet advance, principal due at maturity October 3, 2007	5,750,000
5.29% bullet advance, principal due at maturity October 26, 2007	4,000,000
5.29% bullet advance, principal due at maturity January 7, 2008	3,950,000
5.08% bullet advance, principal due at maturity March 17, 2008	3,500,000	3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008	6,000,000
5.16% bullet advance, principal due at maturity April 28, 2008	2,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000

	$43,400,000	$11,200,000

Of the total FHLB borrowings at September 30, 2007 and December 31, 2006 no advances had callable options.

At September 30, 2007 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2007	$9,750,000
2008	24,450,000
2009	8,000,000
2010	1,200,000
$43,400,000

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2007 and December 31, 2006 and results of operations for the three- and nine-month periods ended September 30, 2007 and September 30, 2006.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and included by reference in Note 2 above.   There have been no material changes in the information regarding our critical accounting policies since December 31, 2006.

Executive Overview

We posted a net loss of $2.2 million and $1.8 million for the third quarter of 2007 and year-to-date through the third quarter of 2007, respectively.  This compares unfavorably to the net income of $973,000 and $2.9 million posted for the third quarter of 2006 and year-to-date through the third quarter of 2006.  The primary drivers were large provision for loan losses taken in the first three quarters of 2007 and expenses related to the Indianapolis office, which was closed during the second quarter of 2007.

Net interest income increased approximately $1.4 million or 9.4% from the nine-month period ended September 30, 2006 to the same period ended September 30, 2007.  The increase was primarily due to growth in the loan portfolio, as average loans during the nine-month period ended September 30, 2007 increased over $84 million over the same period of 2006.

Noninterest income increased approximately $582,000 from the nine-month period ended September 30, 2006 to the same period ended September 30, 2007.  Significant increases were seen in nearly every area, including trust and brokerage fees ($242,000), service charges ($226,000), loan broker fees ($84,000), and other fees ($30,000).

Operating expenses increased by 11.9% in the third quarter of 2007 compared to the third quarter of 2006 and 19.8% year-to-date 2007 compared to the same period in 2006.  The increases are due to the continued growth of the organization, which included opening a sixth branch in Allen County, a loan production office in Warsaw, Indiana, a loan production office in Indianapolis, Indiana, and the conversion of the Angola loan production office to a full service branch all of which were fully-functioning during the first two quarters 2007, but not during the same period 2006.  The Warsaw loan production office is set to convert to a full service branch during the fourth quarter of 2007 and added additional staff during the second and third quarters to prepare for the opening.  Additional expenses were incurred in connection with the Indianapolis de novo bank project that we decided to defer further action on in June of 2007.  Also, FDIC insurance premiums increased over $300,000 year-to-date through September 2007 due to a change in the assessment calculation used by the FDIC, which affected all banks.

Total assets grew $35.8 million from December 31, 2006 to September 30, 2007.  The increase was primarily in the loan portfolio, which grew $29.5 million or 7.1% annualized.  An additional $5 million of loans related to the Indianapolis office were sold during the third quarter and approximately $3 million remain in the held-for-sale account relating to that office on the balance sheet at September 30, 2007.

Total deposits grew by $6.1 million, or 1.4% annualized, through the third quarter of 2007.  However, Brokered CD’s and out of market deposits decreased by $33.3 million from December 31, 2006 to September 30, 2007, reflective in a net increase of in-market deposits of $39.4 million through the first three quarters of 2007.  Additional borrowings of $32.2 million were used to supplement deposits to fund loan growth.

Financial Condition

We experienced steady growth in the first nine months of 2007, as total assets were $707.0 million at September 30, 2007 compared to total assets at December 31, 2006 of $671.2 million.  The 5.3% increase in assets was primarily due to an increase in loans of $29.5 million, a 5.4% increase from December, 2006.  This growth was supported by $6.1 million of deposit growth and $32.2 million of borrowings.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $26.1 million at September 30, 2007, a $2.8 million, or 9.7%, decrease from $28.9 million at December 31, 2006. The decrease in cash and cash equivalents during the first three quarters of 2007 was reflective of our cash needs relative to loan growth.  Securities available for sale were $69.0 million at the end of the third quarter of 2007, a decrease of approximately $446,000 from December 31, 2006.  The decrease was due to the maturity and sales of securities of approximately $6.7 million and unrealized losses of approximately $200,000.  This was partially offset by purchases of approximately $6.5 million in securities during the first nine months of 2007.

Index

Loans Held for Sale.  Loans held for sale increased $4.0 million during the first nine months of 2007.  The majority of these loans were originated by the Indianapolis loan production office.  In June of 2007, when the decision was made to defer further action on the creation of the Indianapolis de novo bank an agreement was reached with a financial institution in the Indianapolis market to sell theses loans at par.  The definitive agreement was executed in June with closing to take place in the third quarter.  One loan remained at the end of the quarter totaling approximately $3.2 million, but is still expected to be sold at par in the fourth quarter.  The remaining balance represents mortgage loans held for sale that have agreements in place to sell within thirty days of closing.

Loans.  Total loans were $579.9 million at September 30, 2007 reflecting a 5.4% increase from total loans of $550.5 million at December 31, 2006.  Loan growth during the first nine months of 2007 occurred mainly in the residential and commercial portfolios, along with the consumer portfolio.   The growth of the residential real estate portfolio was due to continued efforts to neutralize our interest rate risk profile by placing more fixed rate loans in our portfolio.  Approximately $3.8 million of our residential growth came from the purchase of long-term fixed rate mortgages from Countrywide Mortgage, all of which carried terms in excess of 20 years.  The majority of these loans were jumbo whole loans, none of them were sub-prime.  The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 73.1% at September 30, 2007 and 75.5% at December 31, 2006.

The following table summarizes the composition of the loan portfolio at the dates indicated:

	September 30, 2007		December 31, 2006
	Balance	%	Balance	%

Commercial	$249,053,352	42.9%	$236,808,842	43.0%
Commercial real estate	174,996,741	30.2%	178,610,609	32.5%
Residential real estate	104,054,082	17.9%	83,600,521	15.2%
Home equity	30,326,695	5.2%	32,096,950	5.8%
Consumer	21,568,695	3.8%	19,376,393	3.5%
Total loans	579,999,565	100.0%	550,493,315	100.0%
Net deferred loan costs	(97,371)		(43,002)
Allowance for loan losses	(7,180,424)		(6,870,442)

Net loans	$572,721,770		$543,579,871

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans.  Nonperforming assets have increased from $4.2 million, or 0.63% of total assets, at December 31, 2006 to $7.1 million, or 1.01% of total assets, at September 30, 2007.  The majority of the increase relates to four relationships totaling $4.2 million.  Other smaller relationships and property taken to other real-estate owned, netted against reductions of approximately $1.1 million on one non-performing borrower and a total of $1.0 million on several smaller relationships account for the remainder of the change.  Total impaired loans at September 30, 2007 were $22.7 million compared to $8.8 million at December 31, 2006.  The increase is primarily due to the downgrade of several loans related to a non-performing residential real estate development.  These loans were written down to fair value as of September 30, 2007 with $4.8 million recorded as charge-offs.  At September 30, 2007, management believes it has allocated adequate specific allowances for the remaining risks of $2.1 million.  The specific reserves for impaired loans at December 31, 2006 were $2.7 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2007	December 31, 2006

Loans past due over 90 days and still accruing	$13,948	$354,096
Nonaccrual loans	6,470,817	3,488,417
Total nonperforming loans	$6,484,765	$3,842,513
Other real estate owned	644,921	370,000
Total nonperforming assets	$7,129,686	$4,212,513

Nonperforming assets to total assets	1.01%	0.63%

Nonperforming loans to total loans	1.12%	0.70%

Index

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

The allowance for loan losses at September 30, 2007 was $7.2 million, or 1.24% of total loans outstanding, an increase of $310,000, from $6.9 million, or 1.25%, allowance at December 31, 2006.   The provision for loan losses during the first nine months of 2007 was $8.2 million compared to $1.7 million in the first nine months of 2006.  The substantial loan loss provision incurred in the first three quarters of 2007 was primarily related to the residential development project mentioned above.  The loans are secured by the developed land and are personally guaranteed by the borrowers.  The lack of sales velocity, a downturn in residential sales in general, increases in property taxes on these type properties, and issues in the mortgage industry had caused concern as to the ability of the borrowers to carry additional future interest costs relating to their borrowings.  During the first two quarters the loans were downgraded and monitored closely.  During the third quarter new appraisals were obtained to value the collateral securing the loans.  The appraisals showed a significant shortfall when compared to the original appraisal, resulting primarily from slower than expected lot absorption rates.  A charge-down of approximately $4.8 million was recorded and the loans are now carried on the balance sheet at fair value, the appraised wholesale value.  Loans with these borrowers were current with regard to planned interest payments at quarter-end, with the exception of one loan.

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2007	December 31, 2006

Specific allocations	$2,132,000	$2,756,000
Loan pool percentage allocations	5,048,000	4,110,000
Unallocated	424	4,442

Total allowance for loan losses	$7,180,424	$6,870,442

While the balance of the allowance increased only $300,000 from December 31, 2006 to September 30, 2007, there was substantial activity in the account.  Net charge-offs for the first nine months of 2007 were $7.9 million compared to $760,000 for the first nine months of 2006. Approximately $6.0 million of the charge-offs during the nine months ended September 30, 2007 were from the commercial real estate class loan class and approximately $1.4 million were from the commercial loan class.  Nonperforming loans increased during the first nine months of 2007 by $2.6 million and were $6.5 million at September 30, 2007.  Even though nonperforming loans increased in the first nine months of 2007, the specific allowance allocations decreased by $624,000 from December 31, 2006.  Much of the increase in non-performing loans was already identified as impaired and therefore already had specific allowance allocations at December 31, 2006.  There were several charge-offs and partial charge-offs on non-performing loans due to the further deterioration of certain borrowers as well.  These charge-offs brought the carrying value of the loans down to the net realizable value of the collateral securing the loans, which caused the specific allowance allocations to decrease. The amount of the allowance allocated for loan pools increased by $938,000 during the first nine months of 2007.  The primary reason for the increase was the migration of two lending relationships to the substandard classification.  Management considers the allowance for loan losses at September 30, 2007 to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance.

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2007	2006

Beginning balance, January 1	$6,870,442	$5,645,301
Provision charged to operating expense	8,171,000	1,695,000
Charge-offs	(8,218,524)	(978,595)
Recoveries	357,506	219,055

Ending balance, September 30	$7,180,424	$6,580,761

Net charge-offs to average loans (annualized)	1.82%	0.21%

All Other Assets.  All other assets consist of premises and equipment, accrued interest receivable, bank owned life insurance, and other assets.     The $2.2 million increase in all other assets was attributable to an increase in premises and equipment of $3.0 million and an increase of $1.7 million in current and deferred federal tax receivables.  This increase in premises and equipment is primarily due to our Warsaw, IN office that is currently under construction and land purchased in Fort Wayne, Indiana for a future branch location.  The increase in the federal tax receivables is primarily from the large loss posted year-to-date.

Index

Deposits.   Total deposits were $592.8 million at September 30, 2007 compared to total deposits at December 31, 2006 of $586.8 million. The growth of $6.1 million, or 1.0%, during the first nine months of 2007 was reflected mainly in interest-bearing checking and time deposits less than $100,000.  Growth was approximately $8.9 million in interest-bearing checking and $11.0 million in time deposits less than $100,000.  Money market and time deposits greater than $100,000 decreased by $3.1 million and $9.5 million, respectively. Approximately $6.4 million of the interest-bearing checking growth was in Health Savings Accounts.  Virtually all of the deposit growth during the third quarter came from “in-market” deposits.  Brokered CD’s and out of market deposits decreased by $32.8 million from $115.5 million at December 31, 2006 to $82.7 million at September 30, 2007.  At September 30, 2007, brokered CD’s and out of market deposits comprised 13.9% of total deposits, compared to 19.4% as of December 31, 2006.

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2007		December 31, 2006
	Balance	%	Balance	%

Noninterest-bearing demand	$74,708,805	12.6%	$77,772,481	13.3%
Interest-bearing checking	46,432,487	7.8%	37,537,496	6.4%
Money market	120,314,304	20.3%	123,387,985	21.0%
Savings	14,273,591	2.4%	12,488,159	2.1%
Time, under $100,000	96,217,333	16.2%	85,171,413	14.5%
Time, $100,000 and over	240,907,306	40.7%	250,412,770	42.7%

Total deposits	$592,853,826	100.0%	$586,770,304	100.0%

Borrowings.   The Company had borrowings in the amount of $43.4 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2007 and $11.2 million at December 31, 2006.  Two of the advances, totaling $9.0 million, are short-term daily variable rate advances and the other nine, totaling $34.4 million, are bullet advances and mature in a range from October 2007 through June 2010.

All Other Liabilities.  All other liabilities consists of accrued interest payable and other liabilities.  All other liabilities decreased $397,000 from year-end 2006.   The decrease in other liabilities was primarily related to the payment of the 2006 incentive bonuses during the first quarter that were accrued at December 31, 2006.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2007 reflected a net loss of $2.2 million or $(0.54) per diluted share.   This was a $3.2 million decrease over 2006’s third quarter net income of $973,000, or $0.24 per diluted share.   The operating results for the three-month period ended September 30, 2007 were unfavorable compared to the same period in 2006 primarily due to the larger loan loss provision incurred in the third quarter of 2007 and expenses incurred associated with the operation of and eventual closing of the Indianapolis loan production office.  However, strong asset growth provided a higher net interest income.  This was offset somewhat by cost of funds increasing at a greater rate than yields causing net interest margin to compress.  This was due to a more neutral balance sheet in the third quarter of 2007 compared to the third quarter of 2006.

Total revenue, defined as net interest income plus total noninterest income, increased by 7.1% to $6.9 million from $6.4 million from third quarter 2006 to third quarter 2007.   For the three-month period ended September 30, 2007, net interest income increased 5.9%, while total noninterest income increased 11.9% from the same period one year ago due to an increase in trust and brokerage fees, service charges, and loan broker fees.

Index

Performance Ratios	September 30
	2007	2006

Return on average assets *	-1.25%	0.62%
Return on average equity *	-17.52%	7.94%
Net interest margin (TEY) *	3.31%	3.54%
Efficiency ratio	71.64%	68.59%

* annualized

Net Interest Income.   Interest income for the three-month periods ended September 30, 2007 and 2006 was $12.1 million and $10.9 million, respectively, while interest expense for the third quarter was $6.6 million in 2007 and $5.7 million in 2006, resulting in net interest income of  $5.5 million for the third quarter of 2007 and $5.2 million for the third quarter of 2006.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the third quarter of 2007 was 3.31%, while the tax equivalent net interest margin for the third quarter of 2006 was 3.54%.   The decrease in net interest margin was mainly due to the Company neutralizing its balance sheet and a flattening yield curve.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	September 30, 2007			September 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$6,545	$77	4.67%	$4,022	$44	4.34%
Federal funds sold	4,469	51	4.53%	5,758	73	5.03%
Securities - taxable	51,854	660	5.05%	44,532	566	5.04%
Securities - tax exempt (1)	19,126	306	6.35%	17,060	280	6.51%
Loan Held for Sale	70	-	0.00%
Loans	587,531	11,086	7.49%	520,260	10,040	7.66%
Total interest-earning assets	669,595	12,180	7.22%	591,632	11,003	7.38%
Allowance for loan losses	(8,731)			(6,323)
Cash and due from banks	11,546			18,480
Other assets	30,127			17,808
Total assets	$702,537			$621,597
Liabilities and Stockholders' Equity
Interest-bearing checking	$47,381	$183	1.53%	$30,903	$88	1.13%
Savings	14,797	39	1.05%	12,789	29	0.90%
Money market	120,422	1,187	3.91%	101,984	916	3.56%
Certificates of deposit	340,321	4,455	5.19%	316,694	4,110	5.15%
FHLB advances	34,094	436	5.07%	28,330	372	5.21%
Junior subordinated debt	17,527	288	6.52%	11,856	209	6.99%
Total interest-bearing liabilities	574,542	6,588	4.55%	502,556	5,724	4.52%
Noninterest-bearing checking	73,219			66,592
Other liabilities	4,762			3,719
Stockholders' equity	50,014			48,730
Total liabilities and stockholders' equity	$702,537			$621,597
Net interest income		$5,592			$5,279
Rate spread			2.67%			2.86%
Net interest income as a percent of average earning assets			3.31%			3.54%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Index

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $5.2 million or 3.57% of average loans (annualized) during the third quarter of 2007 as compared to $645,000, or 50 basis points on average loans (annualized) for the third quarter of 2006.  The increased provision recorded for the third quarter of 2007 was driven by charge-offs related to the residential development project previously mentioned.   The allowance for loan losses at September 30, 2007 totaled $7.2 million and was 1.24% of total loans outstanding on that date.  Total net charge-offs for the three-month period ended September 30, 2007 were $5.2 million or 3.54%, annualized, of average loans and were $238,000, or 18 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.4 million during the third quarter of 2007.   This was a $150,000, or 11.9%, increase compared to the third quarter of 2006.  Trust services fee income, service charges, loan broker fees, and other fee revenue all contributed to the increase. Trust services fees increased $72,000 from the third quarter of 2006 to $790,000 for the three-month period ended September 30, 2007, reflective of an increase of $91.2 million, or 17.3%, in assets under management.  Service charge revenue increased $60,000, or 34.1%, from $175,000 for the three-month period ending September 30, 2006 to $235,000 for the same period ended September 30, 2007.  The increase was primarily from an increase in over-draft fees and in service charges on HSA deposit accounts.  Loan broker fees increased $32,000 from third quarter 2006 to third quarter 2007.  We saw some growth in residential loan volume comparing third quarter 2006 to third quarter 2007 and we sold approximately $2 million more to the secondary market in the third quarter 2007 compared to the third quarter 2006.  Noninterest income was adversely affected by a $15,000 loss on the sale of a security as well.

Noninterest Expense.   Noninterest expense was $4.9 million for the third quarter of 2007 while noninterest expense for the three-month period ended September 30, 2006 was $4.4 million.  The main components of noninterest expense for the third quarter of 2007 were salaries and benefits of $2.6 million and occupancy and equipment costs of $676,000 and represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense, and equipment depreciation.  Other expenses were $633,000 in the third quarter 2007, a $321,000 increase over the same quarter 2006.  The increase was due to an increase in FDIC insurance premiums of $100,000, OREO expenses and losses of $100,000, and other smaller items.  Salaries and benefits decreased by $57,000 or 2.1% for the quarter even though full-time employees decreased by 7.0%, year over year.
While noninterest expense increased comparing the third quarter 2007 to the third quarter of 2006, it decreased comparing the third quarter 2007 to the second quarter 2007.  This is a result of management’s efforts to better control costs and improve the efficiency ratio.

Income Taxes.    During the quarters ended September 30, 2007 and 2006, we recorded $1.1 million and $405,020 in income tax benefit and income tax expense, respectively.  The effective tax rate recorded was (32.9%) for third quarter 2007 as compared to 29.4% for third quarter 2006.  The tax benefit in 2007 is the result of excess tax-exempt income on top of the net loss for the quarter.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2007 reflected a net loss of $1.8 million, or $(0.45) per diluted share.   This was a $4.7 million decrease over 2006’s nine-month period net income of $2.9 million, or $0.70 per diluted share.   The operating results for the nine-month period ended September 30, 2007 were unfavorable compared to the same period in 2006 primarily because the large loan loss provisions incurred in the first three quarters of 2007 and expenses incurred associated with the closing of the Indianapolis loan production office.  However, strong asset growth provided a higher net interest income.  This was offset somewhat by cost of funds increasing at a greater rate than yields causing net interest margin to compress.  This was due to a more neutral balance sheet in the first three quarters of 2007 compared to the same periods of 2006.

Total revenue, defined as net interest income plus total noninterest income, increased by 10.6% to $20.7 million from $18.7 million from the first nine-months of 2006 to the first nine-months of 2007.  For the nine-month period ended September 30, 2007, net interest income increased 9.4%, while total noninterest income increased 15.5% from the same period one year ago due to an increase in trust and brokerage fees, service charge income, and loan broker fees.

Performance Ratios	September 30
	2007	2006

Return on average assets *	-0.35%	0.65%
Return on average equity *	-4.78%	7.98%
Net interest margin (TEY) *	3.39%	3.62%
Efficiency ratio	74.60%	68.89%

* annualized

Net Interest Income.   Interest income for the nine-month periods ended September 30, 2007 and 2006 was $35.5 million and $29.8 million, respectively, while interest expense was $19.1 million through September 30, 2007 and $14.8 million through September 30, 2006, resulting in net interest income of $16.3 million for the first nine months of 2007 and $14.9 million for the first nine months of 2006.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the first nine months of 2007 was 3.39%, while the tax equivalent net interest margin for the first nine months of 2006 was 3.62%.   The decrease in net interest margin was mainly due to the neutralizing of our balance sheet and a flattening yield curve.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Nine Month Periods Ended
	September 30, 2007			September 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$4,445	$194	5.84%	$6,624	$232	4.68%
Federal funds sold	4,931	175	4.74%	5,462	193	4.72%
Securities - taxable	51,960	1,991	5.12%	42,665	1,581	4.95%
Securities - tax exempt (1)	19,495	906	6.21%	15,742	768	6.52%
Loans held for sale	48	-	0.00%	-	-	0.00%
Loans	574,670	32,492	7.56%	490,145	27,264	7.44%
Total interest-earning assets	655,549	35,758	7.29%	560,638	30,038	7.16%
Allowance for loan losses	(7,803)			(6,163)
Cash and due from banks	12,117			16,117
Other assets	29,764			20,864
Total assets	$689,627			$591,456
Liabilities and Stockholders' Equity
Interest-bearing checking	$44,335	$482	1.45%	$29,993	$234	1.04%
Savings	14,657	106	0.97%	13,808	81	0.78%
Money market	124,803	3,443	3.69%	94,170	2,257	3.20%
Certificates of deposit	340,121	13,221	5.20%	290,667	10,554	4.85%
Federal funds purchased	48	1	2.79%
FHLB advances	26,817	1,025	5.11%	31,490	1,093	4.64%
Junior subordinated debt	17,527	849	6.48%	11,856	628	7.08%
Total interest-bearing liabilities	568,308	19,127	4.50%	471,984	14,847	4.21%
Noninterest-bearing checking	65,898			67,954
Other liabilities	4,641			3,248
Stockholders' equity	50,780			48,270
Total liabilities and stockholders' equity	$689,627			$591,456
Net interest income		$16,631			$15,191
Rate spread			2.79%			2.95%
Net interest income as a percent of average earning assets			3.39%			3.62%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $8.2 million, or 1.90% (annualized) of average loans during the first nine months of 2007 as compared to $1.7 million, or 46 basis points (annualized) on average loans for the first nine months of 2006.  The increased provision recorded during the first three quarters of 2007 was driven by charge-offs related to the residential development project previously mentioned.  The allowance for loan losses at September 30, 2007 totaled $7.2 million and was 1.24% of total loans outstanding on that date.  Total net charge-offs for the nine-month period ended September 30, 2007 were $7.9 million, or 1.83%, annualized, of average loans and were $760,000, or 14 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $4.3 million during the first nine months of 2007.   This was a $582,000, or 15.5%, increase compared to the first nine months of 2006.  The majority of the increase relates to trust services fee income and service charge income. Trust services fees increased $242,000 from the first nine months of 2006 to $2.4 million for the nine-month period ended September 30, 2007, reflective of an increase of $91.2 million, or 17.3%, in assets under management. Service charge income increased by $226,000, or 45.6%, due primarily to an increase in over-draft fees in connection with the over-draft protection program and also due to an increase in service charges on Health Savings deposit accounts.

Index

Noninterest Expense.   Noninterest expense was $15.4 million for the first nine months of 2007 while noninterest expense for the first nine months of 2006 was $12.9 million.  The main components of noninterest expense for the first nine months of 2007 were salaries and benefits of $8.6 million, occupancy and equipment costs of $2.0 million, other expense of $1.6 million, and loan and professional costs of $1.0 million.  The salary and benefits and occupancy and equipment expense represent mainly infrastructure costs for human resource needs to operate the Bank, rent expense and equipment depreciation.   The 10.9% increase in salaries and benefits reflects a 7.0% growth in full-time employees, year over year, as part of our expansion activities throughout the last twelve months, and benefit cost increases.  This increased leveled off during the third quarter upon closure of the Indianapolis loan production office.  The $763,000 increase in other expenses is primarily due to an increase in FDIC insurance premiums.  Premium expenses in the first nine months of 2007 exceeded $350,000, which was an increase of over $300,000 from the same period prior year.  An additional $100,000 was incurred in 2007 relating to other real estate owned expenses, as well as several smaller increases year-over-year.  Loan and professional expenses increased by $245,000, or 32.7%, primarily due to Indianapolis start-up costs and legal and consulting fees for the 2007 proxy reporting relating to the new compensation disclosure requirements.

Income Taxes.    During the nine-month periods ended September 30, 2007 and 2006, we recorded $1.1 million and $1.2 million in income tax benefit and income tax expense, respectively.  The effective tax rate recorded was (38.0%) through the first nine-months of 2007 as compared to 30.0% for the first nine months of 2006.  The tax benefit in 2007 is the result of excess tax-exempt income on top of the net loss for the year.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.  Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The third quarter showed steady deposit growth, as it has been each quarter since 1999.   Deposits have been generated mainly from in-market sources; however, since 2001 we have expanded our funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $143.1 million, or 21.9% of our total funding, at September 30, 2007.   Total deposits at September 30, 2007 were $592.9 million and the loan to deposit ratio was 97.8%.   Total borrowings at September 30, 2007 were $60.9 million.  We expect to continue to experience loan growth and that funding for the loan growth will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations, and out of market brokered CD’s.  Additionally, we intend to continue to develop wholesale, out-of-market deposits, and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.8 million and $51.0 million at September 30, 2007 and December 31, 2006, respectively. Affecting the decrease in stockholders’ equity during the first nine months of 2007 was the net loss of $1.8 million, dividend payments of $537,000, or $0.132 per share, and a $75,000 increase in the unrealized loss on securities available for sale, net of tax.  We also issued 71,923 shares of common stock from stock options exercised for $871,000 and recorded $62,000 of stock option compensation expense per FAS123R.  Additionally, we purchased 42,736 shares of Treasury Stock at a weighted average price of $14.84, including fees, during the first nine months of 2007.

During the first nine months of 2007, the Company paid three quarterly dividends.  The dividend declared and paid was $0.044 per share in each quarter and amounted to an annual total of $537,000.  Additionally, the board of directors declared a dividend in the amount of $0.044 per share on October 17, 2007 payable on November 16, 2007 to shareholders of record at the close of business day on October 30, 2007.  The ability of the Company to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, however we anticipate continuing to pay dividends on a quarterly basis for the foreseeable future.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2007			December 31, 2006
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.40%	5.00%	4.00%	10.46%	5.00%	4.00%
Tier 1 risk-based	11.03%	6.00%	4.00%	11.94%	6.00%	4.00%
Total risk-based	12.15%	10.00%	8.00%	13.06%	10.00%	8.00%

The Bank
Leverage capital	8.06%	5.00%	4.00%	8.23%	5.00%	4.00%
Tier 1 risk-based	9.44%	6.00%	4.00%	9.37%	6.00%	4.00%
Total risk-based	10.64%	10.00%	8.00%	10.58%	10.00%	8.00%

Subsequent Events

On November 2, 2007 Tower Bank and Trust Company, a wholly-owned subsidiary of Tower Financial Corporation, announced the closure of its Angola, Indiana branch effective February 1, 2008.  This decision was due to management’s perception of the current Angola banking environment, required additional investment necessary to remain competitive, and more attractive alternatives. Management’s assessment showed that the costs associated with closing the branch will be minimal and it will contribute to future cost-savings.

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At September 30, 2007, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2007.

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

Index

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

The following table depicts the Company’s GAP position as of  September 30, 2007:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$13,577	$-	$-	$-		$13,577
Securities available for sale	3,721	7,911	39,941	17,473		69,046
FHLBI and FRB stock	-	-	-	3,455		3,455
Fixed rate loans	23,621	57,904	150,406	51,874		283,805
Variable rate loans	86,235	114,445	89,295	6,122		296,097
Allowance for loan losses	-	-	-	-		(7,180)
Other assets	-	-	-	-		48,114
Total assets	$127,154	$180,260	$279,642	$78,924		$706,914
Liabilities
Interest-bearing checking	$46,433	$-	$-	$-		$46,433
Savings accounts	14,274	-	-	-		14,274
Money market accounts	120,314	-	-	-		120,314
Time deposits < $100,000	11,861	49,455	34,871	30		96,217
Time deposits $100,000 and over	66,361	90,329	84,217	-		240,907
Short-term borrowings	-	-	-	-		-
FHLB advances	9,750	24,450	9,200	-		43,400
Junior subordinated debt	-	-	-	17,527		17,527
Noninterest-bearing checking	-	-	-	-		74,709
Other liabilities	-	-	-	-		4,303
Total liabilities	268,993	164,234	128,288	17,557		658,084
Stockholders' Equity						48,830
Total sources of funds	$268,993	$164,234	$128,288	$17,557		$706,914
Net asset (liability) GAP	$(141,839)	$16,026	$151,354	$61,367	$
Cumulative GAP	$(141,839)	$(125,813)	$25,541	$86,908	$
Percent of cumulative GAP to total assets	-20.1%	-17.8%	3.6%	12.3%

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

The following table provides information about the Company’s financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of September 30, 2007. It does not provide when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience and management’s judgment, as applicable, concerning their most likely withdrawal behaviors.  The most recent historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the report date.

Index

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	09/30/08	09/30/09	09/30/10	09/30/11	09/30/12	Thereafter	Total	9/30/2007
Rate sensitive assets:
Fixed interest rate loans	$81,525	$45,475	$38,156	$31,238	$25,256	$62,155	$283,805	$283,042
Average interest rate	6.81%	6.82%	6.80%	6.74%	7.13%	5.89%	6.63%
Variable interest rate loans	200,680	43,366	18,428	13,212	11,501	8,910	$296,097	296,097
Average interest rate	7.90%	7.74%	7.53%	7.46%	7.69%	7.76%	7.82%
Fixed interest rate securities	11,632	11,020	8,995	7,204	5,412	24,783	$69,046	69,046
Average interest rate	8.17%	5.14%	4.96%	4.60%	4.80%	4.80%	5.42%
Other interest bearing assets	13,577	-	-	-	-	-	$13,577	13,577
Average interest rate	5.74%	-	-	-	-	-	5.74%

Rate sensitive liabilities:
Interest bearing checking	8,350	6,787	5,555	4,550	3,731	17,460	$46,433	46,433
Average interest rate	1.50%	1.51%	1.52%	1.52%	1.53%	1.54%	1.53%
Savings accounts	3,404	2,603	1,966	1,487	1,128	3,686	$14,274	14,274
Average interest rate	1.05%	1.04%	1.07%	1.10%	1.13%	1.27%	1.12%
Money market accounts	33,475	24,079	17,359	12,529	9,052	23,820	$120,314	120,314
Average interest rate	3.71%	3.73%	3.76%	3.78%	3.80%	3.87%	3.77%
Time deposits	218,006	96,487	22,436	36	129	30	$337,124	336,456
Average interest rate	5.01%	5.01%	4.11%	4.36%	4.55%	4.18%	4.95%
Fixed interest rate borrowings	25,200	8,000	1,200	-	-	-	$34,400	34,483
Average interest rate	5.11%	5.08%	4.32%	-	-	-	5.08%
Variable interest rate borrowings	9,000	-	-	-	-	-	$9,000	9,000
Average interest rate	4.88%	-	-	-	-	-	4.88%

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

TOWER FINANCIAL CORPORATION

Dated: November 12, 2007	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: November 12, 2007	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer, and Secretary