Form 10-K
period 2007-12-31
TOWER FINANCIAL CORP
filed 2008-03-13
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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
Yes ☐                      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2007 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $52,343,882

Number of shares of Common Stock outstanding at March 5, 2008: 4,060,762

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report

Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2007

PART I

ITEM 1.    BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a bank holding company with one bank subsidiary, Tower Bank & Trust (or the “Bank” or “Tower Bank”), a trust company subsidiary, Tower Trust Company (or the “Trust Company”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

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

In 2006 we opened a loan production office in Indianapolis, Indiana, and in the fourth quarter of 2006 we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form what we anticipated would become a majority owned subsidiary, Tower Bank of Central Indiana (or “TBCI”), located in Indianapolis.  Once formed and capitalized, the plan was to invest capital into TBCI and own 51% of the common stock of TBCI.  Although our applications were approved by the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation early in the second quarter of 2007, we announced in June 2007 that we had elected to defer further action on the Indianapolis de novo bank and later during the year determined to forego the project altogether.  We also closed our loan production office in Indianapolis in late June 2007.

We began the year reporting four distinct operating segments.  The segments were Banking, Indianapolis operations, Wealth Management, and Corporate and Intercompany.  As noted above, we made the decision to cease operations in Indianapolis and therefore, to no longer report “Indianapolis operations” as a separate segment.

The Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from six locations in the metropolitan area of Fort Wayne and Allen County, Indiana.  The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Prior to 2006, trust investment and management services were offered by the Bank but are now offered by the Trust Company.

In 2007 the Bank opened a full service branch in Warsaw, Indiana, expanding our market area to include Kosciusko County, reflecting our strategy of focusing on small- to medium-sized businesses and individual customers.

However, we announced the closure of our Angola branch in the fourth quarter of 2007, effective February 1, 2008, a decision related to our determination that we were not able to profitably operate in that particular sub-market.

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as our corporate headquarters.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the our anticipated results or expectations, including our business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•      our dependence on key banking and management personnel;
•	the risk of losses due to loan defaults by larger commercial loan customers or a significant number of smaller borrowers;
•	our dependence on a favorable local economy in the Bank’s primary service area;
•	the effect of banking regulation on the Bank’s ability to grow and compete;
•	the effect of changes in federal economic and monetary policies and local competition on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	general changes in economic conditions, including interest rates and real estate values; and
•	restrictions imposed on us by regulators.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our business.

Tower Bank & Trust Company

Lending
We generally make loans to individuals and businesses located within our market area. Our loan portfolio at December 31, 2007 consisted of commercial and commercial real estate loans (73.4%), residential mortgage loans (17.7%) and personal loans (8.9%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $9.5 million, based on the legal lending limit of 15% of the Bank’s total risk based capital.

Commercial Loans. Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, our customers' financing requirements range from $100,000 to $4.0 million.  Commercial and industrial loans make up approximately 43.8% of total loans at December 31, 2007, up from 43.0% at December 31, 2006.  The majority of these are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.  Commercial real estate loans make up approximately 29.6% of total loans at December 31, 2007, down from 32.5% at December 31, 2006.  Some commercial and industrial loans and some commercial real estate loans have fixed, while other have floating interest rates and such loans typically have maturities of 1 to 5 years.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent not only upon general economic conditions and the continuing merits of the particular real estate development project, but also, and importantly, upon the underlying value of the collateral and the borrower’s financial health and liquidity.  For example, during 2007, we took additional provisions for loan losses and wrote down the value of a group of real estate loans to a number of different and some related borrowers involving nearby residential developments, due to the slower than anticipated development of those projects, the deterioration in the local market for the affected lots and in the collateral value of those lots, and the uncertainty of collection from the borrowers.  Although the original underwriting decisions regarding these loans were made a number of years ago, and although we believed we had adequate underwriting standards and lending approvals in place at the time, our recent experience revealed various shortcomings in those standards and procedures.

Accordingly, we have taken steps to reduce the risk associated with these transactions by setting limits for our concentration in certain types of loans, projects, and borrowers, through the creation of an independent credit department, by setting up more checks and balances in the approval process, increasing under-writing standards, and employing a higher degree of over-sight.  We refer you to a further discussion of this subject in the next section under “Lending Policies.”

Mortgage Banking. We provide both fixed and variable rate, long-term residential mortgage loans to our customers. Our general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain a portion of fixed rate balloon maturity mortgage loans in our loan portfolio and to sell or broker the balance of long-term, fixed rate and variable rate loans in the secondary market. Loans are retained in our loan portfolio, originated and immediately sold, or direct brokered for another lending institution, in which the loan is written by the other institution and we serve as sales agent only. We are typically paid a commission of 1.5% of the loan amount on brokered loan transactions. We typically do not retain servicing rights with respect to residential mortgage loans that we broker or sell. During 2007, we originated $58.0 million of residential mortgage loans, of which $55.5 million were retained, and $2.5 million were sold in the secondary market.  We brokered $11.3 million of residential mortgage loans during 2007. We also purchased an additional $3.1 million of residential mortgages.  The majority of these loans were jumbo whole loans and were not sub-prime.  This was done in an effort to continue to neutralize our balance sheet by adding additional fixed rate mortgages to our portfolio in order to limit our interest rate risk associated with a fluctuating rate environment. The following table reflects residential real estate mortgage loans originated, sold and retained or brokered for the periods indicated.

	For the years ended December 31,
($ in thousands)	2007	2006	2005

Real estate mortgage loans originated and retained	$55,510	$29,200	$12,372
Real estate mortgage loans originated and sold	$2,489	-	-
Real estate mortgages purchased	3,104	14,024	-
Real estate mortgages brokered	11,292	7,272	19,337

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We strive to pursue a policy of conservative loan underwriting, with an emphasis on the amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average, this held true in 2007 as well.

Lending Policies
Loan Policies. Although we maintain a competitive approach to lending, we strive for high quality in our loans.  We employ written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Loan and Investment Committee and our Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our lending operations, while recognizing that not all loan outcomes and results can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer or Chief Lending Officer where appropriate.

In part because of our recognition that certain pre-2004 standards and procedures were not adequate to have identified and subjected to more rigorous underwriting scrutiny a group of related real estate development loans that, together, became problem loans thereafter, we created a separate credit department to provide support to our lenders during the underwriting process and to perform certain reporting and loan administration functions.  In 2005, we adopted and strengthened a Loan & Investment Committee Charter, outlining the duties and responsibilities of that committee and mandating various reporting requirements to management.  In 2006, we established a new Chief Lending Officer position and hired a person with over 32 years of banking experience who had previously served as the market area president for another community bank in the Fort Wayne, Indiana area.  And during 2007, we established a Risk Management Department to bring the Loan Review, Collections, Internal Audit, and Compliance areas under unitary supervision.

Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 established regulatory and supervisory loan-to-value limits. Our internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.  However, exceptions may be made to these limits and are allowable under the regulatory rules as long as the aggregate balance of these exceptions does not exceed certain capital thresholds.  In late 2006, we tightened our policy surrounding these exceptions, lowering aggregate balance by 16% from 2006 to 2007.

Our loan policies also establish an “in-house” guideline limit on the aggregate amount of loans to any one borrower. This limit is currently 75% of our legal lending limit, which for 2007 was approximately $7.10 million. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to our lending practices.

Loan Review Policies. To ensure that lending practices adhere to loan policies and guidelines, and to ensure that loans are risk rated correctly, we have also established a Loan Review Department. The primary activities of the Loan Review Department include (i) conducting reviews of specific loans, (ii) assessing the adequacy of loan ratings assigned by lending personnel, (iii) monitoring portfolio concentrations, and (iv) monitoring loans subject to Regulation O. To complete these activities, we employ several management tools, primarily a loan grading system, a loan review memorandum and a formalized watch list.

Source of Funds
Funding Sources. During 2007 we made capital contributions to the Bank totaling $4.5 million due to losses incurred primarily from significant write-downs taken in the loan portfolio.  No capital contributions were made in 2006 and 2005. On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our primary market area. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, and money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. We also offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003. Prior to 2004, these out-of-market deposits were generated by direct negotiation with out-of-market banks and credit unions and through negotiated transactions with brokers. Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposits, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2007, the average cost of funds on out-of-market deposits was 4.36%, while the average cost of funds on in-market deposits was 3.71%. At December 31, 2007, approximately 87.5% of our deposits were generated in-market, while 12.5% were out-of-market deposits, compared to 80.3% of in-market deposits in 2006 and 19.7% out-of-market.  Deposits at December 31, 2007, 2006 and 2005 are summarized as follows:

	2007		2006		2005
($ in thousands)	Balance	%	Balance	%	Balance	%

Noninterest-bearing demand	$71,705	11.9%	$77,772	13.3%	$66,743	14.5%
Interest-bearing checking	54,928	9.1%	37,537	6.4%	32,685	7.1%
Money market	135,304	22.5%	123,388	21.0%	76,438	16.6%
Savings	13,747	2.3%	12,488	2.1%	14,081	3.1%
Time, under $100,000	94,605	15.8%	85,171	14.5%	64,561	14.0%
Time, $100,000 and over	230,400	38.4%	250,414	42.7%	206,443	44.7%

Total deposits	$600,689	100.0%	$586,770	100.0%	$460,951	100.0%

Investments
We invest funds which we retain from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of United States commercial banks, commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization, or trust preferred securities. Although we are permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities (which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning or operating real estate used substantially by the Bank or acquired for future use), we currently have two investments, a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana and an equity investment of $1 million in a limited partnership focused on financial holding companies, primarily bank holding companies. As of December 31, 2007, theses investments carried a value of $1,002,094 and were recorded in other assets.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or foreclosure upon loans and which at December 31, 2007 amounted to less than $1.5 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions.  We are also permitted to invest an aggregate amount not in exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities. Our Board of Directors may alter our investment policy without shareholders’ approval.

Tower Trust Company

Prior to January 1, 2006, we provided our trust and investment management services through a division of Tower Bank & Trust Company. On January 1, 2006, the Bank transferred the business, employees, assets, liabilities, and customers to our new wholly-owned subsidiary, Tower Trust Company.

Investment Management and Trust Services. Our investment management and trust services provide a wide range of traditional personal trust services to customers in our market area. Our trust services include estate planning and money management, as well as traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. We believe that by offering trust services through personalized client service, an experienced professional staff, and a tailored approach to investments that we can enhance and leverage client relationships. We believe that our approach to investment management and trust services has contributed to growth in assets under management to $516.9 million at December 31, 2007. More importantly, we believe that this approach should allow for continued growth in assets under management and resulting trust services revenues.

The following table reflects assets under management and revenue derived from trust services for the periods indicated.  Figures for periods prior to 2006 reflect trust services that were provided by Tower Bank.

	For the years ended December 31,
($ in thousands)	2007	2006	2005

Assets under management	$516,863	$501,533	$438,410
Number of accounts	621	630	598
Average account size	$832	$796	$733
Trust revenue	$2,833	$2,585	$2,028

Tower Investment Services. In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. The services have been provided through PrimeVest Financial Services, Inc., an ING company.  Tower Investment Services offers our clients comprehensive brokerage capabilities. PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $92.5 million in assets under management at December 31, 2007, compared to $65.7 million at December 31, 2006.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.  Figures for periods prior to 2006 reflect trust services that were provided by Tower Bank.

	For the years ended December 31,
($ in thousands)	2007	2006	2005

Assets under management	$92,488	$65,665	$41,603
Number of accounts	851	552	315
Average account size	$109	$119	$132
Investment services revenue	$460	$217	$89

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

The foregoing system of supervision and regulation establishes a comprehensive framework, and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank and the public, rather than our shareholders, and any change in government regulation may have a material adverse effect on our business.

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

With certain limited exceptions, the Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, including rules under which we qualify as a bank holding company as described in the following paragraph, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the Act, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within ten business days after the transaction. In certain cases, prior written notice to the Federal Reserve Board will be required.  Notwithstanding the scope of these permissible activities, we have not organized nor have we sought to establish any of these types of businesses.

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

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to Tower Financial Corporation or any of our subsidiaries, on investments in our stock or other securities of our subsidiaries, and on the acceptance of our stock or other securities of our subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to our directors and officers and to the directors and officers of our subsidiaries, to our principal shareholders, and to “related interests” of such persons. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of Tower Financial Corporation or one of our subsidiaries or a principal shareholder of Tower Financial Corporation may obtain credit from banks with which we maintains a correspondent relationship. Also, in certain circumstances, an Indiana banking corporation may be required by order of the Department to increase our capital or reduce the amount of our deposits.

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

Insurance of Deposit Accounts. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Effective for the first quarter of 2007, the FDIC adopted a new risk based assessment system.  Under the new system, the banks are evaluated based on three primary sources of information:  supervisory ratings, financial ratios, and long-term debt issuer ratings (for large institutions only).  This new assessment method resulted in significant increases for Tower Bank and many others.  However, the FDIC also provided credits to institutions that paid what they considered to be high premiums in the past, pre-1996.  Therefore, many of those banks had credits to offset the large premium increases in 2007 and probably will for the immediate future as well.

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

The Gramm-Leach-Bliley Act (or "Gramm-Leach") which was signed into law on November 12, 1999 and contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information.

Under the Community Reinvestment Act (or “CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated as all of Allen County, Indiana.  With the opening of the Warsaw, Indiana branch in late 2007, it will expand in 2008 to include that area as well. The Bank’s Board of Directors is required to review the appropriateness of this delineation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

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

Competition

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne and Allen County metropolitan area.  Within the 18 month time frame in which the Bank started, at least five other Banks began de novo operations in the Fort Wayne, Indiana market.  Over the next 5 years, those banks expanded their branch networks in the market significantly.  More recently, in 2007 three additional banks entered the market and two more are expected to enter in 2008.  The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank also faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of the Bank’s competitors have been in business for many years more than the Bank, have established customer bases, and are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank’s ability to compete favorably in attracting individuals and small- to medium-sized businesses.

Employees

As of December 31, 2007, we had 196 employees, including approximately 190 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

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

We generally invest a greater proportion of our assets in loans secured by business assets and commercial real estate than financial institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate, commercial business and development loans generally involve a higher degree of credit risk than residential mortgage lending, due primarily to the relatively larger amounts loaned to individual borrowers. Moreover, many of our borrowers also have more than one commercial real estate, commercial business or development loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss and could have a material adverse impact on our business and results.  During 2007, for example, as described earlier in this report, we were required to take substantial third quarter and fourth quarter write-downs and to make certain additional provisions for loan losses related to a group of real estate development loans we made prior to 2004, to multiple borrowers.  The combination of a less than anticipated market interest in the area, a deterioration in the general economy, circumstances involving the ultimate collectibility of the individual borrowers and certain deficiencies (since remedied) in our lending standards and processes, all contributed to the foregoing result.

We have a high amount of non-performing assets, which has affected and could continue to adversely affect our net interest margin.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  Non-performing assets increased from $4.2 million at December 31, 2006 to $20.0 million at December 31, 2007.  The significant increase was largely due to the group of related residential development loans previously described in the foregoing risk factor.  However, excluding those loans, there is still a considerable amount of non-performing assets on our books.  These and other non-performing loans, even if they are eventually collected, in whole or in part, take longer periods of time to work out, which result in loss of income and/or principal during the workout period, and also require additional resources.

Changes in market interest rates have adversely affected and could continue to adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally reprice or mature more quickly than our interest-earning liabilities. Prior to June 30, 2004, interest rates had been at historically low levels. Subsequent to that date, the U.S. Federal Reserve began to increase its target federal funds rate from a low 1.00% to a high of 5.25% in June of 2006.  It remained at 5.25% through September of 2007, at which time the Federal Reserve began to again lower the federal funds rate, which stood at 4.25% as of December 31, 2007.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent that our fixed rate loans do not reprice (or approximately 49.8% of our loans as of December 31, 2007).  In such case, rates paid on non-term deposit accounts will rise, thus also decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

In a falling interest rate environment, however, our net interest margin could likewise be negatively affected, as competitive pressures might require us to decrease our lending interest rates, while these same competitive pressures could keep us from further reducing interest payment rates on our deposits. Such movements, therefore, could cause a decrease in our interest rate spread and net interest margin.

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

Our loan growth has historically outpaced our ability to generate lower cost in-market deposits, and this has required us to find alternative funding sources, which to the extent hereof adversely affects our net interest margin.

Our loan growth has historically outpaced our ability to fund that loan growth with in-market deposits, and accordingly, we have been required to go to alternative funding sources, such as out-of-market deposits; (typically certificates of deposit) purchased from brokers, borrowings from the Federal Home Loan Bank, and/or from the issuance of Trust Preferred Securities. Our average cost of in-market deposits for 2007 was 3.71% and the average cost of alternative funds was 4.78%. Accordingly, our interest margins are adversely affected to the extent that we must access such alternative funding sources.  During 2006 our out-of-market funding amounted to approximately $114 million but that number dropped and, therefore, improved, in 2007 to $75 million.

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

A breach of information security or a breakdown in our data storage and distribution systems could adversely affect our earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. We cannot be certain that all of our systems are entirely free from vulnerability to attack or that they may not from time to time malfunction, due either to human error or mechanical failure, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which could adversely affect our earnings.

Strong competition within the Bank’s market area has hurt and could continue to hurt our profits and slow our growth.

Competition in our banking and financial services competitive market area, both in making loans and in attracting deposits, is intense, and our profitability depends upon our continued ability to successfully compete in both arenas. We compete in Allen County, Indiana, our primary market area, with numerous commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.

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

In 2006 and 2007 we have seen a significant slow-down in home sales in the Fort Wayne and Allen County, Indiana market, and there is uncertainty leading into 2008.  In response to this, we have increased oversight surrounding local development and construction loans.  However, losses could nonetheless still occur with existing loans due to the deterioration of a borrower’s financial condition or due to a decline in the value of collateral securing the loan.

We face risks entering new markets or establishing new branches.

There are substantial costs associated with opening a banking facility, including the cost of construction, land purchases (if owned) or lease commitments (if leased), equipping the facility, staffing commitments and marketing costs.  If we are not successful in establishing a customer base and conditions that enable us to profitably operate that facility, we may be forced to either sustain continuing losses or to close the facility.

We opened our second full-service branch outside of Allen County, Indiana in 2007.  We chose Warsaw, Indiana, which is located approximately 50 miles northwest of Fort Wayne, Indiana.  There are several banks that have already established themselves in that market and have been there for many years.  Our ability to compete in the market and realize an appropriate return to shareholders depends on the local economy and how the consumers react to our brand.  Competition for loans and deposits may have adverse affects on our net interest income as well.  On the other hand, during 2007 we closed our banking facility in Angola, Indiana, another nearby community, which we opened in August 2006.  That facility failed to achieve our profitability requirements.

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

The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could adversely affect our stock price, which, in turn, could also make it more difficult for us to raise funds through future equity offerings or to use our common stock in acquisitions. As of December 31, 2007, we had 4,062,769 shares of common stock outstanding, with an average daily trading volume for the four weeks prior to December 31 of 3,560 shares. As of December 31, 2007, our officers and directors held options to purchase 239,802 shares of our common stock, most of which are currently “in the money.”  The majority of these options expire and, therefore, must either be exercised or forfeited between December 2008 and January 2009. If a substantial number of these shares, or shares held by institutional or other large investors, are sold in the open market within a short period of time, the number of shares offered for sale on the market, in relation to our normal trading volumes, may result in a supply and demand imbalance, which could have a material adverse effect on our stock price.

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

ITEM 1b.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We are leasing the entire first and second floors, along with portions of the third and fifth floors, of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as our corporate headquarters, the main bank office, and the Trust Company offices. The headquarters facility consists of drive-up banking windows and approximately 51,657 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property.  We lease our Tower Bank headquarters facility from Tippmann Properties, Inc., a real estate investment company owned and controlled by John Tippmann, Sr., a board member and substantial shareholder of our Company.  We refer you for additional detail to the section of this report titled “Related Person Transactions” and the section entitled “Certain Relationships and Related Transactions” which we will incorporate into Item 13 of this report by reference from our proxy statement.

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

We leased 3,000 square feet of office space in Angola, Indiana for use as a full service branch location. The office space was leased for a three-year term that was to expire in July 2009.   In the fourth quarter of 2007, after the announcement of the closure of the Angola office, we bought out the remaining term of the lease.  Effective February 15, 2008, the lease was terminated.

We own a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes.  We own a bank branch on 1.4 acres of land in northeast Fort Wayne at 4303 Lahmeyer Road.  This branch office contains 3,000 square feet of space and has two drive-up lanes.   We also own a bank branch on 0.7 acres of land at 6430 West Jefferson Blvd. in southwest Fort Wayne. This branch contains 3,000 square feet of office space and has two drive-up lanes.

In November 2006, we executed a purchase agreement for 0.6 acres of land in downtown Warsaw, Indiana.  Construction of a 4,500 square foot regional office and branch facility began in March 2007, and was opened for business in October of 2007.

In August of 2007, we executed a purchase agreement for 2.6 acres of land in northwest Fort Wayne, located in the same shopping center as our current Dupont Road branch.  The tract of land will be divided into two lots, one of which will be sold off and the other will be used to construct a new branch.  Construction of the new branch is expected to begin in the fall of 2008 or spring of 2009.  The construction period is typically around six months to complete the branch.

ITEM 3.    LEGAL PROCEEDINGS.

The Bank may be involved from time to time in various routine legal proceedings incidental to its business. We are not currently engaged in any material legal proceeding, nor is any legal claim or proceeding threatened that is expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the Nasdaq Global Market System under the symbol “TOFC.” As of March 5, 2008, there were 562 shareholders of record and approximately 1,810 beneficial owners of the common stock.

The following table also presents the high and low sales prices for the common stock on the Nasdaq Global Market System by quarter for 2007 and 2006.

High/Low Stock Price
	2007		2006
	High	Low	High	Low

1st Quarter	$18.070	$16.320	$17.430	$16.300

2nd Quarter	$17.080	$14.580	$19.850	$16.660

3rd Quarter	$15.480	$12.660	$19.000	$17.700

4th Quarter	$14.690	$11.050	$18.500	$17.500

Periods prior to April 15, 2006 reflect the high and low bid prices of Tower Financial Corporation common stock, as quoted on the NASDAQ National Market.  Periods subsequent to April 15, 2006 reflect the high and low sales prices of Tower Financial Corporation common stock as quoted on the NASDAQ Global Market.

Dividends

We did not pay cash dividends on our common stock from our inception through calendar 2005. In December 2005, our board of directors approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations. In 2006, we made four quarterly dividend payments of $0.04 each for a total annual dividend of $0.16 per share.   In January 2007, our board of directors voted to increase the quarterly dividend by 10% to $0.044 per share.  We subsequently made four quarterly dividend payments of $0.044 each for a total annual dividend of $0.176 per share.

In January of 2008, at the request of our regulators, the board of directors passed a resolution requiring that written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends.  The resolution was made at the request of our regulators due to losses incurred in 2007 by the Bank, which reduced the overall capital levels of Tower Financial.  However, both Tower Financial and Tower Bank do currently have adequate capital to qualify as ‘well-capitalized.’  This was done as a precautionary matter.  Permission was granted in January 2008 by the Federal Reserve and a quarterly dividend of $0.044 was declared and paid for the first quarter of 2008.

Because we are a holding company and substantially all of our assets are held by the Bank, our primary source for dividends is the Bank, as well as capital held by the Company. Payments from the Bank to our Company are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2035 and 2037, we would be precluded from paying dividends on our common stock (other than dividends in the form of additional shares of common stock) if we are in default under these debentures, if we have exercised our right to defer payments of interest on these debentures, or if certain related defaults occurred. As part of the regulatory process, the Trust Company may also only pay dividends to our Company with regulatory approval through calendar 2008. Therefore, our ability to pay dividends to its shareholders will depend primarily on the Bank's ability to pay dividends to the Company.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Stock Market Index (United States stocks only) and the Nasdaq Bank Stocks Index for the past five years ending December 31, 2003 – 2007. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the Nasdaq Stock Market Index and the Nasdaq Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.

	For the years ended December 31,
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Tower Financial Corporation	$144.578	$144.578	$165.703	$171.696	$72.944
Nasdaq Total US Index	80.131	87.140	88.988	97.784	108.443
Nasdaq Bank Index	160.597	183.827	179.537	201.467	79.260

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

ITEM 6.    SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

	Years ended December 31,
($ in thousands, except per share data)	2007	2006	2005	2004	2003
Results of Operations:
Interest income	$46,902	$41,057	$29,056	$20,965	$17,826
Interest expense	25,356	20,787	11,493	6,649	6,061
Net interest income	21,546	20,270	17,563	14,316	11,765
Provision for loan losses	10,996	2,195	2,392	2,360	2,185
Noninterest income	5,805	5,126	4,184	4,274	3,642
Noninterest expense	20,731	18,089	14,082	12,400	10,353
Income (loss) before income taxes	(4,376)	5,112	5,273	3,830	2,869
Income taxes expense (benefit)	(1,778)	1,424	1,835	1,351	1,069
Net income (loss)	(2,598)	3,688	3,438	2,479	1,800

Per Share Data:
Net income (loss): basic	$(0.64)	$0.92	$0.86	$0.63	$0.46
Net income (loss): diluted	(0.64)	0.89	0.84	0.61	0.45
Book value at end of period	11.87	12.60	11.79	10.99	10.38
Dividends declared	0.176	0.16	n/a	n/a	n/a
Balance Sheet Data:
Total assets	$706,493	$671,155	$557,821	$481,117	$436,469
Total securities available for sale	65,228	69,492	50,642	35,025	24,325
Loans held for sale	3,190	-	-	-	-
Total loans	575,744	550,450	450,391	400,510	376,839
Allowance for loan losses	8,208	6,870	5,645	5,608	5,259
Total deposits	600,689	586,770	460,951	386,380	362,877
FHLB advances	35,100	11,200	34,700	45,000	27,000
Junior subordinated debt	17,527	17,527	11,856	3,608	3,608
Stockholders' equity	48,208	50,958	47,268	44,013	40,909

Performance Ratios:
Return on average assets	-0.38%	0.61%	0.68%	0.54%	0.45%
Return on average stockholders' equity	-5.16%	7.57%	7.52%	5.89%	4.53%
Net interest margin	3.34%	3.58%	3.70%	3.31%	3.04%
Efficiency ratio	75.80%	71.23%	64.75%	66.70%	67.20%

Asset Quality Ratios:
Nonperforming loans to total loans	3.12%	0.70%	0.49%	0.56%	0.51%
Nonperforming assets to total assets	2.84%	0.70%	0.50%	0.66%	0.58%
Net charge-offs to average loans	1.68%	0.19%	0.55%	0.52%	0.47%
Allowance for loan losses to total loans	1.43%	1.25%	1.25%	1.40%	1.40%

Liquidity and Capital Ratios:
Loan to deposit ratio	95.85%	93.81%	97.71%	103.66%	103.85%
Total stockholders' equity to total assets	6.82%	7.59%	8.47%	9.15%	9.37%
Total risk-based capital	12.08%	13.06%	13.23%	12.29%	12.66%
Tier 1 leverage risk-based capital	10.92%	11.94%	12.16%	11.08%	11.44%
Tier 1 leverage capital	9.31%	10.46%	11.08%	9.87%	10.26%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

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

Executive Overview

Net loss for 2007 was $2.6 million compared to a net income of $3.7 million in 2006.  The loss was largely attributable to three factors:  first, the significant loan loss provisions taken during the year resulting primarily from write-downs in the value of a group of pre-2004 loans centered in a residential development project in northeast Indiana; second, certain other, but significantly smaller losses incurred in value of our loan portfolio as part of our ongoing assessment and measurement of those related loans and with our imposition of stricter lending standards and procedures; and third, certain expenses associated with the closure of our Indianapolis and Angola offices.

Net interest income increased 6.3% from 2006 to 2007, although net interest margin decreased from 3.58% to 3.34%.  Growth in average earning assets drove this increase in net interest income, which was partially offset by an increase in cost of funds and adverse affects of the increase in non-performing assets.

Non-interest income increased by 13.2% from 2006 to 2007, which was driven by a $486,000 or 17.3% increase in trust and brokerage fees.  The wealth management segment has continued to show strong revenue growth and asset growth for the 8th consecutive year.  Service charges increased by 35% and loan broker fees doubled from 2006 to 2007.

Operating expenses increased by $2.6 million or 14.6% from 2006 to 2007.  The increase was due to additional staffing and overhead costs related to a full year of expenses for our a sixth bank branch in Allen County opened in July of 2006, the construction and opening of our Warsaw branch, and expenses associated with the closure of our Indianapolis and Angola offices.  In addition, FDIC insurance premiums increased over $424,000 due to a change in the assessment calculation used by the FDIC, which affected all federally insured banks, and especially de novo banks such as ours, formed after 1996.

Total assets increased by $35.3 million or 5.3% from the prior year, and loan growth accounted for over $25 million of that growth.  Asset quality continues to be a major focus of the Bank, in the wake of the substantial charge-offs and the significant increase in non-performing assets the Bank sustained during 2007, resulting in an aggregate of $20 million of identified nonperforming assets plus delinquencies at December 31, 2007, or 2.8% of total assets.

Core deposits grew $33.9 million and now comprise over 61% of total deposits, compared to approximately 57% in the prior year.  While our cost of funds did increase in 2007, the core deposit growth helped limit this by providing lower cost alternatives to out-of-market funding and borrowings.

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

To determine the allocated component of the allowance, we combine estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of our borrowers, industry concentrations within the loan portfolio and general economic conditions. Absent the availability of some of these factors, we base our estimates upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that under normal circumstances should adequately cover losses inherent in the loan portfolio.

Actual loan losses are charged against the allowance when management believes that a loan or a portion thereof is uncollectible. A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of a similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

There are many factors affecting judgment calls relating to allowances for loan losses. Some are quantitative while others require qualitative judgment. Although we believe our process for determining the allowance adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Results of Operations

Summary. We reported a net loss of $2.6 million, or $0.64 per diluted share, for the year ended December 31, 2007. This reflects a decrease of $6.3 million from a net income of $3.7 million in 2006 and a decrease of $6.0 million from net income of $3.4 million posted in 2005.  Net loss per diluted share of $0.64 reflects a $1.53 decrease from the $0.89 reported in 2006 and a $1.48 decrease from the $0.84 posted in 2005.

The net loss posted in 2007 was the result of a significant increase in the provision for loan losses, as well as increased non-interest expenses associated with the closure of our Indianapolis and Angola offices.  Revenue growth, including net interest and non-interest income, of $2.0 million, or 7.7%, due to loan volume growth, was offset by an increase in operating expenses of $2.6 million, or 14.6%, as a result of the opening of the Warsaw Bank branch, costs associated with the closure of our Indianapolis and Angola branches, as well as a significant increase in FDIC insurance premiums.  Net interest income in 2007 was $21.5 million compared to $20.3 million in 2006, an increase of $1.2 million due mainly from an increase in loans outstanding. Noninterest income in 2007 was $5.8 million compared to $5.1 million in 2006, an increase of $679,000. The increase was due primarily to a $486,000, or 17.3%, increase in fees earned on Trust and Brokerage assets under management and a $254,000, or 35.0% increase in deposit service charges.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income and interest expense for the year ended December 31, 2007 were $46.9 million and $25.4 million, respectively, netting $21.5 million in net interest income. Interest income and interest expense for the year ended December 31, 2006 were $41.1 million and $20.8 million, respectively, resulting in $20.3 million in net interest income. Interest income and interest expense for the year ended December 31, 2005 totaled $29.1 million and $11.5 million, respectively, providing for net interest income of $17.6 million. The increase of $1.2 million in net interest income in 2007 from 2006 and the increase over net interest income from 2005 were primarily attributable to an increase in the loans outstanding in both years, as well as an increase in lower-cost core deposits in 2005, 2006, and 2007.  This increase was partially offset by an increase in average non-performing loans during 2007, which decreased our margin by approximately 14 basis points for the year.

The net yield on average earning assets during 2007 was 3.34% compared to 3.58% for 2006 and 3.70% for 2005. The decrease in net yield during 2007 was attributable to the flattening of yield on earning assets and an increase in cost of funds.  We continued to place more fixed rate loans in our portfolio in 2007 in order to neutralize our balance sheet.  However, the fixed rate loans were generally at a lower rate than the variable rate loans originated in 2006.  Our margin on average loans was also adversely affected by an increase in non-performing loans.  Deposit costs increased as a result of a shift of non-interesting bearing accounts to money market accounts.  Overall, rates on each account type increased as well due to competitive pressures in the market.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2007, 2006 and 2005.

Average Balance,
Interest and Yield/	2007			2006			2005
Cost Analysis		Interest			Interest			Interest
	Average	Earned	Yield	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$4,238	$245	5.78%	$5,731	$282	4.92%	$12,139	$399	3.29%
Federal funds sold	4,834	218	4.51%	5,716	287	5.02%	6,364	192	3.02%
Securities - taxable	51,913	2,641	5.09%	43,436	2,157	4.97%	25,127	1,038	4.13%
Securities - tax exempt (1)	19,367	1,199	6.19%	16,165	974	6.03%	12,439	808	6.50%
Loans held for sale	95	-	0.00%	-	-		-	-
Loans	576,417	43,006	7.46%	502,666	37,649	7.49%	425,626	26,893	6.32%
Total interest-earning assets	656,864	47,309	7.20%	573,714	41,349	7.21%	481,695	29,330	6.09%

Allowance for loan losses	(7,700)			(6,309)			(5,821)
Cash and due from banks	12,347			16,286			12,994
Other assets	30,340			22,581			15,602
Total assets	$691,851			$606,272			$504,470

Liabilities and Stockholders' Equity
Interest-bearing checking	$45,360	$674	1.49%	$31,112	$339	1.09%	$28,234	$172	0.61%
Savings	14,435	146	1.01%	13,635	112	0.82%	13,736	63	0.46%
Money market	125,488	4,649	3.70%	98,482	3,295	3.35%	73,737	1,304	1.77%
Certificates of deposit	338,485	17,325	5.12%	300,356	14,896	4.96%	244,066	8,760	3.59%
Short-term borrowings	39	1	2.56%	-	-	0.00%	13	-	0.00%
FHLB advances	27,906	1,435	5.14%	28,260	1,335	4.72%	27,427	833	3.04%
Junior subordinated debt	17,527	1,126	6.42%	11,463	810	7.07%	4,185	360	8.60%
Total interest-bearing liabilities	569,240	25,356	4.45%	483,308	20,787	4.30%	391,398	11,492	2.94%
	-			-			-
Noninterest-bearing checking	67,588			70,727			65,058
Other liabilities	4,638			3,506			2,288
Stockholders' equity	50,385			48,731			45,726
Total liabilities and stockholders' equity	$691,851			$606,272			$504,470

Net interest income		$21,953			$20,562			$17,838
Rate spread			2.75%			2.91%			3.15%
Net interest income as a percent of average earning assets			3.34%			3.58%			3.70%

(1) Computed on a tax equivalent basis for tax equivalent securities using a 34% statutory tax rate., , , ,

The following table shows the changes in interest income, interest expense, and net interest income due to variances in rate and volume of average earning assets and interest-bearing liabilities. The change in interest not solely due to changes in rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

Changes in Net Interest Income Due To Rate and Volume
	2007 over 2006
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$47	$(84)	$(37)
Federal funds sold	(27)	(42)	(69)
Securities - taxable	53	431	484
Securities - tax exempt	27	198	225
Loans	(146)	5,503	5,357
Net change in interest income	(46)	6,006	5,960
Increase (decrease) in interest expense:
Interest-bearing checking	133	202	335
Savings	27	7	34
Money market	362	992	1,354
Certificates of deposit	481	1,948	2,429
Short-term borrowings	-	1	1
FHLB advances	117	(17)	100
Trust preferred securities	(75)	391	316
Net change in interest expense	1,045	3,524	4,569
Net change in interest income and interest expense	$(1,091)	$2,482	$1,391

	2006 over 2005
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$(265)	$148	$(117)
Federal funds sold	(21)	116	95
Securities - taxable	876	243	1,119
Securities - tax exempt	228	(62)	166
Loans	5,314	5,442	10,756
Net change in interest income	6,132	5,887	12,019
Increase (decrease) in interest expense:
Interest-bearing checking	19	148	167
Savings		49	49
Money market	544	1,447	1,991
Certificates of deposit	2,311	3,825	6,136
FHLB advances	26	476	502
Trust preferred securities	525	(75)	450
Net change in interest expense	3,425	5,870	9,295
Net change in interest income and interest expense	$2,707	$17	$2,724

Interest income is primarily generated from the loan portfolio. Average loans comprised 88%, 88% and 88% of average earning assets during 2007, 2006 and 2005, respectively. During 2007, the loan portfolio had an average yield of 7.46%, and earned $43,006, or 91% of total interest income, an increase of $5.4 million from 2006. The improvement in net interest income was mainly due to the increase in average loans.  During 2006, the loan portfolio had an average yield of 7.49% and earned $37,649, or 92% of total interest income while the loan portfolio had an average yield of 6.32% and earned $26,893, or 91% of total interest income during 2005.

The total securities portfolio and total short-term investments equaled 11% and 1%, respectively, of average earning assets during 2007. With an average tax-equivalent yield of 5.39%, total securities contributed $3.8 million, or 8% of total interest income in 2007, while total short-term investments had a combined average yield of 5.10% and earned $463,000, or 1% of total interest income, in 2007. During 2006, the total securities portfolio and total short-term investments equaled 10% and 2%, respectively, of average earning assets during 2006. With an average tax-equivalent yield of 5.26%, total securities contributed $3.1 million, or 8% of total interest income in 2006, while total short-term investments had a combined average yield of 4.97% and earned $569,000, or 1% of total interest income, in 2006.  During 2005, the total securities portfolio and total short-term investments equaled 8% and 4%, respectively, of average earning assets. With an average yield of 4.91%, securities contributed $1.8 million, or 6% of total interest income in 2005, while total short-term investments had a combined average yield of 3.20% and earned $591,000, or 2% of total interest income in 2005.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 18% and 68%, respectively, of average interest-bearing liabilities during 2007; 20% and 62%, respectively, of average interest-bearing liabilities during 2006; and 19% and 62%, respectively, of average interest-bearing liabilities during 2005. Total borrowings were 7% of average earning assets during 2007, 2006 and 2005.

Money market balances had an average rate of 3.70% and cost $4.6 million, or 18% of total interest expense, in 2007, compared to an average rate of 3.35% and cost $3.3 million, or 16% of total interest expense, in 2006. Certificates of deposit had an average rate of 5.12% and cost $17.3 million, or 68% of total interest expense, in 2007, compared to an average rate of 4.96% and cost $14.9 million, or 72% of total interest expense, in 2006. Interest expense on savings and interest-bearing checking totaled 3% of total interest expense during 2007 and 2% of total interest expense during 2006. The Company paid $2.6 million of interest expense on borrowings, or 10% of total interest expense, during 2007 and paid $2.1 million of interest expense on borrowings, or 10% of total interest expense, during 2006.

During 2005, money market accounts had an average rate of 1.77% and cost $1.3 million or 11% of total interest expense, while certificates of deposit had an average rate of 3.59% and cost $8.8 million, or 76% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 11% of average interest-bearing liabilities during 2005 with an average rate of 0.56%, or 2% of total interest expense in 2005. Total borrowings had an average rate of 3.78% during 2005.

Provision for Loan Losses. The provision for loan losses was $11.0 million for 2007, $2.2 million for 2006 and $2.4 million for 2005.  In 2007 this was driven by significant charge-downs related to a group of pre-2004 residential real estate development loans made up of different parties within the same development.  The 2006 and 2005 provision was a result of some net charge-off activity, as well as significant growth of the loan portfolio and the portfolio composition and risk.  The 2007 provision expense reflects an $8.8 million increase from 2006. The allowance for loan losses as a percentage of total loans outstanding was 1.43%, 1.25% and 1.25% at December 31, 2007, 2006, and 2005, respectively.

A portion of the foregoing group of loans began to show signs of deterioration in the fourth quarter of 2006, while the remaining portion demonstrated signs of weakening beginning in the first quarter of 2007.  At that time, those loans were placed on the watch list and classified as “special mention”.  This caused an increase in our general reserves, as the balances within the special mention category increased significantly.  In the second quarter, the status of these loans remained unchanged.  The borrowers were able to make interest payments and keep loans current.  However, management was concerned with the lack of activity the particular development demonstrated and therefore increased the reserves on these loans again.   In the third quarter the loans showed further signs of weakening, some payments became delinquent and this caused management to order new appraisals on collateral securing the loans.  At that time, we determined that certain of these loans were indeed impaired and they were written down to the fair value of the underlying collateral securing them.  This resulted in a significant provision expense and charge-down during the third quarter.  In the fourth quarter, we received the appraisal on the remaining tract of land and this resulted in an additional charge-down and increase to the provision.  All loans related to these projects were also taken to non-accrual status.  These steps taken by management have been reviewed by the Federal Reserve Bank as part of their annual safety and soundness examination as well.

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

We had $18.0 million of nonperforming loans at December 31, 2007, an increase of $14.2 million from the $3.8 million of nonperforming loans at December 31, 2006. Nonperforming loans were $2.2 million at December 31, 2005. We reported $9.7 million of net charge-offs, or 1.68% of average loans during 2007 compared to $970,000 in net charge offs or 0.19% of average loans during 2006 and 2.4 million in net charge-offs during 2005.  Loan growth during 2007 was $25.3 million or approximately 4.6%.  Over half of the charge-offs recorded in 2007 and approximately 70% of the non-performing loans at December 31, 2007 related to the block of loans discussed above.

Noninterest Income. Total noninterest income was $5.8 million for the year ended December 31, 2007 compared to $5.1 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively. Fees from trust and brokerage services grew 17.3% resulting from an increasing base of accounts and assets under management, and was $3.3 million for 2007 compared to $2.8 million for 2006 and $2.1 million in 2005. Loan broker fees were $258,000 during 2007, an increase of $135,000 or 110.7% from $122,000 for 2006. Loan broker fees were $265,000 for 2005. The increase in 2007 was attributable to an effort to place less real estate mortgages in our portfolio and to sell them to the secondary market.  We also received a large fee for brokering a commercial real estate transaction in the fourth quarter.  Deposit service charges were $977,000 in 2007, showing an increase of $254,000 or 35% from 2006.  The increase was driven by the implementation of a new over-draft protection plan, which accounted for $214,000 of the increase.  Deposit service charges decreased $36,000 or 4.7% between 2006 and 2005.

Other fee income decreased as a result of a change in the way in which merchant card income and expenses were recorded on the income statement.  Prior to 2007, the expenses associated with merchant cards were recorded in the non-interest expense section under processing expenses.  However, in 2007 these expenses were netted with the income and posted in non-interest income.  Excluding this reclassification, non-interest income increased $25,000 from 2006 to 2007.  In addition to the above, 2007 noninterest income results included a minimal loss on the sale of securities available for sale.  There were no gains or losses on the sale of AFS securities in 2006 and a loss of $34,000 in 2005.

Noninterest Expense. Noninterest expense totaled $20.7 million for the year ended December 31, 2007 compared to $18.1 million and $14.1 million for the years ended December 31, 2006 and 2005, respectively, an increase of $2.6 million or 14.6% during 2007 over 2006. The increase in expenses is mainly attributable to the infrastructure growth of the Bank, expenses associated with the Indianapolis office, and the significant increase in FDIC insurance premiums.

Salary and benefit costs increased $875,000, or 8.0%, and were 57.0% of total noninterest expenses.  While there was only an increase of 4 full-time equivalent employees (FTE) comparing December 2006 verse December of 2007, the average number FTEs for 2007 was 193 compared to 168 in 2006.  We incurred $286,000 of expense related to the Indianapolis office, which was closed during the second quarter of 2007.  Occupancy and equipment costs increased $593,000, or 27.7%, and were $2.7 million or 13.2% of total non-interest expenses.  Occupancy and equipment costs increased as a result of the construction of the Warsaw branch, as well as buy-outs on our Indianapolis and Angola leases.  We announced the closure of our Angola branch during the fourth quarter of 2007 and effective during the first quarter of 2008.  Loan and professional costs increased during 2007 from prior year levels by $230,000 or 22.7%. The increase was primarily attributable to legal costs associated with the Indianapolis office and loan collection costs.  Data processing expenses increased by $83,000, or 11.8%.  As noted above, due to the reclassification of merchant card expenses, approximately $223,000 of processing costs were recorded against non-interest income.  Therefore, the increase was much higher primarily due to our increased infrastructure, which causes the need for greater storage capacity with our data warehousing supplier.  Premiums for deposit insurance from the FDIC increased by $424,000 from 2006 to 2007.  The increase was due to a change in the assessment formula applied by the FDIC to all insured banks.  Other various expense categories increased during 2007, such as business development, communication, and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $1.4 million for 2007, $1.0 million for 2006 and $641,000 for 2005, which reflected a $369,000, or 35.5% increase in 2007 and a $398,000 or 62.1% increase from 2005, as compared to the prior year.  Marketing expense and office expense decreased from 2007 to 2006 by $156,000 and $16,000, respectively.

During 2006, salaries and benefits costs were $10.9 million, while occupancy and equipment expenses totaled $2.1 million. Additional large overhead expenses in 2006 included costs for professional fees and services, which amounted to $1.0 million and data processing expenses of $704,000. Significant noninterest expenses during 2005 were $8.4 million for salary and benefit costs, $1.8 million for occupancy and equipment costs, and $836,000 for loan and professional costs.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 75.8% in 2007 compared to 71.2% in 2006 and 64.8% in 2005. The overall level of efficiency ratio continues to be high but reflects expected infrastructure costs associated with growth, as well as certain non-recurring costs discussed above. As anticipated, improvement in the efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized we will earn more on the larger base of earning assets, while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2007, we recorded $1.8 million of income tax benefit.  In 2006 and 2005, we recorded $1.4 million and $1.8 million respectively, in income tax expense.  The effective tax rate recorded for 2007 was (40.6%) as compared to 27.9% for 2006 and 34.8% for 2005.  The tax benefit in 2007 is the result of the net loss posted, as well as certain tax-exempt interest income.  The significant reduction in the effective tax rate in 2006 was primarily due to additional tax-exempt investment income and the formation of an investment subsidiary structure including the establishment of a real estate investment trust. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and future.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $48.2 million and $51.0 million at December 31, 2007 and 2006, respectively. Affecting the decrease in stockholders’ equity during 2007 was a net loss of $2.6 million, dividends of $717,000, and the repurchase of common stock of $759,000.  This was somewhat offset by $871,000 for the net exercise of stock options, and $75,000 from stock option compensation expense per FASB 123(R).  Stockholders’ equity increased during 2006 from net income of $3.7 million, by $419,000 in the net exercise of stock options, $111,000 from stock option compensation expense per FASB 123(R), and $(643,000) from dividends to shareholders.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2007 and 2006 are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Prior to 2006 no cash or stock dividends were paid. In December 2005, our board of directors formally approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations.  During 2006, we paid dividends of $0.16 per share in four quarterly installments.  This was increased in 2007 by 10%, which resulted in dividends paid totaling $0.176 per share.  In January 2008, our board of directors voted to continue paying a quarterly dividend of $0.044 per share commencing with the first quarter dividend payment.

Liquidity and Capital Ratios	December 31
	2007	2006
Loan to deposit ratio	95.85%	93.81%
Loan to funding ratio	88.13%	89.43%
Total risk-based capital	12.08%	13.06%
Tier 1 risk-based capital	10.92%	11.94%
Tier 1 leverage capital	9.31%	10.46%

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet depositor withdrawals, maintain reserve requirements, to fund loans and to fund operational expenses. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability while providing adequate liquidity.

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. We showed moderate deposit growth in 2007 of $13.9 million and substantial growth in 2006 of $125.8 million.  We mainly generated deposits from in-market sources; however, we expanded our funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 we further expanded our funding base to include brokered deposits. At December 31, 2007, the balance of non-brokered national market CDs, brokered CDs, and FHLB borrowings were $0, $75.2 million and $35.1 million respectively, as compared to $495,000, $113.5 million and $11.2 million, respectively, at December 31, 2006. We expect to continue to experience loan growth. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment its interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased), and had no borrowings at December 31, 2007 and 2006. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $23.5 million at December 31, 2007 and December 31, 2006. We view this type of funding as only a secondary and temporary source of funds.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally required based on management’s credit assessment of the borrower.

Tower Financial Corporation, the Bank, and the Trust Company occupy their respective headquarters, offices and other facilities under long-term operating leases and, in addition, are parties to long-term contracts for data processing and operating systems.  We refer you to the discussion at Item 2 (“Properties”) and to the section herein on “Related Person Transactions” for additional information regarding our long-term leases.

The following tables represent our contractual obligations and commitments at December 31, 2007.

Contractual Obligations
at December 31, 2007	Payments Due by Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Federal Home Loan Bank advances	$25,900	$9,200	$-	$-	$35,100
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	830	1,609	1,511	756	4,706
Certificates of Deposit	219,559	104,971	445	30	325,005
Total contractual cash obligations	$246,289	$115,780	$1,956	$18,313	$382,338

Commitments
at December 31, 2007	Amount of Commitment Expirations Per Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Lines of credit / loan commitments	$102,040	$29,637	$10,829	$2,201	$144,707
Standby letters of credit	3,535	-	83	8	3,626
Total commitments	$105,575	$29,637	$10,912	$2,209	$148,333

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2007 and 2006, the Bank had $29.9 million and $24.0 million, respectively, in loan commitments to directors and executive officers, of which $21.3 million and $18.1 million were funded at the respective period-ends.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director and substantial shareholder. Although the original lease was entered into in 1998 and amended in 2001, 2004, and again in 2006 to add additional space, each transaction was considered and approved by our Audit Committee and by greater than a majority of the members of our Board of Directors (with Mr. Tippmann abstaining).  Our composite rental rate and terms are market competitive, and under our Statement of Policy for the Review, Approval, or Ratification of Transactions with Related Persons, our Audit Committee has reviewed and ratified all terms of the lease as amended and have found that the terms are fair and reasonable and in the best interest of our Company and shareholders.  The total amount paid to Tippmann Properties for rent and maintenance was $763,000, $676,000, and $604,000 during 2007, 2006 and 2005, respectively. The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

Financial Condition

Toward the end of 2007, we elected to moderate the Bank’s loan growth, while continuing to grow the Trust Company.  Total assets were $706.5 million at December 31, 2007 compared to $671.2 million at December 31, 2006, an increase of $35.3 million or 5.3%. The significant increase in assets was mainly attributable to growth in the loan portfolio and was funded by deposit growth and the use of borrowings from the Federal Home Loan Bank.  Asset growth had been substantial during each year since we began operations, but slowed in 2007 due to management’s decision to do so. Management anticipates that, in the near-term, assets will continue to grow, but at rate similar to 2007.  The source of this growth will be primarily from the marketing of our products, providing banking expertise and trust services, delivering a high level of customer service and developing our branch network.

Earning Assets. The Bank’s loan portfolio experienced moderate growth during 2007. Loans were $575.7 million at December 31, 2007 compared to $550.5 million at December 31, 2006, an increase of $25.2, or 4.6%. The loan portfolio, which equaled 87.8% and 86.3% of earning assets at December 31, 2007 and 2006, respectively, was primarily comprised of commercial and commercial real estate loans at both dates. At December 31, 2007, commercial and commercial real estate loans were approximately 73.4% of the loan portfolio and represented loans to business interests generally located within the Bank’s market area. Approximately 43.8% of the loan portfolio at December 31, 2007 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 29.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $149.6 million or 26.0% of total loans, and building, development and general contracting at $84.8 million, or 14.7% of total loans. The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. Residential mortgage and home equity lending, while only 22.8% of loans at December 31, 2007, also experienced significant growth. Consumer loans, while only 3.8% of total loans at December 31, 2007, reflected an increase of 12.3 % during 2007 from 2006 levels. Management believes that loan growth should continue as the Bank expands its distribution network during 2008; however, our main strategy for growth and profitability is expected to come largely from the commercial loan sector. The following table presents loans outstanding as of December 31, 2007, 2006, 2005, 2004 and 2003.

Loans Outstanding
	December 31,
($ in thousands)	2007	2006	2005	2004	2003

Commercial	$252,257	$236,808	$208,868	$189,717	$198,063
Commercial real estate	170,292	178,611	145,559	124,722	100,309
Residential real estate	102,162	83,601	50,293	45,081	40,648
Home equity	29,508	32,097	30,252	28,430	25,944
Consumer	21,750	19,376	15,390	12,239	11,594
Total loans	575,969	550,493	450,362	400,189	376,558
Net deferred loan (fees) / costs	(225)	(43)	29	322	280
Allowance for loan losses	(8,208)	(6,870)	(5,645)	(5,608)	(5,259)

Net loans	$567,536	$543,580	$444,746	$394,903	$371,579

The following table presents the maturity of total loans outstanding as of December 31, 2007, according to scheduled repayments of principal and also based upon repricing opportunities.

Maturities of Loans Outstanding
	Within	1 - 5	Over
($ in thousands)	1 Year	Years	5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$139,215	$102,476	$10,566	$252,257
Commercial real estate	75,527	86,003	8,762	170,292
Residential real estate	22,887	42,953	36,322	102,162
Home equity	17,145	12,259	104	29,508
Consumer	16,271	5,478	1	21,750

Total loans	$271,045	$249,169	$55,755	$575,969

Loan Repricing Opportunities:
Fixed rate	$80,504	$146,135	$60,375	$287,014
Variable rate	190,812	90,105	8,038	288,955

Total loans	$271,316	$236,240	$68,413	$575,969

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectibility. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watchlist.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2007, there were $65.6 million of potential problem loans outstanding on the watchlist. At December 31, 2006, there were $39.1 million of potential problem loans outstanding on the watchlist.

Nonperforming loans at December 31, 2007 were $18.0 million, all of which were loans placed on nonaccrual status and categorized as impaired.  Total impaired loans are $21.2 million, which includes all nonaccrual loans plus commercial loans deemed impaired with a balance of $3.1 million that are still accruing. Nonperforming loans at December 31, 2006 were $3.8 million, including $3.4 million of loans placed on nonaccrual status and categorized as impaired and $354,000 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans were $8.8 million, which includes all nonaccrual loans plus commercial loans impaired of $5.5 million that were still accruing. Nonperforming loans at December 31, 2005 were $2.2 million, including $1.3 million of loans placed on nonaccrual status and categorized as impaired and $864,000 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans were $5.6 million, which included all nonaccrual loans plus commercial loans impaired of $4.2 million that were still accruing.

Nonperforming assets were as follows:

	at December 31,
	2007	2006	2005	2004	2003

Loans past due over 90 days still accruing	$-	$354,096	$863,862	$676,866	$290,375
Nonaccrual loans	17,954,861	3,488,417	1,332,472	1,580,003	1,614,447
Total nonperforming loans	17,954,861	3,842,513	2,196,334	2,256,869	1,904,822
Restructured loans	639,332	488,717	365,992	509,861	541,057
Other real estate owned	1,451,573	370,000	244,050	430,000	80,000
Total nonperforming assets	$20,045,766	$4,701,230	$2,806,376	$3,196,730	$2,525,879

During 2007, the Bank experienced $9.7 million in net charged-off loans compared to $970,000 of net charge-offs in 2006 and $2.4 million in 2005. The 2007 ratio of net charge-offs to total average loans was 1.68%. Of the loans charged off in 2007, $6.2 million relates to a block of real estate development loans.  One other commercial credit was charged off in excess of $500,000, while all others were less than that.  Of the loans charged off during 2006, $500,000 was attributable to one commercial credit.

Activity in the allowance for loan losses during 2007, 2006, 2005, 2004 and 2003 was as follows:

	2007	2006	2005	2004	2003

Beginning balance, January 1	6,870,442	$5,645,301	$5,607,992	$5,259,273	$4,745,672
Provision charged to operating expense	10,996,000	2,195,000	2,392,000	2,360,000	2,185,000
Charge-offs:
Commercial	(2,471,770)	(905,054)	(2,340,277)	(926,781)	(940,306)
Commercial real estate	(7,289,044)	(171,492)		(1,007,783)	(54,442)
Residential real estate	(37,669)	(34,490)	(16,590)		(489,326)
Home equity	(178,522)	(231,991)	(64,281)	(114,903)	(97,600)
Consumer	(146,086)	(8,011)	(61,992)	(7,394)	(123,379)
Total Charge-offs	(10,123,091)	(1,351,038)	(2,483,140)	(2,056,861)	(1,705,053)
Recoveries:
Commercial	302,881	93,009	119,016	29,374	2,417
Commercial real estate	-	-	-	-	579
Residential real estate	36,007	-	-	-	11,000
Home equity	122,098	287,486	8,733	16,206	866
Consumer	3,825	684	700	-	18,792
Total Recoveries	464,811	381,179	128,449	45,580	33,654
Total Net Charge-offs	(9,658,280)	(969,859)	(2,354,691)	(2,011,281)	(1,671,399)

Ending balance, December 31	$8,208,162	$6,870,442	$5,645,301	$5,607,992	$5,259,273

In each quarter, we adjust the allowance for loan losses to the amount we believe is necessary to maintain the allowance at adequate levels. We allocate specific portions of the allowance for loan losses to specifically identified problem loans. Our evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. We believe that the present allowance is adequate, based on the foregoing broad range of considerations.

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses
($ in thousands)
Loan Type	Dec 31, 2007 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2006 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2005 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2004 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2003 Alloc.	Loan Type As a % of Total Loans

Commercial	$4,175	43.8%	$4,693	43.1%	$4,524	46.4%	$5,124	47.4%	$4,011	52.6%
Commercial real estate	3,798	29.6%	1,986	32.4%	796	32.3%	137	31.1%	751	26.6%
Residential real estate	21	17.7%	88	15.2%	81	11.2%	51	11.3%	190	10.8%
Home equity	30	5.1%	17	5.8%	183	6.7%	33	7.1%	85	6.9%
Consumer	140	3.8%	82	3.5%	51	3.4%	156	3.1%	111	3.1%
Unallocated	44	n/a	4	n/a	10	n/a	107	n/a	111	n/a

Total allowance for loan losses	$8,208	100.0%	$6,870	100.0%	$5,645	100.0%	$5,608	100.0%	$5,259	100.0%

See Note 3 to the Consolidated Financial Statements for detail of activity in allowance for loan losses

Although we consider the allowance for loan losses to be adequate to absorb losses that are incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $10.1 million of charge-offs and $465,000 of recoveries during 2007. We experienced $1.4 million of charge-offs and $381,000 of recoveries during 2006 and $2.5 million of charge-offs and $128,000 of recoveries during 2005.

Total Securities Portfolio	December 31,
	2007	2006	2005
	Net	Net	Net
($ in thousands)	Carrying Value	Carrying Value	Carrying Value

U.S. Government agency debt obligations	$5,203	$23,046	$17,683
Obligations of states and political subdivisions	19,664	19,627	14,015
Mortgage-backed securites	39,492	26,819	18,944
Trust preferred securities	869	-	-

Total securities	$65,228	$69,492	$50,642

Securities available for sale at fair value increased during 2007, and totaled $65.2 million at December 31, 2007 compared to $69.5 million at December 31, 2006 and $50.6 million at December 31, 2005. We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2007 the size of the portfolio decreased by approximately 6% compared to 2006 and we shortened the maturity of the portfolio.  The portfolio will continue to include some short-term liquid holdings from time to time as loan demand remains strong and more liquidity is needed. Since the inception of the Company, all securities have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. A net unrealized gain on this portfolio was recorded at December 31, 2007 in the amount of $138,000 compared to a net unrealized loss in the amount of $(173,000) at December 2006, and a net unrealized loss of $340,000 at December 31, 2005.  The table above presents the total securities portfolio as of December 31, 2007, 2006 and 2005. During 2007, we sold $17.1 million of available for sale agency and municipal securities and recorded a $3,000 loss from the sales.  During 2006, we did net sell any securities.  During 2005 we sold $3.0 million of available for sale agency securities and recorded a $(34,000) loss from the sales.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decrease of $6.6 million during 2007, were $7.9 million and $14.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, these short-term assets were approximately 1.2% and 2.3% of earning assets, respectively.

Source of Funds

Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) which we developed during 2005 and 2006. We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $600.7 million at December 31, 2007 and $586.8 million at December 31, 2006, an increase of $13.9 million, or 2.4%.  At December 31, 2005 total deposits were $461.0 million.

Noninterest-bearing deposits totaled $71.7 million at December 31, 2007, a 7.8% decrease from $77.8 million at December 31, 2006. At December 31, 2007, noninterest-bearing deposits were approximately 11.9% of total deposits, a decrease from the 2006 level of 13.3%. Noninterest-bearing deposits at December 31, 2007 were comprised of $67.7 million in business checking accounts, $300,000 in public funds and $3.7 million in consumer accounts.

Interest-bearing deposits grew during 2007 and were $529.0 million at December 31, 2007, a 3.9% increase over $509.0 million at December 31, 2006. Interest-bearing deposits at December 31, 2007 were comprised of approximately 25.6% in money market accounts, 13.0% in interest-bearing checking and savings accounts, and 61.4% in certificates of deposit. The December 31, 2007 percentages reflect a modest change in the deposit mix from 2006, when the percentages were 24.2%, 9.8%, and 66.0%, respectively.

Interest-bearing checking, money markets, savings, and CD’s under $100,000 all increased from 2006 to 2007.  The largest increase was in the interest-bearing checking category, as they increased by $17.4 million, or 46.3%.  The large increase was due to substantial increases in our consumer and health-savings accounts.  Money market accounts increased by $11.9 million, or 9.7%, as we continued to grow our on-balance sheet sweep accounts.  Non-interest bearing checking accounts and CDs over $100,000 decreased by $6.1 million and $20.0 million, respectively.  The decrease on the non-interest bearing checking accounts was due to a drop in the business checking category.  The decrease in the CD’s over $100,000 was a direct result of the increases in the other deposit categories and the use of borrowings from the Federal Home Loan Bank (“FHLB”), thus making us less reliant on out-of-market jumbo CD’s.

We had no short-term borrowings at December 31, 2007 or December 31, 2006. In addition to federal funds purchased, we also had borrowings in the amount of $35.1 million in FHLB bullet advances at December 31, 2007 compared to $11.2 million at December 31, 2006.  As noted above, the increase in FHLB borrowings during 2007 was the result of less reliance on out-of-market jumbo CD’s.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2007 and 2006. We currently have two statutory trust subsidiaries. TCT1, which was dissolved in 2006, effected a private placement of $3.5 million in Trust Preferred Securities on November 16, 2001 and was paid-off in November 2006. TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT1 was November 15, 2031. Subject to Federal Reserve Bank prior approval, the Trust Preferred Securities were redeemable prior to the maturity date beginning November 15, 2006 and we in fact redeemed them at that time. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 4, 2010 and each year thereafter at our option.  The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 29, 2011 and each year thereafter at our option.

In January 2008, at the request of our regulators, our board of directors adopted a resolution requiring that we seek written approval from the Federal Reserve Bank of Chicago prior to incurring any additional parent company debt, including the addition of Trust Preferred Securities and advances on any existing lines of credit.

In May 2007, our board of directors authorized the repurchase of up to 65,000 shares of outstanding common stock.  Through December 31, 2007, we repurchased 53,036 shares at a weighted-average price of $14.31.  The board also adopted a resolution requiring that we seek approval from the Federal Reserve Bank of Chicago prior to repurchasing any further shares in an amount exceeding $50,000, other than those shares covered by the May 2007 repurchase plan.  This resolution was also at the request of our regulators.

Stockholders’ equity was $48.2 million at December 31, 2007 and $51.0 million at December 31, 2006.  The decrease of $2.8 million was mainly attributable to the net loss of $2.6 million posted in 2007, the repurchase of common stock totaling $$759,000, and dividends paid of $717,000.  This was partially offset by proceeds from the net exercise of stock options totaling $871,000.  Other items affecting stockholders’ equity was a $377,310 change in net unrealized appreciation on securities available for sale and derivative instruments, net of tax and stock compensation expense of $75,000 per the rules of FASB 123(R). At December 31, 2007, we had a balance of $9.2 million in retained earnings while at December 31, 2006 the balance was $12.5 million, a decrease of $3.3 million from 2006 due to the loss posted in 2007 and dividend paid. See “Results of Operations.”

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

The following table describes our position as of December 31, 2007:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest earning deposits	$7,917	$-	$-	$-	$7,917
Securities available for sale	11,047	6,232	24,888	23,061	65,228
FHLBI and FRB stock	-	-	-	3,590	3,590
Fixed rate loans	97,853	36,316	102,923	49,922	287,014
Variable rate loans	288,955	-	-	-	288,955
Allowance for loan losses	-	-	-	-	(8,208)
Other assets	-	-	-	-	61,997
Total assets	$405,772	$42,548	$127,811	$76,573	$706,493
Liabilities
Interest-bearing checking	$54,928	$-	$-	$-	$54,928
Savings accounts	13,747	-	-	-	13,747
Money market accounts	135,304	-	-	-	135,304
Time deposits < $100,000	75,814	17,998	763	30	94,605
Time deposits $100,000 and over	182,254	33,727	14,419	-	230,400
FHLB advances	25,900	8,000	1,200	-	35,100
Junior subordinated debt	-	-	-	17,527	17,527
Noninterest-bearing checking	71,705	-	-	-	71,705
Other liabilities	-	-	-	-	4,969
Total liabilities	559,652	59,725	16,382	17,557	658,285
Stockholders' Equity					48,208
Total sources of funds	$559,652	$59,725	$16,382	$17,557	$706,493
Net asset (liability) GAP	$(153,880)	$(17,177)	$111,429	$59,016
Cumulative GAP	$(153,880)	$(171,057)	$(59,628)	$(612)

Percent of cumulative GAP to total assets	-21.8%	-24.2%	-8.4%	-0.1%

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2007. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	12/31/2007
Rate sensitive assets:
Fixed interest rate loans	$80,504	$53,665	$35,371	$31,744	$25,355	$60,375	$287,014	$290,656
Average interest rate	6.49%	6.52%	6.73%	6.29%	7.07%	5.88%	6.43%
Variable interest rate loans	190,812	43,279	19,869	15,578	11,379	8,038	288,955	288,730
Average interest rate	7.43%	7.28%	7.11%	7.01%	7.20%	7.06%	7.34%
Fixed interest rate securities	9,722	7,556	5,686	5,918	6,986	29,360	65,228	65,228
Average interest rate	6.21%	5.28%	4.88%	4.74%	4.75%	4.68%	5.01%
Other interest bearing assets	7,917	-	-	-	-	-	7,917	7,917
Average interest rate	4.41%	-	-	-	-	-	4.41%

Rate sensitive liabilities:
Interest bearing checking	11,447	9,011	7,103	5,608	4,433	17,327	54,929	54,929
Average interest rate	1.40%	1.42%	1.43%	1.45%	1.46%	1.50%	1.45%
Savings accounts	3,642	2,709	1,983	1,451	1,062	2,899	13,746	13,746
Average interest rate	1.23%	1.21%	1.21%	1.21%	1.21%	1.21%	1.22%
Money market accounts	39,064	27,628	19,602	13,940	9,935	25,134	135,303	135,303
Average interest rate	3.31%	3.35%	3.38%	3.41%	3.44%	3.51%	3.39%
Time deposits	219,559	90,233	14,739	136	309	30	325,006	324,686
Average interest rate	4.71%	4.53%	4.12%	4.39%	4.17%	4.18%	4.63%
Fixed interest rate borrowings	15,450	8,000	1,200	-	-	17,527	42,177	42,335
Average interest rate	4.99%	5.08%	4.32%	-	-	6.40%	5.58%
Variable interest rate borrowings	10,450	-	-	-	-	-	10,450	10,450
Average interest rate	3.75%	-	-	-	-	-	3.75%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$25,913,449	$14,393,790
Short-term investments and interest-earning deposits	1,781,161	8,863,112
Federal funds sold	6,135,779	5,608,064
Total cash and cash equivalents	33,830,389	28,864,966

Securities available for sale, at fair value	65,227,694	69,491,806
FHLB and FRB stock	3,589,700	3,078,400
Loans held for sale	3,189,545	-

Loans	575,744,207	550,450,313
Allowance for loan losses	(8,208,162)	(6,870,442)
Net loans	567,536,045	543,579,871
	-	-
Premises and equipment, net	9,549,233	5,870,699
Accrued interest receivable	3,246,455	3,620,368
Bank owned life insurance	11,258,517	10,851,519
Other assets	9,065,564	5,797,183

Total assets	$706,493,142	$671,154,812

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$71,705,395	$77,772,481
Interest-bearing	528,984,076	508,997,823
Total deposits	600,689,471	586,770,304
	-	-
Federal Home Loan Bank (FHLB) advances	35,100,000	11,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,721,972	1,716,994
Other liabilities	3,247,145	2,982,675
Total liabilities	658,285,588	620,196,973

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,113,805 and 4,043,882 issued; and 4,060,769and 4,043,882 shares outstanding at December 31, 2007 and December 31, 2006, respectively	39,482,669	38,536,406
Treasury stock, at cost, 53,036 shares at December 31, 2007	(758,827)
Retained earnings	9,208,719	12,523,750
Accumulated other comprehensive income, net of tax of $141,663 in 2007 and $(45,079) in 2006	274,993	(102,317)
Total stockholders' equity	48,207,554	50,957,839

Total liabilities and stockholders' equity	$706,493,142	$671,154,812

The following notes are an integral part of the finacial statements.

Tower Financial Corporation
Consolidated Statements of Operations
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Loans, including fees	$43,006,181	$37,648,724	$26,893,186
Securities - taxable	2,641,155	2,156,655	1,038,112
Securities - tax exempt	791,584	681,615	533,455
Other interest income	463,231	569,560	591,032
Total interest income	46,902,151	41,056,554	29,055,785
Interest expense:
Deposits	22,793,951	18,642,725	10,298,929
Short-term borrowings	672	-	288
FHLB advances	1,434,885	1,334,608	833,226
Junior subordinated debt	1,126,326	809,419	360,290
Total interest expense	25,355,834	20,786,752	11,492,733
Net interest income	21,546,317	20,269,802	17,563,052
Provision for loan losses	10,996,000	2,195,000	2,392,000
Net interest income after provision for loan losses	10,550,317	18,074,802	15,171,052
Noninterest income:
Trust and brokerage fees	3,292,502	2,806,267	2,118,275
Service charges	977,300	723,725	759,553
Loan broker fees	257,727	122,322	264,526
Net gain/(loss) on sale of securities	(3,213)	-	(33,694)
Other fees	1,280,428	1,473,856	1,074,863
Total noninterest income	5,804,744	5,126,170	4,183,523
Noninterest expense:
Salaries and benefits	11,814,263	10,939,447	8,417,091
Occupancy and equipment	2,732,859	2,139,751	1,825,788
Marketing	442,563	598,324	609,797
Data processing	786,821	704,081	448,266
Loan and professional costs	1,243,203	1,012,805	835,516
Office supplies and postage	446,832	463,011	310,714
Courier services	387,809	365,107	330,334
Business development	715,736	560,677	443,932
Communications Expense	267,661	206,547	163,594
FDIC Insurance Premiums	484,815	60,692	54,979
Other expense	1,408,209	1,038,981	641,147
Total noninterest expense	20,730,771	18,089,423	14,081,158
Income/(loss) before income taxes	(4,375,710)	5,111,549	5,273,417
Income tax expense/(benefit)	(1,777,628)	1,423,637	1,834,760
Net income/(loss)	$(2,598,082)	$3,687,912	$3,438,657
Basic earnings/(loss) per common share	$(0.64)	$0.92	$0.86
Diluted earnings/(loss) per common share	$(0.64)	$0.89	$0.84
Average common shares outstanding	4,069,543	4,020,004	4,006,170
Average common shares and dilutive potential common shares outstanding	4,069,543	4,137,665	4,083,004

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2007, 2006 and 2005

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, Janaury 1, 2005	$37,952,860	$6,040,155	$20,455	$-	$44,013,470

Comprehensive Income
Net income for 2005		3,438,657			3,438,657

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($136,086)			(238,142)		(238,142)
Total Comprehensive Income					3,200,515

Issuance of 4,780 shares of common stock for stock options exercised, and related tax benefit	54,069				54,069

Balance, December 31, 2005	38,006,929	9,478,812	(217,687)	-	47,268,054

Comprehensive Income
Net income for 2006		3,687,912			3,687,912

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $68,663			98,471		98,471

Change in net unrealized gain (loss) on interest rate floor, net of tax of $8,706			16,899		16,899

Total Comprehensive Income					3,803,282

Cash dividends paid ($0.16 per share)		(642,974)			(642,974)

Stock option compensation expense	110,928				110,928

Issuance of 33,946 shares of common stock for stock options exercised, and related tax benefit	418,549				418,549
Balance, December 31, 2006	38,536,406	12,523,750	(102,317)	-	50,957,839

Comprehensive Income/(Loss)
Net income/(loss) for 2007		(2,598,082)			(2,598,082)

Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $100,928			210,730		210,730

Change in net unrealized gain (loss) on interest rate floor, net of tax of $85,814			166,580		166,580

Total Comprehensive Income/(Loss)					(2,220,772)

Cash dividends paid ($0.176 per share)		(716,949)			(716,949)

Stock option compensation expense	74,880				74,880

Issuance of 71,923 shares of common stock for stock options exercised, and related tax benefit	871,383				871,383

Repurchase of 53,036 shares of common stock				(758,827)	(758,827)
Balance, December 31, 2007	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
	2007	2006	2005
Cash flows from operating activities:
Net income/(loss)	$(2,598,082)	$3,687,912	$3,438,657
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	1,032,365	882,535	674,348
Provision for loan losses	10,996,000	2,195,000	2,392,000
Stock option compensation expense	74,880	110,928	-
Earnings on life insurance	(406,998)	(389,117)	(256,617)
Loss on sale of available for sale (AFS) securities	3,213	-	33,364
Loss on sale of premises and equipment	17,468	-	-
Loans originated for sale	(2,489,130)	-	-
Proceeds from the sale of loans	7,961,929	-	-
Tax benefit from exercise of stock options	(112,264)	(72,473)	(4,266)
FHLB stock dividend	-	-	(38,800)
Change in accrued interest receivable	373,913	(818,179)	(832,579)
Change in other assets	(1,708,982)	(2,576,388)	(521,079)
Change in accrued interest payable	4,978	762,919	394,862
Change in other liabilities	264,470	891,005	735,258
Net cash from operating activities	13,413,760	4,674,142	6,015,148
Cash flows from investing activities:
Net change in loans	(80,098,365)	(107,854,575)	(56,137,930)
Purchase of loans	(3,869,618)	(14,023,719)	-
Purchase of securities AFS	(22,470,139)	(22,905,443)	(25,331,598)
Purchase of FHLB and FRB stock	(511,300)	-	(150,000)
Repurchase of FHLB and FRB stock	-	342,900
Purchase of life insurance	-	-	(7,000,000)
Proceeds from maturities of securities AFS	9,934,172	4,223,047	6,322,092
Proceeds from sale of securities AFS	17,127,315	-	2,998,674
Proceeds from sale of participation loans	38,949,606	20,849,057	3,902,795
Purchase of premises, equipment, and leasehold expenditures	(4,731,006)	(2,114,798)	(2,308,893)
Proceeds from sale of premises and equipment	6,224	-	-
Net cash used in investing activities	(45,663,111)	(121,483,531)	(77,704,860)
Cash flows from financing activities:
Net change in deposits	13,919,167	125,819,443	74,570,955
Net change in short-term borrowings	-	-	(200,000)
Gross proceeds from issuance of common stock from exercise of stock options	759,119	346,076	49,803
Tax benefits from exercise of stock options	112,264	72,473	4,266
Issuance of junior subordinated debt	-	9,279,000	8,248,000
Repayment of junior subordinated debt	-	(3,608,000)	-
Cash dividends paid	(716,949)	(642,974)	-
Proceeds from FHLB advances	141,343,000	100,000,000	23,400,000
Repayment of FHLB advances	(117,443,000)	(123,500,000)	(33,700,000)
Repurchase of common stock	(758,827)	-	-
Net cash from financing activities	37,214,774	107,766,018	72,373,024
Net change in cash and cash equivalents	4,965,423	(9,043,371)	683,312
Cash and cash equivalents, beginning of period	$28,864,966	$37,908,337	37,225,025
Cash and cash equivalents, end of period	$33,830,389	$28,864,966	$37,908,337
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$25,350,856	$20,023,833	$11,097,871
Income taxes	540,000	2,680,141	2,068,349
Non-cash Items:
Transfer of loans to loans held for sale	8,862,701	-	-

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank" or “Tower Bank”), commenced operations on February 19, 1999. The Bank has a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owns a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  The Bank contributed mortgage-backed real estate loans to the REIT upon formation.  On January 1, 2006, we formed Tower Trust Company (the “Trust”).  The Trust is a wholly-owned subsidiary of the Company and provides wealth management services. Prior to the formation of the Trust company these services were provided by the Bank.  Upon formation of the Trust company, certain assets of the Bank were transferred to the Trust company and the Bank’s wealth management customers became customers of the Trust company.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.  During 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (“TBCI”) in Indianapolis.  The application was accepted by both parties, but during 2007 we elected to discontinue our TBCI project and have also closed our loan production office in Indianapolis.

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 19). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2007, commercial and commercial real estate loans totaled approximately 73.4% of total loans, residential real estate loans totaled approximately 17.7% and home equity and consumer loans totaled approximately 8.9%. Categories by industry of commercial and commercial real estate loans at December 31, 2007 exceeding 30% of quarter-end stockholders’ equity are as follows: real estate (including owner-occupied and investment) - $97.2 million, or 16.9% of total loans; wholesale and retail trade - $63.2 million, or 11.0% of total loans; building, development and general contracting - $80.6 million, or 14.0% of total loans; health care and social assistance - $36.6 million, or 6.4% of total loans; manufacturing - $28.1 million, or 4.9% of total loans; accommodation and food services - $16.9 million or 2.9% of total loans; rental and leasing - $14.0 million or 2.4% of total loans; and finance and insurance - $16.1 million or 2.8% of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments and federal funds sold. Cash flows are reported net for customer loan and deposit transactions and interest-earning deposits.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.  Non-cash transfers during 2007 totaled $1,403,859 and the balance in the Other Real Estate Owned account at December 31, 2007 was $1,451,738.  The balance at December 31, 2006 was $370,000.  Non-cash transfers in 2006 were not material to the financial statements.

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

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain officers.  Upon adoption of EITF 06-5, which is discussed further below, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.   Bank owned life insurance totaled $11.3 million and $10.9 million, at December 31, 2007 and 2006.

Benefit Plans: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service and any related vesting periods.

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, we accounted for our stock-based employee compensation under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the income statement for the period ending December 31, 2005.

For comparative purposes, the following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(R) for the year ended December 31, 2005:

2005

Net income as reported	$3,438,657
Deduct: Stock-based compensation expense determined under fair value-based method	(141,382)
Pro forma net income	$3,297,275

Basic earnings per share as reported	$0.86
Pro forma basic earnings per share	0.82

Diluted earnings per share as reported	0.84
Pro forma diluted earnings per share	0.81

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Deferred tax assets are recognized for net operating losses that expire primarily in 2023 because the benefit is more likely than not to be realized. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  If required, we would recognize interest and/or penalties related to income tax matters in income tax expense.  The adoption had no affect on the Company’s financial statements.

 We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2003.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

In accordance with SFAS No 133, the Bank’s interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cash flows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cash flows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders.  While both Tower Financial and Tower Bank currently have adequate capital to qualify as ‘well-capitalized,’ the board of directors passed a resolution in January of 2008, at the request of our regulators, requiring written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends.  The resolution was passed in recognition of the losses recorded in 2007 by Tower Bank, which reduced the overall capital levels of Tower Financial.  We obtained permission in January of 2008 from the Federal Reserve Bank and we declared and paid a quarterly dividend of $0.044 in the first quarter of 2008.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $819,000 and $808,000 was sufficient to meet the regulatory reserve and clearing requirements at December 31, 2007 and 2006, respectively. These balances do not earn interest.

Purchased Loans: The Company purchases individual loans and groups of loans.  Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid. such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually and follow the same policy as other loans in our portfolio, as it relates to recognition of interest income and the evaluation for impairment.

Adoption of New Accounting Standards: We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  See prior discussion in this footnote under “Income Taxes.”

Effective January 1, 2007, we adopted the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This adoption did not have any impact on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation.  Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40).  DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006.   The adoption of SFAS No. 155 and DIG Issue B40 did not have any impact on the Company's consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  We have not yet completed our evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 6-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The impact of adoption on January 1, 2008 did not have any impact on our financial statements.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Securities Available for Sale

The fair value of securities available for sale at December 31, 2007 and 2006 were as follows:

	2007
	Carrying	Gross Unrealized	Gross Unrealized
	Value	Gains	Losses

U.S. Government agency debt obligations	$5,202,786	$45,375	$(527)
Obligations of states and political subdivisions	19,663,529	162,244	(134,272)
Mortgage-backed securities	$39,492,324	215,597	(72,140)
Trust Preferred securities	869,055		(77,621)

Total	$65,227,694	$423,216	$(284,560)

	2006
	Carrying	Gross Unrealized	Gross Unrealized
	Value	Gains	Losses

U.S. Government agency debt obligations	$23,045,994	$24,259	$(174,767)
Obligations of states and political subdivisions	19,626,987	217,521	(56,018)
Mortgage-backed securities	26,818,825	46,681	(230,677)

Total	$69,491,806	$288,461	$(461,462)

The fair values of debt securities available for sale at December 31, 2007, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2007	12/31/2007	12/31/2006	12/31/2006
	Weighted		Weighted
	Average	Carrying	Average	Carrying
	Yield	Value	Yield	Value

Agencies:
Due in one year or less	4.35%	$1,699,120	4.21%	$991,560
Due after one to five years	5.41%	2,991,476	4.75%	16,788,985
Due after five years	5.34%	512,190	5.03%	5,265,449
Total Agencies	5.06%	$5,202,786	4.79%	$23,045,994

Mortgage-backed securities:
Mortgage-backed securities	5.16%	$39,492,324	5.08%	$26,818,825

Obligations of state and political subdivisions:
Due in one year or less	-	$-	5.61%	$225,226
Due after one to five years	3.97%	1,536,984	6.11%	1,315,637
Due after five to ten years	3.93%	4,543,641	5.87%	4,302,325
Due after ten years	4.28%	13,582,904	6.31%	13,783,799
Total Obligations of state and political subdivisions	4.17%	$19,663,529	6.19%	$19,626,987

Trust Preferred Securities
Due after ten years	6.94%	$869,055	-	$-

Proceeds from securities sold classified as available for sale totaled $17,127,315 in 2007.  We did not sell any securities available for sale in 2006.  Gross gains and losses realized were $68,172 and $(71,385), with an approximate tax benefit of $24,550 and $(25,700). Proceeds from the sale of securities available for sale during 2005 totaled $2,998,674. Gross gains and losses realized were $0 and $(33,694), with an approximate tax benefit of $0 and $(12,150).

Securities with a carrying value of $6,704,190 and $21,198,728 were pledged to secure borrowings from the FHLB at December 31, 2007 and 2006, respectively.   During 2007 securities with a carrying value of $13,442,516 were pledged to the Federal Reserve to secure potential borrowings at the Discount Window.  At December 31, 2007, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2007 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency debt obligations	$-	$-	$999,120	$(527)	$999,120	$(527)
Obligations of states and political subdivisions	4,887,817	(70,905)	2,927,470	(63,367)	7,815,287	(134,272)
Mortgage-backed securities	7,086,189	(26,602)	5,010,501	(45,538)	12,096,690	(72,140)
Trust preferred securities	869,055	(77,621)	-	-	869,055	(77,621)
Total temporarily impaired	$12,843,061	$(175,128)	$8,937,091	$(109,432)	$21,780,152	$(284,560)

Securities with unrealized losses at year end 2006 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency debt obligations	$4,466,300	$(7,910)	$15,779,595	$(166,857)	$20,245,895	$(174,767)
Obligations of states and political subdivisions	2,910,521	(19,647)	$3,034,300	$(36,371)	5,944,821	(56,018)
Mortgage-backed securities	6,944,760	(52,943)	$12,216,720	$(177,734)	19,161,480	(230,677)
Total temporarily impaired	$14,321,581	$(80,500)	$31,030,615	$(380,962)	$45,352,196	$(461,462)

Unrealized losses on U.S. government agencies, mortgage-backed securities, state and municipality bonds, and trust preferred securities have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

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

Note 3 - Loans and Allowance for Loan Losses

Loans at December 31, 2007 and 2006 were as follows:

	2007		2006
	Balance	%	Balance	%

Commercial	$252,256,668	43.8%	$236,808,842	43.0%
Commercial real estate	170,291,883	29.6%	178,610,609	32.5%
Residential real estate	102,162,024	17.7%	83,600,521	15.2%
Home equity	29,508,246	5.1%	32,096,950	5.8%
Consumer	21,750,106	3.8%	19,376,393	3.5%
Total loans	575,968,927	100.0%	550,493,315	100.0%
Net deferred loan costs (fees)	(224,720)		(43,002)
Allowance for loan losses	(8,208,162)		(6,870,442)

Net loans	$567,536,045		$543,579,871

Activity in the allowance for loan losses during 2007, 2006, and 2005 was as follows:

	2007	2006	2005

Beginning balance, January 1	$6,870,442	$5,645,301	$5,607,992
Provision charged to operating expense	10,996,000	2,195,000	2,392,000
Charge-offs:
Commercial	(2,471,770)	(905,054)	(2,340,277)
Commercial real estate	(7,289,044)	(171,492)
Residential real estate	(37,669)	(34,490)	(16,590)
Home equity	(178,522)	(231,991)	(64,281)
Consumer	(146,086)	(8,011)	(61,992)
Total Charge-offs	(10,123,091)	(1,351,038)	(2,483,140)
Recoveries:
Commercial	302,881	93,009	119,016
Commercial real estate	-	-	-
Residential real estate	36,007	-	-
Home equity	122,098	287,486	8,733
Consumer	3,825	684	700
Total Recoveries	464,811	381,179	128,449
Total Net Charge-offs	(9,658,280)	(969,859)	(2,354,691)

Ending balance, December 31	$8,208,162	$6,870,442	$5,645,301

Impaired loans were as follows:

	at December 31,
	2007	2006	2005

Year-end loans with no allocated allowance for loan losses	$11,403,559	$901,658	$2,022,230
Year-end loans with allocated allowance for loan losses	9,827,566	7,943,308	3,556,432
Total impaired loans	$21,231,125	$8,844,966	$5,578,662

Amount of the allowance for loan losses allocated	$1,983,000	$2,756,000	$833,000

Average of impaired loans during the year	$13,271,813	$7,879,602	$5,489,432

Interest recognized on impaired loans	$469,400	n/a	n/a

Cash-basis interest income recognized	$469,400	n/a	n/a

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant for the years-ended December 31, 2006 and 2005.

Nonperforming assets were as follows:
	at December 31,
	2007	2006	2005

Loans past due over 90 days still accruing	$-	$354,096	$863,862
Nonaccrual loans	17,954,861	3,488,417	1,332,472
Total nonperforming loans	17,954,861	3,842,513	2,196,334
Restructured loans	639,332	488,717	365,992
Other real estate owned	1,451,573	370,000	244,050
Total nonperforming assets	$20,045,766	$4,701,230	$2,806,376

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were three troubled debt restructurings at December 31, 2007 totaling $639,332 and two troubled debt restructurings in 2006 and 2005 for $488,717 and $365,992, respectively, included in impaired loans. There were six real estate owned properties at December 31, 2007 totaling $1,451,573.  There were four real estate owned properties at December 31, 2006 and two real estate owned properties at December 31, 2005 totaling $370,000 and $244,050, respectively.

Note 4 - Premises and Equipment, net

Premises and equipment at December 31, 2007 and 2006 were as follows:

	2007	2006

Land	$3,321,064	$1,374,569
Buildings	3,151,918	1,672,577
Leasehold improvements	1,234,663	1,214,895
Furniture and equipment	5,874,454	5,184,324
Subtotal	13,582,099	9,446,365
Accumulated depreciation	(4,032,866)	(3,575,666)

Premises and equipment, net	$9,549,233	$5,870,699

Depreciation expense for 2007, 2006, and 2005 was $1,028,780, 882,535, and $655,053, respectively.  Information regarding lease commitments and commitments to purchase fixed assets is provided in Note 12.

Note 5 - Deposits

Deposits at December 31, 2007 and 2006 are summarized as follows:

	2007		2006
	Balance	%	Balance	%

Noninterest-bearing demand	$71,705,395	11.9%	$77,772,481	13.3%
Interest-bearing checking	54,928,439	9.1%	37,537,496	6.4%
Money market	135,304,113	22.5%	123,387,985	21.0%
Savings	13,746,704	2.3%	12,488,159	2.1%
Time, under $100,000	94,604,892	15.8%	85,171,413	14.5%
Time, $100,000 and over	230,399,928	38.4%	250,412,770	42.7%

Total deposits	$600,689,471	100.0%	$586,770,304	100.0%

Deposits accepted from brokers totaled $75.2 million and $113.5 million at December 31, 2007 and 2006, respectively.

The following table shows the maturity distribution for certificates of deposit at December 31, 2007.

	under	$100,000
	$100,000	and over	Total

2008	$63,663,144	$155,895,871	$219,559,015
2009	30,147,899	60,085,336	90,233,235
2010	319,363	14,418,721	14,738,084
2011	135,571	-	135,571
2012	308,909	-	308,909
Thereafter	30,006	-	30,006

Total	$94,604,892	$230,399,928	$325,004,820

Note 6 - Federal Home Loan Bank Advances

At December 31, 2007 and 2006, advances from the Federal Home Loan Bank ("FHLB") were:

	2007	2006

4.17% bullet advance, principal due at maturity June 20, 2007	$-	$2,500,000
5.29% bullet advance, principal due at maturity January 7, 2008	3,950,000	-
5.08% bullet advance, principal due at maturity March 17, 2008	3,500,000	3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008	6,000,000	-
5.16% bullet advance, principal due at maturity April 28, 2008	2,000,000	-
3.75% variable rate advance, principal due at maturity May 13, 2008	3,000,000	-
3.75% variable rate advance, principal due at maturity June 11, 2008	1,700,000	-
3.75% variable rate advance, principal due at maturity June 16, 2008	750,000	-
3.75% variable rate advance, principal due at maturity June 30, 2008	5,000,000	-
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	-
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000

Total Federal Home Loan Bank advances	$35,100,000	$11,200,000

Of the total FHLB borrowings at December 31, 2007 and 2006, no advances had callable options.

At December 31, 2007 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2008	$25,900,000
2009	8,000,000
2010	1,200,000
$35,100,000

At December 31, 2007, in addition to FHLB stock, we pledged securities held by the FHLB totaling $6.7 million and have pledged loans totaling approximately $125.5 million under a blanket collateral agreement to secure advances outstanding. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2007 totaling $1.8 million.

Note 7 - Junior Subordinated Debentures and Trust Preferred Securities

On November 16, 2001, TCT1 sold 3,500 of 9.00% fixed rate Trust Preferred Securities with a par value of $1,000. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $3,608,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT1 were the junior subordinated debentures to us as well as certain unamortized issuance costs.  We received approval from the Federal Reserve Bank to redeem the Trust Preferred Securities prior to their maturity date of November 15, 2031 and on November 16, 2006 we redeemed the Trust Preferred Securities.  In addition we recorded approximately $50,000 of expense for the write-off of our issuance costs associated with the placement of these securities.  The expense was recorded in Other Expenses on the income statement.

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

Note 8 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

	2007	2006	2005

Federal - current	$(1,030,775)	$1,993,618	$1,831,106
- deferred	(619,971)	(569,981)	(364,046)
State - current	-	117,842	421,098
- deferred	(777,037)	(117,842)	(53,398)

Change in valuation related to realization of net state deferred tax assets	650,155	-	-

Total income taxes expense	$(1,777,628)	$1,423,637	$1,834,760

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2007	2006	2005

Statutory tax rate	(34.0)%	34.0%	34.0%
State tax, net of federal income tax effect	(1.8)%	0.0%	4.6%
Tax exempt interest	(6.2)%	(4.5)%	(3.4)%
Earnings on life insurance	(3.2)%	(2.6)%	(1.7)%
Other	4.6%	1.3%	1.3%

Effective tax rate	(40.6)%	27.9%	34.8%

The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Provision for loan losses	$3,151,934	$2,685,652
State net operating loss and credit carryforward	650,155	$-
Deferred compensation	365,842	162,767
Accrued Director's Fees	199,891	275,348
Net deferred loan costs	87,080	16,810
Net unrealized depreciation on securities available for sale and interest rate floor	-	53,785

Total deferred tax assets	4,454,902	3,194,362

Deferred tax liabilities:
Depreciation	(121,195)	(142,108)
Prepaid expenses	(83,233)	(154,739)
Bad debt recapture	(147,089)	(257,407)
Net unrealized appreciation on securities available for sale and interest rate floor	(141,663)	-
Other	(173,063)	(53,009)
Total deferred tax liabilities	(666,243)	(607,263)
Net deferred tax asset before asset valuation	3,788,659	2,587,099
Valuation allowance for deferred tax assets	(650,155)	-

Net deferred tax asset	$3,138,504	$2,587,099

A valuation allowance of $650,155 was provided on the state loss and credit carryforward asset as of December 31, 2007.  We have an Indiana net operating loss carryforward of approximately $10.6 million which will expire in 2022 if not used.  We also have an Indiana credit carryforward of $86,000 which will begin to expire in 2016.  Our REIT structure is expected to result in relatively low levels of state taxable income in future years.  In addition, recent proposed state tax legislation would limit the ability to utilize the net operating loss carryforwards.  Based on those factors we do not believe the benefits of the state net operating loss and tax credit carryforwards are more likely then not going to be realized.

We had no unrecognized tax positions at December 31, 2007 and December 31, 2006.

Note 9 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 239,802 remain outstanding as of December 31, 2007.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $74,880 and $ $110,928 for 2007 and 2006, respectively.  No tax benefit was recognized related to this expense.

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

2005

Expected volatility	26.29% - 26.65%

Weighted-average volatility	26.39%

Expected dividends	n/a

Expected term (in years)	7 years

Risk-free rate	4.12%

A summary of the option activity under the Plans as of December 31, 2007 and changes during the twelve-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding	315,600	$11.30

Granted	-	-		-

Exercised	(71,923)	10.55

Forfeited or expired	(3,875)	11.71

Outstanding at 12/31/07	239,802	11.52	3.22	463,093

Vested or expected to vest at 12/31/07	237,531	11.49	3.28	463,077

Exercisable at 12/31/07	219,685	11.20	2.95	462,952

The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 was $0, $0, and $5.87.  The total intrinsic value of options exercised 2007, 2006, and 2005 was $344,685, $259,008, and $32,408.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of December 31, 2007, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $74,880.  The expense of $59,154 and $27,957 will be recorded in 2008 and 2009, respectively.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  Through December 31, 2007 2,450 restricted shares had been granted under the 2006 Equity Incentive Plan and all were subsequently forfeited during 2007.  The compensation cost of $4,638 that had been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was reversed in the third quarter.  No other shares have been issued to date.  Restricted shares become fully vested and not subject to forfeiture after five years of service from the date of award and attainment of certain goals, specified by the compensation committee.

Note 10 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2007 and 2006, the Bank had $29,885,284 and $24,043,516, respectively in loan commitments to directors and executive officers, of which $21,341,372 and $18,088,373 were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2007	2006

Beginning balance, January 1	$18,088,373	$14,447,317
New loans	24,442,153	13,528,205
Repayments	(21,033,986)	(8,666,131)
Other Changes	(155,168)	(1,221,018)

Ending balance, December 31	$21,341,372	$18,088,373

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

During 2007, 2006 and 2005, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s February 2007 Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 51,657 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $762,850, $675,981 and $603,605 during 2007, 2006 and 2005, respectively. The lease is accounted for as an operating lease. Refer to Note 11 for a summary of future lease payment commitments under this and other leases.

The Bank engaged Schenkel Shultz LLC for architectural and construction management services in connection with the building of the Warsaw, Indiana regional banking facility.  Michael S. Gouloff is a principal owner of Schenkel Shultz LLC and is one of our directors.  We paid approximately $121,462 to Schenkel Shultz, LLC for these services in 2007.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. During 2007, we paid approximately $111,449 in legal fees and related expenses to this law firm.

The relationships with Tippmann Properties, Inc., Schenkel Shultz, LLC., and Barrett & McNagny LLP were all approved in advance by our Audit Committee and our full board of directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.

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

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2007 and 2006, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2007 and 2006 was as follows:

	2007	2006

Commitments to extend credit - Variable Rate	$133,010,896	$112,845,824
Commitments to extend credit - Fixed Rate	11,695,594	8,465,168
Standby letters of credit	3,625,951	3,848,206

Total	$148,332,441	$125,159,198

Management does not anticipate any significant losses as a result of these commitments.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2007 are as follows:

Year	Lease Commitments

2008	$829,922
2009	833,447
2010	776,038
2011	755,628
2012	755,628
2013	755,628

$4,706,291

The lease expense paid for operating leases for the facilities leased was $980,456, $749,117 and $698,994 for 2007, 2006 and 2005, respectively.  Included in the 2007 total was the buy-out of our Angola lease of approximately $52,000 and the buy-out of our Indianapolis lease of approximately $28,060.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 12 - Benefit Plans

Bonus Plan: We maintain a bonus plan covering substantially all officers. Payments to be made under the bonus plan, if at all, are determined by our Compensation Committee.  Awards may be based on a formula approved by our Board of Directors, based on our results of operations, may be based on individual performance measures or may be discretionary.  As of December 31, 2007 and 2006, management had accrued a liability for this plan of approximately $458,000 and $879,000, respectively, which is included in other liabilities in the consolidated balance sheets.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Board of Directors. Our Board of Directors approved annually an employer contribution for the 2007, 2006 and 2005 plan year matching 50% of the first 6% of the compensation contributed. This contribution was also approved for 2008. The total contribution made during 2007, 2006 and 2005 was approximately $211,000, $168,000 and $130,000, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years.  Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2007, 2006 and 2005 was approximately $27,000, $12,000 and $22,000 respectively, resulting in a deferred compensation liability of approximately $90,000 and $76,000 as of December 31, 2007 and 2006.

Deferred Directors' Fees Plan: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, we pay each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service. Payments are to be made either immediately or over a four-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2007, 2006, and 2005 was approximately $153,000, $123,000, and $105,000 resulting in a deferred compensation liability of approximately $548,000 and $416,000 as of December 31, 2007 and 2006, respectively.

Supplemental Employment Retirement Plan: Effective January 1, 2002, we adopted a supplemental employee retirement plan that covers one officer. On January 1, 2006, the retirement benefit was increased to a fixed amount of $185,250 annually. The previous benefit had been set at 65% of the officer’s highest annual salary and was effective on January 1, 2005.  We are recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plan was approximately $864,000 and $628,000 at December 31, 2007 and 2006, respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $236,000 in 2007, $219,000 in 2006, and $194,000 in 2005.

Note 13 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2007 and 2006. Only financial instruments are shown.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$33,830,389	$33,830,389	$28,864,966	$28,864,966
Securities available for sale	65,227,694	65,227,694	69,491,806	69,491,806
FHLBI and FRB stock	3,589,700	3,589,700	3,078,400	3,078,400
Loans held for sale	3,189,545	3,189,545	-	-
Loans, net	567,536,045	571,178,160	543,579,871	541,345,091
Accrued interest receivable	3,246,455	3,246,455	3,620,368	3,620,368
Financial liabilities:
Deposits	(600,689,471)	(600,369,474)	(586,770,304)	(585,284,713)
FHLB advances	(35,100,000)	(35,257,785)	(11,200,000)	(11,170,000)
Junior subordinated debt	(17,527,000)	(16,128,212)	(17,527,000)	(17,039,008)
Accrued interest payable	(1,721,972)	(1,721,972)	(1,716,994)	(1,716,994)

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

In January of 2007, our board of directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%.  This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank.  The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit.  At December 31, 2007 the Bank’s tier one leverage ratio was 7.99%.  Additional capital was contributed to the Bank from Tower Financial in January of 2008 to bring the tier one leverage ratio back above 8.0%.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2007 and 2006:

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2007	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2007
Company	12.08%	10.92%	9.31%
Bank	10.65%	9.40%	7.99%
At December 31, 2007:
Required capital for minimum capital adequacy
Company	$47,579,516	$23,789,758	$27,903,727
Bank	47,391,133	23,695,566	27,873,511
Required capital to be well capitalized
Company	59,474,395	35,684,637	34,879,659
Bank	59,238,916	35,543,350	34,841,888
Actual capital
Company	71,849,413	64,932,560	64,932,560
Bank	63,086,000	55,671,218	55,671,218

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2006	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2006
Company	13.06%	11.94%	10.46%
Bank	10.58%	9.37%	8.23%
At December 31, 2006:
Required capital for minimum capital adequacy
Company	$45,592,921	$22,796,461	$22,796,461
Bank	45,322,239	22,661,119	22,661,119
Required capital to be well capitalized
Company	56,991,152	34,194,691	28,495,576
Bank	56,652,798	33,991,679	28,326,399
Actual capital
Company	74,403,598	68,060,156	68,060,156
Bank	59,930,877	53,060,434	53,060,434

Note 15 – Interest Rate Floor

We are utilizing an interest rate floor as part of our asset liability management strategy to help manage our interest rate risk position.  The notional amount of the interest rate floor does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the agreement.

We purchased the interest rate floor for $147,000 in 2006.   The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The purchase price is amortized to earnings in the same period the hedged item affects earnings.

In accordance with SFAS No 133, this interest rate floor is measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2007.  The portion of the change in fair value of the interest rate floor that is deemed effective in hedging the cashflows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

This instrument is designated as a cash flow hedge.  The objective of the floor is to protect the overall change in cashflows of the designated Prime-rate based loans with a spread of zero percent from extreme market interest rate changes.  Changes in the cash flows of the floor are expected to be highly effective in offsetting the variability in the expected future cashflows of the hedged loans attributed to fluctuations in Prime rates below 7.5% (strike price of floor as stated above).

On December 12, 2007 the prime rate was lowered to 7.25%, making the floor in the money.  The income earned from December 12, 2007 through the end of the year was approximately $4,000.  Subsequent reductions in the prime rate will result in further increases of interest income attributed to the interest rate floor.

Summary information about the interest -rate swaps designated as cash flow hedges as of year-end 2007 and 2008 are as follows:

	2007	2006

Notional amount	$30,000,000	$30,000,000
Interest rate floor asset	425,000	172,607
Accumulated amortization	(22,910)	(534)
Unrealized gain (net of tax)	183,479	16,899

Note 16 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2007, 2006 and 2005. Options for 19,410, and 19,410 shares of common stock were not included in the computation of diluted earnings per share for the years 2006 and 2005, respectively, because they were not dilutive.  As the Company reported a net loss in 2007, stock options, by definition, are anti-dilutive and are not considered.

	2007	2006	2005
Basic
Net income (loss)	$(2,598,082)	$3,687,912	$3,438,657
Weighted average common shares outstanding	4,068,699	4,020,004	4,006,170
Basic earnings per common share	$(0.64)	$0.92	$0.86

Diluted
Net income (loss)	$(2,598,082)	$3,687,912	$3,438,657
Weighted average common shares outstanding	4,068,699	4,020,004	4,006,170
Add: dilutive effect of assumed stock option exercises	-	117,661	76,834

Weighted average common shares and dilutive potential common shares outstanding	4,068,699	4,137,665	4,083,004
Diluted earnings (loss) per common share	$(0.64)	$0.89	$0.84

Note 17 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, 2005:

Condensed Balance Sheets
	2007	2006
Assets
Cash and cash equivalents	$4,666,589	$11,434,541
Investment in Tower Bank	52,967,757	49,979,298
Investment in Tower Trust	6,012,892	5,500,104
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	1,612,966	1,048,968

Total assets	$65,787,204	$68,489,911

Liabilities and Stockholders' Equity
Other liabilities	$52,650	$5,072
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	48,207,554	50,957,839

Total liabilities and stockholders' equity	$65,787,204	$68,489,911

Condensed Statements of Operations
	2007	2006	2005
Income
Investment Income	$(90,592)	$110,463	$
Dividend income	-	22,317		7,380
Total income	(90,592)	132,780		7,380
Expense
Interest expense	1,126,326	809,419		360,290
Professional fees	392,887	206,426		151,274
Other expense	361,629	273,638		157,449
Total expense	1,880,842	1,289,483		669,013
Loss before income taxes benefit and equity in undistributed net income (loss) of subsidiaries	(1,971,434)	(1,156,703)		(661,633)
Income tax benefit	(749,415)	(458,710)		(261,720)
Equity (Deficit) in undistributed net income/(loss) of Tower Bank and Tower Trust	(1,376,063)	4,385,905		3,838,570
Net income/(loss)	$(2,598,082)	$3,687,912		$3,438,657
Comprehensive income/(loss)	$(2,220,772)	$3,803,282		$3,200,515

Condensed Statements of Cash Flows
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(2,598,082)	$3,687,912	$3,438,657
Adjustments to reconcile net income to net cash from operating activities:
(Equity) deficit in undistributed income (loss)of subsidiaries	1,376,063	(4,385,905)	(3,838,570)
Change in other assets	(563,998)	(470,096)	(2,235)
Change in other liabilities	122,458	2,273	210,629
Net cash used in operating activities	(1,663,559)	(1,165,816)	(191,519)

Cash flows from investing activities
Capital investment - Tower Bank	(4,500,000)	3,189,018	-
Capital investment - Tower Trust	-	(4,978,457)	-
Purchase of other investments	-	(1,000,000)	-
Capital investment into Tower Capital Trust 3	-	(279,000)	-
Capital investment into Tower Capital Trust 2	-	-	(248,000)
Net cash used in investing activities	(4,500,000)	(3,068,439)	(248,000)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	871,383	418,549	54,069
Purchase of common stock	(758,827)	-	-
Cash dividends paid	(716,949)	(642,974)	-
Repayment of junior subordinated debt	-	(3,608,000)	-
Net proceeds from junior subordinated debt	-	9,279,000	8,248,000
Net cash from (used in) financing activities	(604,393)	5,446,575	8,302,069

Net change in cash and cash equivalents	(6,767,952)	1,212,320	7,862,550

Cash and cash equivalents, beginning of period	11,434,541	10,222,221	2,359,671

Cash and cash equivalents, end of period	$4,666,589	$11,434,541	$10,222,221

Note 18 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	2007	2006	2005
Unrealized holding gains and losses on available-for-sales securities	$308,445	$167,133	$(407,921)
Unrealized gains and losses on interest rate floor	252,394	25,607	-
Reclassification adjustments for (gains) and losses later recognized in income	3,213	-	33,694
Net unrealized gains and losses	564,052	192,740	(374,227)
Tax expense (benefit)	186,742	77,370	(136,085)
Other comprehensive income (loss)	$377,310	$115,370	$(238,142)

Note 19 – Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations, one Warsaw location, and one Angola location.  The Wealth Management segment is made up of Tower Trust Company.  On January 1, 2006, the Trust Company was formed as a wholly-owned subsidiary of the Company.  Prior to January 1, 2006, the Trust Company operated as a division of the Bank.   The Trust Company provides estate planning, investment management, and retirement planning, as well as investment brokerage services.  The Corporate and Intercompany segment includes the holding company and subordinated debentures.  We incur general corporate expenses, as well as interest expense on the subordinated debentures.

	As of and for the year ended December, 2007

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$22,537,566	$135,077	$(1,126,326)	$-	$21,546,317

Non-interest income	2,599,572	3,295,764	(1,466,655)	1,376,063	5,804,744

Non-interest expense	17,475,645	2,500,610	754,516	-	20,730,771

Noncash items
Provision for loan losses	10,996,000	-	-	-	10,996,000
Depreciation/Amortization	994,047	38,318	-	-	1,032,365

Income tax expense (benefit)	(1,445,293)	417,080	(749,415)	-	(1,777,628)

Segment Profit/(Loss)	(1,889,214)	513,151	(2,598,082)	1,376,063	(2,598,082)

Balance Sheet Information
Segment Assets	703,591,124	6,304,423	68,765,661	(72,168,066)	706,493,142

	As of and for the year ended December, 2006

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$20,972,682	$84,223	$(787,103)	$-	$20,269,802

Non-interest income	5,187,758	2,806,406	7,474,825	(10,342,819)	5,126,170

Non-interest expense	15,543,094	2,066,254	480,075	-	18,089,423

Noncash items
Provision for loan losses	2,195,000	-	-	-	2,195,000
Depreciation/Amortization	857,607	24,928	-	-	882,535

Income tax expense (benefit)	1,579,277	303,070	(458,710)	-	1,423,637

Segment Profit	6,843,069	521,306	6,666,356	(10,342,819)	3,687,912

Balance Sheet Information
Segment Assets	669,467,989	5,695,677	71,468,368	(75,477,222)	671,154,812

Note 20 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings (Loss) per share
2007	Income	Income	Income/(Loss)	Basic	Diluted
First quarter	$11,391,366	$5,242,088	$176,613	$0.04	$0.04
Second quarter	11,973,833	5,583,590	217,112	0.05	0.05
Third quarter	12,076,101	5,488,234	(2,208,246)	(0.54)	(0.54)
Fourth quarter	11,460,851	5,232,405	(783,561)	(0.19)	(0.19)
Total	$46,902,151	$21,546,317	$(2,598,082)

2006
First quarter	$8,928,402	$4,773,238	$992,954	$0.25	$0.24
Second quarter	9,933,493	4,965,680	911,979	0.23	0.22
Third quarter	10,905,397	5,181,517	972,966	0.24	0.24
Fourth quarter	11,289,262	5,349,367	810,013	0.20	0.20
Total	$41,056,554	$20,269,802	$3,687,912

Note: Earnings per share data may not agree to annual amounts due to rounding.

Net income for each of the four quarters in 2007 was significantly lower that the same quarter in 2006 primarily due to an increase in provision expenses in 2007 over 2006.  Interest income decreased from the third quarter to the fourth quarter due to an increase in non-performing assets and reversal of non-accrual interest.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC
South Bend, Indiana
March 10, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Crowe Chizek and Company LLC, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b)	Management’s Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c)	Management’s Assessment of Internal Control Over Financial Reporting
The management of Tower Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

(d)	Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors, nominees for directors and executive officers of the Company is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and our common stock that may be issued under existing equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

TOWER FINANCIAL CORPORATION

	By:	/s/ Donald F. Schenkel
Date: March 13, 2008		Donald F. Schenkel
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald F. Schenkel	Chairman of the Board, President,	March 13, 2008
Donald F. Schenkel	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard R. Sawyer	Senior Vice President, Chief	March 13, 2008
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ Keith E. Busse	Director	March 13, 2008
Keith E. Busse

/s/ Michael D. Cahill	Director	March 13, 2008
Michael D. Cahill

/s/ Kathryn D. Callen	Director	March 13, 2008
Kathryn D. Callen

/s/ Michael S. Gouloff	Director	March 13, 2008
Michael S. Gouloff

/s/ Jerome F. Henry, Jr.	Director	March 13, 2008
Jerome F. Henry, Jr.

/s/ R.V. Prasad Mantravadi, M.D.	Director	March 13, 2008
R.V. Prasad Mantravadi, M.D.

/s/ Debra A. Niezer	Director	March 13, 2008
Debra A. Niezer

/s/ William G. Niezer	Director	March 13, 2008
William G. Niezer

/s/ Joseph D. Ruffolo	Director	March 13, 2008
Joseph D. Ruffolo

/s/ John V. Tippmann, Sr.	Director	March 13, 2008
John V. Tippmann, Sr.

/s/ Irene A. Walters	Director	March 13, 2008
Irene A. Walters

INDEX TO EXHIBITS
Exhibit
No.		Description

3.1	(1)	Restated Articles of Incorporation of the Registrant

3.2	(11)	Amended By-Laws of the Registrant

10.1	(1)	Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.3*	(1)	1998 Stock Option and Incentive Plan

10.4*	(2)	Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer

10.8	(11)	Code of Business Conduct and Ethics

10.9	(3)	Lease Agreement dated December 6, 1999 between the Registrant and Chestnut Development

10.10	(4)	Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11	(5)	Amendment to the Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.12	(6)	Agreement to purchase unimproved real estate dated August 14, 2001 between the Registrant and J – J Parent Corporation

10.13*	(7)	2001 Stock Option and Incentive Plan

10.14(a)	(12)	Employment Agreement dated November 1, 2005 between the Registrant and Donald F. Schenkel

10.18(a)	(13)	Restated Supplemental Executive Retirement Plan, dated January 1, 2005

10.19*	(8)	Deferred Compensation Plan dated January 1, 2002

10.20*	(8)	Deferred Compensation Plan for Non-Employee Directors dated January 1, 2002

10.21*	(9)	401(k) Plan of the Registrant

10.22*	(14)	2006 Equity Incentive Plan

10.23	(14)	Agreement dated August 23, 2006 between Registrant and Michael D. Cahill

10.24†		Agreement dated November 27, 2007 between Registrant and Richard R. Sawyer

21		Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

†	filed herewith

*	The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2000, is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2001, is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(9)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(12)	The copy of this exhibit is filed as exhibit 99.1 to the Company’s Form 8-K filed on February 17, 2006.

(13)	The copy of this exhibit is filed as exhibit 99.2 to the Company’s Form 8-K filed on February 17, 2006.

(14)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

b