Form 10-Q
period 2008-03-31
TOWER FINANCIAL CORP
filed 2008-05-09
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
Yes ☐     No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 7, 2008: 4,066,757.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2008 and December 31, 2007

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$14,464,669	$25,913,449
Short-term investments and interest-earning deposits	8,588,209	1,781,161
Federal funds sold	10,011,579	6,135,779
Total cash and cash equivalents	33,064,457	33,830,389

Securities available for sale, at fair value	68,794,701	65,227,694
FHLB and FRB stock	3,589,700	3,589,700
Loans held for sale	686,529	3,189,545

Loans	562,234,854	575,744,207
Allowance for loan losses	(9,035,370)	(8,208,162)
Net loans	553,199,484	567,536,045
		-
Premises and equipment, net	9,597,339	9,549,233
Accrued interest receivable	2,781,066	3,246,455
Bank owned life insurance	11,362,127	11,258,517
Other assets	8,132,962	9,065,564

Total assets	$691,208,365	$706,493,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$69,643,584	$71,705,395
Interest-bearing	518,090,945	528,984,076
Total deposits	587,734,529	600,689,471

Federal Home Loan Bank (FHLB) advances	32,200,000	35,100,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,347,760	1,721,972
Other liabilities	2,994,306	3,247,145

Total liabilities	641,803,595	658,285,588

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock and paid-in-capital, no par value, 6,000,000shares authorized; 4,115,805 and 4,113,805 shares issued; and 4,056,769 and 4,060,769 shares outstanding at at March 31,2008 and December 31, 2007	39,497,429	39,482,669
Treasury stock, at cost, 59,036 and 53,036 shares at March 31, 2008and December 31, 2007	(824,447)	(758,827)
Retained earnings	9,740,787	9,208,719
Accumulated other comprehensive income, net of tax of $510,516 at March 31, 2008 and $141,663 at December 31, 2007	991,001	274,993
Total stockholders' equity	49,404,770	48,207,554

Total liabilities and stockholders' equity	$691,208,365	$706,493,142

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2008 and 2007
(Page 1 of 2)

	(unaudited)
	Three Months Ended
	March 31
	2008	2007
Interest income:
Loans, including fees	$9,267,399	$10,317,566
Securities - taxable	614,514	653,945
Securities - tax exempt	214,034	200,775
Other interest income	182,352	219,080
Total interest income	10,278,299	11,391,366
Interest expense:
Deposits	4,642,135	5,675,885
FHLB advances	274,140	191,744
Junior subordinated debt	281,649	281,649
Total interest expense	5,197,924	6,149,278
Net interest income	5,080,375	5,242,088
Provision for loan losses	300,000	1,425,000
Net interest income after provision for loan losses	4,780,375	3,817,088
Noninterest income:
Trust and brokerage fees	894,392	845,893
Service charges	321,210	201,865
Loan broker fees	61,058	29,195
Gain on sale of securities	59,837	-
Other fees	304,277	357,129
Total noninterest income	1,640,774	1,434,082
Noninterest expense:
Salaries and benefits	3,086,398	2,995,501
Occupancy and equipment	758,315	688,194
Marketing	150,202	79,043
Data processing	280,758	163,961
Loan and professional costs	243,650	358,813
Office supplies and postage	114,032	123,385
Courier services	89,465	100,810
Business development	154,873	157,753
Communication Expense	70,792	74,755
FDIC Insurance Premiums	167,514	16,901
Other expense	362,785	339,191
Total noninterest expense	5,478,784	5,098,307
Income before income taxes	942,365	152,863
Income taxes expense (benefit)	231,193	(23,750)

Net income	$711,172	$176,613

(Continued)

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2008 and 2007
(Page 2 of 2)

	(unaudited)
	Three Months Ended
	March 31
	2008	2007

Other comprehensive income net of tax:
Unrealized appreciation (depreciation) on available for sale securities	422,460	30,273
Unrealized gain (loss) on cash flow hedge	293,548	(2,205)
Total comprehensive income	$1,427,180	$204,681

Basic earnings per common share	$0.18	$0.04
Diluted earnings per common share	$0.17	$0.04
Average common shares outstanding	4,062,145	4,068,657
Average common shares and dilutive potential common shares outstanding	4,088,684	4,163,169

Dividends declared per share	$0.044	$0.044

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2008 and 2007
(unaudited)

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)		$50,957,839

Net income for 2007		176,613			176,613

Change in net unrealized appreciation (depreciation) on securities available, for sale, net of tax of $17,397			30,273		30,273

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $(1,136)			(2,205)		(2,205)

Total Comprehensive Income					204,681

Cash dividends paid ($0.044 per share)		(179,095)			(179,095)

Issuance of 28,000 shares of common stock for stock options exercised, including tax benefit	380,823				380,823

Stock based compensation expense	21,930				21,930

Balance, March 31, 2007	$38,939,159	$12,521,268	$(74,249)	$-	$51,386,178

Balance, January 1, 2008	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008		711,172			711,172

Change in net unrealized appreciation (depreciation) on securities available, for sale, net of tax of $217,631			422,460		422,460

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $151,222			293,548		293,548

Total Comprehensive Income					1,427,180

Cash dividends paid ($0.044 per share)		(179,104)			(179,104)

Stock based compensation expense	14,760				14,760

Repurchase of 6,000 shares of common stock	-			(65,620)	(65,620)

Balance, March 31, 2008	$39,497,429	$9,740,787	$991,001	$(824,447)	$49,404,770

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2008 and 2007

	(unaudited)	(unaudited)
	Three Months ended	Three Months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$711,172	$176,613
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	347,590	236,327
Provision for loan losses	300,000	1,425,000
Stock based compensation expense	14,760	21,930
Earnings on life insurance	(103,610)	(97,189)
Gain on sale of securities AFS	(59,837)	-
Loss on disposal of premises and equipment	7,492	-
Loans originated for sale	(2,173,000)	-
Proceeds from sale of loans	4,676,016	-
Tax benefit from exercise of stock options	-	(59,509)
Change in accrued interest receivable	465,389	9,470
Proceeds from settlement of interest rate floor	833,750	-
Change in other assets	461,578	(627,337)
Change in accrued interest payable	(374,212)	24,548
Change in other liabilities	(252,839)	(547,625)
Net cash from operating activities	4,854,249	562,228
Cash flows from investing activities:
Net change in loans	10,520,081	(21,397,312)
Purchase of loans	-	(3,103,568)
Purchase of securities AFS	(11,274,040)	-
Proceeds from calls and maturities of securities AFS	4,908,222	1,658,020
Proceeds from sale of securities AFS	3,476,412	-
Proceeds from sale of participation loans	3,216,561	5,837,926
Purchase of premises and equipment	(367,751)	(720,041)
Net cash from (used in) investing activities	10,479,485	(17,724,975)
Cash flows from financing activities:
Net change in deposits	(12,954,942)	3,031,442
Cash dividends paid	(179,104)	(179,095)
Proceeds from issuance of common stock from exercise of stock options	-	321,314
Tax benefit from issuance of common stock	-	59,509
Proceeds from FHLB advances	24,950,000	23,200,000
Repayment of FHLB advances	(27,850,000)	(14,200,000)
Repurchase of common stock	(65,620)	-
Net cash from (used in) financing activities	(16,099,666)	12,233,170
Net change in cash and cash equivalents	(765,932)	(4,929,577)
Cash and cash equivalents, beginning of period	33,830,389	28,864,966
Cash and cash equivalents, end of period	$33,064,457	$23,935,389

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$5,572,135	$6,124,730
Income taxes	-	-
Noncash items:
Transfer of loans to other real estate owned	299,919	-

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements are filed for Tower Financial Corporation and its wholly-owned subsidiaries, Tower Bank & Trust (or the “Bank” or “Tower Bank”), Tower Trust Company (or the “Trust Company”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.  Also included is the Bank’s wholly-owned subsidiary, Tower Capital Investments, which  owns Tower Funding Corporation, a real estate investment trust.

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2008 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and March 31, 2007.   The results for the period ended March 31, 2008 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007, 2006, and 2005 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Summary of Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.   Effective January 1, 2008 we adopted FAS 157, which established new rules and disclosures in the determination of fair value for financial instruments.  We made changes accordingly to our accounting policy (see below).  There were no other material changes in the information regarding our critical accounting policies since December 31, 2007.

The following policies affect our reported earnings and financial condition and require significant estimates and assumptions:

Allowance for Loan Losses: Our allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording provision for loan losses and recoveries, while charge-offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio.

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

Index

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

Fair Values of Financial Instruments:  Effective January 1, 2008, we determined the fair value of our financial instruments based on the fair value hierarchy established in FAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, we use quoted market prices to determine fair value, and classify such items within Level 1 of the fair value hierarchy.  If quoted market prices are not available, we attempt to find quoted market prices for similar instruments or inputs that are observable and may be corroborated.   These would qualify as Level 2.  If no observable market prices or inputs are available, management uses unobservable inputs and documents the rationale to support such assumptions.  These instruments qualify as Level 3.  In all cases changes in market conditions or assumptions could significantly affect the estimated fair value of an instrument.  The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Note 3 – New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  See note 10.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for us on January 1, 2008.  Adoption did not have any impact on our financial statements.

Note 4 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2008 and March 31, 2007.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 60,744 and 22,910 for the three-month period ended March 31, 2008 and 2007, respectively.

Index

	Three Months Ended
	March 31
	2008	2007
Basic
Net income	$711,172	$176,613
Weighted average common shares outstanding	4,062,145	4,068,657
Basic earnings per common share	$0.18	$0.04

Diluted
Net income	$711,172	$176,613
Weighted average common shares outstanding	4,062,145	4,068,657
Add: dilutive effect of assumed stock option exercises	26,539	94,512
Weighted average common shares and dilutive potential common shares outstanding	4,088,684	4,163,169
Diluted earnings per common share	$0.17	$0.04

Note 5 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 238,802 remain outstanding as of March 31, 2008.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $14,760 and $19,611 for the three months ended March 31, 2008 and March 31, 2007, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of March 31, 2008 and changes during the three-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2008	239,802	$11.52

Granted	-	-		-

Exercised	-	-

Forfeited or expired	(1,000)	14.39

Outstanding at March 31, 2008	238,802	11.51	3.05	165,269

Vested or expected to vest at March 31, 2008	236,611	11.48	3.02	165,269

Exercisable at March 31, 2008	219,747	11.20	2.70	165,269

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $0 and $175,028.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2008, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $48,385.  The remaining expense of $28,852 and $19,533 will be recorded in 2008 and 2009, respectively.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  Through March 31, 2008 2,450 restricted shares had been granted under the 2006 Equity Incentive Plan and all were subsequently forfeited during 2007.  The compensation cost that had been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was reversed in the 2007.  No other shares have been issued to date.

Index

Note 6 – Interest Rate Floor

We purchased an interest rate floor in July of 2006 as part of our asset liability management strategy to help manage our interest rate risk position.  The notional amount of the floor is $30 million, with a term of three years and a strike price of 7.5%.  The purchase price of $147,000 was amortized to earnings in the same period the hedged item affected earnings.  This instrument is designated as a cash flow hedge as changes in the cash flows of the floor were expected to be highly effective in offsetting the variability in the expected future cashflows of the hedged loans attributed to fluctuations in Prime rates below 7.5% (strike price of the floor).

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  The unrealized gain of $723,000 at the time of settlement remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain will be reclassified out of accumulated other comprehensive income into earnings over the term of the original floor agreement, which expired on August 1, 2009.  Any ineffectiveness identified from the interest rate floor will result in an immediate gain to the consolidated statements of operations.

Note 7 – Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations and one Warsaw location.  The Wealth Management segment is made up of Tower Trust Company.  The Trust Company provides estate planning, investment management, and retirement planning, as well as investment brokerage services.  The Corporate and Intercompany segment includes the holding company and subordinated debentures.  We incur general corporate expenses, as well as interest expense on the subordinated debentures.

Information reported internally for performance assessment follows.

	As of and for the three months ending March 31, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,329,431	$32,594	$(281,650)	$-	$5,080,375

Non-interest income	764,133	894,631	969,069	(987,059)	1,640,774

Non-interest expense	4,625,239	704,828	148,717	-	5,478,784

Noncash items
Provision for loan losses	300,000	-	-	-	300,000
Depreciation/Amortization	337,644	9,946	-	-	347,590

Income tax expense	303,513	100,150	(172,470)	-	231,193

Segment Profit	864,812	122,247	711,172	(987,059)	711,172

Balance Sheet Information
Segment Assets	687,243,063	6,286,638	69,964,576	(72,285,912)	691,208,365

Index

	As of and for the three months ended March 31, 2007

		Wealth	Corporate &
March 31, 2007	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,492,334	$31,403	$(281,649)	$-	$5,242,088

Non-interest income	645,634	845,892	451,613	(445,069)	1,498,070

Non-interest expense	4,397,565	605,670	159,060	-	5,162,295

Noncash items
Provision for loan losses	1,425,000	-	-	-	1,425,000
Depreciation/Amortization	227,171	9,156			236,327

Income tax expense (benefit)	23,090	118,870	(165,710)	-	(23,750)

Segment Profit	292,313	152,755	176,614	(445,069)	176,613

Balance Sheet Information
Segment Assets	681,311,900	5,754,192	71,946,599	(75,980,684)	683,032,007

Note 8 – Loans and Allowance for Loan Losses

Loans at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Balance	%	Balance	%

Commercial	$249,969,824	44.5%	$252,256,668	43.8%
Commercial real estate	163,777,290	29.1%	170,291,883	29.6%
Residential real estate	97,515,311	17.3%	102,162,024	17.7%
Home equity	29,993,928	5.3%	29,508,246	5.1%
Consumer	21,219,411	3.8%	21,750,106	3.8%
Total loans	562,475,764	100.0%	575,968,927	100.0%
Net deferred loan costs/(fees)	(240,910)		(224,720)
Allowance for loan losses	(9,035,370)		(8,208,162)

Net loans	$553,199,484		$567,536,045

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2008	2007

Beginning balance, January 1	$8,208,162	$6,870,442
Provision expense	300,000	1,425,000
Charge-offs	(237,165)	(782,434)
Recoveries	764,373	149,824

Ending balance, March 31	$9,035,370	$7,662,832

Net charge-offs to average loans (annualized)	-0.37%	0.46%

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	March 31, 2008	December 31, 2007

Specific allocations	$2,746,000	$1,983,000
Loan pool percentage allocations	6,191,000	6,181,000
Unallocated	98,370	44,162

Total allowance for loan losses	$9,035,370	$8,208,162

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2008	December 31, 2007

Loans past due over 90 days and still accruing	$546,718	$-
Nonaccrual loans	19,725,564	17,954,861
Total nonperforming loans	$20,272,282	$17,954,861
Restructured loans	$632,507	$639,332
Other real estate owned	1,527,484	1,451,573
Total nonperforming assets	$22,432,273	$20,045,766

Nonperforming assets to total assets	3.25%	2.84%

Nonperforming loans to total loans	3.61%	3.12%

Impaired loans were as follows:

	March 31, 2008	December 31, 2007

Loans with no allocated allowance for loan losses	$8,197,393	$11,403,559
Loans with allocated allowance for loan losses	14,867,132	9,827,566
Total Impaired Loans	$23,064,524	$21,231,125

Amount of allowance for loan losses allocated	$2,746,000	$1,983,000

Average impaired loans during the period	$21,976,132	$13,271,813

Interest recognized on impaired loans	$82,487	$469,400

Cash-basis interest income recognized	$82,487	$469,400

Index

Note 9 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:

	March 31, 2008	December 31, 2007
5.29% bullet advance, principal due at maturity January 7, 2008	$-	$3,950,000
5.08% bullet advance, principal due at maturity March 17, 2008	-	3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008	-	6,000,000
5.16% bullet advance, principal due at maturity April 28, 2008	2,000,000	2,000,000
3.75% variable rate advance, principal due at maturity May 13, 2008	-	3,000,000
3.75% variable rate advance, principal due at maturity June 11, 2008	-	1,700,000
3.75% variable rate advance, principal due at maturity June 16, 2008	-	750,000
3.75% variable rate advance, principal due at maturity June 30, 2008	-	5,000,000
2.25% variable rate advance, principal due at maturity September 2, 2008	1,000,000	-
2.25% variable rate advance, principal due at maturity September 8, 2008	6,000,000	-
2.25% variable rate advance, principal due at maturity September 8, 2008	4,000,000	-
2.25% variable rate advance, principal due at maturity September 15, 2008	2,000,000	-
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	-
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	-

	$32,200,000	$35,100,000

Of the total FHLB borrowings at March 31, 2008 and December 31, 2007 no advances had callable options.

At March 31, 2008 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2008	15,000,000
2009	8,000,000
2010	3,200,000
2011	2,000,000
2012	2,000,000
2013	2,000,000
$32,200,000

Note 10 – Fair Value Measurement

Effective January 1, 2008 we adopted FAS 157, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value.  The standard establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our assumptions about the assumptions market participants would use in pricing as asset or liability.  It requires us to maximize observable inputs and minimize the use of unobservable inputs when measuring fair value.  These two types of inputs have created the following fair value hierarchy:

•	Level One – Quoted prices for identical instruments in active markets
•
Level Two – Observable inputs for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets or can be corroborated by observable market data

•
Level Three – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability

Index

For additional information of how the Corporation measures fair value, see Note 2 – Summary of Critical Accounting Policies.

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale investments.  Available-for-sale investments largely include debt securities, whose fair value is determined from evaluations based on matrix pricing.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy.  Examples include municipal bonds, agency-backed obligations, and mortgage-backed securities.  In certain cases where market data is not readily available because of lack market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at March 31, 2008.

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$68,007,491	$787,210	$68,794,701

The following table represents the changes in the Level 3 fair-value category for the period ended March 31, 2008.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Available-for-sale securities

Beginning Balance, January 1, 2008	$869,055
Net realized/unrealized gains (losses)
Included in earnings	-
Included in other comprehensive income	(81,845)
Ending Balance, March 31, 2008	$787,210

Total gains (losses) for the period included in earnings attributable to the changes in unrealized gains (losses)relating to assets still held at the reporting date	-

Assets Measured at Fair Value on a Non-recurring Basis

Other certain assets and liabilities are measured at fair value on a non-recurring basis and are therefore not included in the tables above.  These include impaired loans (evaluated under FAS 114), which are measured at fair value based on the fair value of the underlying collateral.  Fair value is determined, where possible, using market prices derived from an appraisal or evaluation.  However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair-value hierarchy.

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at March 31, 2008

	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	14,867,132	14,867,132

Impaired loans had a carrying value of $14.9 million, with a valuation allowance of $2.7 million at March 31, 2008.  This compares to a carrying value of $9.8 million and a valuation allowance of $2.0 million at January 1, 2008.  This resulted in additional provision-for-loan-losses of $700,000 relating to these loans for the quarter.  The increase in both the carrying value of impaired loans and the valuation allowance during the first three months of 2008 was primarily due to one residential development loan and one commercial real estate loan.

Index

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2008 and December 31, 2007 and results of operations for the three-month periods ended March 31, 2008 and March 31, 2007.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Overview

Net Income for the first quarter 2008 was $711,172, a 302.7% increase from first quarter 2007.  The increase was due to a significant decrease in the provision for loan losses taken in the first quarter 2008, compared to first quarter 2007.  This resulted in a pre-tax savings of approximately $1.1 million.  Also, non-interest income increased by approximately $207,000 from first quarter 2007 to first quarter 2008, primarily due to an increase in service charges and an increase in trust and brokerage fees.

Operating expenses increased by 7.5% in first quarter 2008 compared to first quarter 2007.  Approximately one-half of this increase, or $151,000, was in FDIC insurance premiums, which increased significantly in 2007.   The other large increase was data processing, which increased by $117,000.  This is primarily driven from an increase in the volume of transactions. All other increases, each of which was less than $100,000, in employee expense, occupancy and equipment, and marketing accounted for the remaining increase.  These increases were partially offset by a decrease of $115,000 in legal and professional fees.  During the first quarter of 2007, significant expenses were incurred in connection with the planned Indianapolis bank.

Total assets decreased by $15.3 million from December 31, 2007 to March 31, 2008.  The decrease was primarily in the loan portfolio, which decreased by $13.5 million or 2.3% and loans held-for-sale, which decreased by $2.5 million.  This was offset somewhat by the increase in investments of $3.6 million.  The decrease in loans was a result of the sale of certain non-performing loans, deterioration of economic conditions, and a change in management’s strategic plan to focus on more profitable relationships verses growth.

Total deposits decreased by $13.0 million, or 2.2% in the first quarter 2008.  However, brokered CD’s and out of market deposits decreased by $21.3 million from December 31, 2007 to March 31, 2008, reflective of a net increase of in-market deposits of $8.3 million in the first quarter 2008.

Financial Condition

Total assets were $691.2 million at March 31, 2008 compared to total assets at December 31, 2007 of $706.5 million.  The 2.2% decrease in assets was primarily due to an decrease in loans of $13.5 million, or 2.3%.  Our in-market deposits grew by $8.3 million and approximately $21.3 million in out-of-market deposits matured and were not reacquired, resulting in a net decrease in deposits of $13.0 million.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $33.1 million at March 31, 2008, a decrease of $766,000, or 2.3%.  Securities available for sale were $68.7 million at the end of the first quarter of 2008, an increase of $3.6 million from December 31, 2007.  The increase in the investment portfolio was the result of excess funding due to the decrease in the loan portfolio.

Loans.  Total loans were $562.2 million at March 31, 2008 reflecting a 2.3% decrease from total loans of $575.7 million at December 31, 2007.   The decline in loans during the first three months of 2008 occurred mainly in the commercial real estate and residential portfolios, with some decline in the commercial portfolio as well.  The overall mix of the loan portfolio has remained the same since year-end.  The total of commercial and commercial real estate loans in the portfolio was 73.6% at March 31, 2008 and 73.4% at December 31, 2007.

Nonperforming Assets.  Nonperforming assets include nonperforming loans, restructured loans, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans.  Nonperforming assets have increased from $20.0 million, or 2.84% of total assets at December 31, 2007 to $22.4 million, or 3.25% of total assets, at March 31, 2008.  The increase is primarily attributed to a single residential development loan, secured by real estate and guarantees.  This was partially offset by the sale of a non-performing loan carried in our portfolio in excess of $2 million.  Total impaired loans at March 31, 2008 were $23.1 million, compared to $21.2 million at December 31, 2007.  The increase was due to the same factors noted above in non-performing loans.  At March 31, 2008, management believes it has allocated adequate specific reserves of $2.7 million for these risks.  The specific reserves for impaired loans at December 31, 2007 were $2.0 million.

Index

Allowance for Loan Losses.   In each quarter the allowance for loan a loss is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watchlist reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at March 31, 2008 was $9.0 million, or 1.61% of total loans outstanding, an increase of $827,000 from $8.2 million, or 1.43%, at December 31, 2007.   The provision for loan losses during the first three months of 2008 was $300,000 compared to $1.4 million in the first three months of 2007.  The substantial decline in loan loss provision incurred in the first quarter of 2008 compared to the first quarter 2007 was due to significant provision expense incurred in the first quarter 2007 related a group of related residential development loans.  As of December 31, 2007 these loans had been written down to their newly appraised values and carried at fair value, less cost to sell.  No additional provision expense related to these loans was deemed necessary by management during the first quarter of 2008.

The addition to the allowance during the first three months of 2008 was primarily due to one residential development loan and one commercial real estate loan.  Both loans are secured by real estate and guaranteed by the principal borrowers; however, upon the deterioration of the real estate market and the borrowers’ financial condition, additional reserves were placed on these two loans.  For the first three months of 2008 we were in a net recovery position of $527,000 compared to net charge-off position of $633,000 for the first three months of 2007.  Recoveries during the three months ended March 31, 2008 were primarily attributable to a favorable judgment received against a guarantor on a residual loan balance and from the sale of a previously written down impaired commercial real estate loan referred to above.  These were partially offset by one charge-off of approximately $240,000 on a commercial real estate loan.  The net recovery position substantially funded the allowance for loan losses during the first quarter, thus requiring less provision expense to be recorded.  Nonperforming loans increased during the first three months of 2008 by $2.3 million and were $20.3 million at March 31, 2008.  The specific allowance allocations increased as well in the first quarter of 2008 by $763,000.  The amount of the allowance allocated for loan pools remained flat during the first three months of 2008.

Other Assets.   The $933,000 decrease in other assets was partially attributable to the settlement of the interest rate floor as discussed in Note 4.  The interest rate floor had a carrying value of approximately $420,000 at the time of settlement.  There was also a deferred tax liability of approximately $140,000 recorded relating to the gain on the sale.  Other decreases in deferred tax assets account for the remainder of the decrease in the account.

Deposits.   Total deposits were $587.7 million at March 31, 2008 compared to total deposits at December 31, 2007 of $600.7 million. The decline of $13.0 million, or 2.2%, during the first three months of 2008 was reflective of the $21.3 million decrease in out-of-market deposits offset by an increase of $8.3 million of in-market deposits.  Interest-bearing checking balances grew by $8.2 million, primarily in Health Savings Accounts and Consumer Accounts.  CDs under $100k and Savings accounts also each grew by over $3 million from December 31, 2007 to March 31, 2008.  The significant growth in our core deposits allowed us to retire higher-cost out-of-market CDs during the quarter.  Brokered CD’s and out-of-market deposits were $53.9 million at March 31, 2008 or 9.2% of total deposits, compared to 12.5% of total deposits at December 31, 2007 and 16.1% at March 31, 2007.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2008		December 31, 2007
	Balance	%	Balance	%

Noninterest-bearing demand	$69,643,584	11.8%	$71,705,395	11.9%
Interest-bearing checking	63,130,967	10.7%	54,928,439	9.1%
Money market	129,418,981	22.0%	135,304,113	22.5%
Savings	16,875,007	2.9%	13,746,704	2.3%
Time, under $100,000	98,392,073	16.7%	94,604,892	15.8%
Time, $100,000 and over	210,273,917	35.9%	230,399,928	38.4%

Total deposits	$587,734,529	100.0%	$600,689,471	100.0%

Index

Borrowings.   The Company had borrowings in the amount of $32.2 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2008 and $35.1 million at December 31, 2007.  Four advances, totaling $13.0 million, were short-term daily variable rate advances and the other eight, totaling $19.2 million, are bullet advances and mature in a range from April 2008 through March 2013.

Other Liabilities.  Other liabilities decreased $253,000 from December 31, 2007 to March 31, 2008.   The decrease was primarily due to the pay-out of certain accrued bonuses for the 2007 Officer Incentive Plan and the final severance payment for an ex-executive of the Company.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2008 reflected net income of $711,000, or $0.17 per diluted share.   This was a $535,000, or 302.7%, increase from 2007’s first quarter net income of $177,000, or $0.04 per diluted share.   The operating results for the three-month period ended March 31, 2008 were favorable compared to the same period in 2007 primarily due to the considerable decrease, of $1.1 million, in the loan loss provision.  Our non-interest income grew by approximately $207,000 as well.  This was partially offset by an increase in non-interest expense of $380,000 due to an increase in FDIC insurance premiums and processing expense.  Net interest income remained relatively flat due to the increase in non-performing assets.

Total revenue, defined as net interest income plus total noninterest income, remained relatively flat comparing first quarter 2008 to first quarter 2007.  It was approximately $6.7 million in both periods.  For the three-month period ended March 31, 2008, net interest income decreased 3.1%, while total noninterest income increased 14.5% from the same period one year ago primarily due to an increase in trust and brokerage fees and service charges.

Performance Ratios	March 31
	2008	2007

Return on average assets *	0.41%	0.11%
Return on average equity *	5.91%	1.40%
Net interest margin (TEY) *	3.15%	3.42%
Efficiency ratio	81.52%	76.24%

* annualized

Net Interest Income.   Interest income for the three-month periods ended March 31, 2008 and 2007 was $10.3 million and $11.4 million, respectively, while interest expense for the first quarter was $5.2 million in 2008 and $6.1 million in 2007, resulting in net interest income of  $5.1 million for the first quarter of 2008 and $5.2 million for the first quarter of 2007.  While average earning assets increased, our non-performing assets increased significantly too, thus negatively affecting net interest income and our net interest margin.  The tax equivalent net interest margin for the first quarter of 2008 was 3.15%, while the tax equivalent net interest margin for the first quarter of 2007 was 3.42%.   The decrease in net interest margin was mainly due to the aforementioned increase in non-performing assets, which reduced our margin by approximately 22 basis points for the first quarter of 2008.  The sharp decline in the Fed Funds rate during the first quarter of 2008 negatively impacted our margin in the short-term, as our variable rate assets re-priced immediately, but our variable rate liabilities typically re-price over a time period of thirty to fourty-five days.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	March 31, 2008			March 31, 2007
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets

Short-term investments and interest-earning deposits	$15,503	$117	3.04%	$5,367	$132	9.97%
Federal funds sold	7,427	66	3.57%	5,468	87	6.45%
Securities - taxable	49,803	615	4.97%	52,329	654	5.07%
Securities - tax exempt (1)	20,550	324	6.34%	19,405	304	6.35%
Loans	570,240	9,267	6.54%	551,000	10,318	7.59%
Total interest-earning assets	663,523	10,389	6.30%	633,569	11,495	7.36%
Allowance for loan losses	(8,522)			(6,953)
Cash and due from banks	13,459			11,546
Other assets	32,964			25,831
Total assets	$701,424			$663,993
Liabilities and Stockholders' Equity
Interest-bearing checking	$62,397	$220	1.42%	$38,579	$124	1.30%
Savings	15,242	45	1.19%	12,756	32	1.02%
Money market	130,492	956	2.95%	125,609	1,186	3.83%
Certificates of deposit	329,976	3,421	4.17%	370,501	4,334	4.74%
FHLB advances	24,189	274	4.56%	15,746	192	4.95%
Junior subordinated debt	17,527	282	6.47%	17,527	281	6.50%
Total interest-bearing liabilities	579,823	5,198	3.61%	580,718	6,149	4.29%
Noninterest-bearing checking	69,296			61,436
Other liabilities	3,878			4,586
Stockholders' equity	48,427			50,779
Total liabilities and stockholders' equity	$701,424			$697,519
Net interest income		$5,191			$5,346
Rate spread			2.69%			3.07%
Net interest income as a percent of average earning assets			3.15%			3.42%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $300,000, 21 basis points, annualized, on average loans during the first quarter of 2008 as compared to $1.4 million, or 103 basis points, annualized, on average loans for the first quarter of 2007.  The cause of the decrease in provision recorded for the first quarter of 2008 was twofold.  First, the 2007 first quarter provision was abnormally high due to the deterioration of certain related residential development loans.  Second, we were in a net recovery position at March 31, 2008 due to certain recoveries on previously charged off and written down loans.   The allowance for loan losses at March 31, 2008 totaled $9.0 million and was 1.61% of total loans outstanding on that date.  For the three-month period ended March 31, 2008 we were in a net recovery position of $527,000, or 37 basis points, annualized, on average loans compared to net charge-offs of $633,000, or 47 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.6 million during the first quarter of 2008.   This was a $207,000, or 14.5%, increase compared to the first quarter of 2007.  The majority of the increase relates to service charge income and trust services fee income.  Service charge income increased $120,000 from the first quarter of 2007 to $321,000 for the three-month period ended March 31, 2008.  Trust services fees increased $49,000 from the first quarter of 2007 to $894,000 for the three-month period ended March 31, 2008, reflective of an increase of $28.4 million, or 4.9%, in assets under management.

Noninterest Expense.   Noninterest expense was $5.5 million for the first quarter of 2008 while noninterest expense for the three-month period ended March 31, 2007 was $5.1 million.  The main components of noninterest expense for the first quarter of 2008 were salaries and benefits of $3.1 million, occupancy and equipment costs of $758,000, and data processing costs in the amount of $281,000.  There was a significant increase in FDIC insurance premiums, due to as a result of the FDIC adopting a new risk based system and it resulted in higher premiums across the board for all banks.  The increase from first quarter 2007 to first quarter 2008 was $151,000.  There was also an increase of $117,000 in data processing expense from the first quarter 2007 to the first quarter of 2008 due to an increase in account volume.  This was offset largely by the decrease in loan and professional costs of $115,000.  Excess costs were incurred during the first quarter of 2007 due to the planned Indianapolis bank, which was subsequently deferred.  During the first quarter of 2008, we incurred a more normal level of expenses in this category.

Index

Income Taxes.    During the quarters ended March 31, 2008 and 2007, the Company recorded $231,000 and $23,750, in income taxes expense and income tax benefit, respectively. The effective tax rate recorded was 24.5% for 2008 as compared to (15.5%) for 2007.  The tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The first quarter showed a small decline in deposits.   While we continued to show steady in-market deposit growth, we were able to continue to reduce our out of market funding due to the drop in outstanding loans.  Included in our out-of-market funding base are national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $103.6 million, or 16.3% of our total funding, at March 31, 2008.  This was down from $133.2 million, or 21.2% at March 31, 2007, showing we had less reliance on out-of-market funds and an increase in our in-market deposits.    Total deposits at March 31, 2008 were $587.7 million and the loan to deposit ratio was 96.7%.   Total borrowings at March 31, 2008 were $49.7 million.  We expect to experience more moderate loan growth in the near-term due to a shift in management’s strategy, which focuses more on profitability, rather than growth. Funding for the loan growth will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations, and out-of-market brokered CD’s.  Additionally, we intend to continue to develop wholesale, out-of-market deposits, and borrowing capacities and use them to augment our interest rate sensitivity strategy and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $49.4 million and $48.2 million at March 31, 2008 and December 31, 2007, respectively. Affecting the increase in stockholders’ equity during the first three months of 2008 was $711,000 in net income and $716,000 in unrealized gains, net of tax, on available for sale securities and the interest rate floor.  These increases were reduced by a dividend payment of $179,000, or $0.044 per share and stock repurchases totaling $66,000.  Additionally, we recorded $15,000 of stock option compensation expense per FAS123R.

During the first three months of 2008, we made one dividend payment.  The dividend declared and paid was $0.044 per share.  The dividend payment amounted to $179,000.  Our ability to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2008			December 31, 2007
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.20%	5.00%	4.00%	9.31%	5.00%	4.00%
Tier 1 risk-based	11.21%	6.00%	4.00%	10.92%	6.00%	4.00%
Total risk-based	12.61%	10.00%	8.00%	12.08%	10.00%	8.00%

The Bank
Leverage capital	8.13%	5.00%	4.00%	7.99%	5.00%	4.00%
Tier 1 risk-based	9.90%	6.00%	4.00%	9.40%	6.00%	4.00%
Total risk-based	11.16%	10.00%	8.00%	10.65%	10.00%	8.00%

Index

Subsequent Events

On April 24, 2008 we announced the resignation of Darrell L. Jaggers, Executive Vice President and Chief Lending Officer of Tower Financial Corporation and Tower Bank and Trust Company.  On that day, we also announced a reduction in work force by Tower Bank and Trust Company in an effort to reduce expenses.  We estimate one-time charges associated with both events will be approximately $265,000 as result of employee severance payments.  The charges will be recognized in the quarter ending June 30, 2008.  The future estimated cost savings expected as a result of these events is approximately $75,000 per month or $900,000 annually, beginning in the third quarter of 2008.

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

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first three months of 2008.

Item 4.	CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, and our internal control over financial reporting, are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

c.  Changes in internal control over financial reporting

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

Index

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

No material litigation

Item 1a.	RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchase of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of Publicly Announced Plan or Program	Maximum Number of Shares (or Dollar Value) that May Yet be Purchased Under Plans or Programs

1/1/2008 - 1/31/2008	-	$-	-	$-
2/1/2008 - 2/29/2008	-		-	-
3/1/2008 - 3/31/2008	6,000	10.94	59,036	65,000
	6,000	$10.94	59,036	65,000

Item 6.	EXHIBITS

(a)	Exhibits.

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

TOWER FINANCIAL CORPORATION

Dated: May 9, 2008	/ s / Donald F. Schenkel
Donald F. Schenkel, Chairman of the Board,
President and Chief Executive Officer

Dated: May 9, 2008	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer