Form 10-Q
period 2008-06-30
TOWER FINANCIAL CORP
filed 2008-08-07
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐  No  ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of August 5, 2008: 4,084,432.

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

INDEX

PART I.   FINANCIAL INFORMATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2008 and December 31, 2007

	(unaudited) June 30, 2008	(unaudited) December 31, 2007
ASSETS
Cash and due from banks	$22,508,927	$25,913,449
Short-term investments and interest-earning deposits	5,794,850	1,781,161
Federal funds sold	11,175,161	6,135,779
Total cash and cash equivalents	39,478,938	33,830,389

Securities available for sale, at fair value	73,942,131	65,227,694
FHLB and FRB stock	3,589,700	3,589,700
Loans held for sale	869,308	3,189,545

Loans	553,842,920	575,744,207
Allowance for loan losses	(8,974,052)	(8,208,162)
Net loans	544,868,868	567,536,045
		-
Premises and equipment, net	9,340,820	9,549,233
Accrued interest receivable	2,635,972	3,246,455
Bank owned life insurance	11,468,330	11,258,517
Other assets	9,389,872	9,065,564

Total assets	$695,583,939	$706,493,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$84,281,872	$71,705,395
Interest-bearing	515,835,743	528,984,076
Total deposits	600,117,615	600,689,471

Federal Home Loan Bank (FHLB) advances	24,200,000	35,100,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	835,656	1,721,972
Other liabilities	4,072,354	3,247,145

Total liabilities	646,752,625	658,285,588

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,151,432 shares issued and 4,084,432 shares outstanding at June 30, 2008 and 4,113,805 shares issued and 4,060,769 shares oustanding at December 31, 2007	39,735,315	39,482,669
Treasury stock, at cost, 65,000 and 53,036 shares at June 30, 2008 and December 31, 2007	(884,376)	(758,827)
Retained earnings	10,083,494	9,208,719
Accumulated other comprehensive income, net of tax of ($53,116) at June 30, 2008 and $141,663 at December 31, 2007	(103,119)	274,993
Total stockholders' equity	48,831,314	48,207,554

Total liabilities and stockholders' equity	$695,583,939	$706,493,142

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2008 and 2007

	(unaudited) Three Months ended June 30		(unaudited) Six Months Ended June 30
	2008	2007	2008	2007
Interest income:
Loans, including fees	$8,348,159	$11,088,346	$17,615,558	$21,406,436
Securities - taxable	648,256	668,747	1,262,770	1,331,162
Securities - tax exempt	223,312	195,166	437,346	395,941
Other interest income	89,634	21,574	271,986	240,653
Total interest income	9,309,361	11,973,833	19,587,660	23,374,192
Interest expense:
Deposits	3,433,023	5,712,457	8,075,158	11,388,342
Short-term borrowings	-	516	-	516
FHLB advances	298,637	397,313	572,777	589,057
Junior subordinated debt	283,071	279,957	564,720	561,606
Total interest expense	4,014,731	6,390,243	9,212,655	12,539,521
Net interest income	5,294,630	5,583,590	10,375,005	10,834,671
Provision for loan losses	875,000	1,500,000	1,175,000	2,925,000
Net interest income after provision for loan losses	4,419,630	4,083,590	9,200,005	7,909,671
Noninterest income:
Trust and brokerage fees	938,634	718,607	1,833,026	1,564,490
Service charges	314,144	220,494	635,354	489,525
Loan broker fees	66,812	57,093	127,870	82,590
Gain (Loss) on sale of securities	-	(1,760)	59,837	(1,760)
Other fees	148,879	435,599	453,156	784,265
Total noninterest income	1,468,469	1,430,033	3,109,243	2,919,110
Noninterest expense:
Salaries and benefits	3,051,846	2,976,922	6,138,244	5,972,423
Occupancy and equipment	731,588	660,552	1,489,903	1,348,745
Marketing	224,014	99,380	374,216	178,422
Data processing	220,172	230,228	500,930	458,177
Loan and professional costs	386,418	367,022	630,068	725,835
Office supplies and postage	81,947	117,458	195,979	240,842
Courier services	75,070	94,962	164,535	195,771
Business development	173,959	183,996	328,832	341,748
Communication Expense	80,931	51,470	151,723	126,225
FDIC Insurance Premiums	200,241	218,278	367,755	235,179
Other expense	394,239	302,308	757,024	641,504
Total noninterest expense	5,620,425	5,302,576	11,099,209	10,464,871
Income before income taxes	267,674	211,047	1,210,039	363,910
Income tax expense (benefit)	(75,033)	(6,065)	156,160	(29,815)

Net income	$342,707	$217,112	$1,053,879	$393,725

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2008 and 2007

	(unaudited) Three Months Ended June 30		(unaudited) Six Months Ended June 30
	2008	2007	2008	2007

Other comprehensive income net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(1,158,713)	(717,217)	(579,370)	(686,944)
Unrealized gain (loss) on cash flow hedge	(92,290)	(60,826)	201,258	(63,031)
Total comprehensive income (loss)	$(908,296)	$(560,931)	$675,767	$(356,250)

Basic earnings per common share	$0.08	$0.05	$0.26	$0.10
Diluted earnings per common share	$0.08	$0.05	$0.26	$0.09
Average common shares outstanding	4,073,582	4,073,678	4,066,864	4,071,181
Average common shares and dilutive potential common shares outstanding	4,075,871	4,146,386	4,080,137	4,152,975

Dividends declared per share	$-	$0.044	$0.044	$0.088

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2008 and 2007
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)	$-	$50,957,839

Net income for 2007		393,725			393,725
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($352,804)			(686,944)		(686,944)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of ($32,470)			(63,031)		(63,031)
Total Comprehensive Income					(356,250)

Cash dividends paid ($0.088 per share)		(358,190)			(358,190)

Issuance of 36,500 shares of common stock for stock options exercised, including tax benefit	473,418				473,418

Stock compensation expense	43,861				43,861

Repurchase 14,735 shares of common stock				$(224,655)	$(224,655)

Balance, June 30, 2007	$39,053,685	$12,559,285	$(852,292)	$(224,655)	$50,536,023

Balance, January 1, 2008	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008		1,053,879			1,053,879
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($298,458)			(579,370)		(579,370)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $103,679			201,258		201,258
Total Comprehensive Income					675,767

Cash dividends paid ($0.044 per share)		(179,104)			(179,104)

Issuance of 22,127 shares of common stock for stock options exercised, including tax benefit	220,639				220,639

Stock compensation expense	32,007				32,007

Repurchase 11,964 shares of common stock				(125,549)	(125,549)

Balance, June 30, 2008	$39,735,315	$10,083,494	$(103,119)	$(884,376)	$48,831,314

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2008 and 2007

	(unaudited) Six Months ended June 30, 2008	(unaudited) Six Months ended June 30, 2007
Cash flows from operating activities:
Net income	$1,053,879	$393,725
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	701,825	500,908
Provision for loan losses	1,175,000	2,925,000
Stock based compensation expense	32,007	43,861
Earnings on life insurance	(209,813)	(195,878)
Gain on sale of securities AFS	(59,837)	(1,760)
Loss on disposal of premises and equipment	7,492	-
Loans originated for sale	(4,654,333)	-
Proceeds from sale of loans	6,974,570	-
Change in accrued interest receivable	610,483	(158,743)
Proceeds from settlement of interest rate floor	833,750	-
Gain on sale of interest rate floor	(156,327)
Change in other assets	906,127	(1,107,063)
Change in accrued interest payable	(886,316)	(93,566)
Change in other liabilities	825,209	(436,285)
Net cash from operating activities	7,153,716	1,870,199
Cash flows from investing activities:
Net change in loans	9,054,201	(51,605,447)
Purchase of loans	-	(3,869,618)
Purchase of securities AFS	(21,129,663)	(3,685,633)
Proceeds from calls and maturities of securities AFS	8,070,800	2,751,037
Proceeds from sale of securities AFS	3,476,412	1,490,040
Purchase of FHLB and FRB Stock	-	(34,100)
Proceeds from sale of participation loans	11,000,231	12,068,126
Purchase of premises and equipment	(421,278)	(1,414,610)
Net cash from (used in) investing activities	10,050,703	(44,300,205)
Cash flows from financing activities:
Net change in deposits	(571,856)	8,787,732
Cash dividends paid	(179,104)	(358,190)
Proceeds from issuance of common stock from exercise of stock options	220,639	403,913
Tax benefit from issuance of common stock	-	69,505
Proceeds from FHLB advances	54,450,000	71,100,000
Repayment of FHLB advances	(65,350,000)	(48,450,000)
Repurchase of common stock	(125,549)	(224,655)
Net cash from (used in) financing activities	(11,555,870)	31,328,305
Net change in cash and cash equivalents	5,648,549	(11,101,701)
Cash and cash equivalents, beginning of period	33,830,389	28,864,966
Cash and cash equivalents, end of period	$39,478,938	$17,763,265

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2008 and 2007

	(unaudited) Six Months ended June 30, 2008	(unaudited Six Months ended June 30, 2007
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$10,098,971	$12,633,087
Income taxes	-	540,000
Noncash items:
Transfer of loans to other real estate owned	1,437,745	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2008 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and June 30, 2007.   The results for the period ended June 30, 2008 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007, 2006, and 2005 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Summary of Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our financial statements contained in our Annual Report for the year ended December 31, 2007.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.   Effective January 1, 2008 we adopted FAS 157, which established new rules and disclosures in the determination of fair value for financial instruments.  We made changes accordingly to our accounting policy (see below).  There were no other material changes in the information regarding our critical accounting policies since December 31, 2007.

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

Index

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Deferred tax assets are recognized for net operating losses that expire primarily in 2023 because the benefit is more likely than not to be realized. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  If required, we would recognize interest and/or penalties related to income tax matters in income tax expense.  The adoption had no effect on the Company’s financial statements.

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2003.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Fair Values of Financial Instruments:  Effective January 1, 2008, we determine the fair value of our financial instruments based on the fair value hierarchy established in FAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, we use quoted market prices to determine fair value, and classify such items within Level 1 of the fair value hierarchy.  If quoted market prices are not available, we attempt to find quoted market prices for similar instruments or inputs that are observable and may be corroborated.   These would qualify as Level 2.  If no observable market prices or inputs are available, management uses unobservable inputs and documents the rationale to support such assumptions.  These instruments qualify as Level 3.  In all cases changes in market conditions or assumptions could significantly affect the estimated fair value of an instrument.  The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Note 3 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2008 and June 30, 2007.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 45,886 and 32,002 and 45,660 and 33,160 for the three and six-month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Basic
Net income	$342,707	$217,112	$1,053,879	$393,725
Weighted average common shares outstanding	4,073,582	4,073,678	4,066,864	4,071,181
Basic earnings per common share	$0.08	$0.05	$0.26	$0.10

Diluted
Net income	$342,707	$217,112	$1,053,879	$393,725
Weighted average common shares outstanding	4,073,582	4,073,678	4,066,864	4,071,181
Add: dilutive effect of assumed stock option exercises	2,289	72,708	13,273	81,794
Weighted average common shares and dilutive potential common shares outstanding	4,075,871	4,146,386	4,080,137	4,152,975
Diluted earnings per common share	$0.08	$0.05	$0.26	$0.09

Index

Note 4 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 216,675 remain outstanding as of June 30, 2008.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $29,195 and $39,223 for the six-months ended June 30, 2008 and June 30, 2007, respectively.

A summary of the option activity under the Plans as of June 30, 2008 and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	239,802	$11.52		$-
Granted	-
Exercised	(22,127)	$9.96		-
Forfeited or Expired	(1,000)	$14.39		-

Oustanding at June 30, 2008	216,675	$11.67	3.02

Vested or expected to vest at June 30, 2008	214,915	$11.64	2.99	$-

Exercisable at June 30, 2008	201,370	$11.39	2.71	$-

The total intrinsic value of options exercised during the six-months ended June 30, 2008 and 2007 was $0 and $218,928.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of June 30, 2008, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $28,326.  The remaining expense of $12,760 and $15,566 will be recorded in 2008 and 2009, respectively.

On April 19, 2006, at the Company’s annual meeting of stockholders, the stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2008, 13,500 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, to reflect that a one year non-solicitation agreement was signed by those 10 recipients that were not already under contract.  The restricted shares will become fully vested and not subject to forfeiture after four years of service from the date of award as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $2,812 for the six-months ended June 30, 2008.

Index

A summary of the status of the Company’s nonvested restricted shares issued as of June 30, 2008, and changes during the six-month period ended June 30, 2008, is presented below.

Nonvested Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	$-
Granted	13,500	135,000
Vested	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2008	13,500	135,000

Vested or expected to vest at June 30, 2008	11,948	119,480

Nonvested at June 30, 2008	13,500

Note 5 – Interest Rate Floor

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

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  The unrealized gain of $723,000 at the time of settlement remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain will be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  Any ineffectiveness identified from the interest rate floor will result in an immediate gain to the consolidated statements of operations.

Note 6 – Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six locations in Allen County and one in Warsaw.

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

Information reported internally for performance assessment follows.

Index

	As of and for the three months ended June 30, 2008
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,551,759	$25,942	$(283,071)	$-	$5,294,630

Non-interest income	704,064	938,763	577,496	(751,854)	$1,468,469

Non-interest expense	4,704,058	697,799	218,568	-	$5,620,425

Noncash items
Provision for loan losses	875,000	-	-	-	$875,000
Depreciation/Amortization	343,723	10,512	-	-	$354,235

Income tax expense (benefit)	55,407	136,411	(266,851)		$(75,033)

Segment Profit/(Loss)	621,358	130,495	342,708	(751,854)	$342,707

Balance Sheet Information
Segment Assets	691,288,156	6,422,677	69,234,163	(71,361,057)	$695,583,939

	As of and for the six months ended June 30, 2008
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$10,881,189	$58,536	$(564,720)	$-	$10,375,005

Non-interest income	1,468,198	1,833,394	1,546,563	(1,738,912)	$3,109,243

Non-interest expense	9,329,297	1,402,627	367,285	-	$11,099,209

Noncash items
Provision for loan losses	1,175,000	-	-	-	$1,175,000
Depreciation/Amortization	681,367	20,458	-	-	$701,825

Income tax expense (benefit)	358,920	236,561	(439,321)	-	$156,160

Segment Profit/(Loss)	1,486,170	252,742	1,053,879	(1,738,912)	$1,053,879

Balance Sheet Information
Segment Assets	691,288,156	6,422,677	69,234,163	(71,361,057)	$695,583,939

Index

	As of and for the three months ended June 30, 2007
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,839,686	$32,854	$(288,950)	$-	$5,583,590

Non-interest income	717,026	718,708	304,906	(310,607)	1,430,033

Non-interest expense	4,558,122	575,550	168,904	-	5,302,576

Noncash items
Provision for loan losses	1,500,000	-	-	-	1,500,000
Depreciation/Amortization	254,942	9,639	-	-	264,581

Income tax expense (benefit)	86,834	84,660	(177,559)	-	(6,065)

Segment Profit/(Loss)	411,756	91,352	24,611	(310,607)	217,112

Balance Sheet Information
Segment Assets	699,797,435	5,879,983	71,226,752	(75,263,293)	701,640,877

	As of and for the six months ended June 30, 2007
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,332,020	$64,257	$(561,606)	$-	$10,834,671

Non-interest income	1,362,660	1,564,600	747,526	(755,676)	2,919,110

Non-interest expense	8,955,687	1,181,220	327,964	-	10,464,871

Noncash items
Provision for loan losses	2,925,000	-	-	-	2,925,000
Depreciation/Amortization	482,113	18,795	-	-	500,908

Income tax expense (benefit)	109,924	203,530	(343,269)	-	(29,815)

Segment Profit/(Loss)	704,069	244,107	201,225	(755,676)	393,725

Balance Sheet Information
Segment Assets	699,797,435	5,879,983	71,226,752	(75,263,293)	701,640,877

Index

Note 8 – Loans and Allowance for Loan Losses

Loans at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
	Balance	%	Balance	%

Commercial	$244,664,528	44.2%	$252,256,668	43.8%
Commercial real estate	155,236,231	28.0%	170,291,883	29.6%
Residential real estate	100,882,024	18.2%	102,162,024	17.7%
Home equity	30,753,034	5.6%	29,508,246	5.1%
Consumer	22,502,889	4.0%	21,750,106	3.8%
Total loans	554,038,706	100.0%	575,968,927	100.0%
Net deferred loan costs	(195,786)		(224,720)
Allowance for loan losses	(8,974,052)		(8,208,162)

Net loans	$544,868,868		$567,536,045

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2008	2007

Beginning balance, January 1	$8,208,162	$6,870,442
Provision charged to operating expense	1,175,000	2,925,000
Charge-offs	(1,657,598)	(2,786,440)
Recoveries	1,248,488	166,807

Ending balance, June 30	$8,974,052	$7,175,809

Net charge-offs to average loans (annualized)	0.14%	0.92%

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2008	December 31, 2007

Specific allocations	$2,770,000	$1,983,000
Loan pool percentage allocations	6,094,000	6,181,000
Unallocated	110,052	44,162

Total allowance for loan losses	$8,974,052	$8,208,162

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2008	December 31, 2007

Loans past due over 90 days and still accruing	$1,840,160	$-
Nonaccrual loans	19,411,717	17,954,861
Total nonperforming loans	$21,251,877	$17,954,861
Other real estate owned	2,500,310	1,451,573
Total nonperforming assets	$23,752,187	$20,045,766

Nonperforming assets to total assets	3.42%	2.84%

Nonperforming loans to total loans	3.84%	3.12%

Index

Note 9 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:

	June 30, 2008	December 31, 2007
5.29% bullet advance, principal due at maturity January 7, 2008	$-	$3,950,000
5.08% bullet advance, principal due at maturity March 17, 2008	-	3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008	-	6,000,000
5.16% bullet advance, principal due at maturity April 28, 2008	-	2,000,000
3.75% variable rate advance, principal due at maturity May 13, 2008	-	3,000,000
3.75% variable rate advance, principal due at maturity June 11, 2008	-	1,700,000
3.75% variable rate advance, principal due at maturity June 16, 2008	-	750,000
3.75% variable rate advance, principal due at maturity June 30, 2008	-	5,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	-
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	-

	$24,200,000	$35,100,000

Of the total FHLB borrowings at June 30, 2008 and December 31, 2007 no advances had callable options.

At June 30, 2008 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	8,000,000
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$24,200,000

Index

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$73,306,363	$635,768	$73,942,131

The following table represents the changes in the Level 3 fair-value category for the period ended June 30, 2008.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Available-for-sale securities

Beginning Balance, January 1, 2008	$869,055
Net realized/unrealized gains (losses)
Included in earnings	-
Included in other comprehensive income	(233,287)
Ending Balance, June 30, 2008	$635,768

Total gains (losses) for the period included in earnings attributable to the changes in unrealized gains (losses) relating to assets still held at the reporting date	-

Index

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at June 30, 2008

	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	11,266,251	11,266,251

Impaired loans had a carrying value of $11.3 million, with a valuation allowance of $2.77 million at June 30, 2008.  This compares to a carrying value of $9.8 million and a valuation allowance of $2.0 million at January 1, 2008.  This resulted in additional provision-for-loan-losses of $1.2 million relating to these loans for the quarter.  The increase in both the carrying value of impaired loans and the valuation allowance during the first six months of 2008 was primarily due to one residential development loan and one commercial real estate loan.

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2008 and December 31, 2007 and results of operations for the three- and six-month periods ended June 30, 2008 and June 30, 2007.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and included by reference in Note 2 above.  There have been no material changes in the information regarding our critical accounting policies since December 31, 2007.

Executive Overview

Net Income was $342,707 and $1,053,879 for the second quarter 2008 and year-to-date through the second quarter of 2008, respectively.  This is an increase of 57.8% and 167.7% compared to the same two periods of 2007.  The increase was primarily due to a lower provision recorded in the first six months of 2008 compared to 2007.

Net interest income decreased $459,666 or 4.2% from the six-month period ended June 30, 2007 to the same period ended June 30, 2008.  The decrease was primarily due to the rapid decrease in the prime rate coupled with the purposeful decrease of approximately $27.9 million in loan volume and an increase in nonperforming assets since June 30, 2007.

Noninterest income increased approximately $190,133 from the six-month period ended June 30, 2007 to the same period ended June 30, 2008.  Increases were seen in nearly every area, including trust and brokerage fees of $268,536, service charges of $145,829, loan broker fees of $45,280, and gain on sale of securities of $61,597.

Non-interest expenses increased by 6.0% in the second quarter of 2008 compared to second quarter 2007 and 6.1% year-to-date 2008 compared to the same period in 2007.  The increases are due to increased marketing expenses from television commercial production and broadcasting and continual increases in FDIC insurance premiums.

Index

Total assets decreased $10.9 million from December 31, 2007 to June 30, 2008.  The decrease was primarily in the loan portfolio, which decreased $21.9 million or 3.8% and loans held-for-sale, which decreased by $2.3 million.  This was offset somewhat by the increase in investments of $8.7 million.  The decrease in loans was a result of the sale of certain non-performing loans, deterioration of economic conditions, and a change in management’s strategic plan to focus on more profitable relationships verses growth.

Total deposits decreased by $571,856 from December 31, 2007 to June 30, 2008.  However, our in-market deposits grew by $10.2 million and our out-of-market deposits decreased by $10.7 in the first six months of 2008.

Financial Condition

Total assets were $695.6 million at June 30, 2008 compared to total assets at December 31, 2007 of $706.5 million.  The 1.5% decrease in assets was primarily due to a decrease in loans of $21.9 million, or 3.8%.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $39.5 million at June 30, 2008, a $5.6 million, or 16.7%, increase from $33.8 million at December 31, 2007. The increase in cash and cash equivalents during the second quarter of 2008 was reflective of our strategy to increase deposits and reduce loans outstanding.  Securities available for sale were $73.9 million at the end of the second quarter of 2008, an increase of $8.7 million from December 31, 2007.  The increase in investments was primarily funded by the pay downs in the loan portfolio to follow the Company’s plan to increase liquidity and lower the loan to deposit ratio.

Loans Held for Sale.  Loans held for sale decreased $2.3 million during the first six months of 2008.  These loans were originated by the Indianapolis loan production office.  In June of 2007, when the decision was made to defer further action on the creation of the Indianapolis de novo bank an agreement was reached with a financial institution in the Indianapolis market to sell theses loans at par.  The loans from the Indianapolis loan production office reported at December 31, 2007 were sold during the first quarter of 2008.  The loans held for sale at June 30, 2008 were mortgage loans originated with the intent to sell to other financial institutions.

Loans.  Total loans were $553.8 million at June 30, 2008 reflecting a 3.8% decrease from total loans of $575.7 million at December 31, 2007.  The decline in the loan portfolio occurred mainly in Commercial and Commercial Real Estate loans, which accounted for $22.6 million of the decline in the total loan portfolio since December 31, 2007. The decline in the portfolios is primarily due to the Company’s purposeful plan to reduce loan volume and to focus on asset quality. The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 72.2% at June 30, 2008 and 73.4% at December 31, 2007.

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest and all nonaccrual loans.  Nonperforming assets have increased from $20.0 million, or 2.84% of total assets, at December 31, 2007 to $23.8 million, or 3.42% of total assets, at June 30, 2008.  Approximately $4.4 million or 19%  of our nonperforming assets plus delinquencies are currently performing according to the original terms of their contracts.  These loans have been partially charged down to reflect deterioration in underlying project collateral values despite each operator’s ability thus far to generate sufficient operating cash flow to service required payments.  Management considers the original loan amounts to be impaired justifying the adverse classification, but thinks the current basis fairly represents amounts collectible should the borrower actually default.  The majority of the increase relates to two commercial real estate loans and two residential real estate loans totaling $1.3 million.  Total impaired loans at June 30, 2008 were $22.5 million compared to $21.2 million at December 31, 2007.  The increase was due to the downgrading of two residential development loans. At June 30, 2008, management believes it has allocated adequate specific allowances for these risks of $2.77 million.  The specific reserves for impaired loans at December 31, 2007 were $2.0 million.

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

The allowance for loan losses at June 30, 2008 was $8.97 million, or 1.62% of total loans outstanding, an increase of $765,890 from $8.21 million, or 1.43%, at December 31, 2007.   The provision for loan losses during the first six months of 2008 was $1.2 million compared to $2.93 million in the first six months of 2007.

Index

The addition to the allowance during the six months of 2008 was primarily due to one residential development loan and one commercial real estate loan.  Both loans are secured by real estate and guaranteed by the principal borrowers; however, upon the deterioration of the real estate market and the borrowers’ financial condition, additional reserves were placed on these two loans.  During the second quarter, the residential development loan mentioned above and a commercial real estate loan were charged down requiring the allowance to be replenished through recording an additional provision.    For the first six months of 2008 we were in a net charge-off position of $409,110 compared to the net charge-off position of $2.6 million for the first six months of 2007.  Recoveries during the six months ended June 30, 2008 were primarily attributable to a favorable judgment received against a guarantor on a residual loan balance and from the sale of a previously written down impaired commercial real estate loan referenced above.  The specific allowance allocations increased as well in the first six months of 2008 by $787,000.  The amount of the allowance allocated to the commercial real estate loan pool increased from 0.36% at December 31, 2007 to 0.66% at June 30, 2008 due to calculating the allocation percentage on a 2 year average.  The amount of the allowance allocated to the other pools remained flat during the first six months of 2008.

Other Assets.   The $324,308 increase in other assets was primarily attributable to the increase in Other Real Estate Owned of $1.0 million. The increase in Other Real Estate Owned was due to foreclosure on two commercial real estate loans and one residential real estate loan. The increase was offset by the settlement of the interest rate floor as discussed in Note 5.  The interest rate floor had a carrying value of approximately $420,000 at the time of settlement.  There was also a deferred tax liability of approximately $140,000 recorded relating to the gain on the sale.  The remainder of the difference in Other Assets is a decrease in deferred tax assets.

Deposits.   Total deposits were $600.1 million at June 30, 2008 compared to total deposits at December 31, 2007 of $600.7 million. Although the deposit totals remained flat, the composition of the deposit portfolio changed significantly.  Core deposits increased by $30.6 million, or 8.26%, while non-core deposits decreased by $31.2 million or 13.5% during the first half of 2008. Core deposits were mostly impacted by the increase in demand deposit accounts and interest bearing checking accounts since December 31, 2007 by $12.6 million and $11.4 million, respectively.  Non-core deposits declined in certificate of deposits greater than $100,000 and brokered certificate of deposits since December 31, 2007 by $20.4 million and $10.7 million, respectively.  At June 30, 2008, brokered CD’s and out of market deposits comprised 10.7% of total deposits, compared to 12.5% as of December 31, 2007.

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2008		December 31, 2007
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$84,281,872	14.0%	$71,705,395	11.9%
Interest-bearing checking	66,305,732	11.1%	54,928,439	9.2%
Money market	138,207,481	23.0%	135,304,113	22.5%
Savings	17,041,773	2.9%	13,746,704	2.3%
Time, under $100,000	95,053,054	15.8%	94,604,892	15.7%
Total Core Deposits	400,889,912	66.8%	370,289,543	61.6%
Non-core Deposits:
In Market Non-core Deposits:
Time, $100,000 and over	134,795,804	22.5%	155,224,215	25.9%
Out-of-Market Non-Core Deposits:
Brokered CD's	64,431,899	10.7%	75,175,713	12.5%
Total Non-core Deposits	199,227,703	33.2%	230,399,928	38.4%

Total deposits	$600,117,615	100.0%	$600,689,471	100.0%

Borrowings.   The Company had borrowings in the amount of $24.2 million in Federal Home Loan Bank (“FHLB”) advances at June 30, 2008 and $35.1 million at December 31, 2007.  All ten of the outstanding advances, totaling $24.2 million, are bullet advances and mature in a range from April 2009 through March 2013.

Other Liabilities.  Other liabilities increased $825,209 from year-end 2007.  The increase in other liabilities was primarily related to the increase in Accounts Payable due to the purchase of an investment for $1.1 million with a trade date of June 27, 2008 and a settlement date of July 2, 2008.

Index

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2008 reflected net income of $342,707 or $.08 per diluted share.   This was a $125,595, or 57.8%, increase over 2007’s second quarter net income of $217,112 or $0.05 per diluted share.  While net interest income was lower in the second quarter of 2008 by $288,960 compared to the second quarter of 2007, the provision expense in 2008 for the same time period was $625,000 lower than the prior year.  Non-interest income increased by $38,436 in the second quarter 2008 compared to the second quarter 2007, primarily due to the combination of an increase of $220,027 in trust and brokerage fees and a market value loss on an investment held at the Holding Company.  Non-interest expense also increased due increases in other expenses by $91,931, primarily due to a settlement made on a residential development loan.

Total revenue, defined as net interest income plus total noninterest income, decreased by 3.57% to $6.76 million from $7.01 million from second quarter 2007 to second quarter 2008.   For the three-month period ended June 30, 2008, net interest income decreased 5.18%, while total noninterest income increased 2.7% from the same period one year ago primarily due to an increase in trust and brokerage fees, service charges, and loan broker fees.

Performance Ratios	June 30
	2008	2007

Return on average assets *	0.20%	0.12%
Return on average equity *	2.78%	1.68%
Net interest margin (TEY) *	3.37%	3.44%
Efficiency ratio	83.10%	75.60%

* annualized

Net Interest Income.   Interest income for the three-month periods ended June 30, 2008 and 2007 was $9.3 million and $12.0 million, respectively, while interest expense for the second quarter was $4.0 million in 2008 and $6.4 million in 2007, resulting in net interest income of  $5.3 million for the second quarter of 2008 and $5.6 million for the second quarter of 2007.  The increase in net interest income was reflective of the general growth in loans and other earning assets.  The tax equivalent net interest margin for the second quarter of 2008 was 3.37%, while the tax equivalent net interest margin for the second quarter of 2007 was 3.44%.   The decrease in net interest margin was mainly due to the increase in nonperforming assets, the purposeful decrease in loan volume, and interest rate reductions.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	June 30, 2008			June 30, 2007
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$5,264	$41	3.13%	$1,423	$(19)	-5.36%
Federal funds sold	4,781	48	4.04%	4,856	41	3.39%
Securities - taxable	52,706	648	4.94%	51,696	668	5.18%
Securities - tax exempt (1)	21,830	344	6.34%	19,956	296	5.95%
Loan Held for Sale	551	-	0.00%	72	-	0.00%
Loans	561,647	8,348	5.98%	585,407	11,088	7.60%
Total interest-earning assets	646,779	9,429	5.87%	663,410	12,074	7.30%
Allowance for loan losses	(9,299)			(7,724)
Cash and due from banks	15,845			13,262
Other assets	32,221			33,225
Total assets	$685,546			$702,173
Liabilities and Stockholders' Equity
Interest-bearing checking	$66,866	$199	1.20%	$47,043	$175	1.49%
Savings	16,777	45	1.08%	16,419	34	0.83%
Money market	135,542	747	2.22%	128,377	1,070	3.34%
Certificates of deposit	289,527	2,442	3.39%	343,033	4,433	5.18%
Short-term borrowings	-	-	0.00%	-	1	-
FHLB advances	34,041	299	3.53%	30,610	397	5.20%
Junior subordinated debt	17,527	283	6.49%	17,527	280	6.41%
Total interest-bearing liabilities	560,280	4,015	2.90%	583,009	6,390	4.40%
Noninterest-bearing checking	71,851			63,039
Other liabilities	4,164			4,576
Stockholders' equity	49,251			51,549
Total liabilities and stockholders' equity	$685,546			$702,173
Net interest income		$5,414			$5,684
Rate spread			2.97%			2.90%
Net interest income as a percent of average earning assets			3.37%			3.44%

(1) Computed on a tax equivalent basis for tax exempt securities using a 35% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $875,000 or 62 basis points on average loans (annualized) during the second quarter of 2008 as compared to $1.5 million, or 102 basis points on average loans (annualized) for the second quarter of 2007.  The decreased provision recorded for the second quarter of 2008 was driven by a recovery of $417,577 on a commercial real estate lending relationship.   The allowance for loan losses at June 30, 2008 totaled $8.97 million and was 1.62% of total loans outstanding on that date.  Total net charge-offs for the three-month period ended June 30, 2008 were $936,318, or 67 basis points, annualized, on average loans and were $1,987,023, or 136 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.47 million during the second quarter of 2008.   This was a $38,436, or 2.7%, increase compared to the second quarter of 2007.  Trust services fee income, service charges, loan broker fees, and other fee revenue all contributed to the increase. Trust services fees increased $220,027 from the second quarter of 2007 to $938,634 for the three-month period ended June 30, 2008, reflective of an increase of $204 million, or 34%, in assets under management.  Service charge revenue increased $93,650, or 42.5%, from $220,494 for the three-month period ending June 30, 2007 to $314,144 for the same period ended June 30, 2008.  The increase was primarily from an increase in over-draft fees and in service charges on HSA deposit accounts.  Other fee revenue decreased by $286,720, or 65.82%, primarily due to the market value loss of $182,869 recorded for an investment at the Holding Company.

Index

Noninterest Expense.   Noninterest expense was $5.6 million for the second quarter of 2008 while noninterest expense for the three-month period ended June 30, 2007 was $5.3 million.  The main components of noninterest expense for the second quarter of 2008 were salaries and benefits of $3.1 million and occupancy and equipment costs of $731,588.  Other expenses were $394,239 in the second quarter 2008, a $91,931 increase over the same quarter 2007.  The increase was due primarily to a one-time settlement payment regarding a residential development loan issue.  The 2.5% increase in salaries and benefits is primarily due to a one-time severance payments in the second quarter of 2008 in the amount of $210,000.

Income Taxes.    During the quarters ended June 30, 2008 and 2007, we recorded $75,033 and $6,065 in income tax benefit, respectively.  The effective tax rate recorded was (28%) for second quarter 2008 as compared to (2.9%) for second quarter 2007.  The tax benefit in 2007 and 2008 is the result of excess tax-exempt income over net income and carryforward losses.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2008 reflected net income of $1,053,879, or $0.26 per diluted share.   This was a $660,154, or 167.7%, increase over 2007’s six-month period net income of $393,725, or $0.09 per diluted share.   The operating results for the six-month period ended June 30, 2008 were favorable compared to the same period in 2007 primarily due to recoveries from two commercial loans and one commercial real estate loan totaling $942,327.

Total revenue, defined as net interest income plus total noninterest income, decreased by 2% to $13.5 million from $13.8 million from the first six-months of 2007 to the first six-months of 2008.  For the six-month period ended June 30, 2008, net interest income decreased 4.2%, while total noninterest income increased 6.5% from the same period one year ago primarily due to an increase in trust and brokerage fees and service charge income.

Performance Ratios	June 30
	2008	2007

Return on average assets *	0.31%	0.12%
Return on average equity *	4.34%	1.54%
Net interest margin (TEY) *	3.26%	3.43%
Efficiency ratio	82.31%	76.10%

* annualized

Net Interest Income.   Interest income for the six-month periods ended June 30, 2008 and 2007 was $19.6 million and $23.4 million, respectively, while interest expense was $9.2 million through June 30, 2008 and $12.5 million through June 30, 2007, resulting in net interest income of $10.4 million for the first six months of 2008 and $10.8 million for the first six months of 2007.  The decrease in net interest income was reflective of the general decline in the prime rate and the increase in non-performing assets.  The tax equivalent net interest margin for the first six months of 2008 was 3.26%, while the tax equivalent net interest margin for the first six months of 2007 was 3.43%.   The decrease in net interest margin was mainly due to the increase in nonperforming assets, the purposeful decrease in loan volume, and interest rate reductions.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Six Month Periods Ended
	June 30, 2008			June 30, 2007
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$10,383	$156	3.02%	$3,395	$117	6.95%
Federal funds sold	6,104	116	3.82%	5,162	124	4.84%
Securities - taxable	51,255	1,263	4.96%	52,013	1,331	5.16%
Securities - tax exempt (1)	21,190	673	6.39%	19,680	600	6.15%
Loans held for sale	391	-	0.00%	36	-	0.00%
Loans	566,104	17,616	6.26%	568,204	21,406	7.60%
Total interest-earning assets	655,427	19,824	6.07%	648,490	23,578	7.33%
Allowance for loan losses	(8,911)			(7,339)
Cash and due from banks	14,652			12,402
Other assets	32,317			29,546
Total assets	$693,485			$683,099
Liabilities and Stockholders' Equity
Interest-bearing checking	$64,631	$419	1.30%	$42,811	$300	1.41%
Savings	16,010	90	1.13%	14,587	67	0.93%
Money market	133,017	1,702	2.57%	126,993	2,256	3.58%
Certificates of deposit	309,752	5,864	3.81%	340,021	8,765	5.20%
FHLB advances	29,115	573	3.96%	23,178	589	5.12%
Junior subordinated debt	17,527	565	6.48%	17,527	562	6.47%
Total interest-bearing liabilities	570,052	9,213	3.26%	565,117	12,539	4.47%
Noninterest-bearing checking	70,573			62,237
Other liabilities	4,021			4,581
Stockholders' equity	48,839			51,164
Total liabilities and stockholders' equity	$693,485			$683,099
Net interest income		$10,611			$11,039
Rate spread			2.81%			2.86%
Net interest income as a percent of average earning assets			3.26%			3.43%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1.2 million, or 42 basis points (annualized) on average loans during the first half of 2008 as compared to $2.9 million, or 103 basis points (annualized) on average loans for the first half of 2007.  The increased provision recorded for the first half of 2007 was driven by the migration of two lending relationships to the special mention loan category and by higher net charge-offs.   During the first half of 2008, two residential development loans were downgraded to nonaccrual status, offset by three recoveries on residential real estate development loans.  The recoveries were recognized in the disposition of nonperforming loans from the commercial and commercial real estate portfolios.  The allowance for loan losses at June 30, 2008 totaled $8.97 million and was 1.62% of total loans outstanding on that date.  Total net charge-offs for the six-month period ended June 30, 2008 were $409,110, or 15 basis points, annualized, on average loans and were $2,619,633, or 92 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $3.1 million during the first half of 2008.   This was a $190,133, or 6.5%, increase compared to the first half of 2007.  The majority of the increase relates to trust services fee income and service charge income. Trust services fees increased $268,536 from the first six months of 2007 to $1.8 million for the six-month period ended June 30, 2008, reflective of an increase of $204 million, or 34%, in assets under management. Service charge income increased by $145,829, or 29.8%, due primarily to an increase in over-draft fees in connection with the over-draft protection program and also due to an increase in service charges on Health Savings deposit accounts.

Noninterest Expense.   Noninterest expense was $11.1 million for the first six months of 2008 while noninterest expense for the first half of 2007 was $10.5 million.  The main components of noninterest expense for the first half of 2008 were salaries and benefits of $6.1 million, occupancy and equipment costs of $1.5 million, other expense of $757,024, and loan and professional costs of $630,068.  The 2.8% increase in salaries and benefits includes one-time severance payments totaling $210,000 as a result of the downsizing that occurred in April 2008.  The $115,520 increase in other expenses is primarily due to a one-time settlement payment for loan issues.  FDIC Fees increased by $132,576 during the first half of 2008 compared to the same time period in 2007 causing the expenses to be $367,755.  Loan and professional expenses were lower in the first half of 2008 by $95,767, or 13%, primarily due to Indianapolis start-up costs and legal and consulting fees for the 2007 proxy reporting relating to the new compensation disclosure requirements that did not carryover to 2008.

Index

Income Taxes.    During the six-month periods ended June 30, 2008 and 2007, we recorded $156,160 and $29,815 in income tax expense and income tax benefit, respectively.  The effective tax rate recorded was 12.9% through the first six-months of 2008 as compared to (8.2%) for the first six-months of 2007.  The tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.  Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The second quarter showed deposit growth remained flat.  Since 1999, deposits have been generated mainly from in-market sources; however, since 2001 we have expanded our funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  During the first half of 2008, we have focused on increasing our in-market deposits and reducing our brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $64.4 million, or 10.7% of our total funding, at June 30, 2008.   Total deposits at June 30, 2008 were $600.1 million and the loan to deposit ratio was 92.3%.   The Company used loan pay downs to fund investment purchases during the first six months of 2008 bringing the balance to 10.6% of total assets, which follows its strategy to reduce the loan to deposit ratio and increase liquidity.  Total borrowings at June 30, 2008 were $24.2 million.  We expect to experience a decline in loan growth in the near-term due to a shift in management’s strategy, which focuses more on profitability and asset quality, rather than growth. Funding for the new loans will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations and out-of market brokered CDs.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.8 million and $48.2 million at June 30, 2008 and December 31, 2007, respectively. Affecting the change in stockholders’ equity during the first six months of 2008 were dividend payments of $179,104, or $0.44 per share, a $534,995 increase in the unrealized loss on securities available for sale (net of tax) since year end 2007, and net income of $1,053,879.  We also issued 22,127 shares of common stock from stock options exercised for $220,639 and recorded $32,007 of stock compensation expense in total for stock option and restricted stock per FAS123R.  Additionally, we purchased 11,964 shares of Treasury Stock, which completed the purchase of 65,000 approved by the Board of Directors in May 2007.  The weighted average price of purchases for the first six months was $10.49, including fees, during the first six-months of 2008.

During the first six months of 2008, the Company paid dividends once.  The dividend declared and paid was $.044 per share in the first quarter totaling  $179,104.  During the second quarter, the Company issued a press release stating that it elected to forego the declaration of a dividend on its common stock. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2008			December 31, 2007
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	9.52%	5.00%	4.00%	9.31%	5.00%	4.00%
Tier 1 risk-based	11.55%	6.00%	4.00%	10.92%	6.00%	4.00%
Total risk-based	12.92%	10.00%	8.00%	12.08%	10.00%	8.00%

The Bank
Leverage capital	8.40%	5.00%	4.00%	7.99%	5.00%	4.00%
Tier 1 risk-based	10.20%	6.00%	4.00%	9.40%	6.00%	4.00%
Total risk-based	11.45%	10.00%	8.00%	10.65%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

 The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At June 30, 2008, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2008.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchase of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of Publicly Announced Plan or Program	Maximum Number of Shares (or Dollar Value) that May Yet be Purchased Under Plans or Programs

Beginning Balance 12/31/07	53,036	$14.31	53,036	11,964
1/1/2008 - 1/31/2008	-	-	-	-
2/1/2008 - 2/29/2008	-	-	-	-
3/1/2008 - 3/31/2008	6,000	10.94	6,000	5,964
4/1/2008 - 4/30/2008	-	-	-	-
5/1/2008 - 5/31/2008	5,964	10.05	5,964	-
6/1/2008 - 6/30/2008	-	-	-	-
	65,000	$13.61	65,000	-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 20, 2008.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2011:

	Votes For	Votes Withheld
Keith E. Busse	2,876,747	398,176
Michael D. Cahill	2,921,804	353,119
Michael S. Gouloff	2,851,656	423,267
Donald F. Schenkel	2,845,335	429,558
Irene A. Walters	2,870,110	404,813

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Kathryn D. Callen	2009	William G. Niezer	2010
Jerome F. Henry, Jr.	2009	Joseph D. Ruffolo	2009
R.V. Prasad Mantravadi M.D.	2010	John V. Tippmann, Sr.	2010
Debra A. Niezer	2009

Index

(c)	Other matters voted upon and the results of the voting were as follows:

The shareholders voted 3,236,558 in the affirmative and 33,221 in the negative, with 5,143 abstentions, to ratify the appointment of Crowe Chizek and Company LLC as auditors of the Company for 2008.

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

TOWER FINANCIAL CORPORATION

Dated: August 5, 2008	/ s / Michael D. Cahill
Michael D. Cahill, President and
Chief Executive Officer

Dated: August 5, 2008	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer, and Secretary