Form 10-Q
period 2008-09-30
TOWER FINANCIAL CORP
filed 2008-11-12
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 11, 2008: 4,084,432.

Index

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

INDEX

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2008 and December 31, 2007

	(unaudited)	(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$12,847,912	$25,913,449
Short-term investments and interest-earning deposits	812,700	1,781,161
Federal funds sold	21,191,867	6,135,779
Total cash and cash equivalents	34,852,479	33,830,389

Securities available for sale, at fair value	78,165,941	65,227,694
FHLB and FRB stock	4,032,446	3,589,700
Loans held for sale	698,899	3,189,545

Loans	554,760,310	575,744,207
Allowance for loan losses	(9,277,839)	(8,208,162)
Net loans	545,482,471	567,536,045

Premises and equipment, net	8,187,885	9,549,233
Accrued interest receivable	2,801,882	3,246,455
Bank owned life insurance	11,579,500	11,258,517
Other assets	10,259,582	9,065,564

Total assets	$696,061,085	$706,493,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$86,542,430	$71,705,395
Interest-bearing	486,678,851	528,984,076
Total deposits	573,221,281	600,689,471

Federal Home Loan Bank (FHLB) advances	52,700,000	35,100,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	785,047	1,721,972
Other liabilities	3,378,988	3,247,145

Total liabilities	647,612,316	658,285,588

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,149,432 shares issued and 4,084,432 shares outstanding at September 30, 2008 and 4,113,805 shares issued and 4,060,769 shares oustanding at December 31, 2007	39,758,513	39,482,669
Treasury stock, at cost, 65,000 and 53,036 shares at September 30, 2008 and December 31, 2007	(884,376)	(758,827)
Retained earnings	10,413,095	9,208,719
Accumulated other comprehensive income, net of tax of ($431,936) at September 30, 2008 and $141,663 at December 31, 2007	(838,463)	274,993
Total stockholders' equity	48,448,769	48,207,554

Total liabilities and stockholders' equity	$696,061,085	$706,493,142

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2008 and 2007

	(unaudited)		(unaudited)
	Three Months ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest income:
Loans, including fees	$8,303,686	$11,085,796	$25,919,244	$32,492,233
Securities - taxable	734,502	660,063	1,997,272	1,991,226
Securities - tax exempt	220,715	202,210	658,061	598,151
Other interest income	59,938	128,032	331,924	368,686
Total interest income	9,318,841	12,076,101	28,906,501	35,450,296
Interest expense:
Deposits	3,322,465	5,863,839	11,397,623	17,252,182
Short-term borrowings	2,776	15	2,776	532
FHLB advances	284,982	436,366	857,759	1,025,421
Junior subordinated debt	283,071	287,647	847,791	849,253
Total interest expense	3,893,294	6,587,867	13,105,949	19,127,388
Net interest income	5,425,547	5,488,234	15,800,552	16,322,908
Provision for loan losses	1,999,000	5,246,000	3,174,000	8,171,000
Net interest income after provision for loan losses	3,426,547	242,234	12,626,552	8,151,908
Noninterest income:
Trust and brokerage fees	936,689	790,002	2,769,715	2,354,492
Service charges	288,186	234,657	923,540	720,483
Loan broker fees	65,075	58,310	192,945	144,598
Gain (Loss) on sale of securities	6,004	(40,804)	65,841	(42,564)
Other fees	516,267	366,214	969,423	1,150,478
Total noninterest income	1,812,221	1,408,379	4,921,464	4,327,487
Noninterest expense:
Salaries and benefits	2,813,399	2,627,862	8,951,643	8,600,285
Occupancy and equipment	719,498	676,222	2,209,401	2,024,966
Marketing	131,147	138,499	505,363	316,922
Data processing	246,198	230,508	747,128	688,684
Loan and professional costs	326,588	266,687	956,656	992,521
Office supplies and postage	92,452	96,045	288,431	336,888
Courier services	64,858	97,204	229,393	292,975
Business development	140,317	174,503	469,149	516,253
Communication Expense	90,856	61,641	242,579	187,866
FDIC Insurance Premiums	180,036	116,260	547,791	351,439
Other expense	237,450	455,412	994,474	1,096,916
Total noninterest expense	5,042,799	4,940,843	16,142,008	15,405,715
Income (Loss) before income taxes	195,969	(3,290,230)	1,406,008	(2,926,320)
Income tax expense (benefit)	(133,632)	(1,081,984)	22,528	(1,111,800)

Net income (Loss)	$329,601	$(2,208,246)	$1,383,480	$(1,814,520)

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2008 and 2007

	(unaudited)		(unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Other comprehensive income (loss) net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(644,583)	559,775	(1,223,953)	(127,169)
Unrealized gain (loss) on cash flow hedge	(90,761)	115,343	110,497	52,312
Total comprehensive income (loss)	$(405,743)	$(1,533,128)	$270,024	$(1,889,377)

Basic earnings per common share	$0.08	$(0.54)	$0.34	$(0.45)
Diluted earnings per common share	$0.08	$(0.54)	$0.34	$(0.45)
Average common shares outstanding	4,084,432	4,063,750	4,072,762	4,068,677
Average common shares and dilutive potential common shares outstanding	4,086,757	4,063,750	4,081,441	4,068,677

Dividends declared per share	$-	$0.044	$0.044	$0.132

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2008 and 2007
(unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2007	$38,536,406	$12,523,750	$(102,317)	$-	$50,957,839

Net income (loss) for 2007		(1,814,520)			(1,814,520)
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($73,141)			(127,169)		(127,169)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $26,949			52,312		52,312
Total Comprehensive Income					(1,889,377)

Cash dividends paid ($0.132 per share)		(537,185)			(537,185)

Issuance of 71,923 shares of common stock for stock options exercised, including tax benefit	871,383				871,383

Stock compensation expense	61,689				61,689

Repurchase 42,736 shares of common stock				$(634,119)	$(634,119)

Balance, September 30, 2007	$39,469,478	$10,172,045	$(177,174)	$(634,119)	$48,830,230

Balance, January 1, 2008	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008		1,383,480			1,383,480
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($630,522)			(1,223,953)		(1,223,953)

Change in net unrealized gain (loss) on cash flow hedge, net of tax of $56,923			110,497		110,497
Total Comprehensive Income					270,024

Cash dividends paid ($0.044 per share)		(179,104)			(179,104)

Issuance of 22,127 shares of common stock for stock options exercised, including tax benefit	220,639				220,639

Stock compensation expense	55,205				55,205

Repurchase 11,964 shares of common stock				(125,549)	(125,549)

Balance, September 30, 2008	$39,758,513	$10,413,095	$(838,463)	$(884,376)	$48,448,769

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007

	(unaudited)	(unaudited)
	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Cash flows from operating activities:
Net income (loss)	$1,383,480	$(1,814,520)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,043,847	729,747
Provision for loan losses	3,174,000	8,171,000
Stock based compensation expense	55,205	61,689
Earnings on life insurance	(320,983)	(301,578)
(Gain) Loss on sale of securities AFS	(65,841)	42,564
(Gain) Loss on disposal of premises and equipment	(36,697)	10,520
Loans originated for sale	(6,475,527)	(817,221)
Proceeds from sale of loans	8,966,173	5,472,799
Change in accrued interest receivable	444,573	10,553
Proceeds from settlement of interest rate floor	833,750	-
Gain on settlement of interest rate floor	(312,656)	-
Tax benefit from exercise of stock options	-	(112,264)
Change in other assets	796,797	(1,402,777)
Change in accrued interest payable	(936,925)	99,380
Change in other liabilities	131,843	(496,326)
Net cash from operating activities	8,681,039	9,653,566
Cash flows from investing activities:
Net change in loans	(3,178,475)	(54,702,229)
Purchase of loans	-	(3,869,618)
Purchase of securities AFS	(29,907,366)	(6,487,229)
Proceeds from calls and maturities of securities AFS	9,910,750	3,847,191
Proceeds from sale of securities AFS	5,184,945	2,884,311
Purchase of FHLB and FRB Stock	(442,746)	(376,300)
Proceeds from sale of participation loans	20,238,743	12,068,126
Purchase of premises and equipment, net	487,404	(3,813,448)
Net cash from (used in) investing activities	2,293,255	(50,449,196)
Cash flows from financing activities:
Net change in deposits	(27,468,190)	6,083,522
Cash dividends paid	(179,104)	(537,185)
Proceeds from issuance of common stock	-	-
from exercise of stock options	220,639	759,119
Tax benefit from issuance of common stock	-	112,264
Proceeds from FHLB advances	82,950,000	115,893,000
Repayment of FHLB advances	(65,350,000)	(83,693,000)
Repurchase of common stock	(125,549)	(634,119)
Net cash from (used in) financing activities	(9,952,204)	37,983,601
Net change in cash and cash equivalents	1,022,090	(2,812,029)
Cash and cash equivalents, beginning of period	33,830,389	28,864,966
Cash and cash equivalents, end of period	$34,852,479	$26,052,937

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007

	(unaudited)	(unaudited)
	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,042,874	$19,028,009
Income taxes	-	-
Noncash items:
Transfer of loans to other real estate owned	1,819,306	8,662,701

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2008 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007.   The results for the period ended September 30, 2008 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007, 2006, and 2005 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 3 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2008 and September 30, 2007.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 187,925 and 240,802 and 99,804 and 240,802 for the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Basic
Net income (loss)	$329,601	$(2,208,246)	$1,383,480	$(1,814,520)
Weighted average common shares outstanding	4,084,432	4,063,750	4,072,762	4,068,677
Basic earnings per common share	$0.08	$(0.54)	$0.34	$(0.45)

Diluted
Net income (loss)	$329,601	$(2,208,246)	$1,383,480	$(1,814,520)
Weighted average common shares outstanding	4,084,432	4,063,750	4,072,762	4,068,677
Add: dilutive effect of assumed stock option exercises	2,325		8,679
Weighted average common shares and dilutive potential common shares outstanding	4,086,757	4,063,750	4,081,441	4,068,677
Diluted earnings per common share	$0.08	$(0.54)	$0.34	$(0.45)

Index

Note 4 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 206,675 remain outstanding as of September 30, 2008.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $43,955 and $61,689 for the nine-months ended September 30, 2008 and September 30, 2007, respectively.

A summary of the option activity under the Plans as of September 30, 2008 and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	239,802	$11.52		$-
Granted	-
Exercised	(22,127)	$9.96		-
Forfeited or Expired	(11,000)	$14.69		-

Oustanding at September 30, 2008	206,675	$11.52	2.58

Vested or expected to vest at September 30, 2008	205,212	$11.49	2.34	$-

Exercisable at September 30, 2008	195,908	$11.29	2.55	$-

The total intrinsic value of options exercised during the nine-months ended September 30, 2008 and 2007 was $0 and $344,685.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of September 30, 2008, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $21,426.  The remaining expense of $5,860 and $15,566 will be recorded in 2008 and 2009, respectively.

On April 19, 2006, at the Company’s annual meeting of stockholders, the stockholders approved Tower Financial Corporations 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2008, 13,500 restricted shares had been granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will become fully vested and not subject to forfeiture after four years of service from the date of award as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $11,250 for the nine-months ended September 30, 2008.

Index

A summary of the status of the Company’s nonvested restricted shares issued as of September 30, 2008, and changes during the nine-month period ended September 30, 2008, is presented below.

Nonvested Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	$-
Granted	13,500	135,000
Vested	-	-
Forfeited or expired	-	-

Outstanding at September 30, 2008	13,500	135,000

Vested or expected to vest at September 30, 2008	11,665	116,650

Nonvested at September 30, 2008	13,500

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

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  The unrealized gain of $723,000 at the time of settlement remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain will be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  If the Company’s exposure to the original hedged risk ceases to exist, then the entire remaining deferred gain will be immediately recognized on the consolidated statements of operations.

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

Information reported internally for performance assessment follows.

Index

	As of and for the three months ended September 30, 2008
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,683,803	$24,815	$(283,071)	$-	$5,425,547

Non-interest income	721,888	936,956	671,747	(518,370)	$1,812,221

Non-interest expense	4,230,260	682,207	130,332	-	$5,042,799

Noncash items
Provision for loan losses	1,999,000	-	-	-	$1,999,000
Depreciation/Amortization	198,311	10,505	-	-	$208,816

Income tax expense (benefit)	(139,639)	77,264	(71,257)	-	$(133,632)

Segment Profit/(Loss)	316,070	202,300	329,601	(518,370)	$329,601

Balance Sheet Information
Segment Assets	691,632,202	5,896,555	69,008,900	(70,476,572)	$696,061,085

	As of and for the nine months ended September 30, 2008
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$16,564,992	$83,351	$(847,791)	$-	$15,800,552

Non-interest income	2,190,086	2,770,350	2,218,310	(2,257,282)	$4,921,464

Non-interest expense	13,559,557	2,084,834	497,617	-	$16,142,008

Noncash items
Provision for loan losses	3,174,000	-	-	-	$3,174,000
Depreciation/Amortization	879,678	30,963	-	-	$910,641

Income tax expense (benefit)	219,281	313,825	(510,578)	-	$22,528

Segment Profit/(Loss)	1,802,240	455,042	1,383,480	(2,257,282)	$1,383,480

Balance Sheet Information
Segment Assets	691,632,202	5,896,555	69,008,900	(70,476,572)	$696,061,085

Index

	As of and for the three months ended September 30, 2007
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,740,016	$35,865	$(287,647)	$-	$5,488,234

Non-interest income	665,403	790,002	(2,011,526)	1,964,500	1,408,379

Non-interest expense	4,208,721	616,925	115,197	-	4,940,843

Noncash items
Provision for loan losses	5,246,000	-	-	-	5,246,000
Depreciation/Amortization	228,358	9,787	-	-	238,145

Income tax expense (benefit)	(970,159)	94,300	(206,125)	-	(1,081,984)

Segment Profit/(Loss)	(2,079,143)	114,642	(2,208,245)	1,964,500	(2,208,246)

Balance Sheet Information
Segment Assets	704,782,242	6,048,246	69,392,915	(73,309,624)	706,913,779

	As of and for the nine months ended September 30, 2007
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,072,039	$100,122	$(849,253)	$-	$16,322,908

Non-interest income	2,028,063	2,354,602	(1,071,500)	1,016,322	4,327,487

Non-interest expense	13,164,408	1,798,145	443,162	-	15,405,715

Noncash items
Provision for loan losses	8,171,000	-	-	-	8,171,000
Depreciation/Amortization	701,165	28,582	-	-	729,747

Income tax expense (benefit)	(860,235)	297,830	(549,395)	-	(1,111,800)

Segment Profit/(Loss)	(1,375,071)	358,749	(1,814,520)	1,016,322	(1,814,520)

Balance Sheet Information
Segment Assets	704,782,242	6,048,246	69,392,915	(73,309,624)	706,913,779

Index

Note 8 – Loans and Allowance for Loan Losses

Loans at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Balance	%	Balance	%

Commercial	$247,208,892	44.5%	$252,256,668	43.8%
Commercial real estate	153,283,500	27.6%	170,291,883	29.6%
Residential real estate	99,267,653	17.9%	102,162,024	17.7%
Home equity	33,034,692	6.0%	29,508,246	5.1%
Consumer	22,148,149	4.0%	21,750,106	3.8%
Total loans	554,942,886	100.0%	575,968,927	100.0%
Net deferred loan costs	(182,576)		(224,720)
Allowance for loan losses	(9,277,839)		(8,208,162)

Net loans	$545,482,471		$567,536,045

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2008	2007

Beginning balance, January 1	$8,208,162	$6,870,442
Provision charged to operating expense	3,174,000	8,171,000
Charge-offs	(3,460,880)	(8,218,524)
Recoveries	1,356,557	357,506

Ending balance, September 30	$9,277,839	$7,180,424

Net charge-offs to average loans (annualized)	0.50%	1.82%

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2008	December 31, 2007

Specific allocations	$1,711,000	$1,983,000
Loan pool percentage allocations	7,564,000	6,181,000
Unallocated	2,839	44,162

Total allowance for loan losses	$9,277,839	$8,208,162

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2008	December 31, 2007

Loans past due over 90 days and still accruing	$982,106	$-
Troubled debt restructured loans	365,794	639,332
Nonaccrual loans	17,066,349	17,954,861
Total nonperforming loans	$18,414,249	$18,594,193
Other real estate owned	2,431,872	1,451,573
Total nonperforming assets	$20,846,121	$20,045,766

Nonperforming assets to total assets	2.99%	2.84%

Nonperforming loans to total loans	3.32%	3.23%

Index

Note 9 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:

	September 30, 2008	December 31, 2007
5.29% bullet advance, principal due at maturity January 7, 2008		$3,950,000
5.08% bullet advance, principal due at maturity March 17, 2008		3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008		6,000,000
5.16% bullet advance, principal due at maturity April 28, 2008		2,000,000
3.75% variable rate advance, principal due at maturity May 13, 2008		3,000,000
3.75% variable rate advance, principal due at maturity June 11, 2008		1,700,000
3.75% variable rate advance, principal due at maturity June 16, 2008		750,000
3.75% variable rate advance, principal due at maturity June 30, 2008		5,000,000
1.97% variable rate advance, principal due at maturity February 4, 2009	3,500,000	-
1.97% variable rate advance, principal due at maturity February 9, 2009	2,000,000	-
1.97% variable rate advance, principal due at maturity March 9, 2009	3,000,000	-
1.97% variable rate advance, principal due at maturity March 16, 2009	6,000,000	-
1.97% variable rate advance, principal due at maturity March 16, 2009	4,500,000	-
1.97% variable rate advance, principal due at maturity March 17, 2009	5,000,000	-
1.97% variable rate advance, principal due at maturity March 23, 2009	3,500,000	-
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	1,000,000	-
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	-
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	-

	$52,700,000	$35,100,000

Of the total FHLB borrowings at September 30, 2008 and December 31, 2007 no advances had callable options.

At September 30, 2008 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	36,500,000
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$52,700,000

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at September 30, 2008.

	Level 1	Level 2	Level 3	Total
Available-for-sale securities		$77,707,010	$458,931	$78,165,941

The following table represents the changes in the Level 3 fair-value category for the period ended September 30, 2008.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Available-for-sale securities

Beginning Balance, January 1, 2008	$869,055
Net realized/unrealized gains (losses)
Included in earnings
Included in other comprehensive income	(410,124)
Ending Balance, September 30, 2008	$458,931

Total gains (losses) for the period included in earnings attributable to the changes in unrealized gains (losses) relating to assets still held at the reporting date	-

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at September 30, 2008

	Level 1	Level 2	Level 3	Total
Impaired loans			12,765,862	12,765,862

Impaired loans had a carrying value of $14.5 million, with a valuation allowance of $1.7 million at September 30, 2008.  This compares to a carrying value of $9.8 million and a valuation allowance of $2.0 million at January 1, 2008.

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2008 and December 31, 2007 and results of operations for the three- and nine-month periods ended September 30, 2008 and September 30, 2007.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

A comprehensive discussion of the Company’s critical accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and included by reference in Note 2 above.  There have been no material changes in the information regarding our critical accounting policies since December 31, 2007.

Executive Overview

Net Income was $329,601 and $1.4 million for the third quarter 2008 and first nine months of 2008, respectively.  This is an increase from a net loss of ($2,208,246) and ($1,814,520) for the third quarter 2007 and the first nine months of 2007, respectively.  The year-to-date and quarterly change was primarily due to a lower provision.

Net interest income decreased $522,356 or 3.2% from the nine-month period ended September 30, 2007 to the same period ended September 30, 2008.  The decrease was primarily due to the rapid decrease in the prime rate in the first quarter of 2008 coupled with the purposeful decrease of approximately $21.0 million in loan volume.  Although nonperforming assets have remained consistent with balances at December 31, 2007, they have decreased by $3.0 million since June 30, 2008.

Noninterest income increased approximately $593,977 from the nine-month period ended September 30, 2007 to the same period ended September 30, 2008.  Increases were seen in nearly every area, including trust and brokerage fees of $415,223, service charges of $203,057, loan broker fees of $48,347, and gain on sale of securities of $108,405.

Noninterest expenses increased by 2.1% in the third quarter of 2008 compared to third quarter 2007 and 4.8% year-to-date 2008 compared to the same period in 2007.  The increases are due to increased marketing expenses from television commercial production and broadcasting, data processing, employment expenses, and increases in FDIC insurance premiums.

Index

Total assets decreased $10.4 million from December 31, 2007 to September 30, 2008.  The decrease was primarily in the loan portfolio, which decreased $21.0 million or 3.6% and loans held-for-sale, which decreased by $2.5 million.  This was offset somewhat by the increase in investments of $12.9 million.  The decrease in loans was a result of the sale of certain non-performing loans, deterioration of economic conditions, and a change in management’s strategic plan to focus on more profitable relationships verses growth.

Total deposits decreased by $27.5 million from December 31, 2007 to September 30, 2008 as certificates of deposits and out-of-market deposits declined by $51.1 million and $12.8 million, respectively.  Helping to offset the decline were non-interest bearing checking accounts, NOW accounts, and money market accounts which grew by $14.8 million, $11.9 million, and $7.0 million, respectively.

Financial Condition

Total assets were $696.1 million at September 30, 2008 compared to total assets at December 31, 2007 of $706.5 million.  The 1.5% decrease in assets was primarily due to a decrease in loans of $21.0 million, or 3.6%, offset by an increase in long-term investments.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $34.9 million at September 30, 2008, a $1.0 million, or 3.0%, increase from $33.8 million at December 31, 2007. Securities available for sale were $78.2 million at the end of the third quarter of 2008, an increase of $12.9 million from December 31, 2007.  The increase in investments was primarily funded by the pay downs in the loan portfolio to follow the Company’s plan to increase liquidity and lower the loan to deposit ratio.  The increase in long-term investments during the third quarter of 2008 was also reflective of our strategy to increase core deposits and reduce loans outstanding.

Loans Held for Sale.  Loans held for sale decreased $2.5 million during the first nine months of 2008.  These loans at December 31, 2007 were originated by the Indianapolis loan production office.  In June of 2007, when the decision was made to defer further action on the creation of the Indianapolis de novo bank an agreement was reached with a financial institution in the Indianapolis market to sell theses loans at par.  The loans from the Indianapolis loan production office reported at December 31, 2007 were sold during the first quarter of 2008.  The loans held for sale at September 30, 2008 were mortgage loans originated with the intent to sell to other financial institutions.

Loans.  Total loans were $554.8 million at September 30, 2008 reflecting a 3.6% decrease from total loans of $575.7 million at December 31, 2007.  The decline in the loan portfolio occurred mainly in Commercial and Commercial Real Estate loans, which accounted for $22.1 million of the decline in the total loan portfolio since December 31, 2007. The decline in the portfolios is primarily due to the Company’s purposeful plan to reduce loan volume and to focus on asset quality. The overall mix of the loan portfolio has not materially changed since year-end as the total of commercial and commercial real estate loans of the portfolio was 72.1% at September 30, 2008 and 73.4% at December 31, 2007.

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, trouble debt restructured loans, and all nonaccrual loans.  Nonperforming assets have increased from $20.0 million, or 2.84% of total assets, at December 31, 2007 to $20.8 million, or 2.99% of total assets, at September 30, 2008.  Approximately $3.7 million or 17.9% of our nonperforming assets plus delinquencies are currently performing according to the original terms of their contracts.  Some loans have been partially charged down to reflect deterioration in underlying project collateral values despite each operator’s ability thus far to generate sufficient operating cash flow to service required payments.  Management considers the original loan amounts to be impaired justifying the adverse classification, but thinks the current basis fairly represents amounts collectible should the borrower actually default.  Total impaired loans at September 30, 2008 were $18.9 million compared to $21.2 million at December 31, 2007.  The decrease was due to the paydowns received during the first nine months of 2008, loan charge-offs, and sales of collateral.  At September 30, 2008, management believes it has allocated adequate specific allowances for these risks of $1.7 million.  The specific reserves for impaired loans at December 31, 2007 were $2.0 million.

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

Index

The allowance for loan losses at September 30, 2008 was $9.3 million, or 1.67% of total loans outstanding, an increase of $1.1 million from $8.2 million, or 1.43%, at December 31, 2007.   The provision for loan losses during the first nine months of 2008 was $3.2 million compared to $8.2 million in the first nine months of 2007.

The expense to the allowance of $3.2 million during the first nine months of 2008 was primarily due to six commercial and commercial real estate lending relationships being downgraded, the increase in the FAS 114 pool percentages, and the increase in specific reserves on one commercial and two commercial real estate lending relationships.  The downgrades made to the six commercial and commercial real estate loans were made primarily to reflect the change in the borrowers’ ability pay and/or the decrease in the value of collateral reflective of the decline in the real estate market and the recent economic downturn.  The downgrades increased the allowance by approximately $450,000. The allowance for loan loss calculation uses a two-year average of net charge-offs to determine the amount that should be reserved for each loan type on regular, higher quality loans.  Due to large charge-offs taken throughout the year in 2007, the Company has recorded additional expense of approximately $770,000 to the allowance to reflect an increase in the allocation percentages from 51 basis points and 30 basis points at December 31, 2007 to 65 basis points and 79 basis points at September 30, 2008 on Commercial and Commercial Real Estate loans, respectively.  The amount of the allowance allocated to the other pools remained flat during the first nine months of 2008.  During the first nine months, three lending relationships were downgraded to nonaccrual status with specific reserves totaling $1.7 million, of which $1.0 million has been charged off.

Other Assets.   The $1.2 million increase in other assets was primarily attributable to the increase in Other Real Estate Owned of $1.0 million. The increase in Other Real Estate Owned was due to foreclosure on five commercial real estate loans and two residential real estate loan. The increase was offset by the sale of the interest rate floor as discussed in Note 5.  The interest rate floor had a carrying value of approximately $420,000 at the time of settlement.  There was also a deferred tax liability of approximately $140,000 recorded relating to the gain on the sale.  A receivable was recorded in the amount of $415,000 at September 30, 2008 for the amount due from the money market sweep provider for amounts previously paid to customers using that product.  The remainder of the difference in Other Assets is an increase in deferred tax assets.

Deposits.   Total deposits were $573.2 million at September 30, 2008 compared to total deposits at December 31, 2007 of $600.7 million. Along with the decrease in total deposits, the composition of the deposit portfolio changed significantly.  Core deposits increased by $36.4 million, or 9.8%, while non-core deposits decreased by $63.9 million or 27.7% during the first nine months of 2008. The increase in core deposits was primarily in the noninterest-bearing demand deposit accounts and interest-bearing checking accounts since December 31, 2007 by $14.8 million and $11.9 million, respectively.  The increase in the low-cost core deposits was offset by decreases in certificate of deposits greater than $100,000 and brokered certificate of deposits since December 31, 2007 by $51.0 million and $12.8 million, respectively.  At September 30, 2008, brokered CD’s and out of market deposits comprised 10.9% of total deposits, compared to 12.5% as of December 31, 2007.

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2008		December 31, 2007
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$86,542,430	15.1%	$71,705,395	11.9%
Interest-bearing checking	66,826,884	11.7%	54,928,439	9.2%
Money market	142,340,827	24.8%	135,304,113	22.5%
Savings	16,444,172	3.0%	13,746,704	2.3%
Time, under $100,000	94,554,759	16.5%	94,604,892	15.7%
Total Core Deposits	406,709,072	71.0%	370,289,543	61.6%
Non-core Deposits:
In Market Non-core Deposits:
Time, $100,000 and over	104,182,896	18.2%	155,224,215	25.9%
Out-of-Market Non-Core Deposits:
Brokered CD's	62,329,313	10.9%	75,175,713	12.5%
Total Non-core Deposits	166,512,209	29.0%	230,399,928	38.4%

Total deposits	$573,221,281	100.0%	$600,689,471	100.0%

Index

Borrowings.   The Company had borrowings in the amount of $52.7 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2008 and $35.1 million at December 31, 2007.  Of the outstanding advances, 11 are bullet advances totaling $24.2 million and maturing in a range from April 2009 through March 2013.  The other seven outstanding advances are variable rate advances and will mature in a range from February 2009 to March 2009.

Other Liabilities.  Other liabilities increased $131,843 from year-end 2007.  The increase was primarily due to the increases in deferred compensation and deferred director fees totaling $383,240.  The increase was offset by a decrease in the other accrued expenses for the final payment on construction of the Warsaw location.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2008 reflected net income of $329,601 or $.08 per diluted share.   This was a $2.5 million increase over 2007’s third quarter net loss of $2.2 million or ($0.54) per diluted share.  While net interest income was lower in the third quarter of 2008 by $62,687 compared to the third quarter of 2007, the provision expense in 2008 for the same time period was $3.2 million lower than the prior year.  Non-interest income increased by $403,842 in the third quarter 2008 compared to the third quarter 2007, primarily due to the combination of an increase of $146,687 in trust and brokerage fees and a market value gain on an investment held at the Holding Company.  Non-interest expense also increased by $101,956, primarily due to the increase in the employee incentive bonus by $59,499, the decrease in deferred loan cost by $19,400, and the increase in FDIC premiums by $63,776 compared to the third quarter 2007.

Total revenue, defined as net interest income plus total noninterest income, increased from third quarter 2007 to third quarter 2008 by 5.0% to $7.2 million, up from $6.9 million.  For the three-month period ended September 30, 2008, net interest income decreased 1.1%, while total noninterest income increased 28.7% from the same period one year ago primarily due to an increase in trust and brokerage fees, service charges, and loan broker fees.

Performance Ratios	September 30
	2008	2007

Return on average assets *	0.19%	-1.25%
Return on average equity *	2.66%	-17.52%
Net interest margin (TEY) *	3.42%	3.31%
Efficiency ratio	69.67%	71.64%

* annualized

Net Interest Income.   Interest income for the three-month periods ended September 30, 2008 and 2007 was $9.3 million and $12.1 million, respectively, while interest expense for the third quarter was $3.9 million in 2008 and $6.6 million in 2007, resulting in net interest income of  $5.4 million for the third quarter of 2008 and $5.5 million for the third quarter of 2007.  The tax equivalent net interest margin for the third quarter of 2008 was 3.42%, while the tax equivalent net interest margin for the third quarter of 2007 was 3.31%.  The decrease in net interest income was a reflection of the elevated levels of non-performing assets, the sharp decline in interest rates, and management’s purposeful decline in the loan portfolio.  Although non-performing assets are higher than the third quarter 2007, they have decreased $2.9 million since the quarter ending June 30, 2008.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Three Month Period Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$5,641	$27	1.90%	$6,545	$77	4.67%
Federal funds sold	6,636	33	1.98%	4,469	51	4.53%
Securities - taxable	59,096	735	4.95%	51,854	660	5.05%
Securities - tax exempt (1)	21,065	334	6.31%	19,126	306	6.35%
Loan Held for Sale	710	-	0.00%	70	-	0.00%
Loans	551,407	8,304	5.99%	587,531	11,086	7.49%
Total interest-earning assets	644,555	9,433	5.82%	669,595	12,180	7.22%
Allowance for loan losses	(8,995)			(8,731)
Cash and due from banks	15,217			11,546
Other assets	32,178			30,127
Total assets	$682,955			$702,537
Liabilities and Stockholders' Equity
Interest-bearing checking	$68,851	$200	1.16%	$47,381	$183	1.53%
Savings	17,235	43	0.99%	14,797	39	1.05%
Money market	145,448	791	2.16%	120,422	1,187	3.91%
Certificates of deposit	276,206	2,288	3.30%	340,321	4,455	5.19%
Short-term borrowings	452	3	2.64%			-
FHLB advances	31,368	285	3.61%	34,094	436	5.07%
Junior subordinated debt	17,527	283	6.42%	17,527	288	6.52%
Total interest-bearing liabilities	557,087	3,893	2.78%	574,542	6,588	4.55%
Noninterest-bearing checking	72,845			73,219
Other liabilities	3,529			4,762
Stockholders' equity	49,494			50,014
Total liabilities and stockholders' equity	$682,955			$702,537
Net interest income		$5,540			$5,592
Rate spread			3.04%			2.67%
Net interest income as a percent of average earning assets			3.42%			3.31%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $2.0 million or 145 basis points on average loans (annualized) during the third quarter of 2008 as compared to $5.2 million, or 357 basis points on average loans (annualized) for the third quarter of 2007.  The provision recorded in the third quarter of 2008 was primarily due to downgrading several loans from the “Watch” category to the “Special Mention” and “Substandard” categories on the watchlist.  Due to downgrading these loans, an additional $690,000 was recorded to increase the allowance for loan losses.  The allowance for loan losses at September 30, 2008 totaled $9.3 million and was 1.67% of total loans outstanding on that date.  Total net charge-offs for the three-month period ended September 30, 2008 were $1.6 million, or 114 basis points, annualized, on average loans and were $5.2 million, or 354 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.8 million during the third quarter of 2008.   This was a $403,842, or 28.7%, increase compared to the third quarter of 2007.  Trust services fee income, service charges, loan broker fees, and other fee revenue all contributed to the increase. Trust services fees increased $146,687 from the third quarter of 2007 to $936,689 for the three-month period ended September 30, 2008, reflective of an increase of $95 million, or 11.5%, in assets under management.  Service charge revenue increased $53,529, or 22.8%, from $234,657 for the three-month period ending September 30, 2007 to $288,186 for the same period ended September 30, 2008.  The increase was primarily from an increase in over-draft fees and in service charges on deposit accounts.  Other fee revenue increased by $150,053, or 41.0%, primarily due to the gain of $144,708 recorded for a limited partnership investment at the Holding Company.

Index

Noninterest Expense.   Noninterest expense was $5.0 million for the third quarter of 2008 while noninterest expense for the three-month period ended September 30, 2007 was $4.9 million.  The main components of noninterest expense for the third quarter of 2008 were salaries and benefits of $2.8 million and occupancy and equipment costs of $719,948.  Total employment expenses increased $185,537 for the third quarter 2008 compared to the third quarter 2007; however, the salary expense has steadily decreased during the first nine months of 2008.  Other expenses were $237,450 in the third quarter 2008, a $217,962 decrease from the same quarter 2007.  FDIC premiums increased $63,776, or 54.9%, from $116,260 at September 30, 2007 to $180,036 at September 30, 2008.

Income Taxes.    During the quarters ended September 30, 2008 and 2007, we recorded $133,632 and $1.1 million in income tax benefit, respectively.  The effective tax rate recorded was (68.2%) for third quarter 2008 as compared to (32.9%) for third quarter 2007.  The tax benefit in 2007 and 2008 is the result of excess tax-exempt income over net income and carryforward losses.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2008 reflected net income of $1.4 million, or $0.34 per diluted share.   This was a $3.2 million increase over 2007’s nine-month period net loss of $1.8 million, or $(0.45) per diluted share.   The operating results for the nine-month period ended September 30, 2008 were favorable compared to the same period in 2007 primarily due to a strategic plan to improve asset quality through a reduction of loans outstanding, a reduction of non-performing assets, and a reduction in non-interest expenses.

Total revenue, defined as net interest income plus total noninterest income, remained relatively unchanged at $20.7 million in the first three quarters of 2007 and 2008.  For the nine-month period ended September 30, 2008, net interest income decreased 3.2%, while total noninterest income increased 13.7% from the same period one year ago primarily due to an increase in trust and brokerage fees, loan broker fees, and service charge income.

Performance Ratios	September 30
	2008	2007

Return on average assets *	0.27%	-0.35%
Return on average equity *	3.77%	-4.78%
Net interest margin (TEY) *	3.31%	3.39%
Efficiency ratio	77.90%	74.60%

* annualized

Net Interest Income.   Interest income for the nine-month periods ended September 30, 2008 and 2007 was $28.9 million and $35.5 million, respectively, while interest expense was $13.1 million through September 30, 2008 and $19.1 million through September 30, 2007, resulting in net interest income of $15.8 million for the first nine months of 2008 and $16.3 million for the first nine months of 2007.  The decrease in net interest income was reflective of the general decline in the prime rate.  The tax equivalent net interest margin for the first nine months of 2008 was 3.31%, while the tax equivalent net interest margin for the first nine months of 2007 was 3.39%.   The decrease in net interest margin is due to the elevated levels of non-performing assets, the declining interest rates, and management’s purposeful decrease in total loans.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	At and For The Nine Month Periods Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and
interest-earning deposits	$8,802	$182	2.76%	$4,445	$194	5.84%
Federal funds sold	6,281	150	3.19%	4,931	175	4.74%
Securities - taxable	53,869	1,997	4.95%	51,960	1,991	5.12%
Securities - tax exempt (1)	21,148	997	6.30%	19,495	906	6.21%
Loans held for sale	497	-	0.00%	48	-	0.00%
Loans	561,205	25,919	6.17%	574,670	32,492	7.56%
Total interest-earning assets	651,802	29,245	5.99%	655,549	35,758	7.29%
Allowance for loan losses	(8,939)			(7,803)
Cash and due from banks	14,841			12,117
Other assets	32,271			29,764
Total assets	$689,975			$689,627
Liabilities and Stockholders' Equity
Interest-bearing checking	$66,038	$619	1.25%	$44,335	$482	1.45%
Savings	16,418	133	1.08%	14,657	106	0.97%
Money market	137,161	2,493	2.43%	124,803	3,443	3.69%
Certificates of deposit	298,569	8,152	3.65%	340,121	13,221	5.20%
Federal funds purchased	-	-	0.00%	48	1	2.79%
Short-term borrowings	151	3	2.65%	-	-	0.00%
FHLB advances	29,866	858	3.84%	26,817	1,025	5.11%
Junior subordinated debt	17,527	848	6.46%	17,527	849	6.48%
Total interest-bearing liabilities	565,730	13,106	3.09%	568,308	19,127	4.50%
Noninterest-bearing checking	71,331			65,898
Other liabilities	3,857			4,641
Stockholders' equity	49,057			50,780
Total liabilities and stockholders' equity	$689,975			$689,627
Net interest income		$16,139			$16,631
Rate spread			2.90%			2.79%
Net interest income as a percent of average earning assets			3.31%			3.39%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $3.2 million, or 75 basis points (annualized) on average loans during the first nine months of 2008 as compared to $8.2 million, or 190 basis points (annualized) on average loans for the first nine months of 2007.  The provision recorded for the first nine months of 2008 was driven by the migration of several lending relationships down the watchlist and by net charge-offs of $2.0 million.  During the first nine months of 2008, four commercial and five commercial real estate lending relationships were charged off in the amount of $2.8 million, offset by six recoveries in the same loan categories in the amount of $1.3 million.  The recoveries were recognized in the disposition of nonperforming loans from the commercial and commercial real estate portfolios.  The allowance for loan losses at September 30, 2008 totaled $9.3 million and was 1.67% of total loans outstanding on that date.  Total net charge-offs for the nine-month period ended September 30, 2008 were $2.0 million, or 47 basis points, annualized, on average loans and were $7.9 million, or 183 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $4.9 million during the first nine months of 2008.   This was a $593,977, or 13.7%, increase compared to the first nine months of 2007.  The majority of the increase relates to trust services fee income and service charge income. Trust services fees increased $415,223 from the first nine months of 2007 to $2.8 million for the nine-month period ended September 30, 2008, reflective of an increase of $103.6 million in assets under management. Service charge income increased by $203,057, or 28.2%, due primarily to an increase in over-draft fees in connection with the over-draft protection program and also due to an increase in service charges on Health Savings deposit accounts.

Index

Noninterest Expense.   Noninterest expense was $16.1 million for the first nine months of 2008 while noninterest expense for the first nine months of 2007 was $15.4 million.  The main components of noninterest expense for the first nine months of 2008 were salaries and benefits of $9.0 million, occupancy and equipment costs of $2.2 million, other expense of $994,474, and loan and professional costs of $956,656.  The 4.1% increase in salaries and benefits includes one-time severance payments totaling $210,000 as a result of the downsizing that occurred in April 2008.  The $102,442 decrease in other expenses is primarily due to a decrease in expenses related to other real estate owned.  FDIC Fees increased by $196,352 from $351,439 at September 30, 2007 to $547,791 at September 30, 2008.  Loan and professional expenses were lower in the first nine months of 2008 by $35,865, or 3.6%, primarily due to Indianapolis start-up costs and legal and consulting fees for the 2007 proxy reporting relating to the new compensation disclosure requirements that did not carryover to 2008.

Income Taxes.    During the nine-month periods ended September 30, 2008 and 2007, we recorded $22,528 and $1.1 million in income tax expense and income tax benefit, respectively.  The effective tax rate recorded was 1.6% through the first nine months of 2008 as compared to (38%) for the first nine months of 2007.  The lower effective tax rate and the tax benefit in 2007 is the result of excess tax-exempt income over net income.  Tax-exempt income includes earnings on bank-owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity.  Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The third quarter showed total deposits declined by $27.5 million.  Since 1999, deposits have been generated mainly from in-market sources; however, since 2001 we have expanded our funding base to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  During the first nine months of 2008, we have focused on increasing our in-market deposits and reducing our brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $62.3 million, or 10.9% of our total funding, at September 30, 2008.   Total deposits at September 30, 2008 were $573.2 million and the loan to deposit ratio was 96.8%.   The Company used loan pay downs to fund investment purchases during the first nine months of 2008 bringing the balance to 11.2% of total assets, which follows its strategy to reduce the loan to deposit ratio and increase liquidity.  Total borrowings at September 30, 2008 were $52.7 million.  We expect loan growth to level out or slightly decline in the near future.  Funding for the new loans will continue to come from a combination of in-market sources as funds are available through the marketing of products and the development of branch locations and out-of market brokered CDs.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.4 million and $48.2 million at September 30, 2008 and December 31, 2007, respectively. Affecting the change in stockholders’ equity during the first nine months of 2008 were dividend payments of $179,104, or $0.044 per share, a $1.2 million increase in the unrealized loss on securities available for sale (net of tax) since year end 2007, an increase in the unrealized gain on the cash flow hedge of $110,497, and net income of $1.4 million.  We also issued 22,127 shares of common stock from stock options exercised for $220,639 and recorded $55,205 of stock compensation expense in total for stock option and restricted stock per FAS123R.  Additionally, we purchased 11,964 shares of Treasury Stock, which completed the purchase of 65,000 approved by the Board of Directors in May 2007.  The weighted average price of purchases for the first nine months of 2008 can be found at Item 2.

During the first nine months of 2008, the Company paid dividends once.  The dividend declared and paid was $.044 per share in the first quarter totaling $179,104.  During the second quarter, the Company issued a press release stating that it elected to forego the declaration of a dividend on its common stock. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2008			December 31, 2007
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	9.62%	5.00%	4.00%	9.31%	5.00%	4.00%
Tier 1 risk-based	11.69%	6.00%	4.00%	10.92%	6.00%	4.00%
Total risk-based	13.04%	10.00%	8.00%	12.08%	10.00%	8.00%

The Bank
Leverage capital	9.00%	5.00%	4.00%	7.99%	5.00%	4.00%
Tier 1 risk-based	10.89%	6.00%	4.00%	9.40%	6.00%	4.00%
Total risk-based	12.14%	10.00%	8.00%	10.65%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At September 30, 2008, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2008.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchase of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of Publicly Announced Plan or Program	Maximum Number of Shares (or Dollar Value) that May Yet be Purchased Under Plans or Programs

Beginning Balance 12/31/07	53,036	$14.31	53,036	11,964
1/1/2008 - 1/31/2008	-	-	-	-
2/1/2008 - 2/29/2008	-	-	-	-
3/1/2008 - 3/31/2008	6,000	10.94	6,000	5,964
4/1/2008 - 4/30/2008	-	-	-	-
5/1/2008 - 5/31/2008	5,964	10.05	5,964	-
6/1/2008 - 6/30/2008	-	-	-	-
7/1/2008 - 7/31/2008
8/1/2008 - 8/31/2008
9/1/2008 - 9/30/2008	-	-	-	-
	65,000	$13.61	65,000	-

Item 6.   EXHIBITS

(a)	Exhibits.

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

TOWER FINANCIAL CORPORATION

Dated: (November 14), 2008	/ s / Michael D. Cahill
Michael D. Cahill, President and
Chief Executive Officer

Dated: (November 14), 2008	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer, and Secretary