Form 10-K
period 2008-12-31
TOWER FINANCIAL CORP
filed 2009-03-12
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2008 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $27,232,416

Number of shares of Common Stock outstanding at March 5, 2009: 4,084,432

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report

Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2008

PART I

ITEM 1	BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a bank holding company with one bank subsidiary, Tower Bank & Trust (the “Bank” or “Tower Bank”), a trust company subsidiary, Tower Trust Company (the “Trust Company”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. The Trust Company is an Indiana Corporation formed on January 1, 2006.  Tower Capital Trust 2 and Tower Capital Trust 3 are unconsolidated, wholly owned Delaware statutory business trusts formed in December 2005 and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long term investments, and an indirect wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation is a Maryland real estate investment trust, or “REIT”, formed as well on July 1, 2006.  The REIT purchases mortgage-backed real estate loans from the Bank.

The Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from six locations in the metropolitan area of Fort Wayne, Allen County, Indiana, and one location in Warsaw, Indiana.  The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Prior to 2006, trust investment and management services were offered by the Bank but are now offered by the Trust Company.

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as our corporate headquarters.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding our anticipated results or expectations, including our business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	our dependence on a favorable local economy in the Bank’s primary service area;
•	the effect of general economic and monetary conditions on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the risk of losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;

•	general changes in real estate, business and general property valuations underlying secured loans;
•	the effect of banking regulation on the Bank’s ability to grow and compete;
•	restrictions imposed on us by regulators; and
•	our dependence on key banking and management personnel.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our businesses.

Tower Bank & Trust Company

Lending
We generally make loans to individuals and businesses located within our market area. Our loan portfolio at December 31, 2008 consisted of commercial and commercial real estate loans (72.7%), residential mortgage loans (17.5%) and personal loans (9.8%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $10.3 million, based on the legal lending limit of 15% of the Bank’s total risk based capital.

Commercial Loans. Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, our customers' financing requirements range from $100,000 to $4.0 million.  Commercial and industrial loans comprised approximately 45.5% of total loans at December 31, 2008, up from 43.8% at December 31, 2007.  The majority of these are secured by a lien on equipment, inventory and/or other assets.  Commercial real estate loans comprised approximately 27.2% of total loans at December 31, 2008, down from 29.6% at December 31, 2007.  Some commercial and industrial loans and some commercial real estate loans have fixed, while other have floating interest rates and such loans typically have maturities of 1 to 5 years.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent not only upon general economic conditions and the continuing merits of the particular real estate development project securing the loan, but also, and importantly, upon the underlying value of the collateral and the borrower’s financial health and liquidity.  For example, during 2007, we took additional provisions for loan losses and wrote down the value of a group of real estate loans to a number of different, yet some related, borrowers involving nearby residential developments.  We believed it was necessary to take additional provisions due to the slower than anticipated development of those projects, the deterioration in the local market for the affected lots and in the collateral value of those lots, and the uncertainty of collection from the borrowers.  Although the original underwriting decisions regarding these loans were made a number of years ago, and although we believed we had adequate underwriting standards and lending approvals in place at the time, our recent experience revealed various shortcomings in those standards and procedures.

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

In 2008, we continued to focus on improving asset quality and increasing profitability.  To accomplish these goals, we undertook an action plan to decrease the amount of nonperforming loans from our portfolio through sale of some of the loans and/or liquidation of collateral, encouraging and cooperating in refinancing certain loans through other financial institutions, or taking additional charges against certain loans.  Additionally, we have marshaled additional resources to increase the speed in reacting to and dealing with potential deterioration of borrowers’ assets.

Mortgage Banking. We provide both fixed and variable rate, long-term residential mortgage loans to our customers. Our general policy, which is subject to periodic review by management, is to sell the majority of loans originated on the secondary market and retain those loans where we have ongoing and multiple customer relationships and that keep our portfolio at required balances and support our commitment to our customers and community.  All other loans are immediately sold, or are originated on a brokered basis for another investor.  We utilize both correspondent and wholesale delivery methods for sold loans where we may also have delegated underwriting and closing responsibility.   We typically charge an average of 1.5% of the loan amount between the service release premium and fees on sold and brokered loans. We do not retain servicing rights with respect to residential mortgage loans that we broker or sell. During 2008, we originated $33.2 million in construction loans and $26.3 million of residential mortgage loans, of which we retained $11.1 million, sold $9.8 million in the secondary market, and brokered $5.1 million.  These loans were a combination of jumbo whole loans, government loan programs (FHA/VA), and traditional conventional loan products.  We neither originated nor purchased any subprime loans in 2008.

	For the years ended December 31,
($ in thousands)	2008	2007	2006

Real estate mortgage loans originated and retained	$11,126	$55,510	$29,200
Real estate mortgage loans originated and sold	9,789	2,489	-
Real estate mortgages purchased	-	3,104	14,024
Real estate mortgages brokered	5,377	11,292	7,272

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

During 2008, we continued to pursue a policy of conservative loan underwriting, with an emphasis on our borrower’s amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans, and we believe that consumer loans are important to our efforts to serve the credit needs of our customer base.  Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average.  This held true in 2008 as well.

Lending Policies
Loan Policies. Although we maintain a competitive approach to lending, we strive to underwrite high quality loans.  We employ written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Loan and Investment Committee and our Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our lending operations, while recognizing that not all loan outcomes and results can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer or the Senior Vice President of Risk Management where appropriate.

In 2004, we created a separate credit department to provide support to our lenders during the underwriting process and to perform certain reporting and loan administration functions.  The primary reason for the creation of the credit department was that we recognized that some of our loan underwriting standards and procedures prior to 2004 were not adequate to have identified and properly scrutinized a group of real estate development loans.  In 2005, we adopted and strengthened a Loan & Investment Committee Charter, outlining the duties and responsibilities of that committee and mandating various reporting requirements to management.  During 2007, we established a Risk Management Department to bring the Loan Review, Collections, Internal Audit, and Compliance areas under unitary supervision with direct report responsibilities to the board.  During 2008, in order to provide guidance, oversight, and management in a more frequent and intense manner, the individual department managers spread their own loan portfolios amongst the other lenders in the Bank.  Also during 2008, we decided to outsource our Internal Audit and Loan Review functions to an independent accounting firm.

Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 established regulatory and supervisory loan-to-value limits. Our internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.  However, exceptions may be made to these limits and are allowable under the regulatory rules as long as the aggregate balance of these exceptions does not exceed certain capital thresholds.  In late 2006, we tightened our policy surrounding these exceptions, lowering aggregate exception balances by 16% from 2006 to 2007 and by an additional 25% from 2007 to 2008.  Exception balances are below the capital thresholds established by regulatory rules

Our loan policies also establish an “in-house” guideline limit on the aggregate amount of loans to any one borrower. This limit is currently 75% of our legal lending limit, which for 2008 was approximately $7.7 million. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses and (v) other matters relating to our lending practices.

Source of Funds
Funding Sources. In 2008, we made capital contributions to the Bank totaling $3.6 million from the Holding Company to not only maintain but surpass the ‘well capitalized’ designation within the banking industry.  Also in 2008, the Trust Company made capital contributions to the Holding Company in the amount of $800,000.  In 2007, we made capital contributions of $4.5 million due to losses incurred primarily from significant write-downs taken in the loan portfolio.  No capital contributions were made in 2006.  The Loan and Investment Committee has approved an additional $750,000 capital contribution from the Holding Company to the Bank in 2009.  The full contribution amount of $750,000 was made in January 2009.

On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing. A component of our strategic plan included a change in the deposit mix to assist us in increasing profitability and improving liquidity. Two events occurred in 2008 to assist us with the change in our deposit mix.  First, the 400 basis point drop in the federal funds rate caused our variable rate certificate of deposit products to be a less attractive option for our customers, as it is directly tied to the federal funds rate.  With the drop in rates, customers chose to select other avenues for investing their money as these deposits matured.  The second event in 2008 was the increase in the FDIC insurance to $250,000 for all interest-bearing accounts and an unlimited amount for non-interest bearing accounts.  The deposit mix started to change due to these events as customers chose to move money into an account that was fully insured or to one that offered better rates depending on their intentions for the deposits.  By the end of 2008, the core deposits comprised 69.4% of total deposits compared to 61.6% at December 31, 2007.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our primary market area. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, health savings accounts, and money market accounts, certificates of deposit and direct deposit services, and telephone and Internet banking. We also offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003. Prior to 2004, these out-of-market deposits were generated by direct negotiation with out-of-market banks and credit unions and through negotiated transactions with brokers. Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposits, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2008, the average cost of funds on out-of-market deposits was 4.41%, while the average cost of funds on in-market deposits was 2.23%. Toward the end of 2008, local competitors offered deposit rates that were outside the “normal” market pricing.  By the end of 2008, it was less costly to purchase out-of-market deposits or take advances from the Federal Home Loan Bank than to bring in new monies from within the local market.  In the fourth quarter of 2008, we were able to borrow from the Federal Home Loan Bank at a rate of 0.65% through short-term variable rate advances.  At December 31, 2008, approximately 85.6% of our deposits were generated in-market, while 14.4% were out-of-market deposits, compared to 87.5% of in-market deposits in 2007 and 12.5% out-of-market.  Deposits at December 31, 2008, 2007 and 2006 are summarized as follows:

	2008		2007		2006
($ in thousands)	Balance	%	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$82,107	14.0%	$71,705	11.9%	$77,772	13.3%
Interest-bearing checking	73,452	12.5%	54,928	9.1%	37,537	6.4%
Money market	140,385	24.0%	135,304	22.5%	123,388	21.0%
Savings	17,050	2.9%	13,747	2.3%	12,488	2.1%
Time, under $100,000	93,765	16.0%	94,605	15.8%	85,171	14.5%
Total Core Deposits	406,759	69.4%	370,289	61.6%	336,356	57.3%
Non-core Deposits:
In-market non-core deposits:
Time, $100,000 and over	94,927	16.2%	155,224	25.9%	165,863	28.3%
Out-of-market non-core deposits:
Brokered CDs	84,551	14.4%	75,176	12.5%	84,551	14.4%
Total Non-core Deposits	179,478	30.6%	230,400	38.4%	250,414	42.7%

Total deposits	$586,237	100.0%	$600,689	100.0%	$586,770	100.0%

Investments
We invest funds which we retain from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of United States commercial banks, commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization, or trust preferred securities. We are permitted to make limited portfolio investments in equity securities.  We currently have only two investments, a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana and an equity investment of $1 million in a limited partnership focused on financial holding companies, primarily bank holding companies. As of December 31, 2008, these investments carried a value of $909,092 and were recorded in other assets.  Due to the volatility of the investment in the limited partnership as well as the accounting treatment for the investment, the board of directors approved the gradual liquidation of this investment.  The limited partnership agreement states that a written request to withdraw must be made at least 65 days prior to the withdraw date.  The request was made on October 14, 2008 to withdraw $500,000 from the investment based on the balance at December 31, 2008.  The funds were received on January 15, 2009.  The remaining balance will be liquidated in increments of $250,000 quarterly and in accordance with the limited partnership agreement.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or as a result of foreclosure upon loans and which at December 31, 2008 amounted to less than $2.7 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions.  We are also permitted to invest an aggregate amount not to exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities. Our Board of Directors may alter our investment policy without shareholders’ approval.

Tower Trust Company

Prior to January 1, 2006, we provided our trust and investment management services through a division of Tower Bank & Trust Company. On January 1, 2006, the Bank transferred the business, employees, assets, liabilities, and customers to our new wholly-owned subsidiary, Tower Trust Company.

Investment Management and Trust Services. Our investment management and trust services provide a wide range of traditional personal trust services to customers in our market area. Our trust services include estate planning and money management, as well as traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. We believe that by offering trust services through personalized client service, an experienced professional staff, and a tailored approach to investments that we can enhance and leverage client relationships. We believe that our approach to investment management and trust services has contributed to growth in assets under management to $538.3 million at December 31, 2008. More importantly, we believe that this approach should allow for continued growth in assets under management and resulting trust services revenues.

The following table reflects assets under management and revenue derived from trust services for the periods indicated.

	For the years ended December 31,
($ in thousands)	2008	2007	2006

Assets under management	$538,270	$516,863	$501,533
Number of accounts	656	621	630
Average account size	$820	$832	$796
Trust revenue	$2,948	$2,833	$2,585

Tower Investment Services. In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. The services have been provided through PrimeVest Financial Services, Inc., an ING company.  Tower Investment Services offers our clients comprehensive brokerage capabilities. PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $97.0 million in assets under management at December 31, 2008, compared to $92.5 million at December 31, 2007.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2008	2007	2006

Assets under management	$97,010	$92,488	$65,665
Number of accounts	913	851	552
Average account size	$106	$109	$119
Investment services revenue	$572	$460	$217

Effect of Government Monetary Policies

We, our performance and our results, are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. During 2008 and into 2009, the Federal Reserve lowered the federal funds discount rate seven times, to 0.25% or below.  The drop in interest rates has had a two-fold effect on the Company.  First, it directly impacted our interest margin; therefore, resulting in a decrease in net interest income from 2007 to 2008.  The decrease in rates also had a direct impact on the variable rate certificate of deposit product, which is based on the fed funds discount rate.  When rates were high, the product offered a very nice return for our customers, but accounted for a significant portion of our interest expense.  In a low interest rate environment, our customers tend to pull their funds out of the product and put their funds into a more attractive option, whether or not that is with the Bank.  In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, we can make no prediction as to possible future changes in interest rates, deposit levels, loan demand or the affect thereof on our business.

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

Insurance of Deposit Accounts. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Effective for the first quarter of 2007, the FDIC adopted a new risk based assessment system.  Under the new system, the banks are evaluated based on three primary sources of information:  supervisory ratings, financial ratios, and long-term debt issuer ratings (for large institutions only).  This new assessment method resulted in significant increases for Tower Bank and many others.  However, the FDIC also provided credits to institutions that paid what they considered to be high premiums in the past, pre-1996.  Therefore, many of those banks had credits to offset the large premium increases in 2007 and probably will for the immediate future as well.  Due to a large number of bank failures throughout the United States in 2008, the FDIC deposit insurance fund has been depleted and requires additional assessments to replenish the fund to an acceptable level.  Premiums have not only increased to replenish the fund, but because of additional operating expenses the FDIC will incur due to increased resolution activities expected in 2009.  Also in 2008, the FDIC increased the limit of insured funds to $250,000 on interest bearing deposits and an unlimited amount on non-interest bearing deposits compared to the previous limit of $100,000 on all deposits.  This increase is in effect at least until December 31, 2009 to ease the fears of banking customers after the recent bank failures in 2008.  Based on the expectations of these additional costs, the FDIC has stated that it will once again raise assessment rates effective for the first quarter of 2009 which will cause an increase of 70% from the Company’s 2008 assessment.

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

Under the Community Reinvestment Act (or “CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated as all of Allen County and Warsaw, Indiana.  The Bank’s Board of Directors is required to review the appropriateness of this delineation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

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

Competition

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne and Allen County metropolitan area.  In 2007 and 2008 six additional banks entered the market, bringing the total banking institutions, excluding credit unions, to twenty one.  The new banks include regional banks: Huntington and Old National, along with community banks: First Federal of the Midwest, Citizens National, State Bank & Trust, and Woodforest National.  Additionally, the during latter portion of 2008, National City Bank, a large regional bank that currently ranks second in our marketplace in total deposit share, was purchased by PNC Bank. The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank also faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of the Bank’s competitors have been in business for many years more than the Bank, have established customer bases, and are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank’s ability to compete favorably in attracting individuals and small- to medium-sized businesses.  Since 2002, the Bank has ranked fourth in our market-place in total deposit share and continues to gain ground on the top three, comprised of JP Morgan Chase, Wells Fargo, and National City (now PNC).

Employees

As of December 31, 2008, we had 179 employees, including approximately 174 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

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

Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Our Business Has Been and May Continue to be Adversely Affected by Current Conditions in the Financial Markets And Economic Conditions Generally.

Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009. In addition, as a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

There can be no Assurance That the Recently Enacted Emergency Economic Stabilization Act of 2008 (the "EESA") and Other Recently Enacted or Anticipated Government Programs Will Help Stabilize the U.S. Financial System

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program ("TLG Program"), from which we did not "opt-out." However, there can be no assurance that we will participate in the TARP program, that we will issue any guaranteed debt under the TLG Program, or that we will participate in any other stabilization programs in the future.

There can also be no assurance as to the actual impact that the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation

We have relatively high amounts of commercial, commercial real estate and development loans, and these loans have more credit risk than residential mortgage loans.

We generally invest a greater proportion of our assets in loans secured by business assets and commercial real estate than financial institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate, commercial business and development loans generally involve a higher degree of credit risk than residential mortgage lending, due primarily to the relatively larger amounts loaned to individual borrowers. While we did not engage in the business of sub-prime lending, our construction, land development and land loan portfolio, along with our commercial loan portfolio and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market.  Moreover, many of our borrowers also have more than one commercial real estate, commercial business or development loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss and could have a material adverse impact on our business and results.  During 2007, for example, as described earlier in this report, we were required to take substantial third quarter and fourth quarter write-downs and to make certain additional provisions for loan losses related to a group of real estate development loans we made prior to 2004, to multiple borrowers.

We have an elevated amount of non-performing assets, which has affected and could continue to adversely affect our net interest margin and our results.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  Although the absolute level of non-performing assets decreased from $20.0 million at December 31, 2007 to $19.7 million at December 31, 2008 and although non-performing loans are beginning to decrease due to increased and more effective loan administration, there is still an above level amount of non-performing assets on our books.  These and other non-performing loans, even if they are eventually collected, in whole or in part, take longer periods of time to work out, which result in loss of income and/or principal during the workout period, and also require additional resources.

We May be Required to Make Further Increases in Our Provisions for Loan Losses and to Charge Off Additional Loans in the Future, Which Could Adversely Affect Our Results of Operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents our best estimate of probable incurred losses within our existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes from time to time. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or market conditions were to change. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue with uninterrupted access to the brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard, and we may be compelled to seek additional sources of financing in the future. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we diversify our due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financials of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

Changes in market interest rates have adversely affected and could continue to adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally reprice or mature more quickly than our interest-earning liabilities. Prior to June 30, 2004, interest rates had been at historically low levels. Subsequent to that date, the U.S. Federal Reserve began to increase its target federal funds rate from a low 1.00% to a high of 5.25% in June of 2006.  It remained at 5.25% through September of 2007, at which time the Federal Reserve began to again lower the federal funds rate, which stood at 4.25% as of December 31, 2007.  In 2008, the federal funds rate continued to decrease to a low of 0.00% to 0.25% at December 31, 2008.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent that our fixed rate loans do not reprice (or approximately 51.0% of our loans as of December 31, 2008).  In such case, rates paid on non-term deposit accounts will rise, thus also decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

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

Changes in interest rates also affect the value of our interest earning assets and, in particular, our securities portfolio held for investment. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on shareholders’ equity.

Our loan growth has historically outpaced our ability to generate lower cost in-market deposits, and this has required us to find alternative funding sources, which to the extent thereof adversely affects our net interest margin.

Our loan growth has historically outpaced our ability to fund that loan growth with in-market deposits, and accordingly, we have been required to go to alternative funding sources, such as out-of-market deposits; (typically certificates of deposit) purchased from brokers, borrowings from the Federal Home Loan Bank, and/or from the issuance of Trust Preferred Securities. However, in 2008, we purposefully allowed our loan portfolio to decrease to be able to focus on improving asset quality, increasing liquidity, and improving profitability.  This decrease in the loan portfolio allowed us to be less dependent on in-market and out-of-market deposits for funding.  Typically, our interest margins are adversely affected to the extent that we must access such alternative funding sources.  Due to significant decreases in interest rates toward the end of 2008, we found it more advantageous to increase our borrowings from the FHLB and out-of-market deposits for funding of loans and investments than to increase our in-market deposits at competitive rates at the end of December.  We cannot assure you, however, that we will continue to be able to do this under current market conditions.

Concern of Customers Over Deposit Insurance May Cause a Decrease in Deposits

With recent increased concerns about bank failures, customers may be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in such deposits may adversely affect our funding costs and net income.

Our Deposit Insurance Premium Could be Substantially Higher in the Future, Which Could Have a Material Adverse Effect on Our Future Earnings

The FDIC insures deposits at FDIC insured financial institutions, such as the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Commencing with the first quarter of 2009, our FDIC deposit assessment rates increased by seventy percent to an annualized level of $1,020,000, compared to $697,063 for 2008.

Technological advances may adversely impact Tower Financial Corporation’s business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to does to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

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

Competition in our banking and financial services competitive market area, both in making loans and in attracting deposits, is intense, and our profitability depends upon our continued ability to successfully compete in both arenas. We compete in Allen County and Warsaw, Indiana, our primary market areas, with numerous commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.  The financial services industry could become even more competitive as a result of legislative, regulatory and technology changes and continued consolidation.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	Our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.

•	Our ability to maintain and expand our market position.

•	The scope, relevance and pricing of our products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Price competition for loans and deposits might result in the Bank earning less on loans and paying more for deposits, which would reduce net interest income and aversely affect our results. Competition also may make it more difficult to attract deposits and, consequently, to grow loans.

Our continuing concentration of loans in our primary Allen County and Warsaw, Indiana market areas may increase our risk.

Our success depends primarily on the general economic condition within the metropolitan Fort Wayne, Allen County, and Warsaw, Indiana market areas in which we conduct our business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. Local economic conditions in our market areas therefore have a significant impact on our loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions caused by the loss of manufacturing and other jobs, unemployment or other factors beyond our control, which affects local economic conditions, could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate development and construction loans, decreases in housing demand brought about by a loss of jobs, an increase in homes available for sale on the market and a reduction in demand for new housing may also have a negative affect on the ability of some of our borrowers to make timely repayment of their loans, which could have an adverse impact on our earnings.

In 2008 we have continued to see a significant slow-down in home sales in the Fort Wayne and Allen County, Indiana market, and this will continue into most of 2009.  Home prices for the median priced homes remains consistent, with only pockets of value declines.  Allen County and the majority of Indiana are not defined as declining markets. In response to the slow down in sales and the domino effects of that slow down, we have increased oversight surrounding local development and construction loans and have also expanded our construction market area to decrease our dependence on the activity within Allen County.

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

We are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of our deposits, by the Board of Governors of the Federal Reserve System, as regulator of our Bank and holding company and by the U.S. Congress or the Indiana General Assembly. Such regulation and supervision governs the activities in which a banking institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

We Rely on Dividends from Our Subsidiary for Most of Our Revenue

Because we are a holding company with no significant assets other than the Bank and the Trust Company, we typically depend upon dividends from one or both of these entities for a substantial portion of our revenues. While the Bank did not pay dividends to the Holding Company in 2007 or 2008, the Trust Company paid a dividend in the amount of $800,000 to the Holding Company in 2008.  Our ability to pay dividends to our shareholders will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to the restrictions of the Indiana Business Corporation Law.

The ability of the Bank to pay dividends or make other capital distributions to the holding company is also subject to the regulatory authority of the Federal Reserve Board and the Indiana Department of Financial Institutions (DFI).  Additionally, through a resolution passed by the Board of Directors in January 2008, Tower Financial Corporation and Tower Bank are required to receive written approval by the Federal Reserve Bank of Chicago prior to issuing any dividends.

From time to time, we may also become a party to financing agreements or other contractual arrangements that may have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. Our holding company expenses and interest obligations on our trust preferred securities and corresponding subordinated debt securities issued by us may limit or impair our ability to declare or pay dividends.

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

 Our Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

ITEM 1b.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are leasing the entire first and second floors, along with portions of the third and fifth floors, of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as our corporate headquarters, the main bank office, and the Trust Company offices. The headquarters facility consists of drive-up banking windows, and Automated Teller Machine (ATM), and approximately 51,657 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property.  We lease our Tower Bank headquarters facility from Tippmann Properties, Inc., a real estate investment company owned and controlled by John Tippmann, Sr., a board member and substantial shareholder of our Company.  We refer you for additional detail to the section of this report titled “Related Person Transactions” and the section entitled “Certain Relationships and Related Transactions” which we will incorporate into Item 13 of this report by reference from our proxy statement.

We also lease a bank branch office location in the northwest section of Fort Wayne at 1545 West Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes and an ATM. The lease had an initial term of five years, expired May 2005 and has two consecutive five-year renewal options. During 2005, we exercised the first of our two five-year renewal options. The renewed lease expires in May 2010. We also lease a bank branch office location in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes and an ATM. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options.

We own a branch office located in the south side of Fort Wayne in the Waynedale area. The branch occupies 2,600 square feet of space and has two drive-up lanes and an ATM.  We own a bank branch on 1.4 acres of land in northeast Fort Wayne at 4303 Lahmeyer Road.  This branch office contains 3,000 square feet of space and has two drive-up lanes.   We also own a bank branch on 0.7 acres of land at 6430 West Jefferson Blvd. in southwest Fort Wayne. This branch contains 3,000 square feet of office space and has two drive-up lanes and one drive-up ATM lane.  We own a branch office located in downtown Warsaw, Indiana. The branch occupies 5,000 square fee of space and has two drive-up lanes and one drive-up ATM lane.

In August of 2007, we executed a purchase agreement for 2.6 acres of land in northwest Fort Wayne, located in the same shopping center as our current Dupont Road branch.  The tract of land was divided into two lots, one of which was sold off in September 2008 and the other will be used to construct a new branch.  Construction of the new branch is expected to begin in the summer of 2009.  The construction period is typically around six months to complete the branch.

ITEM 3.	LEGAL PROCEEDINGS.

We may be involved from time to time in various routine legal proceedings incidental to its business. We are not currently engaged in any material legal proceeding, nor are we currently aware any of threatened claim or legal proceeding that we would expect to have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Global Market System under the symbol “TOFC.” As of February 27, 2009, there were 550 shareholders of record and approximately 1,664 beneficial owners of the common stock.

The following table also presents the high and low sales prices for our common stock on the Nasdaq Global Market System, by quarter for 2008 and 2007.

High/Low Stock Price
	2008		2007
	High	Low	High	Low

1st Quarter	$13.750	$10.470	$18.070	$16.320

2nd Quarter	$11.400	$5.720	$17.080	$14.580

3rd Quarter	$10.500	$6.370	$15.480	$12.660

4th Quarter	$10.000	$5.930	$14.690	$11.050

Dividends

Because we are a holding company and substantially all of our assets are held by the Bank, our primary source for dividends has been the Bank. Payments from the Bank to the holding company are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2035 and 2037, we would be precluded from paying dividends on our common stock (other than dividends in the form of additional shares of common stock) if we are in default under these debentures, if we have exercised our right to defer payments of interest on these debentures, or if certain related defaults occurred.  The Trust Company has shown the ability to make small dividend payments to the holding company, as demonstrated by the $800,000 dividend paid in 2008.  While, the Trust Company has the ability to make small dividends, our ability to pay dividends to our shareholders continues to depend primarily on the Bank's ability to pay dividends to the Company.

We did not pay cash dividends on our common stock from our inception through calendar 2005. In December 2005, our board of directors approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations. In 2006, we made four quarterly dividend payments of $0.04 each for a total annual dividend of $0.16 per share.   In January 2007, our board of directors voted to increase the quarterly dividend by 10% to $0.044 per share.  We subsequently made four quarterly dividend payments of $0.044 each for a total annual dividend of $0.176 per share.  In the first quarter of 2008, our board of directors approved a dividend payment of $0.044.

Although, both Tower Financial and Tower Bank are and have been qualified as ‘well capitalized’ under Federal Reserve Board Standards, the board of directors passed a resolution requiring that written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends in January of 2008.  Permission was granted in January 2008 by the Federal Reserve and a quarterly dividend of $0.044 was declared and paid for the first quarter of 2008.  In the second quarter, we issued a press release stating that we elected to forego the declaration of a dividend indefinitely. The decision was based on the desire to retain capital and hedge against uncertain and challenging economic and banking industry conditions, as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

While we did not pay dividends, we did purchase 11,964 shares of Treasury Stock, which completed the purchase of 65,000 shares approved by the Board of Directors in May 2007.  The weighted average price of purchases for 2008 was $10.50 per share.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Stock Market Index (United States stocks only) and the Nasdaq Bank Stocks Index for the past five years ending December 31, 2004 – 2008. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the Nasdaq Stock Market Index and the Nasdaq Bank Stocks Index, with dividends reinvested where applicable.

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

ITEM 6.                  SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

	Years ended December 31,
($ in thousands, except per share data)	2008	2007	2006	2005	2004
Results of Operations:
Interest income	$37,758	$46,902	$41,057	$29,056	$20,965
Interest expense	16,785	25,356	20,787	11,493	6,649
Net interest income	20,973	21,546	20,270	17,563	14,316
Provision for loan losses	4,399	10,996	2,195	2,392	2,360
Noninterest income	6,303	5,805	5,126	4,184	4,274
Noninterest expense	20,988	20,731	18,089	14,082	12,400
Income (loss) before income taxes	1,889	(4,376)	5,112	5,273	3,830
Income taxes expense (benefit)	23	(1,778)	1,424	1,835	1,351
Net income (loss)	1,866	(2,598)	3,688	3,438	2,479

Per Share Data:
Net income (loss): basic	$0.46	$(0.64)	$0.92	$0.86	$0.63
Net income (loss): diluted	0.46	(0.64)	0.89	0.84	0.61
Book value at end of period	12.15	11.87	12.60	11.79	10.99
Dividends declared	0.044	0.176	0.16	n/a	n/a

Balance Sheet Data:
Total assets	$696,584	$706,493	$671,155	$557,821	$481,117
Total securities available for sale	77,792	65,228	69,492	50,642	35,025
Loans held for sale	152	3,190	-	-	-
Total loans	561,012	575,744	550,450	450,391	400,510
Allowance for loan losses	10,655	8,208	6,870	5,645	5,608
Total deposits	586,237	600,689	586,770	460,951	386,380
FHLB advances	39,200	35,100	11,200	34,700	45,000
Junior subordinated debt	17,527	17,527	17,527	11,856	3,608
Stockholders' equity	49,618	48,208	50,958	47,268	44,013

Performance Ratios:
Return on average assets	0.27%	-0.38%	0.61%	0.68%	0.54%
Return on average stockholders' equity	3.81%	-5.16%	7.57%	7.52%	5.89%
Net interest margin	3.30%	3.34%	3.58%	3.70%	3.31%
Efficiency ratio	76.94%	75.80%	71.23%	64.75%	66.70%

Asset Quality Ratios:
Nonperforming loans to total loans	3.03%	3.23%	0.70%	0.49%	0.56%
Nonperforming assets to total assets	2.83%	2.84%	0.70%	0.50%	0.66%
Net charge-offs to average loans	0.35%	1.68%	0.19%	0.55%	0.52%
Allowance for loan losses to total loans	1.90%	1.43%	1.25%	1.25%	1.40%

Liquidity and Capital Ratios:
Loan to deposit ratio	95.70%	95.85%	93.81%	97.71%	103.66%
Total stockholders' equity to total assets	7.12%	6.82%	7.59%	8.47%	9.15%
Total risk-based capital	12.99%	12.08%	13.06%	13.23%	12.29%
Tier 1 leverage risk-based capital	11.66%	10.92%	11.94%	12.16%	11.08%
Tier 1 leverage capital	9.69%	9.31%	10.46%	11.08%	9.87%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding the Company's anticipated results or expectations, including its business plan and strategies are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	our dependence on a favorable local economy in the Bank’s primary service area;
•	the effect of general economic and monetary conditions on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the risk of losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	general changes in real estate, business and general property valuations underlying secured loans;
•	the effect of banking regulation on the Bank’s ability to grow and compete;
•	restrictions imposed on us by regulators; and
•	our dependence on key banking and management personnel.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our business.

Executive Overview

Net income for 2008 was $1.9 million compared to a net loss of $2.6 million in 2007.  The increase in earnings from 2007 to 2008 was primarily due to a decrease in the amount of provision expense of $6.6 million recorded in 2008 compared to the previous year.

Net interest income decreased 2.7% from 2007 to 2008, along with a decrease in net interest margin from 3.34% to 3.30%.  Net interest income decreased due to a decrease in net interest margin, a purposeful decrease in total loans, and the continuance of elevated levels of nonperforming assets.  Net interest margin decreased in 2008 primarily due to a 400 basis point decrease in short-term interest rates throughout the year.

Non-interest income increased by 8.6% from 2007 to 2008, with an increase of $226,923, or 6.9%, in trust and brokerage fees and an increase of $226,719, or 23.2%, in service charges.  The wealth management segment has continued to show strong revenue growth and asset growth for the 9th consecutive year.  The gain on the sale of investments increased in 2008 by $69,054 from a loss of $3,213 in 2007.

Operating expenses increased by $257,330 or 1.2% from 2007 to 2008.  The increase was due to an increase in FDIC insurance premiums of $212,248 or 43.8% due to the need to replenish the fund that was depleted by several large financial institutions failing in 2008.  The FDIC also saw a need to increase the premiums due to the expectation of future bank failures, increasing the insured limit to $250,000 on interest bearing deposits and unlimited for non-interest bearing deposits, and the additional operating expenses that will be incurred with the increased resolution activity.  Data processing expenses increased by $263,454 or 33.5% due to cost associated with our on-line banking conversion and upgrade.  Legal and professional expenses also increased due to the outsourcing of our internal audit and loan review functions, along with increased costs associated with the workout of non-performing assets.  The increases in operating expenses were offset by a decrease in employment expenses by $353,611 due to a workforce reduction that took place in April 2008.

Total assets decreased by $9.9 million or 1.4% from the prior year.  The purposeful decrease in loans of $14.7 million and an increase in the allowance for loan loss of $2.4 million was the primary reason for the decrease in total assets and was offset by an increase in investments of $12.4 million.  Asset quality and liquidity continues to be a major focus of the Bank, in the wake of the substantial charge-offs and the significant increase in non-performing assets the Bank sustained during 2007.

Core deposits grew $36.5 million and now comprise over 69.4% of total deposits, compared to approximately 61.6% in the prior year.  While our cost of funds decreased in 2008 due to the growth in core deposits, net interest margin continued to decrease due to the significant decrease of 400 basis points in short-term interest rates.  In a decreasing rate environment, deposits do not reprice as quickly as loans, so the lag causes a compression in the interest margin directly impacting net interest income as it did in 2008.

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

To determine the allocated component of the allowance, we combine estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watchlist reporting. Specific allocations of allowance for loan losses are determined for each identified credit based on delinquency rates, collateral and other risk factors identified for that credit. Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of our borrowers, industry concentrations within the loan portfolio and general economic conditions. Absent the availability of some of these factors, we base our estimates upon peer industry data of comparable banks. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that under normal circumstances should adequately cover probable incurred losses inherent in the loan portfolio.

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

Results of Operations

Summary. We reported net income of $1.9 million, or $0.46 per diluted share, for the year ended December 31, 2008. This reflects an increase of $4.5 million from a net loss of $2.6 million in 2007 and a decrease of $1.8 million from net income of $3.7 million posted in 2006.  Net income per diluted share of $0.46 reflects a $1.10 increase from the $0.64 net loss reported in 2007 and a $0.43 decrease from the $0.89 net income posted in 2006.

The 2008 results reflected a $4.5 million growth in net income compared to a net loss of $2.6 million in 2007.  Net interest income decreased by $572,948, or 2.7%, due to a drop in interest margin throughout the year, elevated levels of non-performing assets, and a purposeful decrease in total loans.  Net interest margin decreased due to the reduction in interest rates throughout 2008.  Noninterest income increased by $498,101, or 8.6%, primarily due to increases of $226,923 and $226,719 in Trust and Brokerage fees and Service Charges, respectively. Provision expense decreased significantly in 2008 by $6.6 million compared to 2007 due to lower loan charge-offs and less deterioration of asset quality issues.  Noninterest expense increased by $257,330 due to an increase in data processing expenses by $263,454, marketing expenses by $208,860, and FDIC premiums by $212,248.  The increases in noninterest expense were offset by a decrease in employment expenses by $353,611 and a decrease of $76,029 in business development expenses.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income and interest expense for the year ended December 31, 2008 were $37.8 million and $16.8 million, respectively, netting $21 million in net interest income. Interest income and interest expense for the year ended December 31, 2007 were $46.9 million and $25.4 million, respectively, resulting in $21.5 million in net interest income. Interest income and interest expense for the year ended December 31, 2006 totaled $41.1 million and $20.8 million, respectively, providing for net interest income of $20.3 million. The decrease of $572,948 in net interest income in 2008 from 2007 was due to a decrease in net interest margin, elevated levels of non-performing assets, and a purposeful decrease in total loans.  We decided to lower our total loans outstanding to focus on improving asset quality and increasing liquidity through the purchase of investments.  While the nonperforming assets remained high in 2008, they have decreased by $362,298 since December 31, 2007.  The decrease in nonperforming assets and the purposeful decrease in loans reflect the Company’s focus on improving asset quality, improving profitability, and recognizing the challenging economic environment.

The net yield on average earning assets during 2008 was 3.30% compared to 3.34% for 2007 and 3.58% for 2006. The decrease in net yield during 2008 was due to a 400 basis point drop in interest rates, specifically the fed funds rate which was down to 0.00% to 0.25% at December 31, 2008.  The net yield on average earning assets was impacted by the change in the mix between higher yielding loans to lower yielding securities.

Deposit costs decreased as a result of a shift of certificate of deposits greater than $100,000 to lower-cost core deposits, such as non-interest bearing and interest bearing checking accounts which increased by $10.4 million and $18.5 million, respectively, since December 31, 2007.  Health savings accounts were the primary increase in interest bearing checking as they increased by $13.0 million throughout the year.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2008, 2007 and 2006.

Average Balance,
Interest and Yield/	2008			2007			2006
Cost Analysis		Interest			Interest			Interest
	Average	Earned	Yield	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and
interest-earning deposits	$7,169	$184	2.57%	$4,238	$245	5.78%	$5,731	$282	4.92%
Federal funds sold	6,243	154	2.47%	4,834	218	4.51%	5,716	287	5.02%
Securities - taxable	55,533	2,729	4.91%	51,913	2,641	5.09%	43,436	2,157	4.97%
Securities - tax exempt (1)	21,067	1,339	6.36%	19,367	1,199	6.19%	16,165	974	6.03%
Loans held for sale	506	-	0.00%	95	-	0.00%	-	-
Loans	559,794	33,808	6.04%	576,417	43,006	7.46%	502,666	37,649	7.49%
Total interest-earning assets	650,312	38,214	5.88%	656,864	47,309	7.20%	573,714	41,349	7.21%

Allowance for loan losses	(9,118)			(7,700)			(6,309)
Cash and due from banks	14,255			12,347			16,286
Other assets	33,199			30,340			22,581
Total assets	$688,648			$691,851			$606,272

Liabilities and Stockholders'
Equity
Interest-bearing checking	$66,085	$791	1.20%	$45,360	$674	1.49%	$31,112	$339	1.09%
Savings	16,555	168	1.01%	14,435	146	1.01%	13,635	112	0.82%
Money market	137,747	3,203	2.33%	125,488	4,649	3.70%	98,482	3,295	3.35%
Certificates of deposit	291,320	10,328	3.55%	338,485	17,325	5.12%	300,356	14,896	4.96%
Short-term borrowings	254	4	1.57%	39	1	2.56%	-	-	0.00%
FHLB advances	33,207	1,162	3.50%	27,906	1,435	5.14%	28,260	1,335	4.72%
Junior subordinated debt	17,527	1,129	6.44%	17,527	1,126	6.42%	11,463	810	7.07%
Total interest-bearing liabilities	562,695	16,785	2.98%	569,240	25,356	4.45%	483,308	20,787	4.30%
	-			-			-
Noninterest-bearing checking	71,978			67,588			70,727
Other liabilities	5,047			4,638			3,506
Stockholders' equity	48,928			50,385			48,731
Total liabilities and stockholders' equity	$688,648			$691,851			$606,272

Net interest income		$21,429			$21,953			$20,562
Rate spread			2.90%			2.75%			2.91%
Net interest income as a percent of average earning assets			3.30%			3.34%			3.58%

(1) Computed on a tax equivalent bases for tax equivalent securities using a 34% statutory tax rate.

The following table shows the changes in interest income, interest expense, and net interest income due to variances in rate and volume of average earning assets and interest-bearing liabilities. The change in interest not solely due to changes in rate or volume has been allocated in proportion to the absolute dollar amounts of the change in each.

Changes in Net Interest Income Due
To Rate and Volume
	2008 over 2007
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$(178)	$117	$(61)
Federal funds sold	(116)	52	(64)
Securities - taxable	(92)	180	88
Securities - tax exempt	33	107	140
Loans	(7,989)	(1,209)	(9,198)
Net change in interest income	(8,342)	(753)	(9,095)
Increase (decrease) in interest expense:
Interest-bearing checking	(149)	266	117
Savings	-	22	22
Money market	(1,864)	419	(1,445)
Certificates of deposit	(4,814)	(2,183)	(6,997)
Short-term borrowings	(1)	4	3
FHLB advances	(513)	240	(273)
Trust preferred securities	3	-	3
Net change in interest expense	(7,338)	(1,232)	(8,570)
Net change in interest income and interest expense	$(1,004)	$479	$(525)

	2007 over 2006
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$47	$(84)	$(37)
Federal funds sold	(27)	(42)	(69)
Securities - taxable	53	431	484
Securities - tax exempt	27	198	225
Loans	(146)	5,503	5,357
Net change in interest income	(46)	6,006	5,960
Increase (decrease) in interest expense:
Interest-bearing checking	133	202	335
Savings	27	7	34
Money market	362	992	1,354
Certificates of deposit	481	1,948	2,429
Short-term borrowings	-	1	1
FHLB advances	117	(17)	100
Trust preferred securities	(75)	391	316
Net change in interest expense	1,045	3,524	4,569
Net change in interest income and interest expense	$(1,091)	$2,482	$1,391

Interest income is primarily generated from the loan portfolio. Average loans comprised 86%, 88% and 88% of average earning assets during 2008, 2007 and 2006, respectively. During 2008, the loan portfolio had an average yield of 6.04%, and earned $33.8 million, or 89.5% of total interest income, a decrease of $9.2 million from 2007. The decrease in net interest income was mainly due to the decrease in net interest margin, but was also due to the purposeful decrease in average loans to be able to focus on asset quality and to improve liquidity and profitability.  Short-term interest rates declined by 400 basis points in 2008, which negatively impacted net interest margin.  During 2007, the loan portfolio had an average yield of 7.46% and earned $43.0 million, or 91.7% of total interest income while the loan portfolio had an average yield of 7.49% and earned $37.6 million, or 91.7% of total interest income during 2006.

The total securities portfolio and total short-term investments equaled 12.0% and 1.1%, respectively, of average earning assets during 2008. With an average tax-equivalent yield of 5.31%, total securities contributed $3.6 million, or 9.6% of total interest income in 2008, while total short-term investments had a combined average yield of 2.52% and earned $337,828, or 0.9% of total interest income, in 2008. During 2007, the total securities portfolio and total short-term investments equaled 10.9% and 1.4%, respectively, of average earning assets during 2007. With an average tax-equivalent yield of 5.39%, total securities contributed $3.8 million, or 8.1% of total interest income in 2007, while total short-term investments had a combined average yield of 5.1% and earned $463,231, or 1.0% of total interest income, in 2007.  During 2006, the total securities portfolio and total short-term investments equaled 10.5% and 2.0%, respectively, of average earning assets. With an average yield of 5.26%, securities contributed $3.1 million, or 7.6% of total interest income in 2006, while total short-term investments had a combined average yield of 4.97% and earned $569,560, or 1.4% of total interest income in 2006.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 24.5% and 51.8%, respectively, of average interest-bearing liabilities during 2008; 22.0% and 59.5%, respectively, of average interest-bearing liabilities during 2007; and 20.4% and 62.1%, respectively, of average interest-bearing liabilities during 2006. Total borrowings were 9.1%, 8.0%, and 8.2% of average interest-bearing liabilities during 2008, 2007 and 2006, respectively.

Money market balances had an average rate of 2.33% and cost $3.2 million, or 19.1% of total interest expense, in 2008, compared to an average rate of 3.70% and cost $4.6 million, or 18.3% of total interest expense, in 2007. Certificates of deposit had an average rate of 3.55% and cost $10.3 million, or 61.5% of total interest expense, in 2008, compared to an average rate of 5.12% and cost $17.3 million, or 68.3% of total interest expense, in 2007. Interest expense on savings and interest-bearing checking totaled 5.7% of total interest expense during 2008 and 3.2% of total interest expense during 2007. The Company paid $2.3 million of interest expense on borrowings, or 13.6% of total interest expense, during 2008 and paid $2.6 million of interest expense on borrowings, or 10.1% of total interest expense, during 2007.

During 2006, money market accounts had an average rate of 3.35% and cost $3.3 million or 15.9% of total interest expense, while certificates of deposit had an average rate of 4.96% and cost $14.9 million, or 71.7% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 9.3% of average interest-bearing liabilities during 2006 with an average rate of 1.0%, or .22% of total interest expense in 2006. Total borrowings had an average rate of 5.40% during 2006.

Provision for Loan Losses. The provision for loan losses was $4.4 million for 2008, $11.0 million for 2007 and $2.2 million for 2006.  In 2008, the amount recorded to provision expense was driven by a downturn in the economy.  A portion of the 2008 provision expense was recorded due to further deterioriation requiring additional reserves from the residential real estate development loans identified in 2007.  In 2007, the provision expense was primarily due to significant charge-offs related to a group of pre-2004 residential real estate development loans made up of different parties within the same development.  The 2006 provision was a result of some net charge-off activity, as well as significant growth of the loan portfolio and the portfolio composition and risk.  The 2008 provision expense reflects a $6.6 million decrease from 2007. The allowance for loan losses as a percentage of total loans outstanding was 1.90%, 1.43% and 1.25% at December 31, 2008, 2007, and 2006, respectively.

In 2008, as the economy continued to deteriorate and the residential development and home building sectors continued to severely weaken, we continued to increase our overall loan reserve in anticipation of stress on certain portions of our loan portfolio.

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

We had $17.0 million of nonperforming loans at December 31, 2008, a decrease of $1.6 million from the $18.6 million of nonperforming loans at December 31, 2007. Nonperforming loans were $4.3 million at December 31, 2006. We reported $2.0 million of net charge-offs, or .35% of average loans during 2008 compared to $9.7 million in net charge offs or 1.68% of average loans during 2007 and $970,000 in net charge-offs during 2006.  The loan portfolio decreased during 2008 by $14.8 million or approximately 2.6% due to the Company’s focus on improving asset quality, profitability, and liquidity, along with a recognition of declining economic trends.

Noninterest Income. Total noninterest income was $6.3 million for the year ended December 31, 2008 compared to $5.8 million and $5.1 million for the years ended December 31, 2007 and 2006, respectively. Fees from trust and brokerage services grew 6.9% resulting from an increasing base of accounts and assets under management, and was $3.5 million for 2008 compared to $3.3 million for 2007 and $2.8 million in 2006. Loan broker fees were $258,934 during 2008, an increase of $1,207 or 0.5% from $257,727 for 2007. Loan broker fees were $122,322 for 2006. The increase in 2008 and 2007 was attributable to an effort to place less real estate mortgages in our portfolio and to sell them to the secondary market compared to years 2006 and prior.  Deposit service charges were $1.2 million in 2008, showing an increase of $226,719 or 23.2% from 2007.  Deposit service charges increased $253,575 or 35.0% between 2007 and 2006.  The increase from 2006 to 2007 was driven by the implementation of a new over-draft protection plan, which accounted for a majority of the increase.  The over-draft protection plan proved valuable as the service charges remained at the same level as 2007.  In addition to the above, noninterest income results included a gain of $ 65,841 in 2008 and a loss of $3,213 in 2007 on the sale of securities available for sale.  There were no gains or losses on the sale of AFS securities in 2006.

Noninterest Expense. Noninterest expense totaled $21.0 million for the year ended December 31, 2008 compared to $20.7 million and $18.1 million for the years ended December 31, 2007 and 2006, respectively, an increase of $257,330 million or 1.2% during 2008 over 2007. The increase in expenses is attributable to an increase in FDIC insurance premiums and data processing offset by a decrease in employment costs.

Salary and benefit costs decreased $353,611 or 3.0%, and were 54.6% of total noninterest expenses.  While there was only a decrease of 10 full-time equivalent employees (FTE) comparing December 2007 to December of 2008, the average number FTEs for 2008 was 180 compared to 193 in 2007.  The decrease in average full-time employees was primarily due to a workforce reduction that took place in April 2008.  Occupancy and equipment costs increased $241,838, or 8.9%, and were $3.0 million or 14.2% of total non-interest expenses.  Occupancy and equipment costs increased as a result of the Warsaw branch being in operation for its first full year.  We announced the closure of our Angola branch during the fourth quarter of 2007 and closed the branch effective February 2008.  Loan and professional costs increased during 2008 from prior year levels by $69,753 or 5.6%. These costs increased due to outsourcing our loan review and internal audit functions, along with increased costs associated with the workout of non-performing assets.  Marketing expenses increased by $208,860, or 47.2%, due to the Company becoming more aggressive in promoting the “Tower Bank” brand through different marketing venues, such as television and radio commercials.  Data processing expenses increased by $263,454, or 33.5%, due to upgrading and converting to a new on-line banking system.  Premiums for deposit insurance from the FDIC have continued to increase in 2008 by $212,248 from 2007.  The increase from 2006 to 2007 was due to a change in the assessment formula applied by the FDIC to all insured banks.  Based on current economic conditions and increasing financial institution failures, the premiums are set to rise again in 2009 to offset additional bank failures expected and the additional operating expense incurred from increased resolution activities.  Other various expense categories decreased during 2008, such as business development and courier services, but to a lesser dollar amount than those mentioned above. Other expense was $1.2 million for 2008, $1.4 million for 2007 and $1.0 million for 2006, which reflected a $257,609, or 18.3% decrease in 2008 and a $369,228 or 35.5% in 2007, as compared to the prior year.

During 2007, salaries and benefits costs were $11.8 million, while occupancy and equipment expenses totaled $2.7 million. Additional large overhead expenses in 2007 included costs for professional fees and services, which amounted to $1.2 million and data processing expenses of $786,821. Significant noninterest expenses during 2006 were $10.9 million for salary and benefit costs, $2.1 million for occupancy and equipment costs, $1.0 million for loan and professional costs, and data processing expense of $704,081.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 76.9% in 2008 compared to 75.8% in 2007 and 71.2% in 2006. The overall level of efficiency ratio continues to be high but reflects a decrease in net interest income caused by steep interest rate cuts taken in 2008. As anticipated, improvement in the efficiency ratio is dependent upon the growth in earning assets along with the development of fee-based products and the resulting increases in revenue. Management expects that as additional asset growth and operating efficiencies are realized we will earn more on the larger base of earning assets, while operating costs will increase at a lesser rate, resulting in an improved efficiency ratio.

Income Taxes Expense. During 2008, we recorded $23,004 of income tax expense.  In 2007 and 2006, we recorded $1.8 million of income tax benefit and $1.4 million of income tax expense, respectively.  The effective tax rate recorded for 2008 was 1.2% as compared to (40.6%) for 2007 and 27.9% for 2006.  While the effective interest rate remained low in 2008, it increased due to modest levels of income before tax compared to a net loss in 2007.  The low effective tax rate in 2008 was primarily due to modest levels of income offset by tax-exempt investment income derived from investing in municipal bonds and bank owned life insurance.  Tax-exempt income of $883,645 and $438,241 were recognized in 2008 on municipal bonds and bank owned life insurance, respectively.  We also formed an investment subsidiary structure and established a real estate investment trust in 2006. The ownership structure of this real estate investment trust provides us with an alternative vehicle for raising capital should we so desire, as well as providing us with certain state income tax benefits, which will lower our effective state tax rate for the year and future.  The tax benefit in 2007 is the result of the net loss posted, as well as certain tax-exempt interest income.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $49.6 million and $48.2 million at December 31, 2008 and 2007, respectively. Stockholders’ equity increased during 2008 from net income of $1.9 million, by $220,639 in the net exercise of stock options, and $63,434 from stock option and restricted stock compensation expense per FASB 123(R).  The increase was offset slightly by $179,104 from dividends to shareholders and $125,549 from the repurchase of common stock at an average price per share of $10.50.  Affecting the decrease in stockholders’ equity during 2007 was a net loss of $2.6 million, dividends of $716,949, and the repurchase of common stock of $758,827.  This was somewhat offset by $871,383 for the net exercise of stock options, and $74,880 from stock option compensation expense per FASB 123(R).

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2008 and 2007 are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Prior to 2006 no cash or stock dividends were paid. In December 2005, our board of directors formally approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations.  During 2006, we paid dividends at annual rate of $0.16 per share payable in four quarterly installments.  This was increased in 2007 by 10%, which resulted in dividends paid totaling $0.176 per share.  In January 2008, our board of directors voted to pay a dividend of $0.044 per share for the first quarter dividend payment.  In the second quarter of 2008, the Company issued a press release stating that it elected to forego the declaration of a dividend on its common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

Liquidity and Capital Ratios	December 31
	2008	2007
Loan to deposit ratio	95.70%	95.85%
Loan to funding ratio	87.25%	88.13%
Total risk-based capital	12.99%	12.08%
Tier 1 risk-based capital	11.66%	10.92%
Tier 1 leverage capital	9.69%	9.31%

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet depositor withdrawals, maintain reserve requirements, to fund loans and to fund operational expenses. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, cash flow from securities, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximize profitability while providing adequate liquidity.

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. As loan growth declined by $14.7 million we were able to allow higher costing deposits to run off.   Overall deposits declined by $14.5 million compared to moderate deposit growth in 2007 of $13.9 million.   We mainly generated deposits from in-market sources; however, we expanded our funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 we further expanded our funding base to include brokered deposits. At December 31, 2008, the balance brokered CDs and FHLB borrowings were $84.6 million and $39.2 million respectively, as compared to $75.2 million and $35.1 million, respectively, at December 31, 2007. We expect loan growth to increase. Funding for the loan growth will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased) along with borrowings from the Federal Reserve discount window, and had no borrowings at December 31, 2008 and 2007. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $ 12.5 million at December 31, 2008 and $23.5 million at December 31, 2007. While the unused line at the discount window totaled $5 million at December 31, 2008 and December 31, 2007.  We view this type of funding as a secondary and temporary source of funds.

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

The following tables represent our contractual obligations and commitments at December 31, 2008.

Contractual Obligations
at December 31, 2008	Payments Due by Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Federal Home Loan Bank advances	$23,000	$12,200	$4,000	$-	$39,200
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	844	1,609	756	-	3,209
Certificates of Deposit	179,149	80,394	13,683	17	273,243
Total contractual cash obligations	$202,993	$94,203	$18,439	$17,544	$333,179

Commitments
at December 31, 2008	Amount of Commitment Expirations Per Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Lines of credit / loan commitments	$48,320	$66,756	$10,556	$3,850	$129,482
Standby letters of credit	2,036	333	16	10	2,395
Total commitments	$50,356	$67,089	$10,572	$3,860	$131,877

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2008 and 2007, the Bank had $28.0 million and $29.9 million, respectively, in loan commitments to directors and executive officers, of which $20.3 million and $21.3 million were funded at the respective period-ends.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director and substantial shareholder. Although the original lease was entered into in 1998 and amended in 2001, 2004, and again in 2006 to add additional space, each transaction was considered and approved by our Audit Committee and by greater than a majority of the members of our Board of Directors (with Mr. Tippmann abstaining).  Our composite rental rate and terms are market competitive, and under our Statement of Policy for the Review, Approval, or Ratification of Transactions with Related Persons, our Audit Committee has reviewed and ratified all terms of the lease as amended and have found that the terms are fair and reasonable and in the best interest of our Company and shareholders.  The total amount paid to Tippmann Properties for rent and maintenance was $782,804, $762,850, and $675,981 during 2008, 2007, and 2006, respectively. The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

The Bank engaged Schenkel Shultz LLC for architectural and construction management services in connection with the building of the Warsaw, Indiana regional banking facility.  Michael S. Gouloff is a principal owner of Schenkel Shultz LLC and is one of our directors.  We paid $500 and $121,462 to Schenkel Shultz, LLC for these services in 2008 and 2007, respectively.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $65,829 and $111,449 in legal fees and related expenses to this law firm in 2008 and 2007, respectively.

The Bank engaged Ruffolo Benson, LLC for management consulting services.  Joseph Ruffolo is a principal owner of Ruffolo Benson, LLC and is one of our directors.  We paid $31,760 to Ruffolo Benson, LLC for these services in 2008.

Related persons transactions are subject to our Statement of Policy For the Review, Approval or Ratification of Transactions With Related Persons. A copy of this policy is available on our website at www.towerbank.net.

The policy applies to any “Transaction With a Related Person.” Under our policy, a “Related Person” is a person who is, or at any time since the beginning of our last fiscal year was a director or executive officer, a nominee to become a director, a shareholder who beneficially owns 5% or more of our common stock, an “Immediate Family Member” (that is, a spouse, child, parent, sibling, or an in-law) of any of the foregoing persons, as well as any entity which is owned or controlled by any of such persons (or of which such person is a general partner or a 5% or greater beneficial owner) or any other person identified by our Audit Committee or our Board as a “Related Person” for purposes of this policy. Once a person has been identified as “Related Person” and if Tower Financial Corporation or any subsidiary is a participant, then if the aggregate amount involved in the transaction exceeds $60,000 and the “Related Person” has a direct or indirect interest (other than simply as a result of being a director or less than a 10% beneficial owner of the entity involved) the transaction must be considered, approved or ratified by the Audit Committee.

We have established the threshold transactional amount at $60,000, which triggers the review, even though applicable SEC regulations set the threshold at $120,000. We have done this so that even smaller transactions with Related Persons will be reviewed for fairness and appropriateness. Employment of a Related Person in the ordinary course of business consistent with our policies and practices with respect to the employment of non-Related Persons in similar positions (so long as the Related Person is not an executive officer required to be reported in our annual proxy statement) is not subject to the policy. Transactions involving competitive bids or transactions involving services as a bank depository, transfer agent, registrar, or trustee are considered pre-approved for purposes of our policy.

All other transactions subject to our policy must be approved in advance by the Audit Committee, unless our Chief Executive Officer or Chief Financial Officer determines that it is impractical to wait until an Audit Committee meeting. In such event, the disinterested Chair of the Audit Committee may review and approve the proposed Related Person transaction but shall then promptly report any such approval to the full Audit Committee. All material facts respecting the Related Person transaction must be disclosed to the Audit Committee. In the event that we become aware of a Related Person transaction that has not been approved prior to its consummation, the matter must then still be reviewed by the Audit Committee, which will then review all relevant facts and circumstances, shall evaluate all available options (including ratification, revision or termination of the transaction), and shall take such course of action as it deems appropriate.

In reviewing any Related Person transaction, the Audit Committee must consider the proposed benefits to the Company, the availability of other sources of comparable products or services, an assessment of whether the proposed transaction is at least on terms comparable to the terms available to an unrelated third party or to employees generally, and must then determine that the transaction is fair and reasonable to the Company.

Financial Condition

During 2008, we continued to moderate the Bank’s loan growth as elected toward the end of 2007, while continuing to grow the Trust Company.  Total assets were $696.6 million at December 31, 2008 compared to $706.5 million at December 31, 2007, a decrease of $9.9 million or 1.4%. The decrease in assets was mainly attributable to a purposeful decrease in the loan portfolio to allow the Company to focus on improving asset quality and increasing liquidity.  The decrease in loans was followed by a decrease in deposits which was primarily allowing higher cost deposits to runoff.  Asset growth had been substantial during each year since we began operations, but slowed in 2007 due to management’s decision to focus on improving asset quality, increasing liquidity, and improving profitability while factoring in the uncertain and challenging economic times ahead. Management anticipates that, in the near-term, assets will begin to grow again, but at a slower pace than in its earlier years.  The source of this growth will be primarily from the marketing of our products, providing banking expertise and trust services, delivering a high level of customer service and developing our branch network.

Earning Assets. The Bank’s loan portfolio experienced a decline of $14.7 million, or 2.6%, during 2008. Loans were $561.0 million at December 31, 2008 compared to $575.7 million at December 31, 2007. The loan portfolio, which equaled 85.7% and 87.8% of earning assets at December 31, 2008 and 2007, respectively, was primarily comprised of commercial and commercial real estate loans at both dates and were made to business interests generally located within the Bank’s market area. Approximately 45.5% of the loan portfolio at December 31, 2008 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 27.2% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $138.4 million or 24.7% of total loans, and building, development and general contracting at $73.1 million, or 13.0% of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.  The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. Management believes that loan growth will remain moderate during 2009. The following table presents loans outstanding as of December 31, 2008, 2007, 2006, 2005, and 2004.

Loans Outstanding
	December 31,
($ in thousands)	2008	2007	2006	2005	2004

Commercial	$255,027	$252,257	$236,808	$208,868	$189,717
Commercial real estate	152,417	170,292	178,611	145,559	124,722
Residential real estate	98,432	102,162	83,601	50,293	45,081
Home equity	34,957	29,508	32,097	30,252	28,430
Consumer	20,330	21,750	19,376	15,390	12,239
Total loans	561,163	575,969	550,493	450,362	400,189
Net deferred loan (fees) / costs	(151)	(225)	(43)	29	322
Allowance for loan losses	(10,655)	(8,208)	(6,870)	(5,645)	(5,608)

Net loans	$550,357	$567,536	$543,580	$444,746	$394,903

The following table presents the maturity of total loans outstanding as of December 31, 2008, according to scheduled repayments of principal and also based upon repricing opportunities.

Maturities of Loans Outstanding
	Within	1 - 5	Over
($ in thousands)	1 Year	Years	5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$135,467	$106,996	$12,763	$255,226
Commercial real estate	71,353	58,845	21,870	152,068
Residential real estate	30,683	43,158	24,591	98,432
Home equity	15,526	18,133	1,298	34,957
Consumer	13,161	7,161	7	20,329

Total loans	$266,190	$234,293	$60,529	$561,012

Loan Repricing Opportunities:
Fixed rate	$89,919	$140,615	$53,456	$283,990
Variable rate	277,022	-	-	277,022

Total loans	$366,941	$140,615	$53,456	$561,012

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectability. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watchlist.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2008, there were $79.4 million of potential problem loans outstanding on the watchlist. At December 31, 2007, there were $65.6 million of potential problem loans outstanding on the watchlist.

Nonperforming loans at December 31, 2008 were $17.0 million, of which $15.7 million were loans placed on nonaccrual status and categorized as impaired, $1.0 million of loans still accruing at 90 days or more past due, and $327,967 of troubled debt restructured loans.  Total impaired loans were $23.4 million, which included all nonperforming loans plus loans deemed impaired and still accruing of $6.3 million.  Nonperforming loans at December 31, 2007 were $18.6 million, of which $18.0 were loans placed on nonaccrual status and categorized as impaired and $639,332 were troubled debt restructured loans.  Total impaired loans are $21.2 million, which includes all nonperforming loans plus loans deemed impaired with a balance of $3.1 million that are still accruing. Nonperforming loans at December 31, 2006 were $4.3 million, of which $3.5 million were loans placed on nonaccrual status and categorized as impaired, $488,717 of loans past due over 90 days and still accruing, and $354,096 of loans past due 90 days and still accruing which are not categorized as impaired. Total impaired loans were $8.8 million, which includes all nonperforming loans plus loans impaired of $5.5 million that were still accruing.

Nonperforming assets were as follows:
	at December 31,
	2008	2007	2006	2005	2004

Loans past due over 90 days still accruing	$1,019,857	$-	$354,096	$863,862	$676,866
Troubled debt restructured loans	327,967	639,332	488,717	365,992	509,861
Nonaccrual loans	15,675,334	17,954,861	3,488,417	1,332,472	1,580,003
Total nonperforming loans	17,023,158	18,594,193	4,331,230	2,562,326	2,766,730
Other real estate owned	2,660,310	1,451,573	370,000	244,050	430,000
Total nonperforming assets	$19,683,468	$20,045,766	$4,701,230	$2,806,376	$3,196,730

During 2008, the Bank experienced $2.0 million in net charged-off loans compared to $9.7 million of net charge-offs in 2007 and $969,859 in 2006. The 2008 ratio of net charge-offs to total average loans was 0.35%. Of the loans charged off in 2008, $2.0 million in charge-offs were for two commercial real estate loans and one commercial loan.  There were other smaller charge-offs but none in excess of $500,000, while all others were less than that.  The charge-offs were offset by $942,327 of recoveries from two commercial real estate loans and one commercial loan, all of which are not related to the charge-offs reported earlier. Of the loans charged off in 2007, $6.2 million relates to a block of real estate development loans.  One other commercial credit was charged off in excess of $500,000, while all others were less than that.

Activity in the allowance for loan losses during 2008, 2007, 2006, 2005, and 2004 was as follows:

	2008	2007	2006	2005	2004

Beginning balance, January 1	8,208,162	6,870,442	$5,645,301	$5,607,992	$5,259,273
Provision charged to operating expense	4,399,000	10,996,000	2,195,000	2,392,000	2,360,000
Charge-offs:
Commercial	(1,148,617)	(2,471,770)	(905,054)	(2,340,277)	(926,781)
Commercial real estate	(1,920,176)	(7,289,044)	(171,492)		(1,007,783)
Residential real estate	(55,219)	(37,669)	(34,490)	(16,590)
Home equity	(82,536)	(178,522)	(231,991)	(64,281)	(114,903)
Consumer	(289,664)	(146,086)	(8,011)	(61,992)	(7,394)
Total Charge-offs	(3,496,212)	(10,123,091)	(1,351,038)	(2,483,140)	(2,056,861)
Recoveries:
Commercial	567,420	302,881	93,009	119,016	29,374
Commercial real estate	846,700	-	-	-	-
Residential real estate	112,961	36,007	-	-	-
Home equity	8,940	122,098	287,486	8,733	16,206
Consumer	7,908	3,825	684	700	-
Total Recoveries	1,543,929	464,811	381,179	128,449	45,580
Total Net Charge-offs	(1,952,283)	(9,658,280)	(969,859)	(2,354,691)	(2,011,281)

Ending balance, December 31	$10,654,879	$8,208,162	$6,870,442	$5,645,301	$5,607,992

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses
($ in thousands)
		Loan		Loan		Loan		Loan		Loan
		Type		Type		Type		Type		Type
	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %
	2008	of Total	2007	of Total	2006	of Total	2005	of Total	2004	of Total
Loan Type	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans

Commercial	$4,942	46.4%	$4,175	43.8%	$4,693	43.1%	$4,524	46.4%	$5,124	47.4%
Commercial real estate	5,276	49.5%	3,798	29.6%	1,986	32.4%	796	32.3%	137	31.1%
Residential real estate	136	1.3%	21	17.7%	88	15.2%	81	11.2%	51	11.3%
Home equity	110	1.0%	30	5.1%	17	5.8%	183	6.7%	33	7.1%
Consumer	134	1.3%	140	3.8%	82	3.5%	51	3.4%	156	3.1%
Unallocated	57	0.5%	44	n/a	4	n/a	10	n/a	107	n/a

Total allowance for loan losses	$10,655	100.0%	$8,208	100.0%	$6,870	100.0%	$5,645	100.0%	$5,608	100.0%

Although we consider the allowance for loan losses to be adequate to absorb losses that are incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $3.5 million of charge-offs and $1.5 million of recoveries during 2008. We experienced $10.1 million of charge-offs and $464,811 of recoveries during 2007 and $1.4 million of charge-offs and $381,179 of recoveries during 2006.

Total Securities Portfolio	December 31,
	2008	2007	2006
	Net	Net	Net
($ in thousands)	Carrying Value	Carrying Value	Carrying Value

U.S. Government agency debt obligations	$8,269	$5,203	$23,046
Obligations of states and political subdivisions	21,258	19,664	19,627
Mortgage-backed securites	48,034	39,492	26,819
Trust preferred securities	231	869	-

Total securities	$77,792	$65,228	$69,492

Securities available for sale at fair value increased during 2008, and totaled $77.8 million at December 31, 2008 compared to $65.2 million at December 31, 2007 and $69.5 million at December 31, 2006. We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2008, the size of the portfolio increased by approximately 19.0% compared to 2007 to focus on improving liquidity and flexibility.  The portfolio will continue to include some short-term liquid holdings from time to time as loan requires and more liquidity is needed. Since the inception of the Company, all securities have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No.115 Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. A net unrealized loss on this portfolio was recorded at December 31, 2008 in the amount of ($551,986) compared to a net unrealized gain on this portfolio in the amount of $138,000 recorded at December 31, 2007and a net unrealized loss in the amount of $(173,000) at December 2006.  The table above presents the total securities portfolio as of December 31, 2008, 2007 and 2006. During 2008, we sold $5.2 million of available for sale agency and municipal securities and recorded a $65,841 gain from the sales.  During 2007, we sold $17.1 million of available for sale agency and municipal securities and recorded a $3,213 loss from the sales.  During 2006, we did net sell any securities.

We currently have one trust preferred security (collateralized debt obligation) with a face value of $1.0 million and a carrying value at December 31, 2008 of $230,900.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we have determined this decline in value to represent only a temporary impairment.  This investment is a Preferred Term Security Ltd and is held by our investment subsidiary.  The investment is collateralized by underlying investments in trust preferred securities issued by many different banks and insurance companies.  We believe the increase in the net unrealized loss in 2008 is the result of the declining economy, the low trade volume of the security, and the lack of confidence in the financial services industry.  Based on the latest trustee reports, discussions with underwriters, review of third party analysis of the trust preferred portfolio, review of underlying financial information and review of projected cash flows, we believe that no adverse change in estimated cash flows occurred during 2008 and currently anticipate no interruption of future cash flows.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded an increase of $4.2 million during 2008, were $12.2 million and $7.9 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, these short-term assets were approximately 1.9% and 1.2% of earning assets, respectively.

Source of Funds

Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) which we developed during 2005 and 2006. We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $586.2 million at December 31, 2008 and $600.7 million at December 31, 2007, a decrease of $14.5 million, or 2.4%.  At December 31, 2006 total deposits were $586.8 million.

Noninterest-bearing deposits totaled $82.1 million at December 31, 2008, a 14.5% increase from $71.7 million at December 31, 2007. At December 31, 2008, noninterest-bearing deposits were approximately 14.0% of total deposits, an increase from the 2007 level of 11.9%. Noninterest-bearing deposits at December 31, 2008 were comprised of $76.7 million in business checking accounts, $1.4 million in public funds and $4.1 million in consumer accounts.

Interest-bearing deposits decreased during 2008 and were $504.1 million at December 31, 2008, a $24.9 million or, 4.7% decrease from $529.0 million at December 31, 2007. Interest-bearing deposits at December 31, 2008 were comprised of approximately 27.8% in money market accounts, 18.0% in interest-bearing checking and savings accounts, and 54.2% in certificates of deposit. The December 31, 2008 percentages reflect a modest change in the deposit mix from 2007, when the percentages were 25.6%, 13.0%, and 61.4%, respectively.

Noninterest-bearing checking, interest-bearing checking, money markets, and savings all increased from 2007 to 2008.  The largest increase was in the interest-bearing checking category, as they increased by $18.5 million, or 33.7%.  The large increase was due to substantial increases in our consumer and health-savings accounts.  Noninterest-bearing accounts increased by $10.4 million, or 14.5%, as FDIC insurance coverage increased to an unlimited amount on these types of deposit products and limited to $250,000 on all interest bearing accounts.  Money market accounts increased by $5.1 million, or 3.8%, as we continued to grow our on-balance sheet sweep accounts.  CDs under $100,000 and CDs over $100,000 decreased by $840,100 and $60.3 million, respectively.  The decrease on the non-interest bearing checking accounts was due to a steep drop in interest rates in 2008.  Several of the CD rates we offered are tied to a key rate, such as prime or the fed funds rate.  When the fed funds rate went down to 0.25%, many customers decided to move their money from this product.

We had no short-term borrowings at December 31, 2008 or December 31, 2007. We did have borrowings in the amount of $39.2 million in FHLB bullet advances at December 31, 2007 compared to $35.1 million at December 31, 2007.  As noted above, the increase in FHLB borrowings during 2008 was a result of the drop in deposits due to interest rate decreases.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2008 and 2007. We currently have two statutory trust subsidiaries. TCT1, which was dissolved in 2006, effected a private placement of $3.5 million in Trust Preferred Securities on November 16, 2001 and was paid-off in November 2006. TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

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

In May 2007, our board of directors authorized the repurchase of up to 65,000 shares of outstanding common stock.  By December 31, 2008, all 65,000 approved shares have been repurchased at an average price of $13.61.  The board also adopted a resolution requiring that we seek approval from the Federal Reserve Bank of Chicago prior to repurchasing any further shares in an amount exceeding $50,000, other than those shares covered by the May 2007 repurchase plan.  This resolution was also at the request of our regulators.

Stockholders’ equity was $49.6 million at December 31, 2007 and $48.2 million at December 31, 2007.  The increase of $1.3 million was mainly attributable to the net income of $1.9 million posted in 2008, the repurchase of common stock totaling $125,549, and dividends paid of $179,104.  This was partially offset by proceeds from the net exercise of stock options totaling $220,639.  Other items affecting stockholders’ equity was a $529,250 decrease in net unrealized appreciation on securities available for sale and derivative instruments, net of tax and stock compensation expense of $63,434 per the rules of FASB 123(R). At December 31, 2008, we had a balance of $10.9 million in retained earnings while at December 31, 2007 the balance was $9.2 million, an increase of $1.7 million from 2007 due to the net income posted in 2008 and dividend paid. See “Results of Operations.”

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

The following table describes our position as of December 31, 2008:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$12,157	$-	$-	$-	$12,157
Securities available for sale	7,741	16,049	33,878	20,124	77,792
FHLBI and FRB stock	-	-	-	4,032	4,032
Loans held for sale	150	-	-	2	152
Fixed rate loans	34,580	55,339	140,615	53,456	283,990
Variable rate loans	84,637	91,634	93,678	7,073	277,022
Allowance for loan losses	-	-	-	-	(10,655)
Other assets	-	-	-	-	52,094
Total assets	$139,265	$163,022	$268,171	$84,687	$696,584
Liabilities
Interest-bearing checking	$73,452	$-	$-	$-	$73,452
Savings accounts	17,050	-	-	-	17,050
Money market accounts	140,385	-	-	-	140,385
Time deposits < $100,000	16,552	52,516	24,680	17	93,765
Time deposits $100,000 and over	35,514	74,566	69,398	-	179,478
Short-term borrowings	-	-	-	-	-
FHLB advances	14,000	9,000	16,200	-	39,200
Junior subordinated debt	-	-	-	17,527	17,527
Noninterest-bearing checking	82,107	-	-	-	82,107
Other liabilities	-	-	-	-	4,002
Total liabilities	379,060	136,082	110,278	17,544	646,966
Stockholders' Equity					49,618
Total sources of funds	$379,060	$136,082	$110,278	$17,544	$696,584
Net asset (liability) GAP	$(239,795)	$26,940	$157,893	$67,143
Cumulative GAP	$(239,795)	$(212,855)	$(54,962)	$12,181
Percent of cumulative GAP to total assets	-34.4%	-30.6%	-7.9%	1.7%
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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2008. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

	Principal Amount Maturing in:
($ in thousands)								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	12/31/2008
Rate sensitive assets:
Fixed interest rate loans	$89,919	$54,308	$38,577	$29,283	$18,447	$53,456	$283,990	$289,328
Average interest rate	5.67%	6.52%	5.96%	6.77%	6.43%	5.95%	6.09%
Variable interest rate loans	176,271	40,783	26,129	18,395	8,371	7,073	277,022	277,022
Average interest rate	3.58%	3.48%	3.43%	3.40%	3.71%	4.81%	3.57%
Fixed interest rate securities	23,790	12,875	8,940	6,357	5,705	18,119	75,787	75,787
Average interest rate	4.12%	4.61%	4.55%	4.78%	4.70%	4.55%	4.46%
Variable interest rate securities	-	-	-	-	-	2,006	2,006	2,006
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.15%	4.15%
Other interest bearing assets	12,157	-	-	-	-	-	12,157	12,157
Average interest rate	0.11%	-	-	-	-	-	0.11%

Rate sensitive liabilities:
Interest bearing checking	13,440	10,890	8,839	7,188	5,855	27,241	73,452	73,452
Average interest rate	0.66%	0.67%	0.69%	0.71%	0.72%	0.82%	0.73%
Savings accounts	4,634	3,368	2,455	1,789	1,303	3,501	17,050	17,050
Average interest rate	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%	0.66%
Money market accounts	37,449	27,439	20,110	14,743	10,811	29,833	140,385	140,385
Average interest rate	1.66%	1.67%	1.67%	1.68%	1.68%	1.70%	1.68%
Time deposits	179,148	61,083	19,312	11,575	2,108	17	273,242	276,375
Average interest rate	2.87%	3.43%	4.21%	4.49%	4.70%	4.20%	3.17%
Fixed interest rate borrowings	9,000	8,700	3,500	2,000	2,000	17,527	42,727	40,403
Average interest rate	4.86%	3.35%	3.37%	3.55%	3.81%	6.49%	4.99%
Variable interest rate borrowings	14,000	-	-	-	-	-	14,000	14,000
Average interest rate	0.65%	-	-	-	-	-	0.65%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2008 and 2007
	2008	2007
ASSETS
Cash and due from banks	$19,418,905	$25,913,449
Short-term investments and interest-earning deposits	9,525,414	1,781,161
Federal funds sold	2,632,054	6,135,779
Total cash and cash equivalents	31,576,373	33,830,389

Securities available for sale, at fair value	77,792,255	65,227,694
FHLB and FRB stock	4,032,446	3,589,700
Loans held for sale	151,614	3,189,545

Loans	561,011,675	575,744,207
Allowance for loan losses	(10,654,879)	(8,208,162)
Net loans	550,356,796	567,536,045
	-	-
Premises and equipment, net	8,010,596	9,549,233
Accrued interest receivable	2,615,260	3,246,455
Bank owned life insurance	12,589,699	11,258,517
Other assets	9,459,084	9,065,564

Total assets	$696,584,123	$706,493,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$82,107,483	$71,705,395
Interest-bearing	504,129,631	528,984,076
Total deposits	586,237,114	600,689,471
	-	-
Federal Home Loan Bank (FHLB) advances	39,200,000	35,100,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	658,956	1,721,972
Other liabilities	3,342,913	3,247,145
Total liabilities	646,965,983	658,285,588

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,149,432 and 4,113,805 issued; and 4,084,432and 4,060,769 shares outstanding at December 31, 2008and December 31, 2007, respectively	39,766,742	39,482,669
Treasury stock, at cost, 65,000 and 53,036 shares at December 31, 2008and December 31, 2007, respectively	(884,376)	(758,827)
Retained earnings	10,895,724	9,208,719
Accumulated other comprehensive income (loss), net of tax of ($82,399) in 2008 and $141,663 in 2007	(159,950)	274,993
Total stockholders' equity	49,618,140	48,207,554

Total liabilities and stockholders' equity	$696,584,123	$706,493,142

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Loans, including fees	$33,808,068	$43,006,181	$37,648,724
Securities - taxable	2,728,861	2,641,155	2,156,655
Securities - tax exempt	883,645	791,584	681,615
Other interest income	337,828	463,231	569,560
Total interest income	37,758,402	46,902,151	41,056,554
Interest expense:
Deposits	14,489,483	22,793,951	18,642,725
Short-term borrowings	4,208	672	-
FHLB advances	1,161,902	1,434,885	1,334,608
Junior subordinated debt	1,129,440	1,126,326	809,419
Total interest expense	16,785,033	25,355,834	20,786,752
Net interest income	20,973,369	21,546,317	20,269,802
Provision for loan losses	4,399,000	10,996,000	2,195,000
Net interest income after provision for loan losses	16,574,369	10,550,317	18,074,802
Noninterest income:
Trust and brokerage fees	3,519,425	3,292,502	2,806,267
Service charges	1,204,019	977,300	723,725
Loan broker fees	258,934	257,727	122,322
Net gain/(loss) on sale of securities	65,841	(3,213)	-
Other fees	1,254,626	1,280,428	1,473,856
Total noninterest income	6,302,845	5,804,744	5,126,170
Noninterest expense:
Salaries and benefits	11,460,652	11,814,263	10,939,447
Occupancy and equipment	2,974,697	2,732,859	2,139,751
Marketing	651,423	442,563	598,324
Data processing	1,050,275	786,821	704,081
Loan and professional costs	1,312,956	1,243,203	1,012,805
Office supplies and postage	402,485	446,832	463,011
Courier services	297,106	387,809	365,107
Business development	639,707	715,736	560,677
Communications Expense	351,137	267,661	206,547
FDIC Insurance Premiums	697,063	484,815	60,692
Other expense	1,150,600	1,408,209	1,038,981
Total noninterest expense	20,988,101	20,730,771	18,089,423
Income/(loss) before income taxes	1,889,113	(4,375,710)	5,111,549
Income tax expense/(benefit)	23,004	(1,777,628)	1,423,637
Net income/(loss)	$1,866,109	$(2,598,082)	$3,687,912

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Other comprehensive income (loss) net of tax:
Unrealized appreciation (depreciation)on available for sale securities	(455,823)	210,730	98,741
Unrealized gain (loss) on cash flow hedge	20,880	166,580	16,899
Total comprehensive income (loss)	1,431,166	(2,220,772)	3,803,552

Basic earnings per common share	$0.46	$(0.64)	$0.92
Diluted earnings per common share	$0.46	$(0.64)	$0.89
Average common shares outstanding	4,070,311	4,068,699	4,020,004
Average common shares and dilutive potential common shares outstanding	4,074,053	4,068,699	4,137,665

Dividends declared per share	$0.044	$0.176	$0.160

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2008, 2007 and 2006

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total

Balance, Janaury 1, 2006	$38,006,929	$9,478,812	$(217,687)	$-	$47,268,054

Comprehensive Income
Net income for 2006		3,687,912			3,687,912
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $68,663			98,471		98,471
Change in net unrealized gain (loss) on interest rate floor, net of tax of $8,706			16,899		16,899
Total Comprehensive Income					3,803,282
Cash dividends paid ($0.16 per share)		(642,974)			(642,974)
Stock compensation expense	110,928				110,928
Issuance of 33,946 shares of common stock for stock options exercised, and related tax benefit	418,549				418,549
Balance, December 31, 2006	38,536,406	12,523,750	(102,317)	-	50,957,839

Comprehensive Income/(Loss)
Net income/(loss) for 2007		(2,598,082)			(2,598,082)
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of $100,928			210,730		210,730
Change in net unrealized gain (loss) on interest rate floor, net of tax of $85,814			166,580		166,580
Total Comprehensive Income/(Loss)		(716,949)			(2,220,772)
Cash dividends paid ($0.176 per share)					(716,949)
Stock compensation expense	74,880				74,880
Issuance of 71,923 shares of common stock for stock options exercised, and related tax benefit	871,383				871,383
Repurchase of 53,036 shares of common stock				(758,827)	(758,827)
Balance, December 31, 2007	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Comprehensive Income
Net income for 2008		1,866,109			1,866,109
Change in net unrealized appreciation (depreciation) on securities available for sale, net of tax of ($234,818)			(455,823)		(455,823)
Change in net unrealized gain (loss) on interest rate floor, net of tax of $10,756			20,880		20,880
Total Comprehensive Income/(Loss)					1,431,166
Cash dividends paid ($0.044 per share)		(179,104)			(179,104)
Stock compensation expense	63,434				63,434
Issuance of 22,127 shares of common stock for stock options exercised, and related tax benefit	220,639				220,639
Repurchase of 11,964 shares of common stock				(125,549)	(125,549)
Balance, December 31, 2008	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$1,866,109	$(2,598,082)	$3,687,912
Adjustments to reconcile net income/(loss)to net cash from operating activities:
Depreciation and amortization	1,350,732	1,032,365	882,535
Provision for loan losses	4,399,000	10,996,000	2,195,000
Stock compensation expense	63,434	74,880	110,928
Earnings on life insurance	(431,182)	(406,998)	(389,117)
(Gain)Loss on sale of available for sale (AFS) securities	(65,841)	3,213	-
(Gain)Loss on sale of premises and equipment	(36,697)	17,468	-
Loans originated for sale	(9,789,251)	(2,489,130)	-
Gain on settlement of interest rate floor	(413,133)	-	-
(Gain)Loss on Sale of Other Real Estate Owned	(221,580)	27,268	10,199
Proceeds on Sale of Other Real Estate Owned	1,563,504	295,018	353,851
Proceeds from the sale of loans	9,637,637	2,288,773	-
Tax benefit from exercise of stock options	-	(112,264)	(72,473)
Change in accrued interest receivable	631,195	373,913	(818,179)
Change in other assets	637,189	(2,031,268)	(2,940,438)
Change in accrued interest payable	(1,063,016)	4,978	762,919
Change in other liabilities	95,768	264,470	891,005
Net cash from operating activities	8,223,868	7,740,604	4,674,142
Cash flows from investing activities:
Net change in loans	10,229,588	(41,148,759)	(87,005,518)
Purchase of loans	-	(3,869,618)	(14,023,719)
Proceeds from sales of loans	3,189,545	5,673,156	-
Purchase of securities AFS	(30,182,197)	(22,470,139)	(22,905,443)
Purchase of FHLB and FRB stock	(442,746)	(511,300)	-
Repurchase of FHLB and FRB stock	-	-	342,900
Proceeds from settlement of interest rate floor	833,750	-	-
Purchase of life insurance	(900,000)	-	-
Proceeds from maturities of securities AFS	11,661,108	9,934,172	4,223,047
Proceeds from sale of securities AFS	5,187,454	17,127,315	-
Purchase of premises, equipment, and leasehold expenditures	(564,993)	(4,731,006)	(2,114,798)
Proceeds from sale of premises and equipment	946,978	6,224	-
Net cash used in investing activities	(41,513)	(39,989,955)	(121,483,531)
Cash flows from financing activities:
Net change in deposits	(14,452,357)	13,919,167	125,819,443
Gross proceeds from issuance of common stock from exercise of stock options	220,639	759,119	346,076
Tax benefits from exercise of stock options	-	112,264	72,473
Issuance of junior subordinated debt	-	-	9,279,000
Repayment of junior subordinated debt	-	-	(3,608,000)
Cash dividends paid	(179,104)	(716,949)	(642,974)
Proceeds from FHLB advances	93,950,000	141,343,000	100,000,000
Repayment of FHLB advances	(89,850,000)	(117,443,000)	(123,500,000)
Repurchase of common stock	(125,549)	(758,827)	-
Net cash from financing activities	(10,436,371)	37,214,774	107,766,018
Net change in cash and cash equivalents	(2,254,016)	4,965,423	(9,043,371)
Cash and cash equivalents, beginning of period	$33,830,389	$28,864,966	$37,908,337
Cash and cash equivalents, end of period	$31,576,373	$33,830,389	$28,864,966
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$17,848,049	$25,350,856	$20,023,833
Income taxes	570,000	540,000	2,680,141
Non-cash Items:
Transfer of loans to loans held for sale	-	8,862,701	-
Transfer of loans to Other Real Estate Owned	2,550,661	1,403,859	490,000

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

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 20). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2008, commercial and commercial real estate loans totaled approximately 72.7% of total loans, residential real estate loans totaled approximately 17.5% and home equity and consumer loans totaled approximately 9.8%. Categories by industry of commercial and commercial real estate loans at December 31, 2008 exceeding 30% of quarter-end stockholders’ equity are as follows: building, development and general contracting - $86.1 million, or 15.3% of total loans; wholesale and retail trade - $67.2 million, or 12.0% of total loans; real estate (including owner-occupied and investment) - $65.1 million, or 11.6% of total loans; health care and social assistance - $44.2 million, or 7.9% of total loans; manufacturing - $34.9 million, or 6.2% of total loans; and accommodation and food services - $21.0 million or 3.7% of total loans of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.  Loans held for sale are sold with servicing released.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual are reversed against income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Allen County, Indiana.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Allen County area.  Approximately 45.5% of the loan portfolio at December 31, 2008 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 27.2% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $138.4 million or 24.7% of total loans, and building, development and general contracting at $73.1 million, or 13.0% of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.

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

The determination of the level of allowance and, correspondingly, the provision for loan losses, rests upon estimates and assumptions, including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.  Foreclosed assets totaled $2.7 million and $1.5 million, at December 31, 2008 and 2007.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the straight-line method and accelerated methods over the estimated useful lives of the buildings, 39 years; site improvements, 15 years; furniture and equipment, 5 to 8 years; and software and computer equipment, 3 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term.  Maintenance, repairs, and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain officers.  In accordance with EITF 06-5, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Adoption of EITF 06-5 did not have any impact on the Company’s financial statements.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.   Bank owned life insurance totaled $12.6 million and $11.3 million, at December 31, 2008 and 2007.

Benefit Plans: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service and any related vesting periods.

Stock Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2005.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

In March of 2008, we settled the interest rate floor agreement with our counterparty.  The unrealized gain at the time of settlement remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unaccreted gain will be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  If the Company’s exposure to the original hedged risk ceases to exist, then the entire remaining deferred gain will be immediately recognized on the consolidated statements of operations.

Prior to March of 2008, the Bank’s interest rate floor was measured at fair value and reported as an asset on the consolidated balance sheet in accordance with SFAS No 133.  The portion of the change in fair value of the interest rate floor that was deemed effective in hedging the cash flows of the designated assets is recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cash flows occur in the future.  Any ineffectiveness resulting from the interest rate floor is recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders.  While both Tower Financial and Tower Bank currently have adequate capital to qualify as ‘well-capitalized,’ the board of directors passed a resolution in January of 2008, at the request of our regulators, requiring written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends.  The resolution was passed in recognition of the losses recorded in 2007 by Tower Bank, which reduced the overall capital levels of Tower Financial.  We obtained permission in January of 2008 from the Federal Reserve Bank and we declared and paid a quarterly dividend of $0.044 in the first quarter of 2008.  In the second quarter, we issued a press release stating that we elected to forego the declaration of a dividend on our common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are considered outstanding as they are earned.  Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options, as well as dilutive effects of stock awards.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $572,000 and $819,000 was sufficient to meet the regulatory reserve and clearing requirements at December 31, 2008 and 2007, respectively. These balances do not earn interest.

Purchased Loans: The Company purchases individual loans and groups of loans.  Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually and follow the same policy as other loans in our portfolio, as it relates to recognition of interest income and the evaluation for impairment.

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

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

Note 2 - Securities Available for Sale

The fair value of securities available for sale at December 31, 2008 and 2007 were as follows:

	2008
	Carrying	Gross Unrealized	Gross Unrealized
	Value	Gains	Losses

U.S. Government agency debt obligations	$8,269,132	$230,747	$-
Obligations of states and political subdivisions	21,257,630	87,023	(737,771)
Mortgage-backed securities	$48,034,593	943,358	(357,953)
Trust Preferred securities	230,900	-	(717,390)

Total	$77,792,255	$1,261,128	$(1,813,114)

	2007
	Carrying	Gross Unrealized	Gross Unrealized
	Value	Gains	Losses

U.S. Government agency debt obligations	$5,202,786	$45,375	$(527)
Obligations of states and political subdivisions	19,663,529	162,244	(134,272)
Mortgage-backed securities	$39,492,324	215,597	(72,140)
Trust Preferred securities	869,055		(77,621)

Total	$65,227,694	$423,216	$(284,560)

The fair values of debt securities available for sale at December 31, 2008, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2008	12/31/2008	12/31/2007	12/31/2007
	Weighted		Weighted
	Average	Carrying	Average	Carrying
	Yield	Value	Yield	Value

Agencies:
Due in one year or less	0.00%	$-	4.35%	$1,699,120
Due after one to five years	4.45%	5,739,408	5.41%	2,991,476
Due after five years	4.10%	2,529,724	5.34%	512,190
Total Agencies	4.35%	$8,269,132	5.06%	$5,202,786

Mortgage-backed securities:
Mortgage-backed securities	4.66%	$48,034,593	5.16%	$39,492,324

Obligations of state and political subdivisions:
Due in one year or less	4.30%	$110,790	-	$-
Due after one to five years	5.07%	806,104	3.97%	1,536,984
Due after five to ten years	5.87%	5,180,237	3.93%	4,543,641
Due after ten years	6.15%	15,160,499	4.28%	13,582,904
Total Obligations of state and political subdivisions	6.03%	$21,257,630	4.17%	$19,663,529

Trust Preferred Securities
Due after ten years	3.11%	$230,900	6.94%	$869,055

Proceeds from securities sold classified as available for sale totaled $5.2 million and $17.1million in 2008 and 2007, respectively.  We did not sell any securities available for sale in 2006.  Gross gains and losses realized were $65,905 and $(64), with an approximate tax expense and benefit of $22,408 and $(22), respectively, in 2008.  Gross gains and losses realized were $68,172 and $(71,385), with an approximate tax expense and benefit of $24,550 and $(25,700) in 2007.

Securities with a carrying value of $19.7 million and $6.7 million were pledged to secure borrowings from the FHLB at December 31, 2008 and 2007, respectively.   During 2008 securities with a carrying value of $5.1 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window and $6.1 million were pledged at Wells Fargo to secure a federal funds line of credit.  At December 31, 2008, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2008 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	17,180,355	(649,015)	816,971	(88,756)	17,997,326	(737,771)
Mortgage-backed securities	5,490,894	(357,953)	-	-	5,490,894	(357,953)
Trust preferred securities	-	-	230,900	(717,390)	230,900	(717,390)
Total temporarily impaired	$22,671,249	$(1,006,968)	$1,047,871	$(806,146)	$23,719,120	$(1,813,114)

Securities with unrealized losses at year end 2007 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency debt obligations	$-	$-	$999,120	$(527)	$999,120	$(527)
Obligations of states and political subdivisions	4,887,817	(70,905)	2,927,470	(63,367)	7,815,287	(134,272)
Mortgage-backed securities	7,086,189	(26,602)	5,010,501	(45,538)	12,096,690	(72,140)
Trust preferred securities	869,055	(77,621)	-	-	869,055	(77,621)
Total temporarily impaired	$12,843,061	$(175,128)	$8,937,091	$(109,432)	$21,780,152	$(284,560)

Unrealized losses on mortgage-backed securities, state and municipality bonds, and trust preferred securities have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

We currently have one trust preferred security with a face value of $1.0 million and a carrying value at December 31, 2008 of $230,900.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we have determined this decline in value to represent only a temporary impairment.  This investment is a Preferred Term Security Ltd and is held by our investment subsidiary.  The investment is collateralized by underlying investments in trust preferred securities issued by many different banks and insurance companies.  We believe the increase in the net unrealized loss in 2008 is the result of the declining economy, the low trade volume of the security, and the lack of confidence in the financial services industry.  Based on the latest trustee reports, discussions with underwriters, review of third party analysis of the trust preferred portfolio, review of underlying financial information and review of projected cash flows, we believe that no adverse change in estimated cash flows occurred during 2008.

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

Note 3 - Loans and Allowance for Loan Losses

Loans at December 31, 2008 and 2007 were as follows:

	2008		2007
	Balance	%	Balance	%

Commercial	$255,027,227	45.5%	$252,256,668	43.8%
Commercial real estate	152,417,413	27.2%	170,291,883	29.6%
Residential real estate	98,431,638	17.5%	102,162,024	17.7%
Home equity	34,957,139	6.2%	29,508,246	5.1%
Consumer	20,329,830	3.6%	21,750,106	3.8%
Total loans	561,163,247	100.0%	575,968,927	100.0%
Net deferred loan costs (fees)	(151,572)		(224,720)
Allowance for loan losses	(10,654,879)		(8,208,162)

Net loans	$550,356,796		$567,536,045

Activity in the allowance for loan losses during 2008, 2007, and 2006 was as follows:

	2008	2007	2006

Beginning balance, January 1	$8,208,162	$6,870,442	$5,645,301
Provision charged to operating expense	4,399,000	10,996,000	2,195,000
Charge-offs:
Commercial	(1,148,617)	(2,471,770)	(905,054)
Commercial real estate	(1,920,176)	(7,289,044)	(171,492)
Residential real estate	(55,219)	(37,669)	(34,490)
Home equity	(82,536)	(178,522)	(231,991)
Consumer	(289,664)	(146,086)	(8,011)
Total Charge-offs	(3,496,212)	(10,123,091)	(1,351,038)
Recoveries:
Commercial	567,420	302,881	93,009
Commercial real estate	846,700	-	-
Residential real estate	112,961	36,007	-
Home equity	8,940	122,098	287,486
Consumer	7,908	3,825	684
Total Recoveries	1,543,929	464,811	381,179
Total Net Charge-offs	(1,952,283)	(9,658,280)	(969,859)

Ending balance, December 31	$10,654,879	$8,208,162	$6,870,442

Impaired loans were as follows:
	at December 31,
	2008	2007	2006

Year-end loans with no allocated allowance for loan losses	$6,462,113	$11,403,559	$901,658
Year-end loans with allocated allowance for loan losses	16,898,392	9,827,566	7,943,308
Total impaired loans	$23,360,505	$21,231,125	$8,844,966

Amount of the allowance for loan losses allocated	$3,101,000	$1,983,000	$2,756,000

Average of impaired loans during the year	$22,414,645	$13,271,813	$7,879,602

Interest recognized on impaired loans	$244,703	$469,400	n/a

Cash-basis interest income recognized	$244,703	$469,400	n/a

Information regarding interest income recognized during impairment and cash-basis interest is not considered significant for the year-ended December 31, 2006.

Nonperforming assets were as follows:

	at December 31,
	2008	2007	2006

Loans past due over 90 days still accruing	$1,019,857	$-	$354,096
Restructured loans	327,967	639,332	488,717
Nonaccrual loans	15,675,334	17,954,861	3,488,417
Total nonperforming loans	$17,023,158	$18,594,193	$4,331,230
Other real estate owned	2,660,310	1,451,573	370,000
Total nonperforming assets	$19,683,468	$20,045,766	$4,701,230

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were two troubled debt restructurings at December 31, 2008 totaling $327,967, three troubled debt restructurings in 2007 for $639,332, and two trouble debt restructuring in 2005 for $488,717 included in impaired loans. There were nine real estate owned properties at December 31, 2008 totaling $2,660,310.  There were six real estate owned properties at December 31, 2007 totaling $1,451,573 and four real estate owned properties at December 31, 2006 totaling $370,000.

Note 4 – Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale investments.  Available-for-sale investments largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy.  Examples include municipal bonds and trust preferred securities.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at December 31, 2008 using Level 3 inputs.

The Company uses information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, to determine a discount rate which is applied to projected cash flows to estimate fair value.  Due to current market conditions as well as the limited trading activity of these securities, the fair value of this security is highly sensitive to assumption changes and market volatility.

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$54,292,188	$23,269,167	$230,900	$77,792,255

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total
Impaired loans			15,515,583	15,515,583

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal value of $18.6 million, with a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $2.6 million for the period ending December 31, 2008.  This compares to a carrying value of $9.8 million and a valuation allowance of $2.0 million at December 31, 2007.

Note 5 - Premises and Equipment, net

In 2008, net premises and equipment declined by $1.5 million primarily due to depreciation and the sale of a parcel of land at a future building site for our northwest Fort Wayne branch that is currently being leased.  Approximately one acre of the two acre piece of land located on Dupont Road in Fort Wayne, Indiana was sold for $946,978 recognizing a gain on the sale of $36,697.  Depreciation expense for 2008, 2007, and 2006 was $1.2 million, $1.0 million, and $882,535, respectively.  Information regarding lease commitments is provided in Note 12.

Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Land	$2,421,940	$3,321,064
Buildings	3,154,723	3,151,918
Leashold improvements	1,228,269	1,234,663
Furniture and equipment	6,265,758	5,707,991
Construction in process	144,317	166,463
Subtotal	13,215,007	13,582,099
Accumulated depreciation	(5,204,411)	(4,032,866)
Premises and equipment, net	$8,010,596	$9,549,233

Note 6 - Deposits

Deposits at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$82,107,483	14.0%	$71,705,395	11.9%
Interest-bearing checking	73,452,486	12.5%	54,928,439	9.1%
Money market	140,384,566	24.0%	135,304,113	22.5%
Savings	17,049,660	2.9%	13,746,704	2.3%
Time, under $100,000	93,764,792	16.0%	94,604,892	15.8%
Total core deposits	406,758,987	69.4%	370,289,543	61.6%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	94,926,801	16.2%	155,224,215	25.9%
Out-of-market non-core deposits:
Brokered certificate of deposits	84,551,326	14.4%	75,175,713	12.5%
Total non-core deposits	179,478,127	30.6%	230,399,928	38.4%

Total deposits	$586,237,114	100.0%	$600,689,471	100.0%

The following table shows the maturity distribution for certificates of deposit at December 31, 2008.

	Under	$100,000
	$100,000	and over	Total

2009	69,068,173	110,080,392	179,148,565
2010	19,050,517	42,032,478	61,082,995
2011	4,836,905	14,474,461	19,311,366
2012	572,478	11,003,649	11,576,127
2013	219,984	1,887,147	2,107,131
Thereafter	16,735	-	16,735

Total	$93,764,792	$179,478,127	$273,242,919

Note 7 - Federal Home Loan Bank Advances

At December 31, 2008 and 2007, advances from the Federal Home Loan Bank ("FHLB") were:

	2008	2007

5.29% bullet advance, principal due at maturity January 7, 2008	-	$3,950,000
5.08% bullet advance, principal due at maturity March 17, 2008	-	3,500,000
4.69% bullet advance, principal due at maturity March 26, 2008	-	6,000,000
5.16% bullet advance, principal due at maturity April 28, 2008	-	2,000,000
3.75% variable rate advance, principal due at maturity May 13, 2008	-	3,000,000
3.75% variable rate advance, principal due at maturity June 11, 2008	-	1,700,000
3.75% variable rate advance, principal due at maturity June 16, 2008	-	750,000
3.75% variable rate advance, principal due at maturity June 30, 2008	-	5,000,000
0.65% variable rate advance, principal due at maturity April 13, 2009	2,000,000	-
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	4,000,000
0.65% variable rate advance, principal due at maturity May 20, 2009	3,000,000	-
0.65% variable rate advance, principal due at maturity June 29, 2009	9,000,000	-
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	1,000,000	-
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	-
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	-
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	-
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	-
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	-

Total Federal Home Loan Bank advances	$39,200,000	$35,100,000

Of the total FHLB borrowings at December 31, 2008 and 2007, no advances had callable options.

At December 31, 2008 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	23,000,000
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$39,200,000

At December 31, 2008, in addition to FHLB stock, we pledged securities held by the FHLB totaling $3.8 million and have pledged loans totaling approximately $125.7 million under a blanket collateral agreement to secure advances outstanding. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2008 totaling $9.5 million.

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

		2008	2007	2006

Federal	- current	$1,600,391	$(1,030,775)	$1,993,618
	- deferred	(1,356,087)	(619,971)	(569,981)
State	- current	-	-	117,842
	- deferred	(527,796)	(777,037)	(117,842)
Change in valuation allowance related to realization of net state deferred tax assets		306,496	650,155	-

Total income taxes expense		$23,004	$(1,777,628)	$1,423,637

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2008	2007	2006

Statutory tax rate	34.0%	(34.0)%	34.0%
State tax, net of federal income tax effect	(7.7)%	(1.8)%	0.0%
Tax exempt interest	(14.4)%	(6.2)%	(4.5)%
Earnings on life insurance	(7.9)%	(3.2)%	(2.6)%
Other	(2.8)%	4.6%	1.3%

Effective tax rate	1.2%	(40.6)%	27.9%

The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Provision for loan losses	$4,173,534	$3,151,934
State net operating loss and credit carryforward	956,651	650,155
Deferred compensation	488,367	365,842
Accrued Director's Fees	281,227	199,891
Net deferred loan costs	59,371	87,080
Net unrealized depreciation on securities available for sale	187,675	-
Other	4,577	-

Total deferred tax assets	6,151,402	4,454,902

Deferred tax liabilities:
Depreciation	(27,031)	(121,195)
Prepaid expenses	(122,491)	(83,233)
Bad debt recapture	-	(147,089)
Net unrealized appreciation on interest rate floor	(105,276)	(141,663)
Other	-	(173,063)
Total deferred tax liabilities	(254,798)	(666,243)
Net deferred tax asset before asset valuation	5,896,604	3,788,659
Valuation allowance for deferred tax assets	(956,651)	(650,155)

Net deferred tax asset	$4,939,953	$3,138,504

A valuation allowance of $956,651 and $650,155 was provided on the state loss and credit carryforward asset as of December 31, 2008 and December 31, 2007, respectively.  We have an Indiana net operating loss carryforward of approximately $16.0 million which will expire in 2022 if not used.  We also have an Indiana credit carryforward of $87,000 which will begin to expire in 2016.  Our REIT structure is expected to result in relatively low levels of state taxable income in future years.  Based on this factor we do not believe the benefits of the state net operating loss and tax credit carryforwards are more likely then not going to be realized.

We had no unrecognized tax positions at December 31, 2008 and December 31, 2007.

Note 10 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 166,675 remain outstanding as of December 31, 2008.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $43,746, $74,880, and $110,928 for 2008, 2007, and 2006, respectively.  No tax benefit was recognized related to this expense.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model using grant date assumptions. Expected volatilities are based on implied volatilities from historical volatility of our stock and other factors.  We used historical data to estimate option exercise and employee termination within the valuation model for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding; the range given below resulted from certain groups of employees exhibiting different behavior.  The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.  No options have been granted since 2005.

A summary of the option activity under the Plans as of December 31, 2008 and changes during the twelve-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at 1/1/08	239,802	$11.52

Granted	-	-

Exercised	(22,127)	9.96

Forfeited or expired	(51,000)	11.02

Outstanding at 12/31/08	166,675	11.88	2.90	-

Vested or expected to vest at 12/31/08	165,956	11.87	2.88	-

Exercisable at 12/31/08	161,385	11.75	2.77	-

The total intrinsic value of options exercised 2008, 2007, and 2006 was $1,298, $344,685, and $259,008.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of December 31, 2008, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $21,992.  An expense of $21,992 will be recorded in 2009.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  In 2007, 2,450 restricted shares which had been granted under the 2006 Equity Incentive Plan were subsequently forfeited during 2007 and the compensation cost of $4,638 that had been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was reversed.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will become vested on a pro-rata basis and are not subject to forfeiture after four years of service from the date of award as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $19,688 for the year ended December 31, 2008.  Future expense related to this award will be $33,750 in 2009, 2010, 2011 and $14,062 in 2012.

A summary of the status of the Company’s nonvested restricted shares issued as of December 31, 2008, and changes during the twelve-month period ended December 31, 2008, is presented below.

Nonvested Restricted Shares	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	-	$-
Granted	13,500	10.00
Vested	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2008	13,500	10.00

Vested or expected to vest at December 31, 2008	13,500	10.00

Nonvested at December 31, 2008	13,500

Note 11 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2008 and 2007, the Bank had $28.0 million and $29.9 million, respectively in loan commitments to directors and executive officers, of which $20.3 million and $21.3 million, respectively, were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2008	2007

Beginning balance, January 1	$21,341,372	$18,088,373
New loans	28,039,579	24,442,153
Repayments	(29,015,090)	(21,033,986)
Other Changes	(92,706)	(155,168)

Ending balance, December 31	$20,273,155	$21,341,372

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period, due to changes in related parties.

During 2008, 2007 and 2006, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s February 2007 Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 51,657 square feet of usable office space. The lease term expires in December 2013 and there is an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $782,804, $762,850, and $675,981 during 2008, 2007 and 2006, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

The Bank engaged Schenkel Shultz LLC for architectural and construction management services in connection with the building of the Warsaw, Indiana regional banking facility.  Michael S. Gouloff is a principal owner of Schenkel Shultz LLC and is one of our directors.  We paid $500 and $121,462 to Schenkel Shultz, LLC for these services in 2008 and 2007, respectively.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $65,829 and $111,449 in legal fees and related expenses to this law firm in 2008 and 2007, respectively.

The Bank engaged Ruffolo Benson, LLC for management consulting services.  Joseph Ruffolo is a principal owner of Ruffolo Benson, LLC and is one of our directors.  We paid $31,760 to Ruffolo Benson, LLC for these services in 2008.

The relationships with Tippmann Properties, Inc., Schenkel Shultz, LLC., and Barrett & McNagny LLP were all approved in advance by our Audit Committee and our full board of directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.  Ruffolo Benson, LLC was below the dollar amount stated in the policy mentioned above and was not required to be approved by the full board of directors.

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

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2008 and 2007, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2008 and 2007 was as follows:

	2008	2007

Commitments to extend credit - Variable Rate	$113,046,441	$133,010,896
Commitments to extend credit - Fixed Rate	16,435,391	11,695,594
Standby letters of credit	2,394,728	3,625,951

Total	$131,876,560	$148,332,441

Management does not anticipate any significant losses as a result of these commitments.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2008 are as follows:

Year	Lease Commitments

2009	833,447
2010	776,038
2011	755,628
2012	755,628
2013	755,628

$3,876,369

The lease expense paid for operating leases for the facilities leased was $847,724, $980,456, and $749,117 for 2008, 2007 and 2006, respectively.  Included in the 2007 total was the buy-out of our Angola lease of approximately $52,000 and the buy-out of our Indianapolis lease of approximately $28,060.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 13 - Benefit Plans

Bonus Plan: We maintain a bonus plan covering substantially all officers. Payments to be made under the bonus plan, if at all, are determined by our Compensation Committee.  Awards may be based on a formula approved by our Board of Directors, based on our results of operations, may be based on individual performance measures or may be discretionary.  As of December 31, 2008 and 2007, management had accrued a liability for this plan of approximately $355,795 and $458,414, respectively, which is included in other liabilities in the consolidated balance sheets.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Compensation Committee. Our Compensation Committee approved annually an employer contribution for the 2008, 2007 and 2006 plan year matching 50% of the first 6% of the compensation contributed. The contribution approved for 2009 is matching 25% of the first 4% of the compensation contributed.  The total contribution made during 2008, 2007 and 2006 was approximately $196,626, $210,859, and $168,117, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years.  Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2008, 2007, and 2006 was approximately $17,202, $26,965, and $12,027, respectively, resulting in a deferred compensation liability of approximately $106,142 and $86,748 as of December 31, 2008 and 2007.

Deferred Directors' Fees Plan: Effective January 1, 2002, a deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, we pay each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service. Payments are to be made either immediately or over a four-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2008, 2007, and 2006 was approximately $170,261, $152,997, and $123,254 resulting in a deferred compensation liability of approximately $717,961and $547,700 as of December 31, 2008 and 2007, respectively.

Supplemental Employment Retirement Plan: Effective January 1, 2002, we adopted a supplemental employee retirement plan that covers one officer. On January 1, 2006, the retirement benefit was increased to a fixed amount of $185,250 annually. The previous benefit had been set at 65% of the officer’s highest annual salary and was effective on January 1, 2005.  We are recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service. The obligation under the plan was approximately $1.1 million and $863,777 at December 31, 2008 and 2007, respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $276,864 in 2008, $235,397 in 2007, and $218,820 in 2006.

Note 14 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2008 and 2007. Only financial instruments are shown.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$31,576,373	$31,576,373	$33,830,389	$33,830,389
Securities available for sale	77,792,255	77,792,255	65,227,694	65,227,694
FHLBI and FRB stock	4,032,446	N/A	3,589,700	N/A
Loans held for sale	151,614	151,614	3,189,545	3,189,545
Loans, net	550,356,796	555,695,490	567,536,045	571,178,160
Accrued interest receivable	2,615,260	2,615,260	3,246,455	3,246,455
Financial liabilities:
Deposits	(586,237,114)	(589,369,429)	(600,689,471)	(600,369,474)
FHLB advances	(39,200,000)	(39,870,750)	(35,100,000)	(35,257,785)
Junior subordinated debt	(17,527,000)	(14,532,211)	(17,527,000)	(16,128,212)
Accrued interest payable	(658,956)	(658,956)	(1,721,972)	(1,721,972)

Estimated fair value for securities available for sale is consistent with the hierarchy of FAS 157 “Fair Value Measurements” as described in Footnote 4.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

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

In January of 2007, our board of directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%.  This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank.  The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit.  At December 31, 2008 the Bank’s tier one leverage ratio was 9.04%.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2008 and 2007:

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2008	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2008
Company	12.99%	11.66%	9.69%
Bank	12.12%	10.87%	9.04%
At December 31, 2008:
Required capital for minimum capital adequacy
Company	$45,543,071	$22,771,536	$27,390,373
Bank	45,433,118	22,716,559	27,299,678
Required capital to be well capitalized
Company	56,928,839	34,157,303	34,237,966
Bank	56,791,398	34,074,839	34,124,598
Actual capital
Company	73,934,395	66,370,786	66,370,786
Bank	68,816,799	61,677,461	61,677,461

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2007	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2007
Company	12.08%	10.92%	9.31%
Bank	10.65%	9.40%	7.99%
At December 31, 2007:
Required capital for minimum capital adequacy
Company	$47,579,516	$23,789,758	$27,903,727
Bank	47,391,133	23,695,566	27,873,511
Required capital to be well capitalized
Company	59,474,395	35,684,637	34,879,659
Bank	59,238,916	35,543,350	34,841,888
Actual capital
Company	71,849,413	64,932,560	64,932,560
Bank	63,086,000	55,671,218	55,671,218

Note 16 – Interest Rate Floor

We utilized an interest rate floor as part of our asset liability management strategy to help manage our interest rate risk position from 2006 to March of 2008.  The notional amount of the interest rate floor did not represent amounts exchanged by the parties.  The amount exchanged was determined by reference to the notional amount and the other terms of the agreement.

We purchased the interest rate floor for $147,000 in 2006.   The notional amount of the floor was $30 million, with a term of three years and a strike price of 7.5%.  The purchase price was amortized to earnings in the same period the hedged item affected earnings.

In accordance with SFAS No 133, this interest rate floor was measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2007.  The portion of the change in fair value of the interest rate floor that was deemed effective in hedging the cashflows of the designated assets was recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor was recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

This instrument was designated as a cash flow hedge.  The objective of the floor was to protect the overall change in cashflows of the designated Prime-rate based loans with a spread of zero percent from extreme market interest rate changes.  Changes in the cash flows of the floor were expected to be highly effective in offsetting the variability in the expected future cashflows of the hedged loans attributed to fluctuations in Prime rates below 7.5% (strike price of floor as stated above).

At December 31, 2007, the floor agreement had a fair value of $425,000 and an unrealized gain of $183,479, net of tax, included in accumulated other comprehensive income.

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  There was an unrealized gain of $722,769 at the time of settlement and $309,636 remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain has been and will continue to be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  If the Company’s exposure to the original hedged risk ceases to exist, then the entire remaining deferred gain will be immediately recognized on the consolidated statements of operations.

Note 17 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2008, 2007 and 2006. Options and restricted stock for 156,045, and 19,410 shares of common stock were not included in the computation of diluted earnings per share for the years 2008 and 2006, respectively, because they were not dilutive.  As the Company reported a net loss in 2007, stock options, by definition, are anti-dilutive and are not considered.

	2008	2007	2006
Basic
Net income (loss)	$1,866,109	$(2,598,082)	$3,687,912
Weighted average common shares outstanding	4,070,311	4,068,699	4,020,004
Basic earnings per common share	$0.46	$(0.64)	$0.92

Diluted
Net income (loss)	$1,866,109	$(2,598,082)	$3,687,912
Weighted average common shares outstanding	4,070,311	4,068,699	4,020,004
Add: dilutive effect of assumed stock option exercises	3,742	-	117,661
Weighted average common shares and dilutive
potential common shares outstanding	4,074,053	4,068,699	4,137,665
Diluted earnings (loss) per common share	$0.46	$(0.64)	$0.89

Note 18 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, 2006:

Condensed Balance Sheets

	2008	2007
Assets
Cash and cash equivalents	$951,636	$4,666,589
Investment in Tower Bank	58,497,263	52,967,757
Investment in Tower Trust	5,808,783	6,012,892
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	1,412,808	1,612,966

Total assets	$67,197,490	$65,787,204

Liabilities and Stockholders' Equity
Other liabilities	$52,350	$52,650
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	49,618,140	48,207,554

Total liabilities and stockholders' equity	$67,197,490	$65,787,204

Condensed Statements of Operations

	2008	2007	2006
Income
Investment Income	$(59,042)	$(90,592)	$132,780
Dividends from subsidiaries	800,000	-	-
Total income	740,958	(90,592)	132,780
Expense
Interest expense	1,129,440	1,126,326	809,419
Professional fees	231,210	392,887	206,426
Other expense	404,922	361,629	273,638
Total expense	1,765,572	1,880,842	1,289,483
Loss before income taxes benefit and equity in undistributed net income (loss) of subsidiaries	(1,024,614)	(1,971,434)	(1,156,703)
Income tax benefit	(680,382)	(749,415)	(458,710)
Equity (Deficit) in undistributed net income/(loss)of Tower Bank and Tower Trust	2,210,341	(1,376,063)	4,385,905
Net income/(loss)	$1,866,109	$(2,598,082)	$3,687,912
Comprehensive income/(loss)	$1,431,166	$(2,220,772)	$3,803,282

Condensed Statements of Cash Flows

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$1,866,109	$(2,598,082)	$3,687,912
Adjustments to reconcile net income to net cash from operating activities:
(Equity) deficit in undistributed income (loss) of subsidiaries	(2,210,341)	1,376,063	(4,385,905)
Change in other assets	200,158	(563,998)	(470,096)
Change in other liabilities	63,135	122,458	2,273
Net cash used in operating activities	(80,939)	(1,663,559)	(1,165,816)

Cash flows from investing activities
Capital investment - Tower Bank	(3,550,000)	(4,500,000)	-
Capital investment - Tower Trust	-	-	(1,789,439)
Purchase of other investments	-	-	(1,000,000)
Capital investment into Tower Capital Trust 3	-	-	(279,000)
Capital investment into Tower Capital Trust 2	-	-	-
Net cash used in investing activities	(3,550,000)	(4,500,000)	(3,068,439)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	220,639	871,383	418,549
Purchase of common stock	(125,549)	(758,827)	-
Cash dividends paid	(179,104)	(716,949)	(642,974)
Repayment of junior subordinated debt	-	-	(3,608,000)
Net proceeds from junior subordinated debt	-	-	9,279,000
Net cash from (used in) financing activities	(84,014)	(604,393)	5,446,575

Net change in cash and cash equivalents	(3,714,953)	(6,767,952)	1,212,320

Cash and cash equivalents, beginning of period	4,666,589	11,434,541	10,222,221

Cash and cash equivalents, end of period	$951,636	$4,666,589	$11,434,541

Note 19 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows.

	2008	2007	2006
Unrealized holding gains and losses on available-for-sales securities	$(624,800)	$308,445	$167,133
Unrealized gains and losses on interest rate floor	444,769	252,394	25,607
Reclassification adjustments for (gains)and losses later recognized in income	(478,974)	3,213	-
Net unrealized gains and losses	(659,005)	564,052	192,740
Tax expense (benefit)	(224,062)	186,742	77,370
Other comprehensive income (loss)	$(434,943)	$377,310	$115,370

Note 20 – Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations and one Warsaw location. The one Angola location was closed in February of 2008.  The Wealth Management segment is made up of Tower Trust Company.  On January 1, 2006, the Trust Company was formed as a wholly-owned subsidiary of the Company.  Prior to January 1, 2006, the Trust Company operated as a division of the Bank.   The Trust Company provides estate planning, investment management, and retirement planning, as well as investment brokerage services.  The Corporate and Intercompany segment includes the holding company and subordinated debentures.  We incur general corporate expenses, as well as interest expense on the subordinated debentures.

	As of and for the year ended December, 2008

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$21,993,095	$109,714	$(1,129,440)	$-	$20,973,369

Non-interest income	2,841,775	3,520,111	2,951,299	(3,010,340)	6,302,845

Non-interest expense	17,679,712	2,672,258	636,132	-	20,988,102

Noncash items
Provision for loan losses	4,399,000	-	-	-	4,399,000
Depreciation/Amortization	1,365,389	41,194	-	-	1,406,583

Income tax expense (benefit)	299,919	403,467	(680,382)	-	23,004

Segment Profit/(Loss)	2,456,240	554,100	1,866,109	(3,010,340)	1,866,109

Balance Sheet Information
Segment Assets	692,500,763	5,973,349	70,081,641	(71,971,630)	696,584,123

	As of and for the year ended December, 2007

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$22,537,566	$135,077	$(1,126,326)	$-	$21,546,317

Non-interest income	2,599,572	3,295,764	(1,466,655)	1,376,063	5,804,744

Non-interest expense	17,475,645	2,500,610	754,516	-	20,730,771

Noncash items
Provision for loan losses	10,996,000	-	-	-	10,996,000
Depreciation/Amortization	994,047	38,318	-	-	1,032,365

Income tax expense (benefit)	(1,445,293)	417,080	(749,415)	-	(1,777,628)

Segment Profit/(Loss)	(1,889,214)	513,151	(2,598,082)	1,376,063	(2,598,082)

Balance Sheet Information
Segment Assets	703,591,124	6,304,423	68,765,661	(72,168,066)	706,493,142

Note 21 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings (Loss) per share
2008	Income	Income	Income/(Loss)	Basic	Diluted
First quarter	$10,278,299	$5,080,375	$711,172	$0.18	$0.17
Second quarter	9,309,361	5,294,630	342,707	0.08	0.08
Third quarter	9,318,841	5,425,547	329,601	0.08	0.08
Fourth quarter	8,851,901	5,172,817	482,629	0.12	0.12
Total	$37,758,402	$20,973,369	$1,866,109

2007
First quarter	$11,391,366	$5,242,088	$176,613	$0.04	$0.04
Second quarter	11,973,833	5,583,590	217,112	0.05	0.05
Third quarter	12,076,101	5,488,234	(2,208,246)	(0.54)	(0.54)
Fourth quarter	11,460,851	5,232,405	(783,561)	(0.19)	(0.19)
Total	$46,902,151	$21,546,317	$(2,598,082)

Note: Earnings per share data may not agree to annual amounts due to rounding.

Net income for each of the four quarter in 2008 was significantly higher than the same quarter in 2007 primarily due to a decrease in provision expenses in 2008 over 2007.  Interest income decreased from 2007 due to a decrease in interest rates throughout 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 10, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Crowe Horwath LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this Item concerning the directors, nominees for directors and executive officers of the Company is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and our common stock that may be issued under existing equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

TOWER FINANCIAL CORPORATION

	By:	/s/ Michael D. Cahill
Date: March 10, 2009		Michael D. Cahill
President, Chief Executive
Officer and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	March 10, 2009
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	March 10, 2009
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Director	March 10, 2009
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 10, 2009
Kathryn D. Callen

/s/ Scott A. Glaze	Director	March 10, 2009
Scott A. Glaze

/s/ Michael S. Gouloff	Director	March 10, 2009
Michael S. Gouloff

/s/ Jerome F. Henry, Jr.	Director	March 10, 2009
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	March 10, 2009
Debra A. Niezer

/s/ William G. Niezer	Director	March 10, 2009
William G. Niezer

/s/ Joseph D. Ruffolo	Director	March 10, 2009
Joseph D. Ruffolo

/s/ Donald F. Schenkel	Chairman of the Board & Director	March 10, 2009
Donald F. Schenkel

/s/ Charles J. Surack	Director	March 10, 2009
Charles J. Surack

/s/ Robert N. Taylor	Director	March 10, 2009
Robert N. Taylor

/s/ John V. Tippmann, Sr.	Director	March 10, 2009
John V. Tippmann, Sr.

/s/ Irene A. Walters	Director	March 10, 2009
Irene A. Walters

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	(1)	Restated Articles of Incorporation of the Registrant

3.2	(11)	Amended By-Laws of the Registrant

10.1	(1)	Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.3*	(1)	1998 Stock Option and Incentive Plan

10.4*	(2)	Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer

10.8	(11)	Code of Business Conduct and Ethics

10.9	(3)	Lease Agreement dated December 6, 1999 between the Registrant and Chestnut Development

10.10	(4)	Lease Agreement dated August 8, 2000 between the Registrant and Rogers Markets Inc.

10.11	(5)	Amendment to the Lease Agreement dated October 6, 1998 between the Registrant and Tippmann Properties, Inc.

10.13*	(7)	2001 Stock Option and Incentive Plan

10.14(a)	(12)	Employment Agreement dated November 1, 2005 between the Registrant and Donald F. Schenkel

10.18(a)	(13)	Restated Supplemental Executive Retirement Plan, dated January 1, 2005

10.19*	(8)	Deferred Compensation Plan dated January 1, 2002

10.20*	(8)	Deferred Compensation Plan for Non-Employee Directors dated January 1, 2002

10.21*	(9)	401(k) Plan of the Registrant

10.22*	(10)	2006 Equity Incentive Plan

10.23	(11)	Agreement dated August 23, 2006 between Registrant and Michael D. Cahill

10.24	(12)	Agreement dated November 27, 2007 between Registrant and Richard R. Sawyer

21†		Subsidiaries of the Registrant

23†		Consent of Independent Registered Public Accounting Firm

31.1†		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2†		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1†		Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2†		Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

†	filed herewith

*	The indicated exhibit is a management contract compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form SB-2 (Registration No. 333-67235) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2000, is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2001, is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-QSB for the three months ended September 30, 2001, is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64194) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(9)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-64318) is incorporated herein by reference.

(10)	The copy of this exhibit is filed as exhibit 99.2 to the Company’s Form 8-K filed on February 17, 2006.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.