Form 10-Q
period 2009-03-31
TOWER FINANCIAL CORP
filed 2009-05-15
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐ No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 15, 2009: 4,090,432.

Forward-Looking Statements

This report, including the section on “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes "forward-looking statements." All statements regarding our anticipated results or expectations, including our financial position, business plan and strategies, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipate," "believe," "estimate," "seek," "expect," "plan," "intend," “think” and similar conditional expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	Changes in banking regulation;
•	Governmental economic and regulatory policy changes and restrictions;
•	Changes in the national and local economy;
•	Trends in customer behavior, their ability to repay loans, and risk of losses due to loan defaults;
•	Outcomes of contingencies, including loan loss reserves;
•	Changes in local real estate and other collateral values;
•	Changes in interest rates and interest rate relationships;
•	Demand for our products and services;
•	The degree of competition by traditional and non-traditional competitors;
•	Changes in tax laws;
•	Changes in prices;
•	The impact of technological advances; and
•	Changes in local real estate and other collateral values.

We also refer you to a discussion of the many other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, or in other reports we file from time to time with the Securities and Exchange Commission, which are available on the Commission’s website at www.sec.gov.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2009 and December 31, 2008
	(unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$10,571,522	$19,418,905
Short-term investments and interest-earning deposits	7,174,523	9,525,414
Federal funds sold	39,188,562	2,632,054
Total cash and cash equivalents	56,934,607	31,576,373

Securities available for sale, at fair value	71,799,765	77,792,255
FHLB and FRB stock	4,032,446	4,032,446
	1,344,649	151,614

Loans	558,148,415	561,011,675
Allowance for loan losses	(11,497,524)	(10,654,879)
Net loans	546,650,891	550,356,796
		-
Premises and equipment, net	7,817,558	8,010,596
Accrued interest receivable	2,446,081	2,615,260
Bank owned life insurance	12,704,445	12,589,699
Other Real Estate Owned	5,080,428	2,660,310
Other assets	6,823,074	6,798,774

Total assets	$715,633,944	$696,584,123

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$75,079,864	$82,107,483
Interest-bearing	543,624,688	504,129,631
Total deposits	618,704,552	586,237,114

Federal Home Loan Bank (FHLB) advances	25,200,000	39,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	582,410	658,956
Other liabilities	3,339,821	3,342,913

Total liabilities	665,353,783	646,965,983

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock and paid-in-capital, no par value, 6,000,000shares authorized; 4,155,432 and 4,149,432 shares issued; and 4,090,432 and 4,084,432 shares outstanding at at March 31,2009 and December 31, 2008	39,785,415	39,766,742
Treasury stock, at cost, 65,000 shares at March 31, 2009and December 31, 2008	(884,376)	(884,376)
Retained earnings	11,305,949	10,895,724
Accumulated other comprehensive income(loss), net of tax of $37,695 at March 31, 2009 and ($82,399) at December 31, 2008	73,173	(159,950)
Total stockholders' equity	50,280,161	49,618,140

Total liabilities and stockholders' equity	$715,633,944	$696,584,123

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2009 and 2008
(Page 1 of 2)
	(unaudited)
	Three Months Ended
	March 31
	2009	2008
Interest income:
Loans, including fees	$7,047,954	$9,267,399
Securities - taxable	633,717	614,514
Securities - tax exempt	226,283	214,034
Other interest income	6,845	182,352
Total interest income	7,914,799	10,278,299
Interest expense:
Deposits	2,842,890	4,642,135
FHLB advances	250,256	274,140
Junior subordinated debt	280,226	281,649
Total interest expense	3,373,372	5,197,924
Net interest income	4,541,427	5,080,375
Provision for loan losses	960,000	300,000
Net interest income after provision for loan losses	3,581,427	4,780,375
Noninterest income:
Trust and brokerage fees	867,889	894,392
Service charges	257,833	321,210
Loan broker fees	138,278	61,058
Gain on sale of securities	191,151	59,837
Other fees	334,152	304,277
Total noninterest income	1,789,303	1,640,774
Noninterest expense:
Salaries and benefits	2,722,449	3,086,398
Occupancy and equipment	698,592	758,315
Marketing	144,657	150,202
Data processing	294,009	280,758
Loan and professional costs	311,944	243,650
Office supplies and postage	97,057	114,032
Courier services	61,435	89,465
Business development	100,997	154,873
Communication	43,918	70,792
FDIC insurance premiums	279,490	167,514
Other expense	238,723	362,785
Total noninterest expense	4,993,271	5,478,784
Income before income taxes	377,459	942,365
Income taxes expense (benefit)	(32,766)	231,193

Net income	$410,225	$711,172

Basic earnings per common share	$0.10	$0.18
Diluted earnings per common share	$0.10	$0.17
Average common shares outstanding	4,090,365	4,062,145
Average common shares and dilutive potential common shares outstanding	4,090,365	4,088,684

Dividends declared per share	$-	$0.044

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2009 and 2008
(unaudited)
	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2008	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008		711,172			711,172

Other Comprehensive Income (See Note 5)			716,008		716,008
Total Comprehensive Income					1,427,180

Cash dividends paid ($0.044 per share)		(179,104)			(179,104)

Stock based compensation expense	14,760				14,760

Repurchase of 6,000 shares of common stock	-			(65,620)	(65,620)

Balance, March 31, 2008	$39,497,429	$9,740,787	$991,001	$(824,447)	$49,404,770

Balance, January 1, 2009	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income for 2009		410,225			410,225

Other Comprehensive Income (See Note 5)			233,123		233,123
Total Comprehensive Income					643,348

Stock based compensation expense	18,673				18,673

Balance, March 31, 2009	$39,785,415	$11,305,949	$73,173	$(884,376)	$50,280,161

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
	(unaudited)	(unaudited)
	Three Months ended	Three Months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$410,225	$711,172
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	333,079	347,590
Provision for loan losses	960,000	300,000
Stock based compensation expense	18,673	14,760
Earnings on life insurance	(114,746)	(103,610)
Gain on sale of securities AFS	(191,151)	(59,837)
Gain on settlement of interest rate floor	(136,242)	-
Loss on disposal of premises and equipment	-	7,492
Loans originated for sale	(5,128,394)	(2,173,000)
(Gain)Loss on sale of other real estate owned	26,463	(10,085)
Proceeds on sale of other real estate owned	459,667	184,257
Proceeds from sale of loans	3,935,359	4,676,016
Change in accrued interest receivable	169,179	465,389
Change in other assets	(135,742)	287,406
Change in accrued interest payable	(76,546)	(374,212)
Change in other liabilities	(3,092)	(252,839)
Net cash from operating activities	526,732	4,020,499
Cash flows from investing activities:
Net change in loans	(168,995)	10,520,081
Purchase of securities AFS	(1,713,080)	(11,274,040)
Proceeds from calls and maturities of securities AFS	2,792,662	4,908,222
Proceeds from settlement of interest rate floor	-	833,750
Proceeds from sale of securities AFS	5,521,055	3,476,412
Proceeds from sale of participation loans	-	3,216,561
Purchase of premises and equipment	(67,578)	(367,751)
Net cash from investing activities	6,364,064	11,313,235
Cash flows from financing activities:
Net change in deposits	32,467,438	(12,954,942)
Cash dividends paid	-	(179,104)
Proceeds from FHLB advances	-	24,950,000
Repayment of FHLB advances	(14,000,000)	(27,850,000)
Repurchase of common stock	-	(65,620)
Net cash from (used in) financing activities	18,467,438	(16,099,666)
Net change in cash and cash equivalents	25,358,234	(765,932)
Cash and cash equivalents, beginning of period	31,576,373	33,830,389
Cash and cash equivalents, end of period	$56,934,607	$33,064,457

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,449,918	$6,124,730
Income taxes	500,000	-
Noncash items:
Transfer of loans to other real estate owned	2,914,900	299,919

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2009 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and March 31, 2008.   The results for the period ended March 31, 2009 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008, 2007, and 2006 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Summary of Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2008.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  There were no material changes in the information regarding our critical accounting policies since December 31, 2008.

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

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2004.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

Note 3 – New Accounting Pronouncements

Effect of Recently Adopted Accounting Standards: In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP 115-2 and 124-2 as of January 1, 2009, see Note 4 for impact to the financial statements.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted this FSP as of January 1, 2009 and there was no material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this FSP as of the period ending March 31, 2009.

Index

Note 4 – Securities Available for Sale
The amortized cost and fair value of securities available for sale and corresponding amounts of unrealized gains and losses at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agency debt obligations	$9,240,322	$214,046	$-	$9,454,368
Obligations of states and political subdivisions	22,033,254	256,506	(345,340)	21,944,420
Mortgage-backed securities	39,633,081	1,142,027	(411,786)	40,363,322
Trust Preferred securities	955,634	-	(917,979)	37,655

Total	$71,862,291	$1,612,579	$(1,675,105)	$71,799,765

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agency debt obligations	$8,038,385	$230,747	$-	$8,269,132
Obligations of states and political subdivisions	21,908,378	87,023	(737,771)	21,257,630
Mortgage-backed securities	47,449,188	943,358	(357,953)	48,034,593
Trust Preferred securities	948,290	-	(717,390)	230,900

Total	$78,344,241	$1,261,128	$(1,813,114)	$77,792,255

The fair values of debt securities available for sale at March 31, 2009 and December 31, 2008, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	3/31/2009	3/31/2009	12/31/2008	12/31/2008
	Weighted		Weighted
	Average	Fair	Average	Fair
	Yield	Value	Yield	Value

Agencies:
Due in one year or less	0.00%	$-	0.00%	$-
Due after one to five years	4.40%	5,917,497	4.45%	5,739,408
Due after five years	4.10%	2,526,241	4.10%	2,529,724
Due after ten years	4.30%	1,010,630	0.00%	-
Total Agencies	4.31%	$9,454,368	4.35%	$8,269,132

Mortgage-backed securities:
Mortgage-backed securities	4.75%	$40,363,322	4.66%	$48,034,593

Obligations of state and political subdivisions:
Due in one year or less	4.30%	$45,906	4.30%	$110,790
Due after one to five years	5.07%	827,201	5.07%	806,104
Due after five to ten years	5.40%	5,910,700	5.87%	5,180,237
Due after ten years	6.14%	15,160,613	6.15%	15,160,499
Total Obligations of state and political subdivisions	6.05%	$21,944,420	6.03%	$21,257,630

Trust Preferred Securities
Due after ten years	2.41%	$37,655	3.11%	$230,900

Index

Proceeds from securities sold classified as available for sale totaled $5.5 million and $3.5 million as of March 31, 2009 and March 31, 2008, respectively.  Gross gains realized were $191,151 and $59,837, with an approximate tax expense of $64,991 and $20,345, as of March 31, 2009 and March 31, 2008, respectively.  There were no gross losses realized on the sale of available for sale securities during the three month periods ending March 31, 2009 and March 31, 2008.

Securities with a carrying value of $8.0 million and $7.7 million were pledged to secure borrowings from the FHLB at March 31, 2009 and December 31, 2008, respectively.   During 2009, securities with a carrying value of $10.8 million and $5.1 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at March 31, 2009 and December 31, 2008, respectively.  Securities with a carrying value of $6.0 million and $6.1 million were pledged at Wells Fargo and securities with a  carrying value of $4.5 million and $0 were pledged at the First Tennessee Bank to secure federal funds lines of credit at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at March 31, 2009 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	9,232,865	(270,903)	831,259	(74,437)	10,064,124	(345,340)
Mortgage-backed securities	-	-	2,419,396	(411,786)	2,419,396	(411,786)
Trust preferred securities	-	-	37,655	(917,979)	37,655	(917,979)
Total temporarily impaired	$9,232,865	$(270,903)	$3,288,310	$(1,404,202)	$12,521,175	$(1,675,105)

Securities with unrealized losses at December 31, 2008 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	17,180,355	(649,015)	816,971	(88,756)	17,997,326	(737,771)
Mortgage-backed securities	5,490,894	(357,953)	-	-	5,490,894	(357,953)
Trust preferred securities	-	-	230,900	(717,390)	230,900	(717,390)
Total temporarily impaired	$22,671,249	$(1,006,968)	$1,047,871	$(806,146)	$23,719,120	$(1,813,114)

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Index

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When other-than-temporary-impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of March 31, 2009, Tower Financial Corporation’s security portfolio consisted of 154 securities, 36 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At March 31, 2009, approximately 98% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009.

The Company’s mortgage-backed securities portfolio did contain one non-agency collateralized mortgage obligations with a market value of $393,195 which had unrealized losses of $389,099 at March 31, 2009. This non-agency mortgage-backed security was rated AAA at the time of purchase and is not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and as of March 31, 2009, the Company believes there is no other-than-temporary-impairment and does not have the intent to sell the security and it is likely that it will not be required to sell the security before its anticipated recovery.

Trust Preferred Securities
The Company has one investment in a pooled trust preferred security with a book value of $1.0 million and a fair value of $37,655. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets.  Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis of this investment fell within the scope of EITF 99-20.  This investment is a Preferred Term Security Ltd and is held by our investment subsidiary.  The investment is collateralized by underlying investments in trust preferred securities issued by many different banks and insurance companies.  This security was rated A3 at inception, but at March, 31, 2009, Moody’s downgraded the security to Ca.  The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower Financial Corporation’s note class. Upon completion of the March 31, 2009 analysis, our model indicated other-than-temporary impairment on this security as a result of additional deferrals and defaults in this period.  The current period credit is not material to the financial statements; therefore, we did not book the credit loss through earnings.  An other-than-temporary-impairment of $200,589 was recorded in other comprehensive income, net of taxes.

Index

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  All items reported in other comprehensive income are reported net of tax.  Following is a summary of other comprehensive income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
	2009	2008
Net Income	$410,225	$711,172
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(200,589)	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	(200,589)	-

Unrealized gains (losses) on interest rate floor	(136,242)	444,770
Unrealized holding gains (losses) on available-for-sale securities arising during the period	816,852	699,928
Reclassification adjustment for (gains) losses realized in income on interest rate floor and available-for-sale securities	(327,393)	(59,837)
Net unrealized (gains) losses	353,217	1,084,861
Income tax expense (benefit)	(120,094)	(368,853)
Total other comprehensive income	233,123	716,008
Comprehensive Income	$643,348	$1,427,180

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2009 and March 31, 2008.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 123,934 and 60,744 for the three-month period ended March 31, 2009 and 2008, respectively.

	Three Months Ended
	March 31
	2009	2008
Basic
Net income	$410,225	$711,172
Weighted average common shares outstanding	4,090,365	4,062,145
Basic earnings per common share	$0.10	$0.18

Diluted
Net income	$410,225	$711,172
Weighted average common shares outstanding	4,090,365	4,062,145
Add: dilutive effect of assumed stock option exercises	-	26,539
Weighted average common shares and dilutive potential common shares outstanding	4,090,365	4,088,684
Diluted earnings per common share	$0.10	$0.17

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 123,934 remain outstanding as of March 31, 2009.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $6,945 and $14,760 for the three months ended March 31, 2009 and March 31, 2008, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

A summary of the option activity under the Plans as of March 31, 2009 and changes during the three-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2009	166,675	$11.88	-	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(42,741)	10.03	-	-

Outstanding at March 31, 2009	123,934	12.52	3.62	-

Vested or expected to vest at March 31, 2009	123,330	12.51	3.61	-

Exercisable at March 31, 2009	119,707	12.40	3.52	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2009, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $15,047, which will be recorded in 2009.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2009, 19,500 restricted shares are outstanding under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $11,728 for the three months ended March 31, 2009.  Future expense related to this award will be $35,182 in 2009, $46,910 in 2010 and 2011, and $14,062 in 2012.

Note 8 – Interest Rate Floor

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

Index

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  There was an unrealized gain of $722,769 at the time of settlement and $173,395 remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain has been and will continue to be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  If the Company’s exposure to the original hedged risk ceases to exist, then the entire remaining deferred gain will be immediately recognized on the consolidated statements of operations.

Note 9 – Business Segments

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

Information reported internally for performance assessment follows:

	As of and for the three months ending March 31, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$4,797,370	$24,283	$(280,226)	$-	$4,541,427

Non-interest income	961,415	873,056	756,252	(801,420)	1,789,303

Non-interest expense	4,125,957	603,065	264,249	-	4,993,271

Noncash items
Provision for loan losses	960,000	-	-	-	960,000
Depreciation/Amortization	323,127	9,952	-	-	333,079

Income tax expense(benefit)	46,431	119,251	(198,448)	-	(32,766)

Segment Profit	626,397	175,023	410,225	(801,420)	410,225

Balance Sheet Information
Segment Assets	711,548,273	6,121,156	72,087,734	(74,123,219)	715,633,944

Index

	As of and for the three months ending March 31, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,329,431	$32,594	$(281,650)	$-	$5,080,375

Non-interest income	764,133	894,631	969,069	(987,059)	1,640,774

Non-interest expense	4,625,239	704,828	148,717	-	5,478,784

Noncash items
Provision for loan losses	300,000	-	-	-	300,000
Depreciation/Amortization	337,644	9,946	-	-	347,590

Income tax expense(benefit)	303,513	100,150	(172,470)	-	231,193

Segment Profit	864,812	122,247	711,172	(987,059)	711,172

Balance Sheet Information
Segment Assets	687,243,063	6,286,638	69,964,576	(72,285,912)	691,208,365

Note 10 – Loans and Allowance for Loan Losses

Loans at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Balance	%	Balance	%

Commercial	$261,566,587	46.9%	$255,027,227	45.5%
Commercial real estate	145,343,539	26.0%	152,417,413	27.2%
Residential real estate	93,701,403	16.8%	98,431,638	17.5%
Home equity	38,311,252	6.8%	34,957,139	6.2%
Consumer	19,424,047	3.5%	20,329,830	3.6%
Total loans	558,346,828	100.0%	561,163,247	100.0%
Net deferred loan costs/(fees)	(198,414)		(151,572)
Allowance for loan losses	(11,497,524)		(10,654,879)

Net loans	$546,650,890		$550,356,796

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2009	2008

Beginning balance, January 1	$10,654,879	$8,208,162
Provision expense	960,000	300,000
Charge-offs	(315,867)	(237,165)
Recoveries	198,512	764,373

Ending balance, March 31	$11,497,524	$9,035,370

Net charge-offs to average loans (annualized)	0.09%	-0.37%

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	March 31, 2009	December 31, 2008

Specific allocations	$3,925,000	$3,101,000
Loan pool percentage allocations	7,570,000	7,497,000
Unallocated	2,524	56,879

Total allowance for loan losses	$11,497,524	$10,654,879

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2009	December 31, 2008

Loans past due over 90 days and still accruing	$1,304,057	$1,019,857
Restructured loans	191,260	327,967
Nonaccrual loans	11,707,830	15,675,334
Total nonperforming loans	$13,203,147	$17,023,158
Other real estate owned	5,080,428	2,660,310
Total nonperforming assets	$18,283,575	$19,683,468

Nonperforming assets to total assets	2.55%	2.83%

Nonperforming loans to total loans	2.36%	3.03%

Impaired loans were as follows:

	March 31, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$4,473,752	$6,462,113
Loans with allocated allowance for loan losses	18,513,881	16,898,392
Total Impaired Loans	$22,987,633	$23,360,505

Amount of allowance for loan losses allocated	$3,925,000	$3,101,000

Average impaired loans during the period	$22,762,669	$22,414,645

Interest recognized on impaired loans	$134,979	$244,703

Cash-basis interest income recognized	$134,652	$244,703

Index

Note 11 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:

	March 31, 2009	December 31, 2008
0.65% variable rate advance, principal due at maturity April 13, 2009	-	2,000,000
0.65% variable rate advance, principal due at maturity May 20, 2009	-	3,000,000
0.65% variable rate advance, principal due at maturity June 29, 2009	-	9,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	4,000,000	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	1,000,000	1,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	1,500,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$25,200,000	$39,200,000

Of the total FHLB borrowings at March 31, 2009 and December 31, 2008 no advances had callable options.

At March 31, 2009 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	9,000,000
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$25,200,000

Note 12 – Fair Value Measurement

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at March 31, 2009 and December 31, 2008 using Level 3 inputs.

Index

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.
	March 31, 2009
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$47,769,974	$23,992,136	$37,655	$71,799,765

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$54,292,188	$23,269,167	$230,900	$77,792,255

The following table represents the changes in the Level 3 fair-value category for the period ended March 31, 2009.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Available-for-sale securities
March 31, 2009

Beginning Balance, January 1	$230,900
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	7,344
Included in other comprehensive income	(200,589)
Ending Balance, March 31	$37,655

Assets Measured at Fair Value on a Non-recurring Basis

Other certain assets and liabilities are measured at fair value on a non-recurring basis and are therefore not included in the tables above.  These include impaired loans (evaluated under FAS 114), which are measured at fair value based on the fair value of the underlying collateral, and other real estate owned.  Fair value is determined, where possible, using market prices derived from an appraisal or evaluation.  However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair-value hierarchy.

Index

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.
	March 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	14,588,881	14,588,881
Other real estate owned	-	-	2,660,000	2,660,000

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	15,515,583	15,515,583

Impaired loans, with specific loss allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal value of $18.5 million, with a valuation allowance of $3.9 million at March 31, 2009.  This compares to a carrying value of $18.6 million and a valuation allowance of $3.1 million at December 31, 2008.  This resulted in additional provision-for-loan-losses of $1.7 million relating to these loans for the first quarter of 2009.  The increase in both the carrying value of impaired loans and the valuation allowance during the first three months of 2009 was primarily due to two impaired commercial loan relationships being downgraded and creating a specific reserve in the case of losses on the those relationships.  The increase in other real estate owned from December 31, 2008 to March 31, 2009 was primarily due to the foreclosure of a $2.7 million commercial real estate loan.

In accordance with FSP FAS 107-1, the carrying values and estimated fair values of our financial instruments, not previously presented, at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$56,934,607	$56,934,607	$31,576,373	$31,576,373
Securities available for sale	71,799,765	71,799,765	77,792,255	77,792,255
FHLBI and FRB stock	4,032,446	N/A	4,032,446	N/A
Loans held for sale	1,344,649	1,344,649	151,614	151,614
Loans, net	546,650,891	550,962,407	550,356,796	555,695,490
Accrued interest receivable	2,446,081	2,446,081	2,615,260	2,615,260
Financial liabilities:
Deposits	(618,704,552)	(622,495,390)	(586,237,114)	(589,369,429)
FHLB advances	(25,200,000)	(25,716,332)	(39,200,000)	(39,870,750)
Junior subordinated debt	(17,527,000)	(14,532,211)	(17,527,000)	(14,532,211)
Accrued interest payable	(582,410)	(582,410)	(658,956)	(658,956)

Estimated fair value for securities available for sale is consistent with the hierarchy of FAS 157 “Fair Value Measurements” as described in Note 12.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 13 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2009 and December 31, 2008 and results of operations for the three-month periods ended March 31, 2009 and March 31, 2008.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview

Net Income for the first quarter 2009 was $410,225, a 42.3% decrease from first quarter 2008.  The $300,947 decrease in net income was due to increases in loan loss provision expense and FDIC insurance premiums with balances at March 31, 2009 of $960,000 and $279,490, respectively.  Provision expenses increased by $660,000 from the $300,000 recorded in the first three months of 2008 due to the continual decline in environmental conditions and to place specific reserves on two commercial loan relationships.  FDIC insurance premiums have increased by $111,976 compared to the $167,514 recorded in the first quarter of 2008 due to the increase of the FDIC insurance premium assessments, which have impacted all banks, and due to an increase in deposits of $31.0 million from March 31, 2008.

Net interest income decreased as it was negatively impacted by the decline in net interest margin from 3.15% at March 31, 2008 to 2.85% at March 31, 2009.  Operating expenses decreased by $485,513, or 8.9%, in first quarter 2009 compared to first quarter 2008 despite the increase in FDIC Insurance premiums.  Of this decrease, $363,949 was due to a decrease in employment expenses and $53,876 was due to a decrease in business development expenses.  Most expense categories showed a decrease from the first three months of 2008 to the first three months of 2009, each of which was less than $100,000, including marketing, communication and courier expenses.  These decreases were partially offset by small increases in loan and professional costs and data processing expenses.

Total assets increased by $19.0 million from December 31, 2008 to March 31, 2009.  The increase in total assets was primarily due to an increase in federal funds sold of $36.6 million, which was funded by an increase of $32.5 million in total deposits and a decrease in long-term investments of $6.0 million.  Net loans decreased slightly by $3.7 million from December 31, 2008 to $546.7 million primarily due to a transfer to other real estate owned of $2.7 million.

Total deposits increased by $32.5 million, or 5.5% in the first quarter 2009, primarily driven by an increase in money market and Health Savings Accounts of $24.7 million and $12.0 million, respectively.  While brokered certificate of deposits remained relatively unchanged from December 31, 2008, approximately $9.2 million of these deposits are scheduled to mature during the second quarter of 2009.  In an effort to decrease our out-of-market funding, the Company has remained liquid during the first three months of 2009 to pay off FHLB advances maturing in the second quarter of 2009 and in anticipation of the brokered certificate of deposits maturities.  FHLB advances decreased by $14.0 million from December 31, 2008 to March 31, 2009.

Financial Condition

Total assets were $715.6 million at March 31, 2009 compared to total assets at December 31, 2008 of $696.6 million.  The 2.7% increase in assets was primarily due to an increase in federal funds sold of $36.6 million.  We have experienced growth in our money markets and certificate of deposits by $24.7 million and $4.6 million, respectively, during the first three months of 2009.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $56.9 million at March 31, 2009, an increase of $25.4 million, or 80.3%.  Securities available for sale were $71.8 million at the end of the first quarter of 2009, a decrease of $6.0 million from December 31, 2008.  The decrease in the investment portfolio was the result of the sale of $5.5 million of mortgage backed securities at a gain of $191,151.  We expect to replace the long-term investment portfolio during the second quarter of 2009.

Loans.  Total loans were $558.1 million at March 31, 2009 reflecting a 0.5% decrease from total loans of $561.0 million at December 31, 2008.   The decline in loans during the first three months of 2009 occurred mainly in the commercial real estate and residential portfolios, offset by increase in the commercial and home equity portfolios.  The overall mix of the loan portfolio has remained the same since year-end.  The total of commercial and commercial real estate loans in the portfolio was 72.9% at March 31, 2009 and 72.7% at December 31, 2008.

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have decreased from $19.7 million, or 2.8% of total assets at December 31, 2008 to $18.3 million, or 2.6% of total assets, at March 31, 2009.  The decrease is primarily attributed to identifying potential problem loans, creating an exit strategy, and removing the unhealthy loans from the Company’s portfolio through demanding a pay-off, refinancing through another institution, or foreclosure.  Nonaccrual loans decreased by $4.0 million primarily due to transferring a loan in the amount of $2.7 million to other real estate owned. Total impaired loans at March 31, 2009 were $23.0 million, compared to $23.4 million at December 31, 2008.  At March 31, 2009, management believes it has allocated adequate specific reserves for these risks.

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

The allowance for loan losses at March 31, 2009 was $11.5 million, or 2.06% of total loans outstanding, an increase of $842,645 from $10.7 million, or 1.90% of total loans outstanding, at December 31, 2008.   The provision for loan losses during the first three months of 2009 was $960,000 compared to $300,000 in the first three months of 2008.  The increase in loan loss provision incurred in the first quarter of 2009 compared to the first quarter 2008 was due to specific allocations reserved on two commercial loan relationships amounting to $1.25 million and the continuing decline in the economic environment.

For the first three months of 2009 we were in a net charge-off position of $117,355 compared to a net recovery position of $527,208 for the first three months of 2008.  The Company continues to build its reserves to combat the decline in the economy over the last year.  Nonperforming loans decreased significantly by $3.8 million during the first three months of 2009 due to continuous monitoring of problem relationships, demanding payments, creating exit strategies, and the foreclosure of a $2.7 million relationship. The specific allowance allocations increased by $824,000 to $3.9 million in the first quarter of 2009.  The amount of the allowance allocated for loan pools increased slightly by 1.0% during the first three months of 2009.

Other Assets.   The $2.4 million increase in other assets was primarily attributable to the foreclosure of a commercial real estate loan in the amount of $2.7 million.  The increase was offset by a decrease in the equity investment in a limited partnership held at the Holding Company.  Due to the volatility of the investment, the board of directors approved the gradual liquidation of this $1.0 million investment.  A request was made on October 14, 2008 to withdraw $500,000 from the investment based on the balance at December 31, 2008, which was received January 15, 2009, and to withdraw the remaining balance in increments of $250,000 in April 2009 and July 2009 in accordance with the limited partnership agreement.

Deposits.   Total deposits were $618.7 million at March 31, 2009 compared to total deposits at December 31, 2008 of $586.2 million. The increase of $32.5 million, or 5.5%, during the first three months of 2009 was reflective of the $24.7 million increase in money market accounts and the $12.0 increase in the Health Savings Accounts.  The increase in Health Savings Account was primarily due to a one-time employer contribution received in the first quarter.  Noninterest-bearing demand deposit balances declined by $7.0 million, primarily due to the expiration of promotional rates offered on certificate of deposits and money market accounts.  Certificate of deposit accounts grew by $4.6 million from December 31, 2008 to March 31, 2009.  The significant growth in our in-market deposits will allow us to let out-of-market funding mature during the second quarter of 2009 without needing replaced.  Brokered certificate of deposits were $84.5 million at March 31, 2009 and December 31, 2008.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2009		December 31, 2008
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$75,079,864	12.1%	$82,107,483	14.0%
Interest-bearing checking	83,667,665	13.5%	73,452,486	12.5%
Money market	165,132,915	26.7%	140,384,566	24.0%
Savings	16,961,656	2.7%	17,049,660	2.9%
Time, under $100,000	95,619,367	15.5%	93,764,792	16.0%
Total core deposits	436,461,467	70.5%	406,758,987	69.4%
Non-core deposits:
In-market core deposits:
Time, $100,000 and over	97,698,875	15.8%	94,926,801	16.2%
Out-of-market non-core deposits:
Brokered certificate of deposits	84,544,210	13.7%	84,551,326	14.4%
Total non-core deposits	182,243,085	29.5%	179,478,127	30.6%

Total deposits	$618,704,552	100.0%	$586,237,114	100.0%

Borrowings.   The Company had borrowings in the amount of $25.2 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2009 and $39.2 million at December 31, 2008.  All FHLB advances are bullet advances and mature in a range from April 2009 through March 2013.

Other Liabilities.  Other liabilities remained flat from December 31, 2008 to March 31, 2009 at $3.3 million.   There was a decrease of $76,546 in accrued interest payable as the 75 basis point drop in short-term interest rates in December 2008 is beginning to reflect in the repricing of the deposit portfolio.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2009 reflected net income of $410,225, or $0.10 per diluted share.   This was a $300,947, or 42.3%, decrease from 2008’s first quarter net income of $711,172, or $0.17 per diluted share.   The operating results for the three-month period ended March 31, 2009 were favorable as we were faced with a steep decrease in the net interest margin, we recorded an additional $660,000 to provision expense compared to the same period in 2008, and FDIC insurance premiums increased by $111,976 compared to the amount recorded as of March 31, 2008.  Our non-interest income grew by $148,529 primarily due to a net gain on sale of available for securities.  As interest rates began dropping dramatically in 2008 causing a compression of our net interest margin, we continually looked for ways to decrease our non-interest expenses, which we have been successful in accomplishing over the last year.  Non-interest expenses decreased by $485,513, or 8.9%, from March 31, 2008 to March 31, 2009 primarily due to decreases in most operating expense categories, including employment, occupancy and equipment, business development, and courier expenses.

Total revenue, defined as net interest income plus total noninterest income, declined by $390,419 from the first quarter 2008 to the first quarter 2009 primarily due to the 30 basis point drop in net interest margin over the same period of time.  The 4.0% decrease in short-term interest rates during 2008, of which 75 basis points of the 4.0% drop occurred in December 2008, was the primary reason for the decline in the net interest margin.  For the three-month period ended March 31, 2009, net interest income decreased 10.6%, while total noninterest income increased 9.1% from the same period one year ago primarily due to a net gain recognized on the sale of available for sale securities of $191,151.

Performance Ratios	March 31
	2009	2008

Return on average assets *	0.24%	0.41%
Return on average equity *	3.33%	5.91%
Net interest margin (TEY) *	2.85%	3.15%
Efficiency ratio	78.87%	81.52%
* annualized

Index

Net Interest Income.   Interest income for the three-month periods ended March 31, 2009 and 2008 was $7.9 million and $10.3 million, respectively, while interest expense for the first quarter was $3.4 million in 2009 and $5.2 million in 2008, resulting in net interest income of  $4.5 million for the first quarter of 2009 and $5.1 million for the first quarter of 2008.  While average earning assets decreased slightly, short-term interest rates decreased 400 basis points in 2008 and continue to remain low during the first quarter of 2009, thus negatively impacting net interest margin and causing a decrease in our net interest income.  In a declining interest-rate environment, our variable rate assets re-price immediately, but our variable rate liabilities typically re-price over a time period of thirty to forty-five days.  The tax equivalent net interest margin for the first quarter of 2009 was 2.85%, while the tax equivalent net interest margin for the first quarter of 2008 was 3.15%.  If there are no changes in the current Federal Funds rate of 0.00% - 0.25% in the near future, we expect our net interest margin to begin leveling out.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	March 31, 2009			March 31, 2008
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$1,554	$-	0.00%	$15,503	$117	3.04%
Federal funds sold	19,363	7	0.15%	7,427	66	3.57%
Securities - taxable	59,585	634	4.32%	49,803	615	4.97%
Securities - tax exempt (1)	21,739	343	6.40%	20,550	324	6.34%
Loans held for sale	864	-	0.00%	-	-	0.00%
Loans	559,607	7,048	5.11%	570,240	9,267	6.54%
Total interest-earning assets	662,712	8,032	4.91%	663,523	10,389	6.30%
Allowance for loan losses	(10,948)			(8,522)
Cash and due from banks	11,236			13,459
Other assets	33,431			32,964
Total assets	$696,431			$701,424
Liabilities and Stockholders' Equity
Interest-bearing checking	$84,621	$177	0.85%	$62,397	$220	1.42%
Savings	17,400	21	0.49%	15,242	45	1.19%
Money market	152,462	481	1.28%	130,492	956	2.95%
Certificates of deposit	271,298	2,164	3.23%	329,976	3,421	4.17%
FHLB advances	26,157	250	3.88%	24,189	274	4.56%
Junior subordinated debt	17,527	280	6.48%	17,527	282	6.47%
Total interest-bearing liabilities	569,465	3,373	2.39%	579,823	5,198	3.61%
Noninterest-bearing checking	73,026			69,296
Other liabilities	3,998			3,878
Stockholders' equity	49,942			48,427
Total liabilities and stockholders' equity	$696,431			$701,424
Net interest income		$4,659			$5,191
Rate spread			2.52%			2.69%
Net interest income as a percent of average earning assets			2.85%			3.15%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $960,000, 70 basis points, annualized, on average loans during the first quarter of 2009 as compared to $300,000, or 21 basis points, annualized, on average loans for the first quarter of 2008.  The cause for the increase in provision recorded for the first quarter of 2009 was twofold.  First, two commercial loan relationships with principal balances totaling $6.6 million have started to deteriorate requiring specific reserves allocated to them totaling $1.25 million.  Second, we have improved our loan monitoring process and have incorporated environmental factors into our loan rating and reserving process.  We realize that during times of economic declines that a properly structured and performing loan could struggle; therefore, we account for this when the loan is being rated.  The allowance for loan losses at March 31, 2009 totaled $11.5 million and was 2.06% of total loans outstanding on that date.  For the three-month period ended March 31, 2009 we were in a net charge-off position of $117,355, or 9 basis points, annualized, on average loans compared to net recovery of $527,208, or 37 basis points, annualized, on average loans during the same period a year ago.

Index

Noninterest Income.   Noninterest income was $1.8 million during the first quarter of 2009.   This was a $148,529, or 9.1%, increase compared to the first quarter of 2008.  The majority of the increase relates to the increase in gain on sale of available for sale securities of $131,314 and an increase in loan broker fees of $77,220.  These increases were offset by a decline in service charges of $63,377 and trust and brokerage fees of $26,503.  Service charge income decreased due to reconfiguring our fee structure on our Health Savings Account product, as we eliminated the service charges and reduced interest rates. Trust and brokerage fees have decreased compared to March 31, 2008 as the stock market has not recovered from its rapid decline of approximately 40% in 2008.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $5.0 million for the first quarter of 2009 while noninterest expense for the three-month period ended March 31, 2008 was $5.5 million.  The main components of noninterest expense for the first quarter of 2009 were salaries and benefits of $2.7 million, occupancy and equipment costs of $698,592, and loan and professional expenses in the amount of $311,944.  We experienced a decrease in several operating expense accounts in the first quarter 2009 compared to the first quarter 2008, including decreases in employment expenses of $363,949, occupancy and equipment of $59,723, and business development of $53,876.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  The increase from first quarter 2008 to first quarter 2009 was $111,976.

Income Taxes.    During the quarters ended March 31, 2009 and 2008, the Company recorded ($32,766) and $231,193, in income taxes benefit and income tax expense, respectively. The effective tax rate recorded was (8.7%) for 2009 as compared to 24.5% for 2008.  The tax benefit in 2009 is the result of excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   The first quarter showed a substantial increase in deposits of $32.5 million from December 31, 2008.   While we continued to show steady in-market deposit growth, we positioned ourselves to allow our out-of-market brokered certificate of deposits and FHLB advances to mature in the second quarter without replacing those funds through the use of out-of-market products.  Currently, all of FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  Included in our out-of-market funding base are borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $127.3 million, or 19.2% of our total funding, at March 31, 2009.  This was up slightly from $106.7 million, or 16.7% at March 31, 2008. Total deposits at March 31, 2009 were $618.7 million and the loan to deposit ratio was 90.21%.   Total borrowings at March 31, 2009 were $42.7 million.  We expect to experience more moderate loan growth in the near-term due to a shift in management’s strategy, which focuses more on profitability, rather than growth. Funding for the loan growth will continue to come from in-market sources.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $50.3 million and $49.6 million at March 31, 2009 and December 31, 2008, respectively. Affecting the increase in stockholders’ equity during the first three months of 2009 was $410,225 in net income and $233,123 in unrealized gains, net of tax, on available for sale securities and the interest rate floor.  Additionally, we recorded $18,673 of stock option and restricted stock compensation expense per FAS123R.

During the first three months of 2009, we made no dividend payments.  In the second quarter of 2008, the Company issued a press release stating that we elected to forego the declaration of a dividend on its common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Our ability to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2009			December 31, 2008
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.52%	5.00%	4.00%	9.69%	5.00%	4.00%
Tier 1 risk-based	11.47%	6.00%	4.00%	11.66%	6.00%	4.00%
Total risk-based	12.77%	10.00%	8.00%	12.99%	10.00%	8.00%

The Bank
Leverage capital	9.01%	5.00%	4.00%	9.04%	5.00%	4.00%
Tier 1 risk-based	10.82%	6.00%	4.00%	10.87%	6.00%	4.00%
Total risk-based	12.08%	10.00%	8.00%	12.12%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At March 31, 2009, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first three months of 2009.

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

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

TOWER FINANCIAL CORPORATION

Dated: May 15, 2009	/ s / Michael D. Cahill
Michael D. Cahill, President and Chief Executive Officer

Dated: May 15, 2009	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer