Form 10-Q
period 2009-06-30
TOWER FINANCIAL CORP
filed 2009-08-12
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of August 12, 2009: 4,090,432.

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

INDEX

PART I.   FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2009 and December 31, 2008

	(unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$11,692,671	$19,418,905
Short-term investments and interest-earning deposits	486,924	9,525,414
Federal funds sold	3,702,334	2,632,054
Total cash and cash equivalents	15,881,929	31,576,373

Securities available for sale, at fair value	77,959,647	77,792,255
Securities held to maturity, at cost	4,720,914	-
FHLB and FRB stock	4,032,446	4,032,446
Loans held for sale	3,513,721	151,614

Loans	557,529,990	561,011,675
Allowance for loan losses	(14,105,074)	(10,654,879)
Net loans	543,424,916	550,356,796

Premises and equipment, net	7,592,201	8,010,596
Accrued interest receivable	2,462,880	2,615,260
Bank owned life insurance	12,809,168	12,589,699
Other Real Estate Owned	4,060,025	2,660,310
Other assets	9,849,162	6,798,774

Total assets	$686,307,009	$696,584,123

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$105,667,772	$82,107,483
Interest-bearing	488,925,976	504,129,631
Total deposits	594,593,748	586,237,114

Short-term borrowings	2,800,000	-
Federal Home Loan Bank (FHLB) advances	21,200,000	39,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	539,193	658,956
Other liabilities	3,684,819	3,342,913

Total liabilities	640,344,760	646,965,983

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock and paid-in-capital, no par value, 6,000,000 4,090,432 and 4,084,432 shares outstanding at at June 30, 2009 and December 31, 2008	39,803,592	39,766,742
Treasury stock, at cost, 65,000 shares at June 30, 2009 and December 31, 2008	(884,376)	(884,376)
Retained earnings	7,210,469	10,895,724
Accumulated other comprehensive income(loss), net of tax of ($86,254) at June 30, 2009 and ($82,399) at December 31, 2008	(167,436)	((159,950)
Total stockholders' equity	45,962,249	49,618,140

Total liabilities and stockholders' equity	$686,307,009	$696,584,123

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2009 and 2008

	(unaudited)		(unaudited)
	Three Months ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$7,099,710	$8,348,159	$14,147,664	$17,615,558
Securities - taxable	781,080	648,256	1,414,797	1,262,770
Securities - tax exempt	243,046	223,312	469,329	437,346
Other interest income	2,708	89,634	9,553	271,986
Total interest income	8,126,544	9,309,361	16,041,343	19,587,660
Interest expense:
Deposits	2,803,694	3,433,023	5,646,584	8,075,158
Short-term borrowings	1,082	-	990	-
FHLB advances	216,680	298,637	467,028	572,777
Junior subordinated debt	283,071	283,071	563,297	564,720
Total interest expense	3,304,527	4,014,731	6,677,899	9,212,655
Net interest income	4,822,017	5,294,630	9,363,444	10,375,005
Provision for loan losses	6,550,000	875,000	7,510,000	1,175,000
Net interest income (loss) after provision for loan losses	(1,727,983)	4,419,630	1,853,444	9,200,005
Noninterest income:
Trust and brokerage fees	806,067	938,634	1,673,956	1,833,026
Service charges	283,483	314,144	541,316	635,354
Loan broker fees	195,403	66,812	333,681	127,870
Gain (Loss) on sale of securities	3,861	-	195,012	59,837
Impairment on available-for-sale securities (See Note 4 for more detail)	(47,656)	-	(47,656)	-
Other fees	357,790	148,879	691,942	453,156
Total noninterest income	1,598,948	1,468,469	3,388,251	3,109,243
Noninterest expense:
Salaries and benefits	2,644,960	3,051,846	5,367,409	6,138,244
Occupancy and equipment	692,810	731,588	1,391,402	1,489,903
Marketing	134,215	224,014	278,872	374,216
Data processing	327,443	220,172	621,452	500,930
Loan and professional costs	383,196	386,418	695,140	630,068
Office supplies and postage	73,489	81,947	170,546	195,979
Courier services	58,472	75,070	119,907	164,535
Business development	165,765	173,959	266,762	328,832
Communication Expense	44,321	80,931	88,239	151,723
FDIC Insurance Premiums	679,308	200,241	958,798	367,755
Write-down on Other Real Estate Owned	950,000	-	950,000	50,000
Other expense	303,902	394,239	542,625	707,024
Total noninterest expense	6,457,881	5,620,425	11,451,152	11,099,209
Income (Loss) before income taxes	(6,586,916)	267,674	(6,209,457)	1,210,039
Income tax expense (benefit)	(2,491,436)	(75,033)	(2,524,202)	156,160

Net income (loss)	$(4,095,480)	$342,707	$(3,685,255)	$1,053,879

The following notes are an integral part of the financial statements

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2009 and 2008

	Common		Accumulated
	Stock and		Other
	Paid-in	Retained	Comprehensive	Treasury
	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2008	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008		1,053,879			1,053,879

Other Comprehensive Income (See Note 5)			(378,112)		(378,112)

Total Comprehensive Income					675,767

Cash dividends paid ($0.044 per share)		(179,104)			(179,104)

Issuance of 22,127 shares of common stock for stock options exercised, including tax benfit	220,639				220,639

Stock based compensation expense	32,007				32,007

Repurchase of 11,964 shares of common stock	-			(125,549)	(125,549)

Balance, June 30, 2008	$39,735,315	$10,083,494	$(103,119)	$(884,376)	$48,831,314

Balance, January 1, 2009	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income(loss) for 2009		(3,685,255)			(3,685,255)

Other Comprehensive Income (Loss) (See Note 5)			(7,486)		(7,486)

Total Comprehensive Income (Loss)					(3,692,741)

Stock based compensation expense	36,850				36,850

Balance, June 30, 2009	$39,803,592	$7,210,469	$(167,436)	$(884,376)	$45,962,249

The following notes are an integral part of the financial statements

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2009 and 2008

	(unaudited)	(unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(3,685,255)	$1,053,879
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	687,346	701,825
Provision for loan losses	7,510,000	1,175,000
Stock based compensation expense	36,850	32,007
Earnings on life insurance	(219,469)	(209,813)
Gain on sale of securities AFS	(195,012)	(59,837)
Impairment on available-for-sale securities	47,656	-
Gain on settlement of interest rate floor	(312,656)	(156,327)
Loss on disposal of premises and equipment	231	7,492
Loans originated for sale	(14,961,125)	(4,654,333)
(Gain)Loss on sale of other real estate owned	59,151	-
Proceeds on sale of other real estate owned	630,788	-
Write-down on other real estate owned	950,000	50,000
Proceeds from sale of loans	11,599,018	6,974,570
Change in accrued interest receivable	152,380	610,483
Change in other assets	(3,046,532)	856,127
Change in accrued interest payable	(119,763)	(886,316)
Change in other liabilities	341,906	825,209
Net cash from operating activities	(524,486)	6,319,966
Cash flows from investing activities:
Net change in loans	(3,617,775)	9,054,201
Purchase of securities AFS	(14,029,392)	(21,129,663)
Purchase of securities HTM	(4,720,914)	-
Proceeds from calls and maturities of securities AFS	8,108,024	8,070,800
Proceeds from settlement of interest rate floor	-	833,750
Proceeds from sale of securities AFS	6,022,315	3,476,412
Proceeds from sale of participation loans	-	11,000,231
Purchase of premises and equipment	(88,850)	(421,278)
Net cash from investing activities	(8,326,592)	10,884,453
Cash flows from financing activities:
Net change in deposits	8,356,634	(571,856)
Cash dividends paid	-	(179,104)
Proceeds from issuance of common stock from exercise of stock options	-	220,639
Net change in short-term borrowings	2,800,000	-
Proceeds from FHLB advances	-	54,450,000
Repayment of FHLB advances	(18,000,000)	(65,350,000)
Repurchase of common stock	-	(125,549)
Net cash from (used in) financing activities	(6,843,366)	(11,555,870)
Net change in cash and cash equivalents	(15,694,444)	5,648,549
Cash and cash equivalents, beginning of period	31,576,373	33,830,389
Cash and cash equivalents, end of period	$15,881,929	$39,478,938

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,797,662	$10,098,971
Income taxes	1,265,000	-
Noncash items:
Transfer of loans to other real estate owned	3,039,655	1,437,745

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2009 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and June 30, 2008.   The results for the period ended June 30, 2009 should not be considered as indicative of results for a full year.  These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008, 2007, and 2006 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events. The objective of this Statement is to establish principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: a) The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). b) The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard did not have a material effect on the Company's consolidated results of operations or financial condition.

Note 4 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency debt obligations	$8,241,489	$172,187	$(9,701)	$8,403,975
Obligations of states and political subdivisions	25,289,367	161,115	(715,617)	24,734,865
Mortgage-backed securities	43,810,056	1,231,677	(294,979)	44,746,754
Trust Preferred securities	913,686	-	(839,633)	74,053

Total	$78,254,598	$1,564,979	$(1,859,930)	$77,959,647

Held to Maturity:	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities	$4,720,914	$29,113	$(22,908)	$4,727,119

Total	$4,720,914	$29,113	$(22,908)	$4,727,119

	December 31, 2008
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Available for Sale:
U.S. Government agency debt obligations	$8,038,385	$230,747	$-	$8,269,132
Obligations of states and political subdivisions	21,908,378	87,023	(737,771)	21,257,630
Mortgage-backed securities	47,449,188	943,358	(357,953)	48,034,593
Trust Preferred securities	948,290	-	(717,390)	230,900

Total	$78,344,241	$1,261,128	$(1,813,114)	$77,792,255

The fair values of debt securities available for sale and held to maturity at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	6/30/2009	6/30/2009	12/31/2008	12/31/2008
	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value
Available for sale:
Agencies:
Due in one year or less	0.00%	$-	0.00%	$-
Due after one to five years	3.90%	5,115,282	4.45%	5,739,408
Due after five years	4.07%	1,782,753	4.10%	2,529,724
Due after ten years	3.53%	1,505,940	0.00%	-
Total Agencies	3.87%	$8,403,975	4.35%	$8,269,132

Mortgage-backed securities:
Mortgage-backed securities	4.93%	$44,746,754	4.66%	$48,034,593

Obligations of state and political subdivisions:
Due in one year or less	4.30%	$45,801	4.30%	$110,790
Due after one to five years	4.72%	1,696,582	5.07%	806,104
Due after five to ten years	5.82%	6,721,278	5.87%	5,180,237
Due after ten years	6.14%	16,271,204	6.15%	15,160,499
Total Obligations of state and political subdivisions	5.96%	$24,734,865	6.03%	$21,257,630

Trust Preferred Securities
Due after ten years	1.70%	$74,053	3.11%	$230,900

Held to maturity:
Mortgage-backed securities:
Mortgage-backed securities	9.21%	$4,727,119	0.00%	$-

Proceeds from securities sold classified as available for sale totaled $6.0 million and $3.5 million as of June 30, 2009 and June 30, 2008, respectively.  Gross gains realized were $195,012 and $59,837, with an approximate tax expense of $66,304 and $20,345, as of June 30, 2009 and June 30, 2008, respectively.  There were no gross losses realized on the sale of available for sale securities during the six month periods ending June 30, 2009 and June 30, 2008.  Also impacting earnings during the second quarter of 2009 is an other-than-temporary impairment charge related to a credit loss on one trust preferred security in the amount of $47,656, described below.

Securities with a carrying value of $3.2 million and $7.7 million were pledged to secure borrowings from the FHLB at June 30, 2009 and December 31, 2008, respectively.  Securities with a carrying value of $11.5 million and $5.1 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at June 30, 2009 and December 31, 2008, respectively.  Securities with a carrying value of $5.8 million and $6.1 million were pledged at Wells Fargo and securities with a  carrying value of $3.7 million and $0 were pledged at the First Tennessee Bank to secure federal funds lines of credit at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at June 30, 2009 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government agency debt obligations	$2,002,810	$(9,701)	$-	$-	$2,002,810	$(9,701)
Obligations of states and political subdivisions	15,173,337	(426,238)	2,855,641	(289,379)	18,028,978	(715,617)
Mortgage-backed securities	3,904,462	(5,325)	471,174	(289,654)	4,375,636	(294,979)
Trust preferred securities	-	-	74,053	(839,633)	74,053	(839,633)
Total temporarily impaired	$21,080,609	$(441,264)	$3,400,868	$(1,418,666)	$24,481,477	$(1,859,930)

	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Held to maturity:
Mortgage-backed securities	4,727,119	(22,908)	-	-	4,727,119	(22,908)
Total temporarily impaired	$4,727,119	$(22,908)	$-	$-	$4,727,119	$(22,908)

Securities with unrealized losses at December 31, 2008 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	17,180,355	(649,015)	816,971	(88,756)	17,997,326	(737,771)
Mortgage-backed securities	5,490,894	(357,953)	-	-	5,490,894	(357,953)
Trust preferred securities	-	-	230,900	(717,390)	230,900	(717,390)
Total temporarily impaired	$22,671,249	$(1,006,968)	$1,047,871	$(806,146)	$23,719,120	$(1,813,114)

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

We evaluate securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

As of June 30, 2009, Tower Financial Corporation’s security portfolio consisted of 175 securities, 70 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At June 30, 2009, approximately 85% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company’s mortgage-backed securities portfolio did contain one non-agency collateralized mortgage obligations with a market value of $471,173 which had unrealized losses of $289,655 at June 30, 2009. This non-agency mortgage-backed security was rated AAA at the time of purchase and is not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and as of June 30, 2009, the Company believes there is no other-than-temporary-impairment and does not have the intent to sell the security and it is likely that it will not be required to sell the security before its anticipated recovery.

In the second quarter of 2009, we purchased $4.7million of non-agency backed CMO investments. These investments were purchased as loan alternatives. The bonds are classified as held to maturity as we have no intention of using the securities for liquidity purposes. The four securities purchased all had AAA rating from Standard & Poors. These bonds make up less than 11% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Trust Preferred Securities
The Company has one investment in a pooled trust preferred security with a book value of $913,686 and a fair value of $74,053. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets.  Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis of this investment fell within the scope of EITF 99-20.  This investment is a Preferred Term Security Ltd and is held by our investment subsidiary.  The investment is collateralized by underlying investments in trust preferred securities issued by many different banks and insurance companies.  This security was rated A3 at inception, but as of June 30, 2009, Moody’s has downgraded the security to Ca.  The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments.  Based on the information available at March 31, 2009, we assumed no recoveries on defaults and treated all interest payment deferrals as defaults. In addition, we used the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower Financial Corporation’s note class. Upon completion of the March 31, 2009 analysis, our model indicated other-than-temporary impairment on this security as a result of additional deferrals and defaults during the first quarter and the impact those had on expected cashflows.  This security had an other-than-temporary-impairment loss of which $47,656 was recorded as expense in the second quarter of 2009 based on the calculation at March 31, 2009.  Although the first quarter impairment was recorded in the second quarter, we do not believe the impact to the financial statements was material.  For the second quarter, the method used for predicting future interest payments in the cash flow model was enhanced. At March 31, 2009, the model used the current bond coupon and assumed interest rates stayed flat over the remainder of the security’s life. The new model uses forward interest rates as embedded in the LIBOR curve at quarter end. This process produces a coupon forecast that is tied directly to market expectations at quarter end.  We believe this is more indicative of what will happen with interest rates versus rates remaining steady for the next 20 or more years. The new coupon calculations allow for more realistic cash flow calculations going forward.  This model doubles the average bank defaults per year going forward and holds the insurance company default static. Upon completion of the June 30, 2009 analysis, our model indicated no additional other-than-temporary impairment credit charge to be reported in earnings.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.  All items reported in other comprehensive income (loss) are reported net of tax.  Following is a summary of other comprehensive income (loss) for the three and six months ended June, 2009 and 2008:

	Three months ended June 30
	2009	2008
Net Income (Loss)	$(4,095,480)	$342,707
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	30,690	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	47,656	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	78,346	-

Unrealized gains (losses) on interest rate floor	(132,134)	(139,834)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(278,354)	(1,534,969)
Reclassification adjustment for (gains) losses realized in income on interest rate floor	219,343	(139,832)
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(3,861)	-
Net unrealized (gains) losses	(195,006)	(1,814,635)
Income tax expense (benefit)	123,949	563,632
Total other comprehensive income (loss)	(240,609)	(1,251,003)
Comprehensive Income (Loss)	$(4,336,089)	$(908,296)

	Six months ended June 30
	2009	2008
Net Income (Loss)	$(3,685,255)	$1,053,879
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(169,899)	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	47,656	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	(122,243)	-

Unrealized gains (losses) on interest rate floor	445,505	304,936
Unrealized holding gains (losses) on available-for-sale securities arising during the period	128,785	(678,158)
Reclassification adjustment for (gains) losses realized in income on interest rate floor	(268,376)	(139,832)
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(195,012)	(59,837)
Net unrealized (gains) losses	(11,341)	(572,891)
Income tax expense (benefit)	3,855	194,779
Total other comprehensive income (loss)	(7,486)	(378,112)
Comprehensive Income (Loss)	$(3,692,741)	$675,767

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the six-month periods ended June 30, 2009 and June 30, 2008.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 123,934 and 45,886 for the three-month period and 123,934 and 45,660 for the six-month period ended June 30, 2009 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic
Net income (loss)	$(4,095,480)	$342,707	$(3,685,255)	$1,053,879
Weighted average common shares outstanding	4,090,432	4,073,582	4,090,399	4,066,864
Basic earnings (loss) per common share	$(1.00)	$0.08	$(0.90)	$0.26

Diluted
Net income (loss)	$(4,095,480)	$342,707	$(3,685,255)	$1,053,879
Weighted average common shares outstanding	4,090,432	4,073,582	4,090,399	4,066,864
Add: dilutive effect of assumed stock option exercises	-	2,289	-	13,273

Weighted average common shares and dilutive potential common shares outstanding	4,090,432	4,075,871	4,090,399	4,080,137
Diluted earnings (loss) per common share	$(1.00)	$0.08	$(0.90)	$0.26

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 123,934 remain outstanding as of June 30, 2009.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $13,394 and $29,195 for the six months ended June 30, 2009 and June 30, 2008, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of June 30, 2009 and changes during the six-month period then ended are presented below:

Options	Shares	Weighted-Average Aggregate Exercise Price	Weighted-Average Remaining Contractual Term	Instrinsic Value

Outstanding at January 1, 2009	166,675	$11.88	-	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(42,741)	10.03	-	-

Outstanding at June 30, 2009	123,934	12.52	3.37	-

Vested or expected to vest at June 30, 2009	123,330	12.51	3.36	-

Exercisable at June 30, 2009	119,707	12.40	3.27	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of June 30, 2009, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R) was $8,599, which will be recorded in 2009.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2009, 19,500 restricted shares are outstanding under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $23,456 and $2,812 for the six months ended June 30, 2009 and June 30, 2008, respectively.  Future expense related to this award will be $23,455 in 2009, $46,910 in 2010 and 2011, and $14,062 in 2012.

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

In accordance with SFAS No 133, this interest rate floor was measured at fair value and reported as an asset on the consolidated balance sheet at December 31, 2008.  The portion of the change in fair value of the interest rate floor that was deemed effective in hedging the cash flows of the designated assets was recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cash flows occur in the future.  Any ineffectiveness resulting from the interest rate floor was recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

This instrument was designated as a cash flow hedge.  The objective of the floor was to protect the overall change in cash flows of the designated Prime-rate based loans with a spread of zero percent from extreme market interest rate changes.  Changes in the cash flows of the floor were expected to be highly effective in offsetting the variability in the expected future cash flows of the hedged loans attributed to fluctuations in Prime rates below 7.5% (strike price of floor as stated above).

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  There was an unrealized gain of $722,769 at the time of settlement and $41,260 remains in accumulated other comprehensive income, net of tax, as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remains.  The unrealized gain has been and will continue to be reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement, which expires on August 1, 2009.  If the Company’s exposure to the original hedged risk ceases to exist, then the entire remaining deferred gain will be immediately recognized on the consolidated statements of operations.

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

Information reported internally for performance assessment follows:

	As of and for the three months ending June 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,081,444	$23,644	$(283,071)	$-	$4,822,017

Non-interest income	776,511	812,741	(3,718,656)	3,728,352	1,598,948

Non-interest expense	5,559,187	589,199	309,495	-	6,457,881

Noncash items
Provision for loan losses	6,550,000	-	-	-	6,550,000
Depreciation/Amortization	323,260	9,921	-	-	333,181

Income tax expense(benefit)	(2,347,966)	72,272	(215,742)	-	(2,491,436)

Segment Profit (Loss)	(3,903,266)	174,914	(4,095,480)	3,728,352	(4,095,480)

Balance Sheet Information
Segment Assets	682,144,241	6,284,513	67,859,336	(69,981,081)	686,307,009

	As of and for the six months ending June 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$9,878,814	$47,927	$(563,297)	$-	$9,363,444

Non-interest income	1,737,926	1,685,797	(2,962,404)	2,926,932	3,388,251

Non-interest expense	9,685,144	1,192,264	573,744	-	11,451,152

Noncash items
Provision for loan losses	7,510,000	-	-	-	7,510,000
Depreciation/Amortization	667,473	19,873	-	-	687,346

Income tax expense(benefit)	(2,301,535)	191,523	(414,190)	-	(2,524,202)

Segment Profit (Loss)	(3,276,869)	349,937	(3,685,255)	2,926,932	(3,685,255)

Balance Sheet Information
Segment Assets	682,144,241	6,284,513	67,859,336	(69,981,081)	686,307,009

	As of and for the three months ending June 30, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,551,759	$25,942	$(283,071)	$-	$5,294,630

Non-interest income	704,064	938,763	577,496	(751,854)	1,468,469

Non-interest expense	4,704,058	697,799	218,568	-	5,620,425

Noncash items
Provision for loan losses	875,000	-	-	-	875,000
Depreciation/Amortization	343,723	10,512	-	-	354,235

Income tax expense(benefit)	55,407	136,411	(266,851)	-	(75,033)

Segment Profit	621,358	130,495	342,708	(751,854)	342,707

Balance Sheet Information
Segment Assets	691,288,156	6,422,677	69,234,163	(71,361,057)	695,583,939

	As of and for the six months ending June 30, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$10,881,189	$58,536	$(564,720)	$-	$10,375,005

Non-interest income	1,468,198	1,833,394	1,546,563	(1,738,912)	3,109,243

Non-interest expense	9,329,297	1,402,627	367,285	-	11,099,209

Noncash items
Provision for loan losses	1,175,000	-	-	-	1,175,000
Depreciation/Amortization	681,367	20,458	-	-	701,825

Income tax expense(benefit)	358,920	236,561	(439,321)	-	156,160

Segment Profit	1,486,170	252,742	1,053,879	(1,738,912)	1,053,879

Balance Sheet Information
Segment Assets	691,288,156	6,422,677	69,234,163	(71,361,057)	695,583,939

Note 10 – Loans and Allowance for Loan Losses

Loans at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Balance	%	Balance	%

Commercial	$265,103,331	47.5%	$255,027,227	45.5%
Commercial real estate	142,062,873	25.5%	152,417,413	27.2%
Residential real estate	89,055,868	16.0%	98,431,638	17.5%
Home equity	42,773,441	7.6%	34,957,139	6.2%
Consumer	18,744,966	3.4%	20,329,830	3.6%
Total loans	557,740,479	100.0%	561,163,247	100.0%
Net deferred loan costs/(fees)	(210,489)		(151,572)
Allowance for loan losses	(14,105,074)		(10,654,879)

Net loans	$543,424,916		$550,356,796

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2009	2008

Beginning balance, January 1	$10,654,879	$8,208,162
Provision expense	7,510,000	1,175,000
Charge-offs	(4,236,678)	(1,657,598)
Recoveries	176,873	1,248,488

Ending balance, June 30	$14,105,074	$8,974,052

Net charge-offs to average loans (annualized)	1.46%	0.14%

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2009	December 31, 2008

Specific allocations	$6,085,000	$3,101,000
Loan pool percentage allocations	7,990,000	7,497,000
Unallocated	30,074	56,879

Total allowance for loan losses	$14,105,074	$10,654,879

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2009	December 31, 2008

Loans past due over 90 days and still accruing	$2,508,961	$1,019,857
Restructured loans	184,457	327,967
Nonaccrual loans	19,015,529	15,675,334
Total nonperforming loans	$21,708,947	$17,023,158
Other real estate owned	4,060,025	2,660,310
Total nonperforming assets	$25,768,972	$19,683,468

Nonperforming assets to total assets	3.75%	2.83%

Nonperforming loans to total loans	3.89%	3.03%

Impaired loans were as follows:

	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$8,648,691	$6,462,113
Loans with allocated allowance for loan losses	19,589,371	16,898,392
Total Impaired	$28,238,062	$23,360,505

Amount of allowance for loan losses allocated	$6,085,000	$3,101,000
Average impaired loans during the period	$24,587,800	$22,414,645
Interest recognized on impaired loans	$374,353	$244,703
Cash-basis interest income recognized	$436,803	$244,703

Note 11 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:
	June 30, 2009	December 31, 2008
0.65% variable rate advance, principal due at maturity April 13, 2009	-	2,000,000
0.65% variable rate advance, principal due at maturity May 20, 2009	-	3,000,000
0.65% variable rate advance, principal due at maturity June 29, 2009	-	9,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	-	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	4,000,000	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	1,000,000	1,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	1,500,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$21,200,000	$39,200,000

Of the total FHLB borrowings at June 30, 2009 and December 31, 2008 no advances had callable options.

At June 30, 2009 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	5,000,000
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$21,200,000

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at June 30, 2009 and December 31, 2008 using Level 3 inputs.

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.
	June 30, 2009
	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government agency debt obligations	$6,341,475	$2,062,500	$-	$8,403,975
Obligations of states and political subdivisions	-	24,734,865	-	24,734,865
Mortgage-backed securities	44,746,754	-	-	44,746,754
Trust Preferred securities	-	-	74,053	74,053
Total	$51,088,229	$26,797,365	$74,053	$77,959,647

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government agency debt obligations	$6,262,932	$2,006,200	$-	$8,269,132
Obligations of states and political subdivisions	-	21,257,630	-	21,257,630
Mortgage-backed securities	48,034,593	-	-	48,034,593
Trust Preferred securities	-	-	230,900	230,900
Total	$54,297,525	$23,263,830	$230,900	$77,792,255

The following table represents the changes in the Level 3 fair-value category for the period ended June 30, 2009.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the three and six month periods ended June 30, 2009.

Available-for-sale securities
For the three months ended	June 30, 2009

Beginning Balance, April 1	$37,655
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	5,708
Credit loss recognized in earnings	(47,656)
Included in other comprehensive income	78,346
Ending Balance, June 30	$74,053

Available-for-sale securities
For the six months ended	June 30, 2009

Beginning Balance, January 1	$230,900
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	13,052
Credit loss recognized in earnings	(47,656)
Included in other comprehensive income	(122,243)
Ending Balance, June 30	$74,053

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	13,504,371	13,504,371
Other real estate owned	-	-	4,060,025	4,060,025

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	15,515,583	15,515,583

Impaired loans, with specific loss allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal value of $19.6 million, with a valuation allowance of $6.1 million at June 30, 2009.  This compares to a carrying value of $18.6 million and a valuation allowance of $3.1 million at December 31, 2008.  This resulted in additional provision-for-loan-losses of $3.0 million relating to these loans for the second quarter of 2009.  The increase in the valuation allowance during the first six months of 2009 was primarily due to the depreciation in value of the collateral on three impaired commercial real estate loan relationships causing an increase in specific reserves by $3.6 million.  The decrease in carrying value is due to charging down three commercial and two commercial real estate loan relationships by $3.9 million.  The increase in other real estate owned from December 31, 2008 to June 30, 2009 was primarily due to the foreclosure of a $2.7 million commercial real estate loan, which was offset by a charge-down of $950,000 on a commercial property from a decline in value based on a recent appraisal.

In accordance with FSP FAS 107-1, the carrying values and estimated fair values of our financial instruments, not previously presented, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$15,881,929	$15,881,929	$31,576,373	$31,576,373
Securities available for sale	77,959,647	77,959,647	77,792,255	77,792,255
Securities held to maturity	4,720,914	4,727,119	-	-
FHLBI and FRB stock	4,032,446	N/A	4,032,446	N/A
Loans held for sale	3,513,721	3,513,721	151,614	151,614
Loans, net	543,424,916	543,270,357	550,356,796	555,695,490
Accrued interest receivable	2,462,880	2,462,880	2,615,260	2,615,260
Financial liabilities:
Deposits	(594,593,748)	(597,430,369)	(586,237,114)	(589,369,429)
Short-term borrowings	(2,800,000)	(2,800,000)	-	-
FHLB advances	(21,200,000)	(21,620,823)	(39,200,000)	(39,870,750)
Junior subordinated debt	(17,527,000)	(17,025,235)	(17,527,000)	(14,532,211)
Accrued interest payable	(539,193)	(539,193)	(658,956)	(658,956)

Estimated fair value for securities available for sale is consistent with the hierarchy of FAS 157 “Fair Value Measurements” as described in Note 12.  Estimated fair value for securities held to maturity are based on quoted market prices, if available.  For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 13 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Note 14 – Subsequent Events

Management has performed an evaluation of subsequent events through August 12, 2009 and no significant subsequent events were identified

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2009 and December 31, 2008 and results of operations for the six-month periods ended June 30, 2009 and June 30, 2008.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview

Net loss was $4.1 million and $3.7 million for the second quarter 2009 and year-to-date, a increase of $4.4 million and $4.7 million from the same periods in 2008.  The increase was due to an increase in loan loss provision expense bringing the quarterly expense to $6.6 million and a write-down in value of an other real estate owned property of $950,000.  Provision expenses increased by $5.7 million from the $875,000 recorded in the second quarter 2008 due to the continual decline in environmental conditions, to place specific reserves on three commercial real estate loan relationships, and to replace charge-downs on three commercial and two commercial real estate loan relationships.  Upon the receipt of new appraisals, we were required to write down the value of an other real estate owned property to fair value, thus recording an expense of $950,000 through operating expenses.  Also adding to the decrease in earnings was an industry-wide increase in FDIC insurance premiums coupled with an industry-wide FDIC special assessment to which our share was $315,000. These two FDIC charges accounted for a total increase of $479,067 from the second quarter 2008 to the second quarter 2009.

Net interest income decreased as it was negatively impacted by the decline in the year-to-date net interest margin from 3.26% at June 30, 2008 to 2.93% at June 30, 2009.  Operating expenses increased by $351,943, or 3.2%, in the first half of 2009 compared to the first half of 2008 due to the FDIC Special Assessment of $315,000 and a write-down of the value of an other real estate owned property of $950,000.  Offsetting this increase was a decrease of $770,835 in employment expenses and an approximate $320,000 aggregate decrease in occupancy and equipment, marketing, business development, and communication expenses.

Total assets decreased by $10.3 million from December 31, 2008 to June 30, 2009.  The decrease in total assets was primarily due to a decrease of $15.7 million in cash and cash equivalents.  The decrease in cash was due to net paydown of borrowings between  FHLB advances and the Federal Reserve Discount Window of $15.2 million. Net loans decreased by $6.9 million from December 31, 2008 to $543.4 million primarily due to charge-downs of $4.2 million on impaired loans and $950,000 on other real estate owned of $2.7 million.

Total deposits increased $8.4 million, or 1.4%, during the first half of 2009. The increase was primarily driven by increases in non-interest bearing checking accounts and money market accounts of $23.6 million and $10.3 million, respectively.  This increase was offset by decreases non-core deposits of $29.2 million, which includes decreases in certificate of deposits greater than $100,000 and brokered certificate of deposits in the amounts of $14.1 and $15.1 million, respectively.  In an effort to decrease our out-of-market funding, the Company remained liquid during the first half of 2009 to pay off FHLB advances that have matured.  FHLB advances decreased by $18.0 million from December 31, 2008 to June 30, 2009, while Federal Funds Purchased from the Federal Reserve Bank Discount Window increased by $2.8 million.

Financial Condition

Total assets were $686.3 million at June 30, 2009 compared to total assets at December 31, 2008 of $696.6 million.  The 1.5% decrease in assets was primarily due to a decrease in cash and cash equivalents by $15.7 million, which was used to pay off maturing FHLB advances in the amount of $18.0 million.  We have experienced growth in our non-interest bearing checking accounts and money markets by $23.6 million and $10.3 million, respectively, during the first six months of 2009.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $15.9 million at June 30, 2009, a decrease of $15.7 million, or 49.7%.  Securities available for sale and held to maturity were $78.0 million and $4.7 million at the end of the second quarter of 2009, an increase of $4.9 million in total securities from December 31, 2008.  The increase in the investment portfolio was the result of our strategy to focus on liquidity by using loan principal paydowns and new deposit money to purchase investments and slowly reduce the loan outstandings.

Loans.  Total loans were $557.5 million at June 30, 2009 reflecting a 0.6% decrease from total loans of $561.0 million at December 31, 2008.   The decline in loans during the first six months of 2009 occurred mainly in the commercial real estate and residential portfolios, offset by increase in the commercial and home equity portfolios.  While the residential real estate portfolio has decreased, we have seen a significant increase in the number of brokered loans we have originated.  During the first half 2009, we originated 95 loans compared to 23 loans during the same time period in 2008.  The overall mix of the loan portfolio has remained the same since year-end.  The total of commercial and commercial real estate loans in the portfolio was 73.0% at June 30, 2009 and 72.7% at December 31, 2008.

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have increased from $19.7 million, or 2.8% of total assets at December 31, 2008 to $25.8 million, or 3.8% of total assets, at June 30, 2009.  The increase is primarily attributed to the continued economic downturn and the declining property values.  While a few commercial loan customers had to close their business due to a lack of sales, the commercial real estate loan customers are struggling to sell their properties and are additionally battling the decrease in property values.  Nonaccrual loans increased by $3.3 million primarily due to three commercial loan relationships and two commercial real estate loan relationships being downgraded to non-accrual and charged-down by $3.9 million to a total value of $7.9 million. Total impaired loans at June 30, 2009 were $28.2 million, compared to $23.4 million at December 31, 2008.  At June 30, 2009, management believes it has allocated adequate specific reserves for these risks.  Other real estate owned increased by $1.4 million, primarily due to transferring in a commercial property in the amount of $2.7 million during the first quarter, which was charged down by $950,000 to its recently appraised value in the second quarter of 2009.

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

The allowance for loan losses at June 30, 2009 was $14.1 million, or 2.53% of total loans outstanding, an increase of $3.5 million from $10.7 million, or 1.90% of total loans outstanding, at December 31, 2008.  The provision for loan losses during the first six months of 2009 was $7.5 million compared to $1.2 million in the first six months of 2008.  The increase in loan loss provision incurred in the second quarter of 2009 compared to the second quarter 2008 was due to an increase of $3.6 million in specific allocations reserved on three commercial real estate loan relationships amounting to $10.8 million, charge-offs of $3.9 million of which only $1.5 million was previously specifically reserved, and the continuing decline in the economic environment.

For the first six-months of 2009 we were in a net charge-off position of $4.1 million compared to a net charge-off position of $409,110 for the first six-months of 2008.  As the economy continues to decline, an added strain has been placed on our customers who depend on sales of inventory and/or services to be able repay their notes based on the current terms, which contributed to the increase in nonperforming loans of $4.7 million during the first six-months of 2009.  To prepare for an extended economic downturn, our Company continues to build its reserves to ensure adequate coverage in the case of unforeseen losses.  We also have seen a significant decline in the sale of residential development lots causing our customers’ cash flow to slowly diminish requiring us to downgrade the relationships and add specific reserves for the declining property values.  The specific allowance allocations increased by $5.3 million to $6.1 million in the second quarter of 2009 primarily due to becoming more granular in our allowance for loan and lease loss calculation.  During the second quarter of 2009, we have reviewed all loan relationships greater than $1.5 million in the “special mention” category and $1.0 million in the “substandard” category in detail and set a specific reserve for each one of those loans.

Other Assets.   The $4.5 million increase in other assets was primarily attributable to the increase in the deferred tax asset of $4.0 million, which was recorded based on the increase in the allowance for loan and lease losses.  At this time, we believe we will be able to use the deferred tax asset within a reasonable time frame as the majority of the balance is comprised of the allowance for loan and lease losses.  As we begin to use and/or reduce the balance of the allowance for loan and lease losses, the deferred tax asset will be directly impacted and will begin to decrease.  We will also be able to carryback the tax net operating loss created in 2009 to the tax year ending December 31, 2008 with none to carryforward.  The foreclosure of a commercial real estate loan in the amount of $2.7 million during the first quarter also added to the increase, but was written down by $950,000 to fair value during the second quarter based on an updated appraisal received in June 2009.  The increase was offset by a decrease in the equity investment in a limited partnership held at the Holding Company.  Due to the volatility of the investment, the board of directors approved the gradual liquidation of this $1.0 million investment.  A request was made on October 14, 2008 to withdraw $500,000 from the investment based on the balance at December 31, 2008, which was received January 15, 2009.  The second installment was received on April 15, 2009 in the amount of $240,437.  The remaining balance $95,045 will be distributed in accordance with the limited partnership agreement.

Deposits.   Total deposits were $594.6 million at June 30, 2009 compared to total deposits at December 31, 2008 of $586.2 million. The increase of $8.4 million, or 1.4%, during the first six months of 2009 was reflective of the $37.6 million increase in core deposits, including increases of $23.6 million in non-interest bearing checking accounts and $10.3 million in money market accounts.  The increase was offset by a $29.2 million decrease in non-core deposits, which includes a decrease of $14.1 million and $15.1 million in certificate of deposits greater than $100,000 and brokered certificate of deposits, respectively.  The significant growth in our in-market deposits during the second quarter allowed us to let out-of-market funding mature without being replaced.  Brokered certificate of deposits were $69.4 million and $84.5 million at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2009		December 31, 2008
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$105,667,772	17.8%	$82,107,483	14.0%
Interest-bearing checking	77,808,746	13.1%	73,452,486	12.5%
Money market	150,645,511	25.3%	140,384,566	24.0%
Savings	16,843,785	2.8%	17,049,660	2.9%
Time, under $100,000	93,394,748	15.7%	93,764,792	16.0%
Total core deposits	444,360,562	74.7%	406,758,987	69.4%
Non-core deposits:
In-market core deposits:
Time, $100,000 and over	80,790,172	13.6%	94,926,801	16.2%
Out-of-market non-core deposits:
Brokered certificate of deposits	69,443,014	11.7%	84,551,326	14.4%
Total non-core deposits	150,233,186	25.3%	179,478,127	30.6%

Total deposits	$594,593,748	100.0%	$586,237,114	100.0%

Borrowings.   The Company had borrowings in the amount of $21.2 million in Federal Home Loan Bank (“FHLB”) advances at June 30, 2009 and $39.2 million at December 31, 2008.  All FHLB advances are bullet advances and mature in a range from August 2009 through March 2013.

Other Liabilities.  Other liabilities increased slightly by $341,906 to $3.7 million from December 31, 2008 to June 30, 2009.  The increase was primarily due to an increase in FDIC insurance premiums that are accrued during the quarter to be paid during the third quarter 2009.  This accrual also includes the FDIC special assessment in the amount of $315,000.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2009 reflected net loss of $4.1 million, or ($1.00) per diluted share.   This was a $4.4 million decrease from 2008’s second quarter net income of $342,707, or $0.08 per diluted share.  The operating results for the three-month period ended June 30, 2009 were unfavorable as we were faced with a decrease in the net interest margin, recording an additional $5.7 million to provision expense compared to the same period in 2008, and increases in FDIC insurance premiums of $479,067 compared to the amount recorded as of June 30, 2008.  Our non-interest income grew by $130,479 primarily due to an increase in loan broker fees of $128,591 from an increase in mortgage originations.  As interest rates began dropping dramatically in 2008 causing a compression of our net interest margin, we continually looked for ways to decrease our non-interest expenses.  While our non-interest expenses increased by $837,456, the increase was primarily due a write-down of $950,000 on an other real estate owned property and a special assessment from the FDIC of $315,000. Most non-interest expenses decreased, including employment expenses by $406,886,or 13.3%, and marketing by $89,799, or 40.1%.

Total revenue, defined as net interest income plus total noninterest income, declined by $342,134 from the second quarter 2008 to the second quarter 2009 primarily due to the drop in net interest margin over the same period of time.  The 4.0% decrease in short-term interest rates during 2008, of which 75 basis points of the 4.0% drop occurred in December 2008, was the primary reason for the decline in the net interest margin.  For the three-month period ended June 30, 2009, net interest income decreased 8.9%, while total noninterest income increased 8.9% from the same period one year ago primarily due to an increase in loan broker fees.

Performance Ratios	June 30
	2009	2008

Return on average assets *	-2.32%	0.20%
Return on average equity *	-32.66%	2.78%
Net interest margin (TEY) *	3.02%	3.37%
Efficiency ratio	100.57%	83.10%

* annualized

Net Interest Income.   Interest income for the three-month periods ended June 30, 2009 and 2008 was $8.1 million and $9.3 million, respectively, while interest expense for the second quarter was $3.3 million in 2009 and $4.0 million in 2008, resulting in net interest income of $4.8 million for the second quarter of 2009 and $5.3 million for the second quarter of 2008.  While average earning assets increased slightly, short-term interest rates decreased 400 basis points in 2008 and continue to remain low during the second quarter of 2009, thus negatively impacting net interest margin and causing a decrease in our net interest income.  In a declining interest-rate environment, our variable rate assets re-price immediately, but our variable rate liabilities typically re-price over a time period of thirty to forty-five days.  The tax equivalent net interest margin for the second quarter of 2009 was 3.02%, while the tax equivalent net interest margin for the second quarter of 2008 was 3.37%.  If there are no changes in the current Federal Funds rate of 0.00% - 0.25% in the near future, we expect our net interest margin to begin leveling out.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	June 30, 2009			June 30, 2008
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,438	$-	0.00%	$5,264	$41	3.13%
Federal funds sold	4,849	3	0.25%	4,781	48	4.04%
Securities - taxable	62,826	781	4.99%	52,706	648	4.94%
Securities - tax exempt (1)	23,421	368	6.30%	21,830	344	6.34%
Loans held for sale	2,190	-	0.00%	551	-	0.00%
Loans	561,814	7,100	5.07%	561,647	8,348	5.98%
Total interest-earning assets	657,538	8,252	5.03%	646,779	9,429	5.87%
Allowance for loan losses	(11,294)			(9,299)
Cash and due from banks	26,683			15,845
Other assets	35,355			32,221
Total assets	$708,282			$685,546
Liabilities and Stockholders' Equity
Interest-bearing checking	$83,597	$172	0.83%	$66,866	$199	1.20%
Savings	16,940	16	0.38%	16,777	45	1.08%
Money market	157,684	436	1.11%	135,542	747	2.22%
Certificates of deposit	265,507	2,180	3.29%	289,527	2,442	3.39%
Short-term borrowings	453	1	0.89%	-	-	0.00%
FHLB Advances	23,133	217	3.76%	34,041	299	3.53%
Junior subordinated debt	17,527	283	6.49%	17,527	283	6.49%
Total interest-bearing liabilities	564,841	3,305	2.35%	560,280	4,015	2.90%
Noninterest-bearing checking	88,921			71,851
Other liabilities	4,217			4,164
Stockholders' equity	50,303			49,251
Total liabilities and stockholders' equity	$708,282			$685,546
Net interest income		$4,947			$5,414
Rate spread			2.68%			2.97%
Net interest income as a percent of average earning assets			3.02%			3.37%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $6.6 million, or 471 basis points (annualized) on average loans during second quarter of 2009 as compared to $875,000, or 62 basis points (annualized) on average loans for the second quarter of 2008.  The cause for the increase in provision recorded for the second quarter of 2009 was twofold.  First, three commercial real estate loan relationships were reserved to fair value after receiving updated appraisals which increased the specific reserves by $3.6 million.  Second, we charged-down three commercial loan relationships and two commercial real estate loan relationship by $3.9 million of which only $1.5 million was reserved for prior to the charge-down.  We realize that during times of economic declines that a properly structured and performing loan could struggle; therefore, we account for this when the loan is being rated.  The allowance for loan losses at June 30, 2009 totaled $14.1 million and was 2.53% of total loans outstanding on that date.  For the three-month period ended June 30, 2009, we were in a net charge-off position of $3.9 million, or 281 basis points (annualized) on average loans compared to net charge-offs of $936,318, or 67 basis points (annualized) on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.6 million during the second quarter of 2009.  This was a $130,479, or 8.9%, increase compared to the second quarter of 2008.  The majority of the increase relates to an increase in loan broker fees of $128,591.  While there was not a significant increase in residential mortgage balances, we experienced a significant increase in mortgage originations in the second quarter 2009 at 95 compared to the second quarter 2008 of approximately 35 loans.  Trust and brokerage fees have decreased compared to June 30, 2008 as the stock market has not recovered from its rapid decline of approximately 40% in 2008.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $6.5 million for the second quarter of 2009 while noninterest expense for the six-month period ended June 30, 2008 was $5.6 million.  The main components of noninterest expense for the second quarter of 2009 were salaries and benefits of $2.6 million, occupancy and equipment costs of $692,810, FDIC insurance premiums and FDIC special assessment totaling $679,308, and loan and professional expenses in the amount of $383,196.  While our total non-interest expenses increased by $837,456, the majority of the increase is due to a write-down of a property in other real estate owned by $950,000 and an increase in FDIC insurance premiums coupled with a special assessment totaling $479,067.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  Without those two expenses, we would have experienced a decrease as several operating expense accounts showed declines in the second quarter 2009 compared to the second quarter 2008, including employment expenses of $408,886, marketing of $89,799, and communication of $36,610.  We experienced an increase of $107,271 in our processing charges as we have implemented consumer and business on-line banking in an effort to reduce costs in the future.

Income Taxes.    During the quarters ended June 30, 2009 and 2008, the Company recorded ($2.5 million) and ($75,033), in income taxes benefit. The effective tax rate recorded was (37.8%) for the second quarter 2009 as compared to (28%) for the second quarter 2008.  The tax benefit in 2009 is the result of a net loss coupled with excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2009 reflected net loss of $3.7 million, or ($0.90) per diluted share.   This was a $4.7 million decrease from 2008’s second quarter net income of $1.1 million, or $0.26 per diluted share.  The operating results for the six-month period ended June 30, 2009 were unfavorable as we were faced with a low net interest margin, recording an additional $6.3 million in provision expense compared to the same period in 2008, and FDIC insurance premiums increased by $591,043 compared to the amount recorded as of June 30, 2008.  Our non-interest income grew by $279,008 primarily due to a net gain on sale of available for securities and an increase in brokered loan fees.  Non-interest expenses increased by $351,943, or 3.2%, from June 30, 2008 to June 30, 2009 primarily due an increase in FDIC insurance premiums and a write-down in other real estate owned.

Total revenue, defined as net interest income plus total noninterest income, declined by $732,553 from the second quarter 2008 to the second quarter 2009 primarily due to the drop in net interest margin over the same period of time.  The 4.0% decrease in short-term interest rates during 2008, of which 75 basis points of the 4.0% drop occurred in December 2008, was the primary reason for the decline in the net interest margin.  For the six-month period ended June 30, 2009, net interest income decreased 9.7%, while total noninterest income increased 9.0% from the same period one year ago primarily due to a net gain recognized on the sale of available for sale securities of $195,012 and an increase in loan brokered fees of $205,811.

Performance Ratios	June 30
	2009	2008

Return on average assets *	-1.06%	0.31%
Return on average equity *	-14.83%	4.34%
Net interest margin (TEY) *	2.93%	3.26%
Efficiency ratio	89.80%	82.31%

* annualized

Net Interest Income.   Interest income for the six-month periods ended June 30, 2009 and 2008 was $16.0 million and $19.6 million, respectively, while interest expense for the second quarter was $6.7 million in 2009 and $9.2 million in 2008, resulting in net interest income of $9.4 million for the second quarter of 2009 and $10.4 million for the second quarter of 2008.  While average earning assets increased slightly, short-term interest rates decreased 400 basis points in 2008 and continue to remain low during the second quarter of 2009, thus negatively impacting net interest margin and causing a decrease in our net interest income.  In a declining interest-rate environment, our variable rate assets re-price immediately, but our variable rate liabilities typically re-price over a time period of thirty to forty-five days.  The tax equivalent net interest margin for the second quarter of 2009 was 2.93%, while the tax equivalent net interest margin for the second quarter of 2008 was 3.26%.  If there are no changes in the current Federal Funds rate of 0.00% - 0.25% in the near future, we expect our net interest margin to begin leveling out.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Six Month Period Ended
	June 30, 2009			June 30, 2008
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,996	$-	0.00%	$10,383	$156	3.02%
Federal funds sold	12,106	9	0.15%	6,104	116	3.82%
Securities - taxable	61,206	1,416	4.67%	51,255	1,263	4.96%
Securities - tax exempt (1)	22,580	709	6.33%	21,190	673	6.39%
Loans held for sale	1,527	-	0.00%	391	-	0.00%
Loans	560,710	14,148	5.09%	566,104	17,616	6.26%
Total interest-earning assets	660,125	16,282	4.97%	655,427	19,824	6.07%
Allowance for loan losses	(11,121)			(8,911)
Cash and due from banks	18,959			14,652
Other assets	34,393			32,317
Total assets	$702,356			$693,485
Liabilities and Stockholders' Equity
Interest-bearing checking	$84,109	$348	0.83%	$64,631	$419	1.30%
Savings	17,170	38	0.45%	16,010	90	1.13%
Money market	155,073	917	1.19%	133,017	1,702	2.57%
Certificates of deposit	268,403	4,344	3.26%	309,752	5,864	3.81%
Short-term borrowings	226	1	0.89%	-	-	0.00%
FHLB advances	24,645	467	3.82%	29,115	573	3.96%
Junior subordinated debt	17,527	563	6.48%	17,527	565	6.48%
Total interest-bearing liabilities	567,153	6,678	2.37%	570,052	9,213	3.26%
Noninterest-bearing checking	80,973			70,573
Other liabilities	4,108			4,021
Stockholders' equity	50,122			48,839
Total liabilities and stockholders' equity	$702,356			$693,485
Net interest income		$9,604			$10,611
Rate spread			2.60%			2.81%
Net interest income as a percent of average earning assets			2.93%			3.26%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $7.5 million, 270 basis points (annualized) on average loans during first half of 2009 as compared to $1.2 million, or 42 basis points, annualized, on average loans for the first half of 2008.  The cause for the increase in provision recorded for the second quarter of 2009 was twofold.  First, three commercial real estate loan relationships were reserved to fair value after receiving updated appraisals which increased the specific reserves by $3.6 million.  Second, we charged-down three commercial loan relationships and two commercial real estate loan relationship by $3.9 million of which only $1.5 million was reserved for prior to the charge-down.  We realize that during times of economic declines that a properly structured and performing loan could struggle; therefore, we account for this when the loan is being rated.  The allowance for loan losses at June 30, 2009 totaled $14.1 million and was 2.53% of total loans outstanding on that date.  For the six-month period ended June 30, 2009, we were in a net charge-off position of $4.1 million, or 146 basis points (annualized) on average loans compared to net charge-offs of $409,110, or 15 basis points (annualized) on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $3.4 million during the first half of 2009.  This was a $279,008, or 9.0%, increase compared to the first half of 2008.  The majority of the increase relates to the increase in a net gain on sale of available for sale securities of $135,175 and an increase in loan broker fees of $205,811.  These increases were offset by a decline in service charges of $94,038 and trust and brokerage fees of $159,070.  Service charge income decreased due to reconfiguring our fee structure on our Health Savings Account product, as we eliminated the service charges and reduced interest rates. Trust and brokerage fees have decreased compared to June 30, 2008 as the stock market has not recovered from its rapid decline of approximately 40% in 2008.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $11.5 million for the first six months of 2009 while noninterest expense for the six-month period ended June 30, 2008 was $11.1 million.  The main components of noninterest expense for the second quarter of 2009 were salaries and benefits of $5.4 million, occupancy and equipment costs of $1.4 million, and FDIC insurance premiums with a special assessment totaling $958,798.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums and has added a special assessment based on the balance sheet at June 30, 2009 and payable September 30, 2009 for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  The increase from the first six months in 2008 to the first six month in 2009 was $591,043.  We also recorded a write-down of $950,000 on a commercial property in other real estate owned based on a new appraisal received in June 2009 comprising of the majority of the balance in the other expense category.  While total non-interest expenses increased, we experienced a decrease in several operating expense accounts in the second quarter 2009 compared to the second quarter 2008, including decreases in employment expenses of $770,835, occupancy and equipment of $98,501, and business development of $62,070.

Income Taxes.    During the quarters ended June 30, 2009 and 2008, the Company recorded ($2.5 million) and $156,160, in income taxes benefit and income tax expense, respectively. The effective tax rate recorded was (40.7%) for 2009 as compared to 12.9% for 2008.  The tax benefit in 2009 is the result of a net loss and excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.  The first six months showed an increase in deposits of $8.4 million from December 31, 2008.  While we continued to show steady in-market deposit growth, we positioned ourselves to allow our out-of-market brokered certificate of deposits and FHLB advances to mature without replacing those funds through the use of out-of-market products.  Currently, all of FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  Included in our out-of-market funding base are borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market brokered certificate of deposits represented $69.4 million, or 11.7% of our total deposits, at June 30, 2009.  This was up slightly from $64.4 million, or 10.7% at June 30, 2008. Total deposits at June 30, 2009 were $594.6 million and the loan to deposit ratio was 93.8%.  Total borrowings at June 30, 2009 were $41.5 million.  We expect to experience more moderate loan growth in the near-term due to a shift in management’s strategy, which focuses more on profitability, rather than growth. Funding for the loan growth will continue to come from in-market sources.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $46.0 million and $49.6 million at June 30, 2009 and December 31, 2008, respectively. Affecting the decrease in stockholders’ equity during the first half of 2009 was a $3,685,255 net loss.  Additionally, we recorded $36,850 of stock option and restricted stock compensation expense per FAS123R.

During the first half of 2009, we made no dividend payments.  In the second quarter of 2008, the Company issued a press release stating that we elected to forego the declaration of a dividend on its common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Our ability to pay future cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices.

The Company’s regulatory capital ratios continue to remain above the “well-capitalized” levels of 6 percent for tier 1 capital and 10 percent for risked-based capital.  The reduction in capital ratios is the direct result of a large loan loss provision and write down of a foreclosed land development during the quarter, offset by a reduction in total assets.  Although the Company’s capital ratios decreased, the second quarter results were well within the stress testing of existing capital performed by the Company earlier this year.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2009			December 31, 2008
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	8.56%	5.00%	4.00%	9.69%	5.00%	4.00%
Tier 1 risk-based	10.38%	6.00%	4.00%	11.66%	6.00%	4.00%
Total risk-based	11.96%	10.00%	8.00%	12.99%	10.00%	8.00%

The Bank
Leverage capital	8.31%	5.00%	4.00%	9.04%	5.00%	4.00%
Tier 1 risk-based	10.04%	6.00%	4.00%	10.87%	6.00%	4.00%
Total risk-based	11.30%	10.00%	8.00%	12.12%	10.00%	8.00%

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.  The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At June 30, 2009, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2009.

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

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

No material litigation

Item 1a.     RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 28, 2009.

(b)	The following directors were elected at the meeting to serve until the annual meeting of the shareholders in the year 2012:

	Votes For	Votes Withheld
Kathryn D Callen	3,177,916	74,654
Jerome F. Henry, Jr.	3,201,226	51,344
Debra A. Niezer	2,971,514	281,056
Joseph D. Ruffolo	3,078,810	173,760

In addition, the following directors continue in office until the annual meeting of the shareholders in the year indicated:

Keith E. Busse	2011	Donald F. Schenkel	2011
Michael D. Cahill	2011	Charles J. Surack	2010
Michael S. Gouloff	2011	Robert N. Taylor	2010
Scott A. Glaze	2010	John V. Tippmann, Sr.	2010
R.V. Prasad Mantravadi M.D.	2010	Irene A. Walters	2011
William G. Niezer	2010

(c)	Other matters voted upon and the results of the voting were as follows:

The shareholders voted 3,224,747 in the affirmative and 22,341 in the negative, with 5,482 abstentions, to ratify the appointment of Crowe Horwath LLP as auditors of the Company for 2009.

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

TOWER FINANCIAL CORPORATION

Dated: August 12, 2009	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: August 12, 2009	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer