Form 10-Q
period 2009-09-30
TOWER FINANCIAL CORP
filed 2009-11-16
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of September 30, 2009: 4,090,432.

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

INDEX

PART I.   FINANCIAL INFORMATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2009 and December 31, 2008
	(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$23,597,889	$19,418,905
Short-term investments and interest-earning deposits	3,253,798	9,525,414
Federal funds sold	3,088,130	2,632,054
Total cash and cash equivalents	29,939,817	31,576,373

Securities available for sale, at fair value	81,277,417	77,792,255
Securities held to maturity, at cost	4,628,873	-
FHLB and FRB stock	4,032,446	4,032,446
Loans held for sale	1,387,958	151,614

Loans	536,073,868	561,011,675
Allowance for loan losses	(14,905,393)	(10,654,879)
Net loans	521,168,475	550,356,796

Premises and equipment, net	8,000,452	8,010,596
Accrued interest receivable	2,511,735	2,615,260
Bank owned life insurance	12,927,275	12,589,699
Other Real Estate Owned	3,990,126	2,660,310
Other assets	9,529,328	6,798,774

Total assets	$679,393,902	$696,584,123

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$98,858,989	$82,107,483
Interest-bearing	493,871,633	504,129,631
Total deposits	592,730,622	586,237,114

Federal Home Loan Bank (FHLB) advances	16,200,000	39,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	501,328	658,956
Other liabilities	3,893,457	3,342,913

Total liabilities	630,852,407	646,965,983

STOCKHOLDERS' EQUITY
Preferred stock, par value of $100 per share, 4,000,000 shares authorized; 18,300 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	1,780,000	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,155,432 and 4,149,432 shares issued; and 4,090,432 and 4,084,432 shares outstanding at at September 30, 2009 and December 31, 2008	39,821,770	39,766,742
Treasury stock, at cost, 65,000 shares at September 30, 2009 and December 31, 2008	(884,376)	(884,376)
Retained earnings	6,488,315	10,895,724
Accumulated other comprehensive income(loss), net of tax of $688,132 at September 30, 2009 and ($82,399) at December 31, 2008	1,335,786	(159,950)
Total stockholders' equity	48,541,495	49,618,140
Total liabilities and stockholders' equity	$679,393,902	$696,584,123

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2009 and 2008

	(unaudited)		(unaudited)
	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$6,959,860	$8,303,686	$21,107,524	$25,919,244
Securities - taxable	824,234	734,502	2,240,516	1,997,272
Securities - tax exempt	242,924	220,715	710,768	658,061
Other interest income	1,951	59,938	11,504	331,924
Total interest income	8,028,969	9,318,841	24,070,312	28,906,501
Interest expense:
Deposits	2,491,713	3,322,465	8,138,297	11,397,623
Short-term borrowings	583	2,776	1,573	2,776
FHLB advances	176,749	284,982	643,777	857,759
Junior subordinated debt	283,072	283,071	846,369	847,791
Total interest expense	2,952,117	3,893,294	9,630,016	13,105,949
Net interest income	5,076,852	5,425,547	14,440,296	15,800,552
Provision for loan losses	1,995,000	1,999,000	9,505,000	3,174,000
Net interest income after provision for loan losses	3,081,852	3,426,547	4,935,296	12,626,552
Noninterest income:
Trust and brokerage fees	818,838	936,689	2,492,794	2,769,715
Service charges	285,662	288,186	826,978	923,540
Loan broker fees	218,870	65,075	552,551	192,945
Gain on sale of securities	14,880	6,004	209,892	65,841
Impairment on available-for-sale securities (includes gains (losses) of $4,425 and ($165,474), net of $481,769 and $359,526 recognized in other comprehensive income, pretax for the three and nine months ended September 30, 2009)	(477,344)	-	(525,000)	-
Other fees	348,939	516,267	1,040,881	969,423
Total noninterest income	1,209,845	1,812,221	4,598,096	4,921,464
Noninterest expense:
Salaries and benefits	2,651,713	2,813,399	8,019,122	8,951,643
Occupancy and equipment	779,044	719,498	2,170,446	2,209,401
Marketing	87,660	131,147	366,532	505,363
Data processing	257,974	246,198	879,426	747,128
Loan and professional costs	445,546	326,588	1,140,686	956,656
Office supplies and postage	87,003	92,452	257,549	288,431
Courier services	58,048	64,858	177,955	229,393
Business development	87,842	140,317	354,604	469,149
Communication Expense	43,219	90,856	131,458	242,579
FDIC Insurance Premiums	357,138	180,036	1,315,936	547,791
Write-down on Other Real Estate Owned	-	-	950,000	-
Other expense	612,700	237,450	1,155,325	994,474
Total noninterest expense	5,467,887	5,042,799	16,919,039	16,142,008
Income (Loss) before income taxes	(1,176,190)	195,969	(7,385,647)	1,406,008
Income tax expense (benefit)	(455,615)	(133,632)	(2,979,817)	22,528
Net income (loss)	$(720,575)	$329,601	$(4,405,830)	$1,383,480
Less: Preferred stock dividends	1,579	-	1,579	-
Net income (loss) available to common stockholders	$(722,154)	$329,601	$(4,407,409)	$1,383,480

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2009 and 2008

	Preferred Stock	Common Stock, and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2008	$-	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008			1,383,480			1,383,480

Other Comprehensive Income (See Note 5)				(1,113,456)		(1,113,456)
Total Comprehensive Income						270,024

Cash dividends paid ($0.044 per share)			(179,104)			(179,104)

Issuance of 22,127 shares of common stock for stock options exercised, including tax benfit		220,639				220,639

Stock based compensation expense		55,205				55,205

Repurchase of 11,964 shares of
common stock					(125,549)	(125,549)

Balance, September 30, 2008	$-	$39,758,513	$10,413,095	$(838,463)	$(884,376)	$48,448,769

Balance, January 1, 2009	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income(loss) for 2009			(4,405,830)			(4,405,830)

Other Comprehensive Income (Loss) (See
Note 5)				1,495,736		1,495,736
Total Comprehensive Income (Loss)						(2,910,094)

Issuance of Covertible Series A Preferred Stock (18,300 shares)	1,780,000					1,780,000

Stock based compensation expense		55,028				55,028

Preferred Stock Dividends Paid			(1,579)			(1,579)

Balance, September 30, 2009	$1,780,000	$39,821,770	$6,488,315	$1,335,786	$(884,376)	$48,541,495

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(4,405,830)	$1,383,480
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,012,154	1,043,847
Provision for loan losses	9,505,000	3,174,000
Stock based compensation expense	55,028	55,205
Earnings on life insurance	(337,576)	(320,983)
Gain on sale of securities AFS	(209,892)	(65,841)
Impairment on available-for-sale securities	525,000	-
Gain on settlement of interest rate floor	(364,766)	(312,656)
(Gain)Loss on disposal of premises and equipment	231	(36,697)
Loans originated for sale	(26,308,704)	(6,475,527)
(Gain)Loss on sale of other real estate owned	68,970	-
Proceeds on sale of other real estate owned	702,317	-
Write-down on other real estate owned	950,000	-
Proceeds from sale of loans	25,072,360	8,966,173
Change in accrued interest receivable	103,525	444,573
Change in other assets	(3,492,536)	796,797
Change in accrued interest payable	(157,628)	(936,925)
Change in other liabilities	498,965	131,843
Net cash from operating activities	3,216,618	7,847,289
Cash flows from investing activities:
Net change in loans	16,623,666	17,060,268
Purchase of securities AFS	(20,093,141)	(29,907,366)
Purchase of securities HTM	(4,720,914)	-
Proceeds from calls and maturities of securities HTM	92,041	-
Proceeds from calls and maturities of securities AFS	12,021,820	9,910,750
Proceeds from settlement of interest rate floor	-	833,750
Proceeds from sale of securities AFS	6,738,302	5,184,945
Purchase of FHLB and FRB Stock	-	(442,746)
Purchase of premises and equipment, net	(838,456)	487,404
Net cash from investing activities	9,823,318	3,127,005
Cash flows from financing activities:
Net change in deposits	6,493,508	(27,468,190)
Cash dividends paid	-	(179,104)
Proceeds from issuance of common stock from exercise of stock options	-	220,639
Proceeds from issuance of preferred stock	1,830,000	-
Proceeds from FHLB advances	-	82,950,000
Repayment of FHLB advances	(23,000,000)	(65,350,000)
Repurchase of common stock	-	(125,549)
Net cash from (used in) financing activities	(14,676,492)	(9,952,204)
Net change in cash and cash equivalents	(1,636,556)	1,022,090
Cash and cash equivalents, beginning of period	31,576,373	33,830,389
Cash and cash equivalents, end of period	$29,939,817	$34,852,479

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,787,644	$14,042,874
Income taxes	1,265,000	-
Noncash items:
Transfer of loans to other real estate owned	3,059,655	1,819,306

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2009 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and September 30, 2008.  The results for the period ended September 30, 2009 should not be considered as indicative of results for a full year.  These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008, 2007, and 2006 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Index

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Deferred tax assets are recognized for net operating losses that expire primarily in 2023 because the benefit is more likely than not to be realized. We adopted Income Taxes (Topic 740), Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  If required, we would recognize interest and/or penalties related to income tax matters in income tax expense.  The adoption had no affect on the Company’s financial statements.

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2004.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Fair Values of Financial Instruments:  Effective January 1, 2008, we determined the fair value of our financial instruments based on a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, we use quoted market prices to determine fair value, and classify such items within Level 1 of the fair value hierarchy.  If quoted market prices are not available, we attempt to find quoted market prices for similar instruments or inputs that are observable and may be corroborated.  These would qualify as Level 2.  If no observable market prices or inputs are available, management uses unobservable inputs and documents the rationale to support such assumptions.  These instruments qualify as Level 3.  In all cases changes in market conditions or assumptions could significantly affect the estimated fair value of an instrument.  The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Note 3 – New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was primarily codified into FASB ASC Topic 105 “Generally Accepted Accounting Standards.” FASB ASC Topic 105 provides for the FASB Accounting Standards Codification to be the official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative.

Recently issued and not yet effective:
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Index

Note 4 – Securities Available for Sale
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. Government agency debt obligations	$7,728,072	$166,129	$-	$7,894,201
Obligations of states and political subdivisions	25,460,985	844,546	(98,103)	26,207,428
Mortgage-backed securities	45,628,099	1,715,676	(246,465)	47,097,310
Trust Preferred securities	436,341	-	(357,863)	78,478

Total	$79,253,497	$2,726,351	$(702,431)	$81,277,417

	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
Mortgage-backed securities	$4,628,873	$-	$(122,476)	$4,506,397

Total	$4,628,873	$-	$(122,476)	$4,506,397

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. Government agency debt obligations	$8,038,385	$230,747	$-	$8,269,132
Obligations of states and political subdivisions	21,908,378	87,023	(737,771)	21,257,630
Mortgage-backed securities	47,449,188	943,358	(357,953)	48,034,593
Trust Preferred securities	948,290	-	(717,390)	230,900

Total	$78,344,241	$1,261,128	$(1,813,114)	$77,792,255

Index

The fair values of debt securities available for sale and held to maturity at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	9/30/2009 Weighted Average Yield	9/30/2009 Fair Value	12/31/2008 Weighted Average Yield	12/31/2008 Fair Value
Available for sale:
Agencies:
Due in one year or less	0.00%	$-	0.00%	$-
Due after one to five years	3.89%	4,598,045	4.45%	5,739,408
Due after five years	4.07%	1,782,721	4.10%	2,529,724
Due after ten years	3.53%	1,513,435	0.00%	-
Total Agencies	3.86%	$7,894,201	4.35%	$8,269,132

Mortgage-backed securities:
Mortgage-backed securities	4.72%	$47,097,310	4.66%	$48,034,593

Obligations of state and political subdivisions:
Due in one year or less	5.03%	$192,402	4.30%	$110,790
Due after one to five years	4.63%	1,998,808	5.07%	806,104
Due after five to ten years	5.98%	6,505,282	5.87%	5,180,237
Due after ten years	6.21%	17,510,936	6.15%	15,160,499
Total Obligations of state and political subdivisions	6.03%	$26,207,428	6.03%	$21,257,630

Trust Preferred Securities
Due after ten years	1.15%	$78,478	3.11%	$230,900

Held to maturity:
Mortgage-backed securities:
Mortgage-backed securities	12.69%	$4,506,397	0.00%	$-

Proceeds from securities sold classified as available for sale totaled $6.7 million and $5.2 million as of September 30, 2009 and September 30, 2008, respectively.  Gross gains realized were $209,892 and $65,841, with an approximate tax expense of $71,363 and $22,386, as of September 30, 2009 and September 30, 2008, respectively.  There were no gross losses realized on the sale of available for sale securities during the nine month periods ending September 30, 2009 and September 30, 2008.  Also impacting earnings during the third quarter of 2009 is an other-than-temporary impairment charge related to a credit loss on one trust preferred security in the amount of $477,344, described below.  The impairment recognized in the third quarter brought the security down to 43.2% of its par value; therefore, only $436,341 of book value remains on the security.

Securities with a carrying value of $2.8 million and $3.8 million were pledged to secure borrowings from the FHLB at September 30, 2009 and December 31, 2008, respectively.  Securities with a carrying value of $22.2 million and $5.1 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at September 30, 2009 and December 31, 2008, respectively.  Securities with a carrying value of $5.8 million and $6.1 million were pledged at Wells Fargo and securities with a  carrying value of $3.9 million and $0 were pledged at the First Tennessee Bank to secure federal funds lines of credit at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Index

Securities with unrealized losses at September 30, 2009 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	298,690	(6,557)	2,935,198	(91,546)	3,233,888	(98,103)
Mortgage-backed securities	1,514,719	(5,323)	498,218	(241,142)	2,012,937	(246,465)
Trust preferred securities	-	-	78,478	(357,863)	78,478	(357,863)
Total temporarily impaired	$1,813,409	$(11,880)	$3,511,894	$(690,551)	$5,325,303	$(702,431)

	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Held to maturity:
Mortgage-backed securities	4,506,397	(122,476)	-	-	4,506,397	(122,476)
Total temporarily impaired	$4,506,397	$(122,476)	$-	$-	$4,506,397	$(122,476)

Securities with unrealized losses at December 31, 2008 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	17,180,355	(649,015)	816,971	(88,756)	17,997,326	(737,771)
Mortgage-backed securities	5,490,894	(357,953)	-	-	5,490,894	(357,953)
Trust preferred securities	-	-	230,900	(717,390)	230,900	(717,390)
Total temporarily impaired	$22,671,249	$(1,006,968)	$1,047,871	$(806,146)	$23,719,120	$(1,813,114)

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because most of the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future; however, see discussion on mortgage-backed securities that are not of investment grade in the mortgage-backed security section.  Of the bonds that are deemed to not be other-than-temporarily-impaired, the fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

We evaluate securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI forecast assumptions. Investment securities classified as available for sale are generally evaluated for OTTI in accordance with accounting standards on how to account for certain investments in debt and equity securities. However, certain purchased beneficial interests, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40-55, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

Index

In determining OTTI under a recent staff position outlining how to recognize and present other than temporary impairments, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. The Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

As of September 30, 2009, Tower Financial Corporation’s security portfolio consisted of 172 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At September 30, 2009, approximately 89% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The Company’s mortgage-backed securities portfolio did contain one non-agency collateralized mortgage obligation with a market value of $498,218 which had unrealized losses of $241,143 at September 30, 2009. This non-agency mortgage-backed security was rated AAA at the time of purchase and is currently rated CCC by S&P. The Company monitors to insure it has adequate credit support and as of September 30, 2009, the Company believes there is no other-than-temporary-impairment and does not have the intent to sell the security and it is likely that it will not be required to sell the security before its anticipated recovery.

In the second quarter of 2009, we purchased $4.7 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. The bonds are classified as held to maturity as we have no intention of using the securities for liquidity purposes. The four securities purchased all had AAA rating from Standard & Poors. These bonds make up less than 10% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Trust Preferred Securities

The Company, through the bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV, a pooled $877.4 million book value at the time of purchase.  This is the company’s only pooled trust preferred security. At September 30, 2009, the market value of the investment was $78,478 and the book value was $436,341.  The investment was rated Ca by Moody’s and C by Fitch.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of September 30, 2009, the amount of deferrals and defaults was $264.1 million, or 30.1% of the total pool.  Of the total $877.4 million of original collateral, $613.3 million is currently paying interest.  The defaults and deferrals occurred as follows:

Index

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-

We have concluded that as of September 30, 2009, the investment had OTTI of approximately 52.5%, or $525,000.  This created an OTTI charge in the third quarter of $477,344, as we had previously recorded an OTTI charge of $47,656 in the second quarter.

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on this security due to additional deferrals and risk of immediate default during the fourth quarter.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.  All items reported in other comprehensive income (loss) are reported net of tax.  Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30
	2009	2008
Net Income (Loss)	$(720,575)	$329,601
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	4,425	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	477,344	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	481,769	-

Unrealized gains (losses) on interest rate floor	41,260	137,517
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,810,720	(350,525)
Reclassification adjustment for gains (losses) realized in income on interest rate floor	(41,260)	(137,517)
Reclassification adjustment for gains (losses) realized in income on available-for-sale securities	(14,880)	(6,004)
Net unrealized gains (losses)	1,795,840	(356,529)
Income tax expense (benefit)	774,387	378,815
Total other comprehensive income (loss)	1,503,222	(735,344)
Comprehensive Income (Loss)	$782,647	$(405,743)

Index

	Nine months ended September 30
	2009	2008
Net Income (Loss)	$(4,405,830)	$1,383,480
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(165,474)	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	525,000	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	359,526	-

Unrealized gains (losses) on interest rate floor	309,637	298,076
Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,116,633	(1,641,941)
Reclassification adjustment for gains (losses) realized in income on interest rate floor	(309,637)	(277,349)
Reclassification adjustment for gains (losses) realized in income on available-for-sale securities	(209,892)	(65,841)
Net unrealized gains (losses)	1,906,741	(1,687,055)
Income tax expense (benefit)	770,531	(573,599)
Total other comprehensive income (loss)	1,495,736	(1,113,456)
Comprehensive Income (Loss)	$(2,910,094)	$270,024

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2009 and September 30, 2008.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 102,934 and 187,925 for the three-month period and 102,934 and 99,804 for the nine-month period ended September 30, 2009 and 2008, respectively.  In addition, preferred stock convertible to common stock was not considered in the calculation of diluted earnings per common share because they were anitdilutive totaling 303,987 shares for the three and nine month periods ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic
Net income (loss)	$(720,575)	$329,601	$(4,405,830)	$1,383,480
Less: Preferred stock dividends	1,579	-	1,579	-
Net income (loss) available to common stockholders	$(722,154)	$329,601	$(4,407,409)	$1,383,480
Weighted average common shares outstanding	4,090,432	4,084,432	4,090,410	4,072,762
Basic earnings (loss) per common share	$(0.18)	$0.08	$(1.08)	$0.34

Diluted
Net income (loss)	$(720,575)	$329,601	$(4,405,830)	$1,383,480
Less: Preferred stock dividends	1,579	-	1,579	-
Net income (loss) available to common stockholders	$(722,154)	$329,601	$(4,407,409)	$1,383,480
Weighted average common shares outstanding	4,090,432	4,084,432	4,090,410	4,072,762
Add: dilutive effect of assumed stock option exercises	-	2,325	-	8,679
Weighted average common shares and dilutive potential common shares outstanding	4,090,432	4,086,757	4,090,410	4,081,441
Diluted earnings (loss) per common share	$(0.18)	$0.08	$(1.08)	$0.34

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 102,934 remain outstanding as of September 30, 2009.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans was $6,451 and $14,760 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $19,845 and $43,955 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

A summary of the option activity under the Plans as of September 30, 2009 and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at January 1, 2009	166,675	$11.88	-	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(63,741)	10.05	-	-

Outstanding at September 30, 2009	102,934	13.02	3.54	-

Vested or expected to vest at September 30, 2009	102,238	13.00	3.52	-

Exercisable at September 30, 2009	98,707	12.89	3.43	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of September 30, 2009, the unrecognized compensation expense for the 1998 and 2001 Stock Options plan was $2,150, which will be recorded in 2009.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2009, 19,500 restricted shares are outstanding under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 10, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $11,727 and $8,438 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $35,183 and $11,250 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  Future expense related to this award will be $11,727 in 2009, $46,910 in 2010 and 2011, and $14,062 in 2012.

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

Index

In March of 2008, we settled the interest rate floor agreement with our counterparty and received a payment of $833,750.  There was an unrealized gain of $722,769 at the time of settlement and was reclassified out of accumulated other comprehensive income on a monthly basis until the expiration of the original floor agreement on August 1, 2009 as our hedged risk, exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment, remained.  The unrealized gain has been reclassified out of accumulated other comprehensive income into earnings using the straightline method over the term of the original floor agreement.

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

Information reported internally for performance assessment follows:

	As of and for the three months ending September 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,339,196	$20,327	$(282,671)	$-	$5,076,852

Non-interest income	383,845	822,210	(372,816)	376,606	1,209,845

Non-interest expense	4,663,443	545,423	259,021	-	5,467,887

Noncash items
Provision for loan losses	1,995,000	-	-	-	1,995,000
Depreciation/Amortization	314,880	9,927	-	-	324,807

Income tax expense(benefit)	(367,687)	106,006	(193,934)	-	(455,615)

Segment Profit (Loss)	(567,715)	191,108	(720,574)	376,606	(720,575)

Balance Sheet Information
Segment Assets	673,570,332	6,163,095	70,585,692	(70,925,217)	679,393,902

Index

	As of and for the nine months ending September 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$15,218,010	$68,254	$(845,968)	$-	$14,440,296

Non-interest income	2,121,771	2,508,007	(3,335,220)	3,303,538	4,598,096

Non-interest expense	14,348,587	1,737,687	832,765	-	16,919,039

Noncash items
Provision for loan losses	9,505,000	-	-	-	9,505,000
Depreciation/Amortization	982,354	29,800	-	-	1,012,154

Income tax expense(benefit)	(2,669,222)	297,529	(608,124)	-	(2,979,817)

Segment Profit (Loss)	(3,844,584)	541,045	(4,405,829)	3,303,538	(4,405,830)

Balance Sheet Information
Segment Assets	673,570,332	6,163,095	70,585,692	(70,925,217)	679,393,902

	As of and for the three months ending September 30, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,683,803	$24,815	$(283,071)	$-	$5,425,547

Non-interest income	721,888	936,956	671,747	(518,370)	1,812,221

Non-interest expense	4,230,260	682,207	130,332	-	5,042,799

Noncash items
Provision for loan losses	1,999,000	-	-	-	1,999,000
Depreciation/Amortization	198,311	10,505	-	-	208,816

Income tax expense(benefit)	(139,639)	77,264	(71,257)	-	(133,632)

Segment Profit	316,070	202,300	329,601	(518,370)	329,601

Balance Sheet Information
Segment Assets	691,632,202	5,896,555	69,008,900	(70,476,572)	696,061,085

Index

	As of and for the nine months ending September 30, 2008
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$16,564,992	$83,351	$(847,791)	$-	$15,800,552

Non-interest income	2,190,086	2,770,350	2,218,310	(2,257,282)	4,921,464

Non-interest expense	13,559,557	2,084,834	497,617	-	16,142,008

Noncash items
Provision for loan losses	3,174,000	-	-	-	3,174,000
Depreciation/Amortization	879,678	30,963	-	-	910,641

Income tax expense(benefit)	219,281	313,825	(510,578)	-	22,528

Segment Profit	1,802,240	455,042	1,383,480	(2,257,282)	1,383,480

Balance Sheet Information
Segment Assets	691,632,202	5,896,555	69,008,900	(70,476,572)	696,061,085

Note 10 – Loans and Allowance for Loan Losses

Loans at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Balance	%	Balance	%

Commercial	$250,950,687	46.8%	$255,027,227	45.5%
Commercial real estate	138,912,021	25.9%	152,417,413	27.2%
Residential real estate	88,314,328	16.5%	98,431,638	17.5%
Home equity	40,940,315	7.6%	34,957,139	6.2%
Consumer	17,167,917	3.2%	20,329,830	3.6%
Total loans	536,285,268	100.0%	561,163,247	100.0%
Net deferred loan costs/(fees)	(211,400)		(151,572)
Allowance for loan losses	(14,905,393)		(10,654,879)

Net loans	$521,168,475		$550,356,796

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2009	2008

Beginning balance, January 1	$10,654,879	$8,208,162
Provision expense	9,505,000	3,174,000
Charge-offs	(5,694,033)	(3,460,880)
Recoveries	439,547	1,356,557

Ending balance, September 30	$14,905,393	$9,277,839

Net charge-offs to average loans (annualized)	1.29%	0.50%

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2009	December 31, 2008

Specific allocations	$7,111,000	$3,101,000
Loan pool percentage allocations	7,779,000	7,497,000
Unallocated	15,393	56,879

Total allowance for loan losses	$14,905,393	$10,654,879

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2009	December 31, 2008

Loans past due over 90 days and still accruing	$1,476,963	$1,019,857
Restructured loans	162,506	327,967
Nonaccrual loans	20,218,736	15,675,334
Total nonperforming loans	$21,858,205	$17,023,158
Other real estate owned	3,990,126	2,660,310
Total nonperforming assets	$25,848,331	$19,683,468

Nonperforming assets to total assets	3.80%	2.83%

Nonperforming loans to total loans	4.08%	3.03%

Impaired loans were as follows:

	September 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$10,087,053	$6,462,113
Loans with allocated allowance for loan losses	18,709,292	16,898,392
Total Impaired	$28,796,345	$23,360,505

Amount of allowance for loan losses allocated	$7,111,000	$3,101,000
Average impaired loans during the period	$28,517,204	$22,414,645
Interest recognized on impaired loans	$585,490	$244,703
Cash-basis interest income recognized	$661,848	$244,703

Index

Note 11 – Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (“FHLB”) were:

	September 30, 2009	December 31, 2008
0.65% variable rate advance, principal due at maturity April 13, 2009	-	2,000,000
0.65% variable rate advance, principal due at maturity May 20, 2009	-	3,000,000
0.65% variable rate advance, principal due at maturity June 29, 2009	-	9,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	-	4,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	-	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	-	1,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	2,000,000
2.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	1,500,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$16,200,000	$39,200,000

Of the total FHLB borrowings at September 30, 2009 and December 31, 2008 no advances had callable options.

At September 30, 2009 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2009	-
2010	8,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
$16,200,000

Note 12 – Fair Value Measurement

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at September 30, 2009 and December 31, 2008 using Level 3 inputs.

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government agency debt obligations	$7,894,201	$-	$-	$7,894,201
Obligations of states and political subdivisions	-	26,207,428	-	26,207,428
Mortgage-backed securities	44,987,310	2,110,000	-	47,097,310
Trust Preferred securities	-	-	78,478	78,478
Total	$52,881,511	$28,317,428	$78,478	$81,277,417

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government agency debt obligations	$8,269,132	$-	$-	$8,269,132
Obligations of states and political subdivisions	-	21,257,630	-	21,257,630
Mortgage-backed securities	46,028,393	2,006,200	-	48,034,593
Trust Preferred securities	-	-	230,900	230,900
Total	$54,297,525	$23,263,830	$230,900	$77,792,255

The following table represents the changes in the Level 3 fair-value category for the period ended September 30, 2009.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the three and nine month periods ended September 30, 2009.

Available-for-sale securities
For the three months ended	September 30, 2009

Beginning Balance, July 1	$74,053
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-
Credit loss recognized in earnings	(477,344)
Included in other comprehensive income	481,769
Ending Balance, September 30	$78,478

Index

Available-for-sale securities
For the nine months ended	September 30, 2009

Beginning Balance, January 1	$230,900
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	13,052
Credit loss recognized in earnings	(525,000)
Included in other comprehensive income	359,526
Ending Balance, September 30	$78,478

Assets Measured at Fair Value on a Non-recurring Basis

Other certain assets and liabilities are measured at fair value on a non-recurring basis and are therefore not included in the tables above.  These include impaired loans, which are measured at fair value based on the fair value of the underlying collateral, and other real estate owned.  Fair value is determined, where possible, using market prices derived from an appraisal or evaluation.  However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair-value hierarchy.

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	11,598,292	11,598,292
Other real estate owned	-	-	3,990,126	3,990,126

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	15,515,583	15,515,583

Impaired loans, with specific loss allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal value of $18.7 million, with a valuation allowance of $7.1 million at September 30, 2009.  This compares to a carrying value of $18.6 million and a valuation allowance of $3.1 million at December 31, 2008.  This resulted in additional provision-for-loan-losses of $5.7 million relating to these loans for the third quarter of 2009.  The increase in the valuation allowance during the first nine months of 2009 was primarily due to the depreciation in value of the collateral on three impaired commercial real estate loan relationships, two commercial loan relationships, and one relationship with both commercial and commercial real estate loans causing an increase in specific reserves by $5.2 million.  The decrease in carrying value is due to charging down four commercial and one commercial real estate loan relationships by $4.9 million.  The increase in other real estate owned from December 31, 2008 to September 30, 2009 was primarily due to the foreclosure of a $2.7 million commercial real estate loan, which was offset by a charge-down of $950,000 on a commercial property from a decline in value based on a recent appraisal.

Index

In accordance with financial accounting standards, the carrying values and estimated fair values of our financial instruments, not previously presented, at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$29,939,817	$29,939,817	$31,576,373	$31,576,373
Securities available for sale	81,277,417	81,277,417	77,792,255	77,792,255
Securities held to maturity	4,628,873	4,506,397	-	-
FHLBI and FRB stock	4,032,446	N/A	4,032,446	N/A
Loans held for sale	1,387,958	1,387,958	151,614	151,614
Loans, net	521,168,475	523,570,523	550,356,796	555,695,490
Accrued interest receivable	2,511,735	2,511,735	2,615,260	2,615,260
Financial liabilities:
Deposits	(592,730,622)	(594,867,696)	(586,237,114)	(589,369,429)
FHLB advances	(16,200,000)	(21,543,065)	(39,200,000)	(39,870,750)
Junior subordinated debt	(17,527,000)	(17,085,699)	(17,527,000)	(14,532,211)
Accrued interest payable	(501,328)	(501,328)	(658,956)	(658,956)

Estimated fair value for securities available for sale is consistent with the hierarchy described in Note 12 regarding fair value measurements.  Estimated fair value for securities held to maturity are based on quoted market prices, if available.  For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 13 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Note 14 – Subsequent Events

Management has performed an evaluation of subsequent events through November 13, 2009, the date the financial statements were issued, and no significant subsequent events were identified.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2009 and December 31, 2008 and results of operations for the nine-month periods ended September 30, 2009 and September 30, 2008.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview

Net loss was $720,575 and $4.4 million for the third quarter 2009 and year-to-date, a decrease of $1.1 million and $5.8 million from the same periods in 2008.  The year-to-date net loss for the third quarter 2009 compared to year-to-date net income for the third quarter 2008 was due primarily to the following:

•	Increased loan loss provisions of $6.3 million
•	Letter of credit claim totaling $325,000 that was recorded as a contingent liability
•	Write down in value of a foreclosed property totaling $950,000
•	Increased FDIC assessments totaling $453,145
•	One-time, industry imposed, special FDIC assessment of $315,000
•	Impairment charge on a security totaling $525,000
•	Margin compression lowered net interest income by $1.4 million

Index

Taking the extraordinary expense items noted above into account, our typical operating expenses decreased by approximately $1.3 million.  Expense savings were made up primarily of $932,521 in employment expenses, $138,831 in marketing expenses, $114,545 in business development expenses, and $111,121 in communication expenses.   Net interest income declined as lower interest rates caused our net interest margin to drop from 3.31% year to date at September 30, 2008 to 3.03% year to date as of September 30, 2009.

Total assets decreased by $17.2 million from December 31, 2008 to September 30, 2009.  The decrease in total assets was mostly due to a decrease of $29.2 million in net loans, primarily in commercial real estate and residential real estate with decreases of $13.5 million and $10.1 million, respectively.  The decrease in net loans resulted from management’s strategic decision to focus on asset quality and profitability by removing problem customer relationships from the institution through refinancing through another institution or charging the loans down as it become necessary and choosing to broker residential real estate loans versus retaining them within the institution.  This strategy has helped to begin restructuring the balance sheet through a reduction of net loans from 79.0% of total assets at December 31, 2008 to 76.7% at September 30, 2009 and by increasing long-term investments by $8.1 million from 11.2% of total assets at December 31, 2008 to 12.6% at September 30, 2009.  Management believes this strategy will allow the institution to diversify the risk on the balance sheet and to prepare for the inevitable increase in interest rates.

Total deposits increased $6.5 million, or 1.1%, from December 31, 2008 to September 30, 2009. The increase was primarily driven by increases in non-interest bearing checking accounts, interest bearing checking accounts, and money market accounts of $16.8 million, $7.9 million and $34.2 million, respectively.  This increase was offset by decreases in non-core deposits of $41.2 million, which includes decreases in certificate of deposits greater than $100,000 and brokered certificate of deposits in the amounts of $27.7 and $13.5 million, respectively.  Along with the reduction in brokered deposits, the Company utilized some of its excess liquidity from deposit growth and loan shrinkage to reduce its borrowings with the Federal Home Loan Bank of Indianapolis (FHLBI) by $23.0 million during the first nine months of 2009.

Total equity decreased $1.1 million from $49.6 million on December 31, 2008 to $48.5 million on September 30, 2009.  The decrease was primarily due to the net loss recorded of $4.4 million during the first nine months of 2009.  The net loss was offset by a capital raise of Series A Convertible Preferred Stock in the net amount of $1.8 million along with an increase of $1.5 million in unrealized gains, net of tax, on securities available for sale.

Financial Condition

Total assets were $679.4 million at September 30, 2009 compared to total assets at December 31, 2008 of $696.6 million.  The 2.5% decrease in assets was mostly due to a decrease in net loans of $29.2 million, primarily in commercial real estate and residential real estate loans with decreases of $13.5 million and $10.1 million, respectively.  We experienced growth in our total deposits of $6.5 million during the first nine months of 2009, of which $16.8 million, $7.9 million, and $34.2 million in increases were in non-interest bearing checking accounts, interest bearing checking accounts, and money markets, respectively.  The increase in deposits, along with the decrease in loan outstandings allowed us to increase our investment portfolio by $8.1 million, and decrease our brokered deposits and FHLBI borrowings by $13.5 million and $23.0 million, respectively.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $29.9 million at September 30, 2009, a decrease of $1.6 million, or 5.2%.  Securities available for sale and held to maturity were $81.3 million and $4.6 million at the end of the third quarter of 2009, an increase of $8.1 million in total securities from December 31, 2008.  The increase in the investment portfolio was the result of our strategy to focus on liquidity by using loan principal paydowns and new deposit money to purchase investments and slowly reduce the loan outstandings.

Loans.  Total loans were $536.1 million at September 30, 2009 reflecting a 4.5% decrease from total loans of $561.0 million at December 31, 2008.   The decline in loans during the first nine months of 2009 occurred mainly in the commercial real estate and residential portfolios.  While the residential real estate portfolio has decreased, we have seen a significant increase in the number of brokered loans we have originated.  During the first nine months 2009, we originated 148 loans compared to 52 loans during the same time period in 2008.  The overall mix of the loan portfolio has remained the same since year-end.  The total of commercial and commercial real estate loans in the portfolio was 72.7% at September 30, 2009 and December 31, 2008.

Index

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have increased from $19.7 million, or 2.8% of total assets at December 31, 2008 to $25.8 million, or 3.8% of total assets, at September 30, 2009.  The increase is primarily attributed to the continued economic downturn and the declining property values.  While a few commercial loan customers had to close their business due to a lack of sales, the commercial real estate loan customers are struggling to sell their properties and are additionally battling the decrease in property values.  Nonaccrual loans increased by $4.5 million primarily due to four commercial loan relationships and one commercial real estate loan relationship being downgraded to non-accrual and charged-down by $4.9 million to a total value of $4.5 million. Total impaired loans at September 30, 2009 were $28.8 million, compared to $23.4 million at December 31, 2008.  At September 30, 2009, management believes it has allocated adequate specific reserves for these risks.  Other real estate owned increased by $1.3 million, primarily due to transferring in a commercial property in the amount of $2.7 million during the first quarter, which was charged down by $950,000 to its recently appraised value in the second quarter of 2009.

Allowance for Loan Losses.   In each quarter the allowance for loan loss is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watchlist reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at September 30, 2009 was $14.9 million, or 2.78% of total loans outstanding, an increase of $4.2 million from $10.7 million, or 1.90% of total loans outstanding, at December 31, 2008.  The provision for loan losses during the first nine months of 2009 was $9.5 million compared to $3.2 million in the first nine months of 2008.  The increase in loan loss provision was due to an increase of $5.2 million in specific allocations reserved primarily on five lending relationships, and net charge-offs of $5.3 million of which only $1.7 million was previously reserved.

For the first nine-months of 2009 we were in a net charge-off position of $5.3 million compared to a net charge-off position of $2.1 million for the first nine-months of 2008.  As the economy continues to decline, an added strain has been placed on our customers who depend on sales of inventory and/or services to be able repay their notes based on the current terms, which contributed to the increase in nonperforming loans of $4.8 million during the first nine-months of 2009.  To prepare for an extended economic downturn, our Company continues to build its reserves to ensure adequate coverage in the case of unforeseen losses.  We also have seen a significant decline in the sale of residential development lots causing our customers’ cash flow to slowly diminish requiring us to downgrade the relationships and add specific reserves for the declining property values.  The specific allowance allocations increased by $1.0 million to $7.1 million in the third quarter of 2009 primarily due to becoming more granular in our allowance for loan and lease loss calculation.  During the third quarter of 2009, we have reviewed all loan relationships greater than $1.5 million in the “special mention” category and $1.0 million in the “substandard” category in detail and set a specific reserve for each one of those loans.

Other Assets.   The $2.7 million increase in other assets was primarily attributable to the increase in the deferred tax asset of $3.9 million, which was recorded based on the increase in the allowance for loan and lease losses.  At this time, we believe we will be able to use the deferred tax asset within a reasonable time frame as the majority of the balance is comprised of the allowance for loan and lease losses.  As we begin to use and/or reduce the balance of the allowance for loan and lease losses, the deferred tax asset will be directly impacted and will begin to decrease.  We will also be able to carryback the tax net operating loss created in 2009 to the tax year ending December 31, 2008 with none to carryforward.  The increase in other assets was offset by a decrease in the equity investment in a limited partnership held at the Holding Company.  Due to the volatility of the investment, the board of directors approved the gradual liquidation of this $1.0 million investment.  A request was made on October 14, 2008 to withdraw $500,000 from the investment based on the balance at December 31, 2008, which was received January 15, 2009.  The second installment was received on April 15, 2009 in the amount of $240,437.  The remaining balance $90,325 will be distributed in accordance with the limited partnership agreement, most likely in early- to mid-2010.

Deposits.   Total deposits were $592.7 million at September 30, 2009 compared to total deposits at December 31, 2008 of $586.2 million. The increase of $6.5 million, or 1.1%, during the first nine months of 2009 was reflective of the $47.7 million increase in core deposits, including increases of $16.8 million in non-interest bearing checking accounts, $7.9 million in interest bearing checking accounts, and $34.2 million in money market accounts.  The increase was offset by a $41.2 million decrease in non-core deposits, which includes a decrease of $27.7 million and $13.5 million in certificate of deposits greater than $100,000 and brokered certificate of deposits, respectively.  The significant growth in our in-market deposits during the first nine months of 2009 allowed us to let out-of-market funding mature without being replaced.  Brokered certificate of deposits were $71.0 million and $84.6 million at September 30, 2009 and December 31, 2008, respectively.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2009		December 31, 2008
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$98,858,989	16.7%	$82,107,483	14.0%
Interest-bearing checking	81,380,180	13.7%	73,452,486	12.5%
Money market	174,627,509	29.5%	140,384,566	24.0%
Savings	17,296,592	2.9%	17,049,660	2.9%
Time, under $100,000	82,285,610	13.9%	93,764,792	16.0%
Total core deposits	454,448,880	76.7%	406,758,987	69.4%
Non-core deposits:
In-market core deposits:
Time, $100,000 and over	67,237,670	11.3%	94,926,801	16.2%
Out-of-market non-core deposits:
Brokered certificate of deposits	71,044,072	12.0%	84,551,326	14.4%
Total non-core deposits	138,281,742	23.3%	179,478,127	30.6%

Total deposits	$592,730,622	100.0%	$586,237,114	100.0%

Borrowings.   The Company had borrowings in the amount of $16.2 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2009 and $39.2 million at December 31, 2008.  All FHLB advances are bullet advances and mature in a range from March 2010 through March 2013.

Other Liabilities.  Other liabilities increased slightly by $550,544 to $3.9 million from December 31, 2008 to September 30, 2009.  The increase was primarily due to an accrual for an expected loss of $325,000 on a commercial letter of credit.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2009 reflected net loss of $720,575 or ($0.18) per diluted share.   This was a $1.1 million decrease from 2008’s third quarter net income of $329,601, or $0.08 per diluted share.  The decrease in net income was caused primarily from the following:

•	Net interest income was lower by $348,695 due to a compressed net interest margin and reduced earning assets
•	Impairment charge of $477,344 on an investment security.
•	An increase of $177,102 in FDIC insurance premiums.
•	A letter of credit claim of $325,000 that was recorded as a contingent liability

Total revenue, defined as net interest income plus total noninterest income, declined by $951,071 from the third quarter 2008 to the third quarter 2009 primarily due to the drop in net interest margin over the same period of time and the recognition of an other-than-temporary impairment on a trust preferred security of $477,344.  Short-term interest rates are down 1.75% from the third quarter of 2008, which has caused a reduction in our net interest margin.  For the three-month period ended September 30, 2009, net interest income decreased 6.4%, while total noninterest income decreased 33.2%.

Performance Ratios	September 30
	2009	2008

Return on average assets *	-0.42%	0.19%
Return on average equity *	-6.12%	2.66%
Net interest margin (TEY) *	3.23%	3.42%
Efficiency ratio	86.98%	69.67%
*annualized

Net Interest Income.   Interest income for the three-month periods ended September 30, 2009 and 2008 was $8.0 million and $9.3 million, respectively, while interest expense for the third quarter was $2.9 million in 2009 and $3.9 million in 2008, resulting in net interest income of $5.1 million for the third quarter of 2009 and $5.4 million for the second quarter of 2008.  Due to a slight decrease in average earning assets and a 175 basis point decrease in short-term interest rates from the third quarter of 2008, the net interest margin has been negatively impacted and has caused a decrease in our net interest income.  In a declining interest-rate environment, our variable rate assets re-price immediately, but our variable rate liabilities typically re-price over a time period of thirty to forty-five days.  The tax equivalent net interest margin for the third quarter of 2009 was 3.23%, while the tax equivalent net interest margin for the third quarter of 2008 was 3.42%.  Interest income was also negatively impacted during the third quarter 2009 as the gain on the sale of the interest rate floor completely amortized in July, which was providing approximately $40,000 a month in interest income.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	September 30, 2009			September 30, 2008
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and
interest-earning deposits	$1,772	$-	0.00%	$5,641	$27	1.90%
Federal funds sold	3,846	2	0.21%	6,636	33	1.98%
Securities - taxable	63,430	824	5.15%	59,096	735	4.95%
Securities - tax exempt (1)	23,534	368	6.20%	21,065	334	6.31%
Loans held for sale	3,598	-	0.00%	710	-	0.00%
Loans	542,921	6,960	5.09%	551,407	8,304	5.99%
Total interest-earning assets	639,101	8,154	5.06%	644,555	9,433	5.82%
Allowance for loan losses	(14,403)			(8,995)
Cash and due from banks	25,759			15,217
Other assets	36,295			32,178
Total assets	$686,752			$682,955
Liabilities and Stockholders' Equity
Interest-bearing checking	$81,165	$124	0.61%	$68,851	$200	1.16%
Savings	17,200	17	0.39%	17,235	43	0.99%
Money market	167,038	393	0.93%	145,448	791	2.16%
Certificates of deposit	235,843	1,957	3.29%	276,206	2,288	3.30%
Short-term borrowings	426	1	0.93%	452	3	2.64%
FHLB Advances	19,877	177	3.53%	31,368	285	3.61%
Junior subordinated debt	17,527	283	6.42%	17,527	283	6.42%
Total interest-bearing liabilities	539,076	2,952	2.17%	557,087	3,893	2.78%
Noninterest-bearing checking	96,546			72,845
Other liabilities	4,452			3,529
Stockholders' equity	46,678			49,494
Total liabilities and stockholders' equity	$686,752			$682,955
Net interest income		$5,202			$5,540
Rate spread			2.89%			3.04%
Net interest income as a percent of average earning assets			3.23%			3.42%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $2.0 million, or 146 basis points (annualized) on average loans during third quarter of 2009 as compared to $2.0 million, or 146 basis points (annualized) on average loans for the third quarter of 2008.  The large provision recorded for the third quarter of 2009 came primarily from four borrowing relationships.  Two commercial loan relationships were charged down in the amount of $855,000, of which $200,000 was previously reserved.  Additionally, we increased specific reserves by $925,000 on two lending relationships. The allowance for loan losses at September 30, 2009 totaled $14.9 million and was 2.78% of total loans outstanding on that date.  For the three-month period ended September 30, 2009, we were in a net charge-off position of $1.2 million, or 88 basis points (annualized) on average loans compared to net charge-offs of $1.6 million, or 115 basis points (annualized) on average loans during the same period a year ago.

Index

Noninterest Income.   Noninterest income was $1.2 million during the third quarter of 2009.  This was a $602,376, or 33.2%, decrease compared to the third quarter of 2008.  The majority of the decrease relates to an other-than-temporary-impairment on a trust preferred security of $477,344 and a decrease in trust and brokerage fees of $117,851.  The impairment recognized in the third quarter brought the security down to 43.2% of its par value; therefore, only $436,341 of book value remains on the security.  An offset to the decrease in noninterest income was an increase in loan broker fees of $153,795.  We experienced a significant increase in mortgage originations in the third quarter 2009 at 53 compared to the third quarter 2008 of approximately 18 loans.  Trust and brokerage fees have decreased compared to September 30, 2008 as the stock market has only started to recover from its rapid decline of approximately 40% in 2008.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $5.5 million for the third quarter of 2009 while noninterest expense for the quarter ended September 30, 2008 was $5.0 million.  The main components of noninterest expense for the third quarter of 2009 were salaries and benefits of $2.7 million, occupancy and equipment costs of $779,044, FDIC insurance premiums of $357,138, and loan and professional expenses in the amount of $445,546.  While our total non-interest expenses increased by $425,088, the majority of the increase is due to an expected loss on a claim made on a commercial letter of credit in the amount of $325,000 and an increase in FDIC insurance premiums of $177,102.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  The increase in loan and professional costs was due to increased professional expenses to comply with Sarbanes Oxley 404 standards, increased legal costs related to asset quality and collections, and a fee from a consulting firm engaged to increase efficiency within the Bank.  Without the FDIC insurance increases and the claim on the letter of credit, we would have experienced a slight decrease as some operating expenses showed declines in the third quarter 2009 compared to the third quarter 2008, including employment expenses of $161,686, marketing of $43,487, and communication of $47,637.  Employment expenses decreased due to a reduction in the number of full-time employees from September 30, 2008 and a decrease in bonus expense.  Marketing and communication expenses decreased to an amount similar to years prior to 2008, as 2008 incurred marketing costs for the production of two television commercials and communication expenses to upgrade our on-line banking system.

Income Taxes.    During the quarters ended September 30, 2009 and 2008, the Company recorded ($455,615) and ($133,632), in income taxes benefit. The effective tax rate recorded was (38.7%) for the third quarter 2009 as compared to (68.2%) for the third quarter 2008.  The tax benefit in 2009 is the result of a net loss coupled with excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2009 reflected net loss of $4.4 million, or ($1.08) per diluted share.   This was a $5.8 million decrease from 2008’s third quarter net income of $1.4 million, or $0.34 per diluted share.  The year-to-date net loss for the third quarter 2009 compared to year-to-date net income for the third quarter 2008 was due primarily to the following:

•	Increased loan loss provisions of $6.3 million
•	Letter of credit claim totaling $325,000 that was recorded as a contingent liability
•	Write down in value of a foreclosed property totaling $950,000
•	Increased FDIC assessments totaling $453,145
•	One-time, industry imposed, special FDIC assessment of $315,000
•	Impairment charge on a security totaling $525,000
•	Margin compression lowered net interest income by $1.4 million

Total revenue, defined as net interest income plus total noninterest income, declined by $1.7 million from the third quarter 2008 to the third quarter 2009 primarily due to the drop in net interest margin over the same period of time and an other-than-temporary-impairment recorded on a trust preferred security.  The 4.0% decrease in short-term interest rates during 2008, of which 175 basis points of the 4.0% drop occurred in the fourth quarter of 2008, was the primary reason for the decline in the net interest margin.  For the nine-month period ended September 30, 2009, net interest income decreased 8.6%, while total noninterest income decreased 6.6% from the same period one year ago primarily due to an other-than-temporary-impairment on a trust preferred security of $525,000 and a decrease in trust and brokerage fees of $276,921.  The decrease in non-interest income was offset by an increase in a net gain recognized on the sale of available for sale securities of $144,051 and an increase in loan brokered fees of $359,606.

Index

Performance Ratios	September 30
	2009	2008

Return on average assets *	-0.85%	0.27%
Return on average equity *	-12.03%	3.77%
Net interest margin (TEY) *	3.03%	3.31%
Efficiency ratio	88.87%	77.90%

Net Interest Income.   Interest income for the nine-month periods ended September 30, 2009 and 2008 was $24.0 million and $28.9 million, respectively, while interest expense for the third quarter was $9.6 million in 2009 and $13.1 million in 2008, resulting in net interest income of $14.4 million for the first nine months of 2009 and $15.8 million for the first nine months of 2008.  While average earning assets increased slightly, short-term interest rates decreased 400 basis points in 2008, thus negatively impacting net interest margin and causing a decrease in our net interest income.  In a declining interest-rate environment, our variable rate assets re-price immediately, but our variable rate liabilities typically re-price over a time period of thirty to forty-five days.  The tax equivalent net interest margin for the third quarter of 2009 was 3.03%, while the tax equivalent net interest margin for the third quarter of 2008 was 3.31%.  If there are no changes in the current Federal Funds rate of 0.00% - 0.25% in the near future, we expect our net interest margin to begin leveling out.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Nine Month Period Ended
	September 30, 2009			September 30 2008
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,922	$1	0.07%	$8,802	$182	2.76%
Federal funds sold	9,352	11	0.16%	6,281	150	3.19%
Securities - taxable	61,947	2,240	4.83%	53,869	1,997	4.95%
Securities - tax exempt (1)	22,898	1,077	6.29%	21,148	997	6.30%
Loans held for sale	2,217	-	0.00%	497	-	0.00%
Loans	554,781	21,108	5.09%	561,205	25,919	6.17%
Total interest-earning assets	653,117	24,437	5.00%	651,802	29,245	5.99%
Allowance for loan losses	(12,215)			(8,939)
Cash and due from banks	21,226			14,841
Other assets	35,027			32,271
Total assets	$697,155			$689,975
Liabilities and Stockholders' Equity
Interest-bearing checking	$83,128	$472	0.76%	$66,038	$619	1.25%
Savings	17,180	55	0.43%	16,418	133	1.08%
Money market	159,061	1,310	1.10%	137,161	2,493	2.43%
Certificates of deposit	257,549	6,301	3.27%	298,569	8,152	3.65%
Short-term borrowings	293	2	0.91%	151	3	2.65%
FHLB advances	23,056	644	3.73%	29,866	858	3.84%
Junior subordinated debt	17,527	846	6.45%	17,527	848	6.46%
Total interest-bearing liabilities	557,794	9,630	2.31%	565,730	13,106	3.09%
Noninterest-bearing checking	86,164			71,331
Other liabilities	4,223			3,857
Stockholders' equity	48,974			49,057
Total liabilities and stockholders' equity	$697,155			$689,975
Net interest income		$14,807			$16,139
Rate spread			2.69%			2.90%
Net interest income as a percent of average earning assets			3.03%			3.31%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Index

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $9.5 million, 229 basis points (annualized) on average loans during first nine months of 2009 as compared to $3.2 million, or 76 basis points, annualized, on average loans for the first nine months of 2008.  The cause for the increase in provision recorded for the third quarter of 2009 came from six lending relationships.  Three commercial real estate loan relationships were reserved to fair value after receiving updated appraisals which increased the specific reserves by $3.6 million and three relationships had cashflow and collateral deficiencies requiring increased reserves of $1.6 million.  Additionally, we charged-down five lending relationships by $4.9 million of which only $1.7 million was reserved for prior to the charge-down.  The allowance for loan losses at September 30, 2009 totaled $14.9 million and was 2.78% of total loans outstanding on that date.  For the nine-month period ended September 30, 2009, we were in a net charge-off position of $5.3 million, or 127 basis points (annualized) on average loans compared to net charge-offs of $2.1, or 50 basis points (annualized) on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $4.6 million during the first nine months of 2009.  This was a $323,368, or 6.6%, decrease compared to the first nine months of 2008.  The majority of the decrease relates to an other-than-temporary-impairment recorded on a trust preferred security of $525,000 and a decrease in trust and brokerage fees of $276,921.  The other-than-temporary-impairment brought the value of the security down to 43.2% of its par value; therefore, only $436,341 of book value remains on the security.  The decrease in noninterest income was offset by an increase in a net gain on sale of available for sale securities of $144,051 and an increase in loan broker fees of $359,606.    Service charge income decreased by $96,562 due to reconfiguring our fee structure on our Health Savings Account product, as we eliminated the service charges and reduced interest rates. Trust and brokerage fees have decreased compared to September 30, 2008 as the stock market has only started recovered from its rapid decline of approximately 40% in 2008.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $16.9 million for the first nine months of 2009 while noninterest expense for the nine-month period ended September 30, 2008 was $16.1 million.  The main components of noninterest expense for the third quarter of 2009 were salaries and benefits of $8.0 million, occupancy and equipment costs of $2.2 million, FDIC insurance premiums with a special assessment totaling $1.3 million, a write-down on an other real estate owned property of $950,000, $1.2 million in other expenses which included an expected loss due to a claim made on a commercial letter of credit in the amount of $325,000, and $1.1 million in loan and professional costs.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums and added a special assessment for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  The increase from the first nine months in 2008 to the first nine months in 2009 was $768,145.  We also recorded a write-down of $950,000 on a commercial property in other real estate owned based on a new appraisal received in June 2009 comprising of the majority of the balance in the other expense category.  The increase in loan and professional costs was due to increased professional expenses to comply with Sarbanes Oxley 404 standards, increased legal costs related to asset quality and collections, and a fee from a consulting firm engaged to increase efficiency within the Bank.  While total non-interest expenses increased, we experienced a decrease in some operating expenses in the first nine months of 2009 compared to the first nine months of 2008, including decreases in employment expenses of $932,521, marketing of $138,831, and business development of $114,545.  Employment expenses decreased due to a reduction in the number of full-time employees from September 30, 2008 and a decrease in bonus expense.  Marketing expenses decreased to an amount similar to years prior to 2008, as 2008 incurred marketing costs for the production of two television commercials.

Income Taxes.    During the quarters ended September 30, 2009 and 2008, the Company recorded ($3.0 million) and $22,528, in income tax (benefit) and income tax expense, respectively. The effective tax rate recorded was (40.3%) for 2009 as compared to 1.6% for 2008.  The tax benefit in 2009 is the result of a net loss and excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.  The first nine months showed an increase in deposits of $6.5 million from December 31, 2008.  While we continued to show steady in-market deposit growth, we positioned ourselves to allow our out-of-market brokered certificate of deposits and FHLB advances to mature without replacing those funds through the use of out-of-market products.  Currently, all of FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  Included in our out-of-market funding base are borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market brokered certificate of deposits represented $71.0 million, or 12.0% of our total deposits, at September 30, 2009.  This was up slightly from $62.3 million, or 10.9% at September 30, 2008. Total deposits at September 30, 2009 were $592.7 million and the loan to deposit ratio was 90.4%.  Total borrowings at September 30, 2009 were $33.7 million.  We expect to experience more moderate loan growth in the near-term due to a shift in management’s strategy, which focuses more on profitability, rather than growth. Funding for the loan growth will continue to come from in-market sources.

Index

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.5 million and $49.6 million at September 30, 2009 and December 31, 2008, respectively. Affecting the decrease in stockholders’ equity during the first nine months of 2009 was a $4.4 million net loss.  Additionally, we recorded $55,028 of stock option and restricted stock compensation expense.  We also increased capital through an internal capital raise by issuing 18,300 shares of series A convertible preferred stock in the amount of $1.8 million.  Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  The series A convertible preferred stock has no expiration date; however, Tower Financial Corporation has the right to call the shares on or after September 25, 2012 until September 24, 2013 at 110% of par, after September 25, 2013 until September 24, 2014 at 105% of par, and at par after September 25, 2014.  The series A convertible stock pays quarterly dividends at a rate of 5.25%.

During the first nine months of 2009, we made no common stock dividend payments and accrued one preferred stock payment in the amount of $1,579.  In the second quarter of 2008, the Company issued a press release stating that we elected to forego the declaration of a dividend on its common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Our ability to pay future cash and stock dividends on common stock is subject to limitations under various laws and regulations and to prudent and sound banking practices.

The Company’s regulatory capital ratios continue to remain above the “well-capitalized” levels of 6 percent for tier 1 capital and 10 percent for risked-based capital.  The reduction in capital ratios is the direct result of a large loan loss provision during the first nine months of 2009, the write down of a foreclosed land development during the quarter, and an other-than-temporary impairment on a trust preferred security.  Offsetting these negative impacts was a reduction in total assets and an internal capital raise in series A convertible preferred stock.  Although the Company’s capital ratios decreased from December 31, 2008, the third quarter results were well within the stress testing of existing capital performed by the Company earlier this year.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2009			December 31, 2008
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.04%	5.00%	4.00%	9.69%	5.00%	4.00%
Tier 1 risk-based	11.00%	6.00%	4.00%	11.66%	6.00%	4.00%
Total risk-based	12.53%	10.00%	8.00%	12.99%	10.00%	8.00%

The Bank
Leverage capital	8.49%	5.00%	4.00%	9.04%	5.00%	4.00%
Tier 1 risk-based	10.30%	6.00%	4.00%	10.87%	6.00%	4.00%
Total risk-based	11.57%	10.00%	8.00%	12.12%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.  The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At September 30, 2009, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.  As of September 30, 2009, there was one claim made on a commercial letter of credit that could not be paid by the customer.  Of the $325,000 claim was recorded to reflect the amount expected to be paid in the fourth quarter of 2009 or the first quarter 2010.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2009.

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

TOWER FINANCIAL CORPORATION

Dated: November 13, 2009	/ s / Michael D. Cahill
Michael D. Cahill, President and Chief Executive Officer

Dated: November 13, 2009	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer