Form 10-Q/A
period 2009-06-30
TOWER FINANCIAL CORP
filed 2010-01-28
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 12, 2009, solely to include a presentment of earnings per share on the face of the income statement.  No other changes have been made to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, except for the signature block and certification dates, which are dated currently.

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

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2009 and 2008

	(unaudited)		(unaudited)
	Three Months ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$7,099,710	$8,348,159	$14,147,664	$17,615,558
Securities - taxable	781,080	648,256	1,414,797	1,262,770
Securities - tax exempt	243,046	223,312	469,329	437,346
Other interest income	2,708	89,634	9,553	271,986
Total interest income	8,126,544	9,309,361	16,041,343	19,587,660
Interest expense:
Deposits	2,803,694	3,433,023	5,646,584	8,075,158
Short-term borrowings	1,082	-	990	-
FHLB advances	216,680	298,637	467,028	572,777
Junior subordinated debt	283,071	283,071	563,297	564,720
Total interest expense	3,304,527	4,014,731	6,677,899	9,212,655
Net interest income	4,822,017	5,294,630	9,363,444	10,375,005
Provision for loan losses	6,550,000	875,000	7,510,000	1,175,000
Net interest income (loss) after provision for loan losses	(1,727,983)	4,419,630	1,853,444	9,200,005
Noninterest income:
Trust and brokerage fees	806,067	938,634	1,673,956	1,833,026
Service charges	283,483	314,144	541,316	635,354
Loan broker fees	195,403	66,812	333,681	127,870
Gain (Loss) on sale of securities	3,861	-	195,012	59,837
Impairment on available-for-sale securities (See Note 4 for more detail)	(47,656)	-	(47,656)	-
Other fees	357,790	148,879	691,942	453,156
Total noninterest income	1,598,948	1,468,469	3,388,251	3,109,243
Noninterest expense:
Salaries and benefits	2,644,960	3,051,846	5,367,409	6,138,244
Occupancy and equipment	692,810	731,588	1,391,402	1,489,903
Marketing	134,215	224,014	278,872	374,216
Data processing	327,443	220,172	621,452	500,930
Loan and professional costs	383,196	386,418	695,140	630,068
Office supplies and postage	73,489	81,947	170,546	195,979
Courier services	58,472	75,070	119,907	164,535
Business development	165,765	173,959	266,762	328,832
Communication Expense	44,321	80,931	88,239	151,723
FDIC Insurance Premiums	679,308	200,241	958,798	367,755
Write-down on Other Real Estate Owned	950,000	-	950,000	50,000
Other expense	303,902	394,239	542,625	707,024
Total noninterest expense	6,457,881	5,620,425	11,451,152	11,099,209
Income (Loss) before income taxes	(6,586,916)	267,674	(6,209,457)	1,210,039
Income tax expense (benefit)	(2,491,436)	(75,033)	(2,524,202)	156,160

Net income (loss)	$(4,095,480)	$342,707	$(3,685,255)	$1,053,879
Basic earnings per common share	$(1.00)	$0.08	$(0.90)	$0.26
Diluted earnings per common share	$(1.00)	$0.08	$(0.90)	$0.26
Average common shares outstanding	4,090,432	4,073,582	4,090,399	4,066,864
Average common shares and dilutive potential common shares outstanding	4,090,432	4,075,871	4,090,399	4,080,137

Dividends declared	$-	$-	$-	$0.044

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

TOWER FINANCIAL CORPORATION

Dated: January 29, 2010	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: January 29, 2010	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer