Form 10-Q/A
period 2009-09-30
TOWER FINANCIAL CORP
filed 2010-01-28
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009, solely to include a presentment of earnings per share on the face of the income statement.  No other changes have been made to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, except for the signature block and certification dates, which are dated currently.

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

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2009 and 2008

	(unaudited)		(unaudited)
	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$6,959,860	$8,303,686	$21,107,524	$25,919,244
Securities - taxable	824,234	734,502	2,240,516	1,997,272
Securities - tax exempt	242,924	220,715	710,768	658,061
Other interest income	1,951	59,938	11,504	331,924
Total interest income	8,028,969	9,318,841	24,070,312	28,906,501
Interest expense:
Deposits	2,491,713	3,322,465	8,138,297	11,397,623
Short-term borrowings	583	2,776	1,573	2,776
FHLB advances	176,749	284,982	643,777	857,759
Junior subordinated debt	283,072	283,071	846,369	847,791
Total interest expense	2,952,117	3,893,294	9,630,016	13,105,949
Net interest income	5,076,852	5,425,547	14,440,296	15,800,552
Provision for loan losses	1,995,000	1,999,000	9,505,000	3,174,000
Net interest income after provision for loan losses	3,081,852	3,426,547	4,935,296	12,626,552
Noninterest income:
Trust and brokerage fees	818,838	936,689	2,492,794	2,769,715
Service charges	285,662	288,186	826,978	923,540
Loan broker fees	218,870	65,075	552,551	192,945
Gain on sale of securities	14,880	6,004	209,892	65,841
Impairment on available-for-sale securities (includes gains (losses) of $4,425 and ($165,474), net of $481,769 and $359,526 recognized in other comprehensive income, pretax for the three and nine months ended September 30, 2009)	(477,344)	-	(525,000)	-
Other fees	348,939	516,267	1,040,881	969,423
Total noninterest income	1,209,845	1,812,221	4,598,096	4,921,464
Noninterest expense:
Salaries and benefits	2,651,713	2,813,399	8,019,122	8,951,643
Occupancy and equipment	779,044	719,498	2,170,446	2,209,401
Marketing	87,660	131,147	366,532	505,363
Data processing	257,974	246,198	879,426	747,128
Loan and professional costs	445,546	326,588	1,140,686	956,656
Office supplies and postage	87,003	92,452	257,549	288,431
Courier services	58,048	64,858	177,955	229,393
Business development	87,842	140,317	354,604	469,149
Communication Expense	43,219	90,856	131,458	242,579
FDIC Insurance Premiums	357,138	180,036	1,315,936	547,791
Write-down on Other Real Estate Owned	-	-	950,000	-
Other expense	612,700	237,450	1,155,325	994,474
Total noninterest expense	5,467,887	5,042,799	16,919,039	16,142,008
Income (Loss) before income taxes	(1,176,190)	195,969	(7,385,647)	1,406,008
Income tax expense (benefit)	(455,615)	(133,632)	(2,979,817)	22,528
Net income (loss)	$(720,575)	$329,601	$(4,405,830)	$1,383,480
Less: Preferred stock dividends	1,579	-	1,579	-
Net income (loss) available to common stockholders	$(722,154)	$329,601	$(4,407,409)	$1,383,480

Basic earnings per common share	$(0.18)	$0.08	$(1.08)	$0.34
Diluted earnings per common share	$(0.18)	$0.08	$(1.08)	$0.34
Average common shares outstanding	4,090,432	4,084,432	4,090,410	4,072,762
Average common shares and dilutive potential common shares outstanding	4,090,432	4,086,757	4,090,410	4,081,441
Dividends declared	$-	$-	$-	$0.044

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