Form 10-K
period 2009-12-31
TOWER FINANCIAL CORP
filed 2010-03-30
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ________________

Commission file number 000-25287

TOWER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-2051170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 East Berry Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 427-7000

	Title of Each Class	Name of Each Exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:	Common stock, no par value	NASDAQ / G

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐     No ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2009 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $19,282,842

Number of shares of Common Stock outstanding at March 30, 2010: 4,094,432

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report

Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2009

PART I

ITEM 1	BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a bank holding company with one bank subsidiary, Tower Bank & Trust (the “Bank” or “Tower Bank”) and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. Tower Capital Trust 2 and Tower Capital Trust 3 are unconsolidated, wholly owned Delaware statutory business trusts formed in December 2005 and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly owned trust company subsidiary, Tower Trust Company (the “Trust Company”), that is an Indiana Corporation formed on January 1, 2006 and was previously owned by the bank holding company until December 1, 2009.  The Bank also has a direct wholly owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long term investments, and an indirect wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation is a Maryland real estate investment trust, or “REIT,” formed as well on July 1, 2006.  The REIT purchases mortgage-backed real estate loans from the Bank.

The Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from six locations in the metropolitan area of Fort Wayne, Allen County, Indiana, and one location in Warsaw, Indiana.  The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, and money market accounts, certificates of deposit and direct deposit services. Trust investment and management services are offered by the Trust Company.

The Bank’s and the Trust company’s main offices are located at 116 East Berry Street in downtown Fort Wayne, Indiana, which also serves as our corporate headquarters.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding our anticipated results or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial business plans and strategies, or the impact of legal, regulatory or supervisory matters on our business operations, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and such words as "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations upon reasonable beliefs and assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	The impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
•	the continual weakness of the local economy in our primary service area;

•	the effect of general economic and monetary conditions and the regulatory environment on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	general changes in real estate, business and general property valuations underlying secured loans;
•	the level of our non-performing substandard or doubtful assets;
•	restrictions or additional capital requirements imposed on us by our regulators; and
•	dependence on our key banking and management personnel.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our businesses.

Tower Bank & Trust Company

Lending
We generally make loans to individuals and businesses located within our market area. Our loan portfolio at December 31, 2009 consisted of commercial and commercial real estate loans (72.8%), residential mortgage loans (16.4%) and personal loans (10.8%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $10.5 million, based on the legal lending limit of 15% of the Bank’s total risk-based capital.

Commercial Loans. Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, our customers' financing requirements range from $100,000 to $4.0 million.  Commercial and industrial loans comprised approximately 47.7% of total loans at December 31, 2009, up from 45.5% at December 31, 2008.  The majority of these are secured by a lien on equipment, inventory and/or other assets, but can also be secured by owner-occupied or investment real estate.  Commercial and industrial loans also include revolving notes for working capital that range in maturity from on demand to no longer than one year. Commercial real estate loans comprised approximately 25.1% of total loans at December 31, 2009, down from 27.2% at December 31, 2008.  Some commercial and industrial loans and some commercial real estate loans have fixed interest rates, while other have floating interest rates and such loans typically have maturities of 1 to 5 years.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent not only upon general economic conditions and the continuing merits of the particular real estate project securing the loan, but also, and importantly, upon the underlying value of the collateral and the borrower’s financial health and liquidity.  For example, during 2007 and 2009, we took additional provisions for loan losses and wrote down the value of a group of real estate loans to a number of different, yet some related, borrowers involving nearby residential developments.  We believed it was necessary to take additional provisions due to the slower than anticipated development of those projects, the deterioration in the local market for the affected lots and in the collateral value of those lots, and the uncertainty of collection from the borrowers.  Although the original underwriting decisions regarding these loans were made a number of years ago, and although we believed we had adequate underwriting standards and lending approvals in place at the time, our recent experience revealed various shortcomings in those standards and procedures.

Accordingly, we have reduced the risk associated with these transactions by setting limits for our concentration in certain types of loans, projects, and borrowers, by setting up more checks and balances in the approval process, increasing underwriting standards, and employing a higher degree of over-sight.  We refer you to a further discussion of this subject in the next section under “Lending Policies.”

In 2009, we continued to focus on improving asset quality and increasing long-term profitability.  To accomplish these goals, we undertook an action plan to decrease the amount of nonperforming loans from our portfolio through sale of some of the loans and/or liquidation of collateral, encouraging and cooperating in refinancing certain loans through other financial institutions, or taking additional charges against certain loans.  Additionally, we have marshaled additional resources to increase the speed in reacting to and dealing with potential deterioration of borrowers’ assets.

Mortgage Banking. We provide fixed rate, long-term residential mortgage loans and construction loans to our customers. Our general policy, which is subject to periodic review by management, is to sell the majority of loans originated on the secondary market and retain those loans where we have ongoing and multiple customer relationships and that keep our portfolio at required balances and support our commitment to our customers and community.  All other loans are immediately sold, or are originated on a brokered basis for another investor.  We utilize both correspondent and wholesale delivery methods for sold loans where we may also have delegated underwriting and closing responsibility.   We typically charge an average of 1.5% of the loan amount between the service release premium and fees on sold and brokered loans. We do not retain servicing rights with respect to residential mortgage loans that we broker or sell. During 2009, we originated $35.4 million in construction loans and $50.3 million of residential mortgage loans, of which we retained $9.9 million, sold $35.1 million in the secondary market, and brokered $5.3 million.  These loans were a combination of jumbo whole loans, government loan programs (FHA/VA), and traditional conventional loan products.  We neither originated nor purchased any subprime loans in 2009, nor have we done so historically.

	For the years ended December 31,
($ in thousands)	2009	2008	2007

Real estate mortgage loans originated and retained	$45,370	$44,297	$55,510
Real estate mortgage loans originated and sold	35,135	9,789	2,489
Real estate mortgages purchased	-	-	3,104
Real estate mortgages brokered	5,277	5,377	11,292

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

During 2009, we continued to pursue a policy of conservative loan underwriting, with an emphasis on our borrower’s amount of the down payment, credit quality, employment stability, and monthly income. These loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans, and we believe that consumer loans are important to our efforts to serve the credit needs of our customer base.  Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average.  This held true in 2009 as well.  In 2009, we created a centralized underwriting and approval process, in order to maximize on consumer loan approval efficiencies.

Lending Policies
Loan Policies. Although we maintain a competitive approach to lending, we strive to underwrite high quality loans.  We employ written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Board Loan and Investment Committee and our Board of Directors. These policies relate to loan administration, documentation, approval and reporting requirements for various types of loans.

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our lending operations, while recognizing that not all loan outcomes and results can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer, Chief Lending Officer or the Senior Vice President of Risk Management where appropriate.

Since 2004, we have maintained a separate Credit Department that is generally responsible for the integrity of data used by lending personnel for underwriting decisions.  Additionally, the Credit Department is responsible for providing independent financial analysis and credit assessments for aggregations above $500,000.  The Credit Department also assists in the application of loan policy and the identification of unresolved or potential credit issues.  In 2008, we outsourced our Internal Audit and Loan Review functions to an independent accounting firm.

Our loan policies provide limits for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the real estate collateral securing the loans.  The loan-to-value percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 established regulatory and supervisory loan-to-value limits. Our internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.  However, exceptions may be made to these limits and are allowable under the regulatory rules as long as the aggregate balance of these exceptions does not exceed certain capital thresholds.  In late 2006, we tightened our policy surrounding these exceptions, lowering aggregate exception balances by 16% from 2006 to 2007 and by an additional 25% from 2007 to 2008.  Exception balances are below the capital thresholds established by regulatory rules

Our loan policies also establish an “in-house” guideline limit on the aggregate amount of loans to any one borrower. This limit is currently $7.0 million which has been reduced from the guideline of 75% of our legal lending limit, which for 2008 was approximately $7.7 million. Additionally, the Bank board’s loan and investment committee reviews all lending relationships over $5.0 million on a quarterly basis. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses (v) interest reserves, and (vi) other matters relating to our lending practices.

The underwriting policies for each loan category are outlined as follows:

Commercial and Industrial Loans:
Commercial and Industrial loans are underwritten using an analysis of the businesses’ current and historical financial statements.  The form of statement required (audit, review, compilation, tax return, or internally prepared) varies depending on the credit size, complexity, and risk.  Financial projections may be required for loans with a term greater than one year.  For all aggregated borrowing relationships in excess of $500,000, a cash flow analysis is completed for each corporate borrower, and a debt-to-income ratio is calculated for each personal guarantor.  For those relationships where reliance is placed on a borrower or guarantor that is involved in several loans, business ventures or real estate projects, both a separate cash flow analysis and a consolidated global cash flow analysis is required.  This is mandatory for all requests that are in excess of five percent of the Bank’s capital. In addition, we review the quality and value of collateral provided to determine the appropriate advance rates and analyze the risks inherent in the business enterprise to determine the appropriate financial covenant package.

Commercial Real Estate Loans:
The Company will consider commercial real estate financing for any feasible project including land loans, acquisition and development loans, construction loans and long-term mortgages for income producing and investment properties.  Loans are not to be extended to developers or builders who have been subject to a foreclosure action or have given a creditor a deed in-lieu of foreclosure. Commercial Real Estate loans are generally made with full recourse or limited recourse to all principals and owners.

All real estate credit extensions are to meet high standards of quality and are to be in compliance with the Bank’s policies.  Relationship Managers are to comply with each underwriting guideline and explain and document any exceptions.

We will only consider 100% financing (of cost) for commercial real estate projects on an exceptional basis.  We normally require cash or other suitable collateral (marketable securities, first mortgage on other real estate, letter of credit, etc) for the loan amount which exceeds our loan-to-value policy for that type of collateral, to ensure we maintain the appropriate loan-to-value advances rates in our loan policy.  Parameters for allowing 100% financing include a combination of such factors as financial strength of principals (borrower and/or guarantors), strength of secondary repayment sources (guarantors quality and strength of cash flow and/or liquidity of supporting collateral), proven track record of builder/developer, signed leases (for investment properties), pre-sales activity supported by executed contracts and market information that proves a strong market for the type of properties being considered.

Residential Mortgage Loans:
Residential mortgage loans are defined as loans for primary or secondary residences. No rental property loans will be considered under the guidelines for residential mortgage underwriting.  Secondary residences are limited to one unit.  Loans for rental properties are to be considered as business loan requests subject to the Commercial Real Estate guidelines.  Manufactured homes may be considered for the portfolio provided (a) home is a double-wide on a permanent foundation; (b) home was not built prior to 1976; and (c) appraisal is acceptable using appropriate comparable properties.

Loans to be sold into the secondary market are not subject to these guidelines.  Portfolio loans must adhere to all requirements below (they follow the requirements of the purchaser in the secondary market) and to all requirements for consumer credits (except the requirement as to maximum debt-to-income ratio) described herein.

It is the stated goal of the Bank to offer mortgage loans on owner-occupied real estate at competitive rates and terms to customers in our defined lending areas.  Mortgage loan terms should be related to the nature and market value of the security property, as well as income, future earning ability and credit history of the borrower.  Mortgages should be made in anticipation of regular amortization, not foreclosure.

Rates for residential mortgage loans are fixed for the term of the loan.  The company does not underwrite any hybrid loans, adjustable rate loans, or sub-prime loans within its residential portfolio.  Adjustable rate loans are limited to Commercial, Commercial Real Estate, and Home Equity products. The rates for these loans are primarily tied to the Prime Rate as stated in the Wall Street Journal.

Home Equity Loans
Home Equity loans and Home Equity lines of credit are underwritten using the same guidelines and procedures outlined above for residential mortgage loans.  The loan to value maximum for a Home Equity loan or line of credit is capped at 90% of the appraised value.

Consumer Loans
All consumer loans are to be supported by a signed, completed credit application or a credit file memo disclosing loan purpose, applicant’s income and obligations, and repayment terms.  Related documents should include a current or recent credit bureau report.  Unsecured consumer loans of $5,000 and larger must also have a current financial statement on file on a form acceptable to the Company.

Typically, the rates for variable rate loans in all categories are underwritten using the Prime Rate index as stated in the Wall Street Journal. In 2009, the Bank began utilizing interest rate floors on variable rate loan products.  Typical loan terms on these types of products range from one to five years.

Source of Funds
Funding Sources. In 2009, we made capital contributions to the Bank of $8.1 million from the Holding Company, of which $1.8 million came from the sale of 18,300 shares of series A convertible non-cumulative preferred stock on September 25, 2009 (See Note 22) and $5.5 million came from the sale of the Trust Company to the Bank by the Holding Company.  Also in 2009 and prior to the sale to the Bank, the Trust Company contributed $800,000 of capital to the Holding Company, which was immediately contributed to the Bank.  The 2009 capital contributions were made due to the net loss incurred during the year and because of added pressure in the financial institution industry to continually grow capital due to the prolonged economic decline.  In 2008, we made capital contributions to the Bank totaling $3.6 million from the Holding Company to not only maintain but surpass the ‘well capitalized’ designation within the banking industry.  In 2008, the Trust Company made capital contributions to the Holding Company in the amount of $800,000.  In 2007, we made capital contributions of $4.5 million due to losses incurred primarily from significant write-downs taken in the loan portfolio.

On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market CDs and brokered CDs) and other forms of wholesale financing. A component of our strategic plan includes a change in the deposit mix to assist us in increasing profitability and improving liquidity, which we have been successful in accomplishing over the last two years. Two events occurred in 2008 and have carried over in to 2009 to assist us with the change in our deposit mix.  First, the 400 basis point drop in 2008 in the Federal Funds Rate caused our variable rate certificate of deposit products to be a less attractive option for our customers, as it is directly tied to the federal funds rate.  With the drop in rates, customers chose to select other avenues for investing their money as these deposits matured.  The second event in 2008 was the increase in the FDIC insurance to $250,000 for all interest-bearing accounts and an unlimited amount for non-interest bearing accounts.  The deposit mix started to change due to these events as customers chose to move money into an account that was fully insured or to one that offered better rates depending on their intentions for the deposits.  In 2009, the short- term interest rates remained unchanged from the final decrease in December 2008 and the FDIC insurance increase was extended through June 30, 2010 for the unlimited insurance on non-interest bearing accounts and through December 31, 2013 for all deposit accounts up to $250,000.  As of December 31, 2009, we had $70.1 million of deposits protected by unlimited FDIC insurance. By the end of 2009, the core deposits comprised 76.0% of total deposits compared to 69.4% and 61.6% at December 31, 2008 and December 31, 2007, respectively.

Deposit Generation. We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our primary market areas. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, health savings accounts, and money market accounts, certificates of deposit and direct deposit services, and telephone and Internet banking. Health savings accounts continue to be a primary leader in core deposit growth in 2009, which showed an increase of $11.2 million to a balance of $35.7 million and approximately 28,000 accounts at December 31, 2009.  We also offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003.  Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposits, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2009, the average cost of funds on out-of-market deposits was 3.99%, while the average cost of funds on in-market deposits was 1.68%. Throughout 2009, it was less costly to take advances from the Federal Home Loan Bank than to bring in new monies from within the local market.  We were able to borrow from the Federal Home Loan Bank at a rate around 0.50% through short-term variable rate advances.  At December 31, 2009, approximately 87.9% of our deposits were generated in-market, while 12.1% were out-of-market deposits, compared to 85.6% of in-market deposits in 2008 and 14.4% out-of-market.  Deposits at December 31, 2009, 2008 and 2007 are summarized as follows:

	2009		2008		2007
($ in thousands)	Balance	%	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$95,027	16.7%	$82,107	14.0%	$71,705	11.9%
Interest-bearing checking	89,735	15.8%	73,452	12.5%	54,928	9.1%
Money market	152,092	26.7%	140,385	24.0%	135,304	22.5%
Savings	18,264	3.2%	17,050	2.9%	13,747	2.3%
Time, under $100,000	77,202	13.6%	93,765	16.0%	94,605	15.8%
Total Core Deposits	432,320	76.0%	406,759	69.4%	370,289	61.6%
Non-core Deposits:
In-market non-core deposits:
Time, $100,000 and over	67,390	11.9%	94,927	16.2%	155,224	25.9%
Out-of-market non-core deposits:
Brokered CDs	68,670	12.1%	84,551	14.4%	75,176	12.5%
Total Non-core Deposits	136,060	24.0%	179,478	30.6%	230,400	38.4%

Total deposits	$568,380	100.0%	$586,237	100.0%	$600,689	100.0%

Investments
We invest funds that we retain from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of United States commercial banks, commercial paper of United States issuers rated in the highest category by a nationally recognized statistical rating organization, or trust preferred securities. We are permitted to make limited portfolio investments in equity securities.  We currently have only two of these investments, a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana and an equity investment with an initial investment of $1 million in a limited partnership focused on financial holding companies, primarily bank holding companies. As of December 31, 2009, these investments carried a value of $107,086 and were recorded in other assets.  Due to the volatility of the equity investment in the limited partnership as well as the accounting treatment for the investment, the board of directors approved the gradual liquidation of this investment.  In 2009, requests were made to liquidate the investment.  Disbursements received totaled $740,437 leaving a value of $87,086 as of December 31, 2009. The remaining balance is invested in side-pocket investments and is projected to be fully liquidated in 2010.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or as a result of foreclosure upon loans and which at December 31, 2009 amounted to $4.6 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions.  We are also permitted to invest an aggregate amount not to exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities. Our Board of Directors may alter our investment policy without shareholders’ approval.

Tower Trust Company

Prior to January 1, 2006, we provided our trust and investment management services through a division of Tower Bank & Trust Company. On January 1, 2006, the Bank transferred the business, employees, assets, liabilities, and customers to the Holding Company as a new wholly-owned subsidiary, Tower Trust Company.  This transfer occurred to allow Tower Trust Company to expand the service areas to which it could provide trust and investment services to locations outside of the Bank’s service area, such as Indianapolis.  Due to a change in the strategic plan, management decided to bring the trust company’s focus within the Bank’s service area as new opportunities in the local market have presented themselves.  On December 1, 2009, the Bank purchased Tower Trust Company to be held as a wholly-owned subsidiary of the Bank to be able to focus on these initiatives with the added benefit of increasing capital and earnings at the Bank.

Investment Management and Trust Services. Our investment management and trust services provide a wide range of traditional personal trust services to customers in our market area. Our trust services include estate planning and money management, as well as traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, IRA administration, personal and institutional investment management, and custodial services. We believe that by offering trust services through personalized client service, an experienced professional staff, and a tailored approach to investments that we can enhance and leverage client relationships. We believe that our approach to investment management and trust services has contributed to growth of assets under management to $619.5 million at December 31, 2009. More importantly, we believe that this approach should allow for continued growth in assets under management and resulting trust services revenues.

The following table reflects assets under management and revenue derived from trust services for the periods indicated.

	For the years ended December 31,
($ in thousands)	2009	2008	2007

Assets under management	$619,510	$538,270	$516,863
Number of accounts	635	656	621
Average account size	$976	$820	$832
Trust revenue	$2,860	$2,948	$2,833

Tower Investment Services. In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. The services are provided through PrimeVest Financial Services, Inc.  PrimeVest is a self-clearing brokerdealer that works exclusively with banks and financial institutions. Tower Investment Services had $142.7 million in assets under management at December 31, 2009, compared to $97.0 million at December 31, 2008.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2009	2008	2007

Assets under management	$142,672	$97,010	$92,488
Number of accounts	1,242	913	851
Average account size	$115	$106	$109
Investment services revenue	$513	$572	$460

Effect of Government Monetary Policies

We, our performance and our results, are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. During 2008, the Federal Reserve lowered the federal funds discount rate to 0.25% or below where it remained for the all of 2009.  The drop in interest rates has had a direct impact on the Company.  It directly impacted our interest margin; therefore, resulting in a decrease in net interest income from 2007 to 2008.  In 2009, we implemented an interest rate floor on our loan portfolio to combat the prolonged period of low short-term interest rates and to improve our net interest margin.  In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities including the Federal Reserve Board, we can make no prediction as to possible future changes in interest rates, deposit levels, loan demand or the affect thereof on our business.

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

Insurance of Deposit Accounts. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Effective for the first quarter of 2007, the FDIC adopted a new risk based assessment system.  Under the new system, the banks are evaluated based on three primary sources of information:  supervisory ratings, financial ratios, and long-term debt issuer ratings (for large institutions only).  This new assessment method resulted in significant increases for Tower Bank and many others.  However, the FDIC also provided credits to institutions that paid what they considered to be high premiums in the past, pre-1996.  Due to a large number of bank failures throughout the United States in 2008 and 2009, the FDIC deposit insurance fund has been depleted and requires additional assessments to replenish the fund to an acceptable level.  Premiums have not only increased to replenish the fund, but because of additional operating expenses the FDIC will incur due to increased resolution activities expected in the future.  Also in 2008, the FDIC increased the limit of insured funds to $250,000 on interest bearing deposits and an unlimited amount on non-interest bearing deposits compared to the previous limit of $100,000 on all deposits. These new limits were extended through June 30, 2010 for unlimited insurance on non-interest bearing accounts and through December 31, 2013 on all deposit accounts up to $250,000 to ease the fears of banking customers after the recent bank failures over the past two years.  Based on these additional costs, the FDIC raised the assessment rates in 2009, assessed a one-time special assessment due September 30, 2009 equal to five basis points of total assets less Tier 1 Capital, and issued an assessment to prepay the quarterly assessments for the fourth quarter 2009, and for all 2010, 2011 and 2012 along with the quarterly risk-based assessment for the third quarter of 2009 on December 30, 2009.  The prepayment was calculated by using the rate in effect at September 30, 2009 with an increase in the annual assessments of three basis points beginning in 2011.  The FDIC also assumed that the institution’s assessment base at September 30, 2009 will increase quarterly by an annual growth rate of five percent through the end of 2012.  The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  Each institution will continue to receive quarterly assessment statements from the FDIC and will continue to expense the assessment as they have in the past, but the institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution had prepaid until that amount was exhausted or until December 30, 2014, when any amount remaining would be returned to the institution.

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

Competition

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne and Allen County metropolitan area.  In 2008 five new banks entered the market, while one left during 2009, bringing the total banking institutions, excluding credit unions, to twenty.  The new banks include regional banks: Huntington and Old National, along with community banks: First Federal of the Midwest, State Bank & Trust, and Woodforest National.  Additionally, during the latter portion of 2008, National City Bank, a large regional bank that currently ranks third in our marketplace in total deposit share, was purchased by PNC Bank. The formal name change to PNC Bank took place during the fourth quarter of 2009.  The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank also faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of the Bank’s competitors have been in business for many years more than the Bank, have established customer bases, and are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank’s ability to compete favorably in attracting individuals and small- to medium-sized businesses.  Since 2002, the Bank has ranked fourth in our market-place in total deposit share and currently comprises 12.97% of the total marketshare.  The top three, JP Morgan Chase, Wells Fargo, and PNC, comprise 51.95% of the total marketshare.

Employees

As of December 31, 2009, we had 151 employees, including approximately 146.25 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

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

An investment in shares of our common stock involves various risks.  Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.

Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets in general and a prolonged general economic downturn, which has continued into 2009. In addition, as a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of the general economic downturn and uncertainty in the financial markets, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price

We operate in a highly regulated banking environment and we may be adversely affected by changes in laws and regulations or by the actions of our regulators.

Tower Bank is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (the IDFI), the Federal Reserve and the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage, and are intended primarily for the protection of the depositors and borrowers of Tower Bank and for the protection of the FDIC insurance fund.  The regulation and supervision by the Federal Reserve, the IDFI and the FDIC are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, including enforcement actions, may have a material impact on our operations.  In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have, in recent years, increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

We have relatively high amounts of commercial, commercial real estate and development loans, and these loans have more credit risk than residential mortgage loans.

We generally invest a greater proportion of our assets in loans secured by business assets and commercial real estate than financial institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate, commercial business and development loans generally involve a higher degree of credit risk than residential mortgage lending, due primarily to the relatively larger amounts loaned to individual borrowers. While we did not engage in the business of sub-prime lending, our construction, land development and land loan portfolio, along with our commercial loan portfolio and certain of our other loans, has been adversely affected by the recent downturn in the residential and commercial real estate market.  Moreover, many of our borrowers also have more than one commercial real estate, commercial business or development loan outstanding with us or with other institutions, and the turmoil in the credit markets has made it more difficult for them to continue and sustain their prior business levels, thereby reducing their available cash flows. Consequently, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss and could have a material adverse impact on our business and results.  During 2007, for example, as described earlier in this report, we were required to take substantial third quarter and fourth quarter write-downs and to make certain additional provisions for loan losses related to a group of real estate development loans we made prior to 2004, to multiple borrowers.

We have an elevated amount of non-performing assets, which has affected and could continue to adversely affect our net interest margin and our results.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  Although the absolute level of non-performing assets increased from $19.7 million at December 31, 2008 to $20.6 million at December 31, 2009, they have significantly decreased from a high of $25.8 million at September 30, 2009. Non-performing loans decreased from $17.0 million at December 31, 2008 to $15.9 million at December 31, 2009.  These decreases are due to increased and more effective loan administration. While we have seen decreases, there is still an elevated level amount of non-performing assets on our books.  These and other non-performing loans, even if they are eventually collected, in whole or in part, take longer periods of time to work out, which result in loss of income and/or principal during the workout period, and also require additional resources.

We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.

For the year ended December 31, 2009, we recorded a provision for loan losses of $10.7 million.  We also recorded net loan charge-offs of $9.8 million.  Our non-performing assets increased slightly in 2009 from $19.7 million, or 2.8% of total assets at December 31, 2008 to $20.6 million, or 3.0% of total assets at December 31, 2009, which was indicative of the continued weakening of the economy and/or our local real estate market. As such, more of our currently performing assets may not continue to perform according to their terms, and the value of the collateral may become insufficient to pay the remaining loan balances.  If this occurs, we may experience additional loan losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, status of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business downturn, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to maintain further or expand our operations through internal growth could be materially impaired.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a further downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or market conditions were to change. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized," we will be unable to continue with uninterrupted access to the brokered funds markets.

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

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally reprice or mature more quickly than our interest-earning liabilities. Prior to June 30, 2004, interest rates had been at historically low levels. Subsequent to that date, the U.S. Federal Reserve began to increase its target federal funds rate from a low 1.00% to a high of 5.25% in June of 2006.  It remained at 5.25% through September of 2007, at which time the Federal Reserve began to again lower the federal funds rate, which stood at 4.25% as of December 31, 2007.  In 2008, the federal funds rate continued to decrease to a low of 0.00% to 0.25% at December 31, 2008.  The rate remained unchanged from December 31, 2008 through December 31, 2009.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent that our fixed rate loans do not reprice (or approximately 52.3% of our loans as of December 31, 2009).  In such case, rates paid on non-term deposit accounts will rise, thus also decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

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

We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest on our existing loans and securities. Moreover, increases in interest rates may decrease loan demand, in which event our results of operations may be adversely affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy expense, equipment and data processing costs and other operating costs.

Changes in interest rates also affect the value of our interest earning assets and, in particular, our securities portfolio held for investment. Generally, the value of securities fluctuates inversely with changes in interest rates. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on shareholders’ equity.

Our loan growth, although currently slowed, has historically outpaced our ability to generate lower cost in-market deposits, and this has required us to find alternative funding sources, some of which may either not be available to us or available at greater cost, and which, to the extent thereof, adversely affects our net interest margin.

We must maintain sufficient funds to respond to the needs of our depositors and borrowers.  Our loan growth, although currently by design at a maintenance level, has historically outpaced our ability to fund that loan growth with in-market deposits. Accordingly, as part of our liquidity management, we have utilized a number of alternative funding sources. In addition to deposit growth and repayments and maturities of loans and investments, we have utilized various alternative funding sources, such as out-of-market deposits purchased from brokers (typically certificates of deposit), borrowings from the Federal Home Loan Bank, and/or from the issuance of Trust Preferred Securities. If we were to become less than “well capitalized,” as defined by applicable banking regulations, or if a written enforcement order were to be imposed on us by our regulators, it could materially delay, make more costly or restrict our ability to borrow from the FHLB and the Federal Reserve Bank or to acquire and retain brokered certificates of deposit.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

In 2008, we purposefully allowed our loan portfolio to decrease in order to focus on improving asset quality, increasing liquidity, and improving profitability.  This decrease in the loan portfolio allowed us to be less dependent on in-market and out-of-market deposits for funding.  Typically, our interest margins are adversely affected to the extent that we must access such alternative funding sources.  Due to significant decreases in interest rates toward the end of 2008, we found it more advantageous to increase our borrowings from the FHLB and out-of-market deposits for funding of loans and investments than to increase our in-market deposits at competitive rates at the end of December.  We cannot assure you, however, that we will continue to be able to do this under current market conditions.

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

Increased and/or special FDIC assessments will hurt our earnings.

The FDIC insures deposits at FDIC insured financial institutions, such as the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Beginning in 2008, the economic environment led to increased levels of bank failures and expectations for further failures, which, in turn, increased the FDIC’s resolution costs and led to a reduction in the Deposit Insurance Fund.

As a result, on October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits as of June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC significantly increased both its risk-based assessment system and its base assessment rates charted to financial institutions for deposit insurance. Commencing with the first quarter of 2009, our FDIC deposit assessment rates increased by seventy percent to an annualized level of $1,681,862, compared to $697,063 for 2008, and this has and will continue to negatively impact our earnings. Moreover, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. As a result, we were required to make a payment of $5.5 million on December 30, 2009, which we recorded as a prepaid expense and will amortize the expense over the three year assessment period.

Payment of dividends will depend on our future financial condition and performance and may be restricted.

The timing and amount of any future dividends on our capital stock, including our common stock and our series A non-cumulative convertible preferred stock, will depend upon the Board’s assessment of our operating and financial condition, projected cash needs, contractual restrictions and any restrictions imposed on us by our banking regulators.  Additionally, through a resolution passed by the Board in January 2008, the Company is required to receive written approval by the Federal Reserve Bank of Chicago prior to issuing any dividends on our capital stock.

From time to time, we may also become a party to financing agreements or other contractual arrangements that may have the effect of limiting or prohibiting the Company from declaring or paying dividends.  We have issued Trust Preferred Securities that prevent us from paying dividends on our capital stock in the event that we defer our interest payment obligations on the Trust Preferred Debt.  In February 2010, we notified the trustees of the Trust Preferred Securities that we elected to defer interest payments on the securities for the first quarter of 2010.  Therefore, we will not be able to pay dividends on our capital stock until, at a minimum, we pay the interest due on the Trust Preferred Securities.

In the second quarter of 2008, the Board elected to forego the declaration of dividends on our common stock. We cannot assure you that we will declare dividends at any time, on any regular basis or in any specific amount.

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

Competition in our banking and financial services competitive market area, both in making loans and in attracting deposits, is intense, and our profitability depends upon our continued ability to successfully compete in both arenas. We compete in Allen County and Warsaw, Indiana, our primary market areas, with numerous commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Price competition for loans and deposits might result in the Bank earning less on loans and paying more for deposits, which would reduce net interest income and adversely affect our results. Competition also may make it more difficult to attract deposits and, consequently, to grow loans.

The continuing concentration of loans in our primary Allen County and Warsaw, Indiana market areas, and the declining value of real estate and business assets in our market area, may result in further under collateralization of some of our loans, which could have a material adverse effect on us.

Our success depends primarily on the general economic condition within the metropolitan Fort Wayne, Allen County, and Warsaw, Indiana market areas in which we conduct our business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. Local economic conditions in our market areas, therefore, have a significant impact on our loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A continuation of the decline or a further deteriorization in general economic conditions in our market area caused by the loss of manufacturing and other jobs, decline in real estate market values, unemployment and other factors beyond our control, could further adversely affect the ability of our customers to repay their loans and, therefore, our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate development and construction loans, decreases in housing demand brought about by a loss of jobs, an increase in homes in foreclosure or otherwise available for sale on the market and a reduction in demand for new housing may also have a negative affect on the ability of some of our borrowers to make timely repayment of their loans, which could have an adverse impact on our earnings. Moreover, further decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits.

In 2008 we have continued to see a significant slow-down in home sales in the Fort Wayne and Allen County, Indiana market, and this continued into most of 2009.  Home prices for the median priced homes remained consistent, with only pockets of value declines.  Allen County and the majority of Indiana are not defined as declining markets. In response to the slowdown in sales and the domino effects of that slow down, we have increased oversight surrounding local development and construction loans and have also expanded our construction market area to decrease our dependence on the activity within Allen County.

We face risks entering new markets or establishing new branches.

There are substantial costs associated with maintaining a banking facility, including the cost of construction, land purchases (if owned) or lease commitments (if leased), equipping the facility, staffing commitments and marketing costs.  If we are not successful in establishing a customer base and conditions that enable us to profitably operate that facility, we may be forced to either sustain continuing losses or to close the facility.

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

We are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, the Federal Deposit Insurance Corporation, as insurer of our deposits, by the Board of Governors of the Federal Reserve System, as regulator of our Bank and holding company and by the U.S. Congress and the Indiana General Assembly. Such regulation and supervision governs the activities in which a banking institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

We Rely on Dividends from Our Subsidiary for Most of Our Revenue

Because we are a holding company with no significant assets other than the Bank and the Trust Company, we typically depend upon dividends from one or both of these entities for a substantial portion of our revenues. While the Bank did not pay dividends to the Holding Company in 2008 or 2009, the Trust Company paid a dividend in the amount of $800,000 to the Holding Company each year in 2008 and 2009.  Our ability to pay dividends to our shareholders will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to the restrictions of the Indiana Business Corporation Law.

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

None

ITEM 2.	PROPERTIES.

We are leasing the entire first and second floors, along with portions of the third and fifth floors, of the Lincoln Tower, a landmark building located at 116 East Berry Street in downtown Fort Wayne, Indiana, for use as our corporate headquarters, the main bank office, and the Trust Company offices. The headquarters facility consists of drive-up banking windows, Automated Teller Machine (ATM), and approximately 51,657 square feet of usable office space in 2009. During the fourth quarter of 2009, the lease was renegotiated to reduce the rent amount on the fifth floor and portions of the second floor, vacate the third floor, and extend the term on the first and second floor to expire in December 2018.  The term on the fifth floor has remained unchanged and will expire in December 2013.  There is also an option to renew for an additional ten years and we have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property.  We lease our Tower Bank headquarters facility from Tippmann Properties, Inc., a real estate investment company owned and controlled by John Tippmann, Sr., a board member and substantial shareholder of our Company.  We refer you for additional detail to the section of this report titled “Related Person Transactions” and the section entitled “Certain Relationships and Related Transactions” which we will incorporate into Item 13 of this report by reference from our proxy statement.

We also lease a bank branch office location in a shopping center in the northwest section of Fort Wayne at 1545 West Dupont Road. The branch office occupies 2,600 square feet of space and has two drive-up lanes and an ATM. The lease had an initial term of five years, expired May 2005 and has two consecutive five-year renewal options. During 2005, we exercised the first of our two five-year renewal options. The renewed lease expires in May 2010. In August of 2007, we executed a purchase agreement for a tract of land in northwest Fort Wayne, located within the same shopping center as our current Dupont Road branch.  The tract of land is being used to construct a new freestanding branch.  Construction of the new branch began in the fall of 2009 and we are expecting to be in the new building by May 2010.  Currently, we are reviewing our options on conducting a sale-leaseback of the building.

We also lease a bank branch office location in a shopping center in the southwest section of Fort Wayne at 10373 Illinois Road. The branch office occupies 2,400 square feet and has two drive-up lanes and an ATM. The lease has an initial term of 10 years, expires January 2011 and has two consecutive five-year renewal options. In July of 2009, we executed a purchase agreement for a 1 acre outlot in southwest Fort Wayne, located around the same intersection as the current Illinois Road branch.  The tract of land will be used to construct a new freestanding branch in the future.

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

PART II

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Global Market System under the symbol “TOFC.” As of March 10, 2010, there were 521 shareholders of record and approximately 1,638 beneficial owners of the common stock.

The following table also presents the high and low sales prices for our common stock on the Nasdaq Global Market System, by quarter for 2009 and 2008.

High/Low Stock Price

	2009		2008
	High	Low	High	Low

1st Quarter	$6.590	$4.500	$13.750	$10.470

2nd Quarter	$6.360	$4.650	$11.400	$5.720

3rd Quarter	$6.000	$4.150	$10.500	$6.370

4th Quarter	$7.000	$3.940	$10.000	$5.930

Dividends

Because we are a holding company and substantially all of our assets are held by the Bank, our primary source for dividends has been the Bank. Payments from the Bank to the holding company are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2035 and 2037, we would be precluded from paying dividends on our common stock (other than dividends in the form of additional shares of common stock) if we are in default under these debentures, if we have exercised our right to defer payments of interest on these debentures, or if certain related defaults occurred.  Prior to the sale of the Trust Company to the Bank on December 1, 2009, the Trust Company was able to make small dividend payments to the holding company, such as the $800,000 dividends paid in both 2009 and 2008.  Our ability to pay dividends to our shareholders continues to depend primarily on the Bank's ability to pay dividends to the Company.

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

Although, both Tower Financial and Tower Bank are and have been qualified as ‘well capitalized’ under Federal Reserve Board Standards, the board of directors passed a resolution in January 2008 requiring that written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends.  Permission was granted in January 2008 by the Federal Reserve and a quarterly dividend of $0.044 was declared and paid for the first quarter of 2008.  In the second quarter, however, our board of directors elected to forego the declaration of dividends indefinitely. The decision was based on the desire to retain capital and hedge against uncertain and challenging economic and banking industry conditions, as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Stock Market Index (United States stocks only) and the Nasdaq Bank Stocks Index for the past five years ending December 31, 2005 – 2009. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the Nasdaq Stock Market Index and the Nasdaq Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.
	For the years ended December 31,
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Tower Financial Corporation	$165.703	$171.676	$125.241	$58.285	$66.185
Nasdaq Total US Index	88.953	97.708	105.977	51.071	73.404
Nasdaq Bank Index	179.542	201.496	159.709	116.450	97.569

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

	Years ended December 31,
($ in thousands, except per share data)	2009	2008	2007	2006	2005
Results of Operations:
Interest income	$32,067	$37,758	$46,902	$41,057	$29,056
Interest expense	12,247	16,785	25,356	20,787	11,493
Net interest income	19,820	20,973	21,546	20,270	17,563
Provision for loan losses	10,735	4,399	10,996	2,195	2,392
Noninterest income	6,088	6,303	5,805	5,126	4,184
Noninterest expense	22,998	20,988	20,731	18,089	14,082
Income (loss) before income taxes	(7,824)	1,889	(4,376)	5,112	5,273
Income taxes expense (benefit)	(2,217)	23	(1,778)	1,424	1,835
Net income (loss)	(5,607)	1,866	(2,598)	3,688	3,438

Per Share Data:
Net income (loss): basic	$(1.37)	$0.46	$(0.64)	$0.92	$0.86
Net income (loss): diluted	(1.37)	0.46	(0.64)	0.89	0.84
Book value at end of period	11.04	12.15	11.87	12.60	11.79
Dividends declared	n/a	0.044	0.176	0.16	n/a

Balance Sheet Data:
Total assets	$680,159	$696,584	$706,493	$671,155	$557,821
Total securities held to maturity	4,496	-	-	-	-
Total securities available for sale	85,179	77,792	65,228	69,492	50,642
Loans held for sale	3,842	152	3,190	-	-
Total loans	527,333	561,012	575,744	550,450	450,391
Allowance for loan losses	11,598	10,655	8,208	6,870	5,645
Total deposits	568,380	586,237	600,689	586,770	460,951
FHLB advances	43,200	39,200	35,100	11,200	34,700
Junior subordinated debt	17,527	17,527	17,527	17,527	11,856
Stockholders' equity	46,936	49,618	48,208	50,958	47,268

Performance Ratios:
Return on average assets	-0.81%	0.27%	-0.38%	0.61%	0.68%
Return on average stockholders' equity	-11.48%	3.81%	-5.16%	7.57%	7.52%
Net interest margin (tax equivalent)	3.14%	3.30%	3.34%	3.58%	3.70%
Efficiency ratio	88.76%	76.94%	75.80%	71.23%	64.75%

Asset Quality Ratios:
Nonperforming loans to total loans	3.02%	3.03%	3.23%	0.70%	0.49%
Nonperforming assets to total assets	3.03%	2.83%	2.84%	0.70%	0.50%
Net charge-offs to average loans	1.78%	0.35%	1.68%	0.19%	0.55%
Allowance for loan losses to total loans	2.20%	1.90%	1.43%	1.25%	1.25%

Liquidity and Capital Ratios:
Loan to deposit ratio	92.78%	95.70%	95.85%	93.81%	97.71%
Total stockholders' equity to total assets	6.90%	7.12%	6.82%	7.59%	8.47%
Total risk-based capital	12.45%	12.99%	12.08%	13.06%	13.23%
Tier 1 leverage risk-based capital	10.90%	11.66%	10.92%	11.94%	12.16%
Tier 1 leverage capital	9.05%	9.69%	9.31%	10.46%	11.08%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Forward-Looking Statements

This report includes "forward-looking statements." All statements regarding our anticipated results or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial business plans and strategies, or the impact of legal, regulatory or supervisory matters on our business operations, are intended to be forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Typically, forward-looking statements are predictive and are not statements of historical fact, and such words as "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us, the Bank, the Trust Company, or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable and have based these expectations upon reasonable beliefs and assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
•	the continual weakness of the local economy in our primary service area;
•	the effect of general economic and monetary conditions and the regulatory environment on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	general changes in real estate, business and general property valuations underlying secured loans;
•	the level of our non-performing substandard or doubtful assets;
•	restrictions or additional capital requirements imposed on us by our regulators; and
•	dependence on our key banking and management personnel.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our businesses.

Executive Overview

Our net loss of $5.6 million was reported in 2009 compared to net income of $1.9 million in 2008.  The decrease in earnings from 2008 to 2009 was primarily due to an increase in provision expense of $6.3 million compared to 2008, an increase of $984,799 in FDIC premiums including a one-time industry wide special assessment compared to prior year, and an increase in total expenses and valuation adjustments on other real estate owned of $1.8 million.  The increase in expenses and valuation adjustments on other real estate owned includes write-downs totaling $1.1 million on three other real estate owned properties.

Net interest income decreased 5.5% from 2008 to 2009, along with a decrease in net interest margin from 3.30% to 3.14%.  Net interest income decreased due to a decrease in net interest margin, a purposeful decrease in total loans which reduces overall earning assets, and the continuance of elevated levels of nonperforming assets.  Net interest margin decreased in 2009 primarily due to short-term interest rates taking a 400 basis point plunge from a fed funds rate of 4.25% to a low of 0.25% in December 2008 where it remained for the entire year of 2009.

Non-interest income decreased by $215,013 from 2008 to 2009 primarily due to an other-than-temporary impairment (OTTI) charge on two securities totaling $750,770 and a decrease of $145,790 in trust and brokerage fee income being offset with an increase of $466,765, or 180.3%, in loan brokerage fees and an increase of $198,271, or 301.1%, in gain on sale of available for sale securities.

Operating expenses increased by $2.0 million, or 9.6%, from 2008 to 2009.  The increase was due to two main expenses, which were write-downs on other real estate owned and FDIC insurance premiums.  The write-downs on other real estate owned increased by $1.8 million from 2008 to 2009.  There were three write-downs over the year with one residential development property making up $950,000 of the total expense recorded due to receiving a new appraisal.  There was an increase of $984,799 in FDIC insurance premiums including a one-time industry wide special assessment due to the need to replenish the fund that was depleted by numerous financial institutions failing in 2008 and 2009.  The FDIC also saw a need to increase the premiums due to the expectation of future bank failures, the continuation of the increased insured limit of $250,000 on interest bearing deposits and unlimited for non-interest bearing deposits, and the additional operating expenses that have and will be incurred with the increased resolution activity.  Legal and professional expenses increased through a consulting engagement incurred to analyze our lending staffing and processes.  The engagement included analyzing current staffing levels and our internal approval processes for commercial and consumer loans.  The engagement resulted in the creation of a centralized underwriting function for consumer loans and making necessary staffing adjustments in the areas of credit and lending. These expenses also increased due to additional costs associated with the workout of non-performing assets.    The increases in operating expenses were offset by a decrease in employment expenses by $513,638.  Our decrease in employment expenses would have been greater without the contractual obligations imposed from the early retirement of our Chariman of the Board, Donald F. Schenkel.  The early retirement created additional expenses totaling approximately $480,000, as a result of the discounted payment of his contractual salary and the acceleration of the accrual of the Supplemental Executive Retirement Plan (SERP) as determined by the contract.

Total assets decreased by $16.4 million, or 2.4%, from the prior year.  The purposeful decrease in net loans of $34.6 million partially offset by an increase in total securities by $11.9 million and Federal Reserve Bank stock by $218,354 was the primary reason for the decrease in total assets.  Asset quality and liquidity continues to be a major focus of the Bank, as we worked to turn our non-performing assets into income producing assets.  Non-performing assets increased by $893,049 from 2008 to 2009, but they have decreased by $5.2 million from a high of $25.8 million at September 30, 2009. Although nonperforming assets slightly increased, nonperforming loans decreased by $1.1 million from December 31, 2008 to December 31, 2009 and the allowance for loan losses to total loans increased to 2.20% at December 31, 2009 from 1.90% at December 31, 2008.

Core deposits grew $25.6 million and now comprise 76.0% of total deposits, compared to 69.4% in the prior year.  This growth in core deposits allowed us to reduce our higher rate certificate of deposits and debt causing a decrease in our cost of funds.  Despite the decrease in cost of funds in 2009, net interest margin continued to decrease due to short-term interest rates remaining unchanged from the low set in December 2008.  With the decline in rates in 2008, the quarterly net interest margin dropped to 2.85% at March 31, 2009 and steadily rose to 3.02%, 3.23%, and 3.46% at June 30, 2009, September 30, 2009, and December 31, 2009, respectively.  The net interest margin year-to-date at December 31, 2009 grew to 3.14% due to the implementation of an interest rate floor on loans and the migration of the balance sheet by increasing our investment securities and reducing our outstanding loans.

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

Results of Operations

Summary. We reported a net loss of $5.6 million, or ($1.37) per diluted share, for the year ended December 31, 2009. This reflects a decrease of $7.5 million from net income of $1.9 million in 2008 and a decrease of $3.0 million from a net loss of $2.6 million posted in 2007.  A net loss per diluted share of ($1.37) reflects a $1.83 decrease from the $0.46 net income reported in 2008 and a $0.73 decrease from the ($0.64) net loss posted in 2007.

The 2009 results reflected a $7.5 million decline from net income of $1.9 million reported in 2008.  Net interest income decreased by $1.2 million, or 5.5%, due to a drop in interest margin from the prior year, elevated levels of non-performing assets, and a purposeful decrease in total loans which decreased earning assets.  Net interest margin decreased due to a prolonged period of short-term interest rates from the final decline in December 2008.  Noninterest income remained unchanged primarily due to recording charges for other-than-temporary impairment of two investment securities in the amount of $750,770 and a decrease of $145,790 in Trust and Brokerage fees.  These decreases were offset by an increase of $466,765 in loan brokerage fees.  Provision expense increased in 2009 by $6.3 million compared to 2008 to replenish the allowance for loans losses after net charge-offs of $9.8 million.  Noninterest expense increased by $2.0 million due to an increase of $984,799 in FDIC premiums including a one-time industry wide special assessment and an increase of $1.8 million in cost and valuation expenses on other real estate owned.  The increase in costs and valuation expenses on other real estate owned includes write-downs totaling $1.1 million on three other real estate owned properties.  The increases in noninterest expense were offset by a decrease in employment expenses by $513,638 in spite of additional expenses incurred due to the retirement of the Chairman of the Board of Directors.

Net Interest Income. Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income and interest expense for the year ended December 31, 2009 were $32.0 million and $12.2 million, respectively, netting $19.8 million in net interest income. Interest income and interest expense for the year ended December 31, 2008 were $37.8 million and $16.8 million, respectively, resulting in $21.0 million in net interest income. Interest income and interest expense for the year ended December 31, 2007 totaled $46.9 million and $25.4 million, respectively, providing for net interest income of $21.5 million. The decrease of $1.2 million in net interest income in 2009 from 2008 was due to a decrease in net interest margin, elevated levels of non-performing assets, and a purposeful decrease in total loans.  We decided to lower our total loans outstanding to focus on improving asset quality and increasing liquidity through the purchase of investments.  Nonperforming assets increased slightly by $893,049 from December 31, 2008 to December 31, 2009, but they have decreased by $5.2 million from a high of $25.8 million at September 30, 2009. Although nonperforming assets slightly increased, nonperforming loans decreased by $1.1 million from December 31, 2008 to December 31, 2009.  The decrease in nonperforming loans and the purposeful decrease in total loans reflect the Company’s focus on improving asset quality, improving profitability, and recognizing the challenging economic environment.

The net yield on average earning assets during 2009 was 3.14% compared to 3.30% for 2008 and 3.34% for 2007. The decrease in net yield during 2009 was due to unchanged short-term interest rates after a 400 basis point drop from January 1, 2008 to December 31, 2008, specifically the fed funds rate, which remained at 0.00% to 0.25% through the entire year of 2009.  The decrease in short-term interest rates had a directly impacted the net interest margin by causing it to decrease to 2.85% quarter-to-date as of March 31, 2009.  Through the implementation of an interest rate floor on loans and the strategic repricing of deposits and borrowings during 2009, the quarterly net interest margin increased to 3.02%, 3.23%, and 3.46% at June 30, 2009, September 30, 2009, and December 31, 2009, respectively.

Deposit costs decreased as a result of a shift of certificate of deposits greater than $100,000 to lower-cost core deposits, such as non-interest bearing, interest bearing checking accounts, and money market accounts which increased by $12.9 million, $16.3 million, and $11.7 million, respectively, since December 31, 2008.  Health savings accounts were the primary increase in interest bearing checking as they increased by $11.2 million throughout the year.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2009, 2008 and 2007.

Average Balance,
Interest and Yield/	2009			2008			2007
Cost Analysis ($ in thousands)	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,060	$1	0.05%	$7,169	$184	2.57%	$4,238	$245	5.78%
Federal funds sold	7,825	12	0.15%	6,243	154	2.47%	4,834	218	4.51%
Securities - taxable	63,138	3,066	4.86%	55,533	2,729	4.91%	51,913	2,641	5.09%
Securities - tax exempt (1)	23,157	1,442	6.23%	21,067	1,339	6.36%	19,367	1,199	6.19%
Loans held for sale	2,241	-	0.00%	506	-	0.00%	95	-	0.00%
Loans	549,242	28,036	5.10%	559,794	33,808	6.04%	576,417	43,006	7.46%
Total interest-earning assets	647,663	32,557	5.03%	650,312	38,214	5.88%	656,864	47,309	7.20%

Allowance for loan losses	(12,655)			(9,118)			(7,700)
Cash and due from banks	21,705			14,255			12,347
Other assets	35,765			33,199			30,340
Total assets	$692,478			$688,648			$691,851

Liabilities and Stockholders' Equity
Interest-bearing checking	$83,558	$560	0.67%	$66,085	$791	1.20%	$45,360	$674	1.49%
Savings	17,436	73	0.42%	16,555	168	1.01%	14,435	146	1.01%
Money market	161,802	1,699	1.05%	137,747	3,203	2.33%	125,488	4,649	3.70%
Certificates of deposit	246,623	7,982	3.24%	291,320	10,328	3.55%	338,485	17,325	5.12%
Short-term borrowings	236	2	0.85%	254	4	1.57%	39	1	2.56%
FHLB advances	24,024	802	3.34%	33,207	1,162	3.50%	27,906	1,435	5.14%
Junior subordinated debt	17,527	1,128	6.44%	17,527	1,129	6.44%	17,527	1,126	6.42%
Total interest-bearing liabilities	551,206	12,246	2.22%	562,695	16,785	2.98%	569,240	25,356	4.45%
	-			-			-
Noninterest-bearing checking	88,147			71,978			67,588
Other liabilities	4,267			5,047			4,638
Stockholders' equity	48,858			48,928			50,385
Total liabiliites and stockholders' equity	$692,478			$688,648			$691,851

Net interest income		$20,311			$21,429			$21,953
Rate spread			2.81%			2.90%			2.75%
Net interest income as a percent of average earning assets			3.14%			3.30%			3.34%

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

Changes in Net Interest Income Due
To Rate and Volume

	2009 over 2008
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$(106)	$(77)	$(183)
Federal funds sold	(173)	31	(142)
Securities - taxable	(33)	370	337
Securities - tax exempt	(28)	131	103
Loans	(5,145)	(627)	(5,772)
Net change in interest income	(5,485)	(172)	(5,657)
Increase (decrease) in interest expense:
Interest-bearing checking	(406)	175	(231)
Savings	(104)	9	(95)
Money market	(1,990)	485	(1,505)
Certificates of deposit	(848)	(1,497)	(2,345)
Short-term borrowings	(2)	-	(2)
FHLB advances	(51)	(309)	(360)
Trust preferred securities	(1)	-	(1)
Net change in interest expense	(3,402)	(1,137)	(4,539)
Net change in interest income and interest expense	$(2,083)	$965	$(1,118)

	2008 over 2007
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$(178)	$117	$(61)
Federal funds sold	(116)	52	(64)
Securities - taxable	(92)	180	88
Securities - tax exempt	33	107	140
Loans	(7,989)	(1,209)	(9,198)
Net change in interest income	(8,342)	(753)	(9,095)
Increase (decrease) in interest expense:
Interest-bearing checking	(149)	266	117
Savings	-	22	22
Money market	(1,864)	419	(1,445)
Certificates of deposit	(4,814)	(2,183)	(6,997)
Short-term borrowings	(1)	4	3
FHLB advances	(513)	240	(273)
Trust preferred securities	3	-	3
Net change in interest expense	(7,338)	(1,232)	(8,570)
Net change in interest income and interest expense	$(1,004)	$479	$(525)

Interest income is primarily generated from the loan portfolio. Average loans comprised 85%, 86% and 88% of average earning assets during 2009, 2008 and 2007, respectively. During 2009, the loan portfolio had an average yield of 5.10%, and earned $28.0 million, or 87.4% of total interest income, a decrease of $5.8 million from 2008. The decrease in net interest income was mainly due to the decrease in net interest margin, but was also due to the purposeful decrease in average loans to be able to focus on asset quality and to improve liquidity and profitability.  Short-term interest rates remained unchanged throughout 2009 from the steep decline in 2008 by 400 basis points, which negatively impacted net interest margin.  During 2008, the loan portfolio had an average yield of 6.04% and earned $33.8 million, or 89.5% of total interest income, while the loan portfolio had an average yield of 7.46% and earned $43.0 million, or 91.7% of total interest income, during 2007.

The total securities portfolio and total short-term investments equaled 13.3% and 1.5%, respectively, of average earning assets during 2009. With an average tax-equivalent yield of 5.22%, total securities contributed $4.0 million, or 12.5% of total interest income, in 2009, while total short-term investments had a combined average yield of 0.13% and earned $13,363, or 0.1% of total interest income, in 2009. During 2008, the total securities portfolio and total short-term investments equaled 12.0% and 1.1%, respectively, of average earning assets. With an average tax-equivalent yield of 5.31%, total securities contributed $3.6 million, or 9.6% of total interest income, in 2008, while total short-term investments had a combined average yield of 2.52% and earned $337,828, or 0.9% of total interest income, in 2008.  During 2007, the total securities portfolio and total short-term investments equaled 10.9% and 1.4%, respectively, of average earning assets. With an average yield of 5.39%, securities contributed $3.8 million, or 8.1% of total interest income, in 2007, while total short-term investments had a combined average yield of 5.1% and earned $463,231, or 1.0% of total interest income in 2007.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 29.4% and 44.7%, respectively, of average interest-bearing liabilities during 2009; 24.5% and 51.8%, respectively, of average interest-bearing liabilities during 2008; and 22.0% and 59.5%, respectively, of average interest-bearing liabilities during 2007. Total borrowings were 7.6%, 9.1%, and 8.0% of average interest-bearing liabilities during 2009, 2008 and 2007, respectively.

Money market balances had an average rate of 1.05% and cost $1.7 million, or 13.9% of total interest expense, in 2009, compared to an average rate of 2.33% and cost $3.2 million, or 19.1% of total interest expense, in 2008. Certificates of deposit had an average rate of 3.24% and cost $8.0 million, or 65.2% of total interest expense, in 2009, compared to an average rate of 3.55% and cost $10.3 million, or 61.5% of total interest expense, in 2008. Interest expense on savings and interest-bearing checking totaled 5.2% of total interest expense during 2009 and 5.7% of total interest expense during 2008. The Company paid $1.9 million of interest expense on borrowings, or 15.8% of total interest expense, during 2009 and paid $2.3 million of interest expense on borrowings, or 13.6% of total interest expense, during 2008.

During 2007, money market accounts had an average rate of 3.70% and cost $4.6 million, or 18.3% of total interest expense, while certificates of deposit had an average rate of 5.12% and cost $17.3 million, or 68.3% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 10.5% of average interest-bearing liabilities during 2007 with an average rate of 1.37%, or 3.2% of total interest expense, in 2007. Total borrowings had an average rate of 5.63% during 2007.

Provision for Loan Losses. The provision for loan losses was $10.7 million for 2009, $4.4 million for 2008 and $11.0 million for 2007.  In 2009, the amount recorded to provision expense was driven by a downturn in the economy that led to further deterioration in market values of commercial real estate, primarily consisting of acquisition and development of residential real estate projects.  A portion of the 2009 provision expense was primarily due to significant charge-offs related to a group of pre-2006 residential real estate development loans made up of different parties within the same development.  The economic downturn also had an effect on a few commercial loan relationships requiring specific reserves and charge-offs due to liquidation of those businesses.  The 2009 provision expense reflects a $6.3 million increase from 2008. The allowance for loan losses as a percentage of total loans outstanding was 2.20%, 1.90% and 1.43% at December 31, 2009, 2008, and 2007, respectively.

In 2008, as the economy started to deteriorate and the residential development and home building sectors were severely weakened, we continued to increase our overall loan reserve in anticipation of stress on certain portions of our loan portfolio.  In 2009, we continued this trend of increasing reserves, but we also used the allowance through charging off $6.3 million in commercial lending relationships and $3.8 million in commercial real estate lending relationships.  Of these charge-offs, several of these relationships were originated prior to tightening our lending policy, which would not have allowed the loans to be approved either because of the loan structure or the size of the investment in the loan.

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

We had $15.9 million of nonperforming loans at December 31, 2009, a decrease of $1.1 million from the $17.0 million of nonperforming loans at December 31, 2008. Nonperforming loans were $18.6 million at December 31, 2007. We reported $9.8 million of net charge-offs, or 1.78% of average loans, during 2009 compared to $2.0 million in net charge offs, or .35% of average loans, during 2008 and $9.7 million in net charge-offs during 2007.  Net loans decreased during 2009 by $34.6 million, or approximately 6.3%, due to the Company’s focus on improving asset quality, profitability, and liquidity, along with a recognition of declining economic trends.

Noninterest Income. Total noninterest income was $6.1 million for the year ended December 31, 2009 compared to $6.3 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively. Noninterest income was negatively impacted in 2009 by an other-than-temporary-impairment on two securities of $750,770 in 2009.  There were no charges for other-than-temporary impairment in 2008 or 2007.  Due to the drastic decrease in security market values in the latter half of 2008, fees from trust and brokerage services declined 4.1%.  Assets under management have increased by $126.9 million from December 31, 2008, but have not yet returned to the record high of $829.7 million set in May 2008 causing a reduction in the fee income of $145,790 in 2009 compared to 2008.  The trust and brokerage fee income in 2009 was $81,133 higher than the $3.3 million reported in 2007.  Loan broker fees were $725,699 during 2009, an increase of $466,765, or 180.3%, from $258,934 for 2008. Loan broker fees were $257,727 for 2007. The increase in 2009 and 2008 was attributable to an effort to place less real estate mortgages in our portfolio and to sell them to the secondary market compared to years 2007 and prior.  Deposit service charges were $1.1 million in 2009, showing a decrease of $82,573, or 6.9%, from 2008.  Deposit service charges increased $226,719, or 23.2%, between 2008 and 2007. In addition to the above, noninterest income results included a gain of $264,112 in 2009 and a gain of $65,841 in 2008 on the sale of securities available for sale.  There was a loss of $3,213 on the sale of AFS securities in 2007.

Noninterest Expense. Noninterest expense totaled $23.0 million for the year ended December 31, 2009 compared to $21.0 million and $20.7 million for the years ended December 31, 2008 and 2007, respectively, an increase of $2.0 million, or 9.6%, during 2009 over 2008. The increase in expenses is attributable to an increase in FDIC insurance premiums, an increase in loan and professional expenses, and an increase in the costs and valuation expenses on other real estate owned offset by a decrease in employment costs.

Salary and benefit costs decreased $513,638, or 4.5%, and were 47.6% of total noninterest expenses.  During the second half of 2009, the Bank reduced its workforce by 25 full-time employees, which will create an annual savings of approximately $1.25 million.  While we incurred additional expenses of approximately $480,000 for the early retirement of our Chairman of the Board in 2009 due to the discounted payment of his contracted salary and the acceleration of his accrual of Supplemental Executive Retirement Plan (SERP) benefits, we will save approximately $500,000 per year in 2010 and 2011 due to a reduction in his contractual payments as defined in his SERP.  With the decrease in employees, we also saw a decrease in the business development expenses by $183,224 from 2008 to 2009.  Loan and professional costs increased during 2009 from prior year levels by $336,555, or 25.6%. Legal and professional expenses increased through a consulting engagement incurred to analyze our lending staffing and processes.  The engagement included analyzing current staffing levels and our internal approval processes for commercial and consumer loans.  The engagement resulted in the creation of a centralized underwriting function for consumer loans and making necessary staffing adjustments in the areas of credit and lending. These expenses also increased due to additional costs associated with the workout of non-performing assets.  Premiums for deposit insurance from the FDIC have continued to increase in 2009 and an industry-wide one-time special assessment of $315,000 in the second quarter was made causing a total increase of $984,799 from 2008 to 2009.  The increases in premiums over the past two years have been to offset bank failures and the additional operating expense incurred from increased resolution activities.  Real estate market values remained low in 2009 causing write-downs and professional expenses of $1.7 million on properties that have moved to other real estate owned.  Other various expense categories decreased during 2009, such as marketing and communication, but to a lesser dollar amount than those mentioned above. Other expense was $1.2 million for 2009, 2008, and 2007.  In 2009, we recorded a loss on a commercial letter of credit in other expenses in the amount of $325,000.

During 2008, salaries and benefits costs were $11.5 million, while occupancy and equipment expenses totaled $3.0 million. Additional large overhead expenses in 2008 included costs for professional fees and services, which amounted to $1.3 million and data processing expenses of $1.0 million. Significant noninterest expenses during 2007 were $11.8 million for salary and benefit costs, $2.7 million for occupancy and equipment costs, $1.2 million for loan and professional costs, and data processing expense of $786,821.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 88.8% in 2009 compared to 76.9% in 2008 and 75.8% in 2007. The overall level of efficiency ratio continues to be high but reflects a decrease in net interest income caused by steep interest rate cuts taken in 2008 that remained unchanged in 2009, along with elevated expenses due to valuation adjustment to foreclosed assets and increased FDIC premiums.  Improvement in the efficiency ratio will be obtained through an increase in revenue, both net interest income and fee income, and a reduction in operating expenses.  During 2009 we made significant strides in improving our net interest margin, which will translate into improved net interest income.  Additionally operating expenses reduction of approximately $1.0 million took place in 2009 in the form of staff reductions.  Based on these changes, management anticipates an improved efficiency ratio for 2010.

Income Taxes Expense. During 2009, we recorded $2.2 million of income tax benefit.  In 2008 and 2007, we recorded $23,004 of income tax expense and $1.8 million of income tax benefit, respectively.  The effective tax rate recorded for 2009 was (28.3%) as compared to 1.2% for 2008 and (40.6%) for 2007.  The income tax benefit recorded in 2009 was the result of a net loss posted and was offset by writing off our state deferred tax asset.  The Company formed a real estate investment trust (REIT) in 2006 that provides us with an alternative vehicle for raising capital should we so desire and also provides us with certain state income tax benefits to lower our effective tax rate.  The REIT has provided several tax benefits for the Company since 2006, but has also created a large state net operating loss.  With the net loss posted in 2009, the Company decided that the state deferred tax asset created from the state net operating loss was more likely than not unrealizable and wrote it off, causing an offset of $971,140 to the income tax benefit.  The effective interest rate was low in 2008 due to modest levels of income before tax.  The low effective tax rate in 2008 was primarily due to modest levels of income offset by tax-exempt investment income derived from investing in municipal bonds and bank owned life insurance.  The tax benefit in 2007 is the result of the net loss posted, as well as certain tax-exempt interest income.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $46.9 million and $49.6 million at December 31, 2009 and 2008, respectively. Stockholders’ equity decreased during 2009 from a net loss of $5.6 million and $68,906 from stock option and restricted stock compensation expense.  The decrease was offset by a capital raise through the sale of 18,300 shares of series A convertible non-cumulative preferred stock in the amount of $1.8 million on September 25, 2009.  Affecting the increase in stockholders’ equity during 2008 was a net income of $1.9 million, dividends of $179,104, and the repurchase of common stock of $125,549.  This was somewhat offset by $220,639 for the net exercise of stock options, and $63,434 from stock option compensation expense.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2009 and 2008 are disclosed in Note 15 of the Notes to Consolidated Financial Statements. In 2010 we refined our Capital Contingency Plan and we have established new internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”.  The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 11.5% and our Leverage Ratio should be equal to or greater than 8.0%.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Prior to 2006 no cash or stock dividends were paid. In December 2005, our board of directors formally approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations.  During 2006, we paid dividends at annual rate of $0.16 per share payable in four quarterly installments.  This was increased in 2007 by 10%, which resulted in dividends paid totaling $0.176 per share.  In January 2008, our board of directors voted to pay a dividend of $0.044 per share for the first quarter dividend payment.  In the second quarter of 2008, however, we elected to forego the declaration of dividends on our common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System. As a result of resolutions adopted in 2010, the Company and the Bank need to receive the approval of the Federal Reserve Bank of Chicago prior to declaring an dividends.

Liquidity and Capital Ratios	December 31,
	2009	2008
Loan to deposit ratio	92.78%	95.70%
Loan to funding ratio	83.82%	87.25%
Total risk-based capital	12.45%	12.99%
Tier 1 risk-based capital	10.90%	11.66%
Tier 1 leverage capital	9.05%	9.69%

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

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. As net loans declined by $34.6 million we were able to allow higher costing deposits to run off. Overall deposits declined by $17.9 million compared to a decline in deposits from 2007 to 2008 of $14.5 million.   We mainly generated deposits from in-market sources; however, we expanded our funding base during 2002 to include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities. During 2003 we further expanded our funding base to include brokered deposits. At December 31, 2009, the balance in brokered CDs and FHLB borrowings were $68.7 million and $43.2 million respectively, as compared to $84.6 million and $39.2 million, respectively, at December 31, 2008. We expect the loan portfolio to remain unchanged through 2010. Funding for the loan portfolio will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased) along with borrowings from the Federal Reserve discount window, and had no borrowings at December 31, 2009 and 2008. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $6.5 million at December 31, 2009 and $12.5 million at December 31, 2008. The unused line at the discount window totaled $4.0 million at December 31, 2009 and $5.0 million at December 31, 2008.  We view this type of funding as a secondary and temporary source of funds.

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

The following tables represent our contractual obligations and commitments at December 31, 2009.

Contractual Obligations
at December 31, 2009	Payments Due by Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$35,700	$5,500	$2,000	$-	$43,200
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	794	1,444	1,311	3,589	7,138
Certificates of Deposit	136,878	66,821	6,013	3,550	213,262
Total contractual cash obligations	$173,372	$73,765	$9,324	$24,666	$281,127

Commitments
at December 31, 2009	Amount of Commitment Expirations Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of credit / loan commitments	$93,195	$12,806	$13,561	$7,811	$127,373
Standby letters of credit	2,384	68	23	-	2,475
Total commitments	$95,579	$12,874	$13,584	$7,811	$129,848

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2009 and 2008, the Bank had $27.1 million and $28.0 million, respectively, in loan commitments to directors and executive officers, of which $23.2 million and $20.3 million were funded at the respective period-ends.  All such loan transactions are reviewed and evaluated in the same manner, and under the same lending standards and policies, as every other loan to a non-related person, as all such loans must be approved by the Bank’s Loan and Investment Committee and by our Board of Directors, with the related person neither in attendance nor voting.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director and currently our largest shareholder. The original lease was entered into in 1998 and was amended in 2001, 2004, 2006 and again in 2009 to add additional space. Each transaction was considered and approved by our Audit Committee and by a majority of the members of our Board of Directors (with Mr. Tippmann abstaining), as fair and reasonable to the company.  Our composite rental rate and terms are market competitive. The total amount paid to Tippmann Properties for rent and maintenance was $767,290, $782,804, and $762,850 during 2009, 2008, and 2007, respectively. The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $111,068, $65,829, and $111,449 in legal fees and related expenses to this law firm in 2009, 2008, and 2007, respectively.

In 2008, the Bank engaged Ruffolo Benson, LLC for management consulting services.  Joseph Ruffolo is a principal owner of Ruffolo Benson, LLC and is one of our directors.  The engagement concluded in 2008 and we paid $31,760 that year to Ruffolo Benson, LLC for these services.

Under our Statement of Policy for the Review, Approval, or Ratification of Transactions with Related Persons, our Audit Committee has reviewed and ratified all terms of the lease with Tippmann Properties, Inc., as amended, the professional relationships with Mr. Walters and the law firm of Barrett & McNagny LLP, and with Mr. Ruffalo and the firm of Ruffolo Benson LLC, and have found that the terms are fair and reasonable and in the best interest of our Company and shareholders.

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

All other transactions subject to our policy must be approved in advance by the Audit Committee, unless our Chief Executive Officer or Chief Financial Officer determines that it is impractical to wait until an Audit Committee meeting. In such event, the Chair of the Audit Committee may review and approve the proposed Related Person transaction but shall then promptly report any such approval to the full Audit Committee. All material facts respecting the Related Person transaction must be disclosed to the Audit Committee. In the event that we become aware of a Related Person transaction that has not been approved prior to its consummation, the matter must then still be reviewed by the Audit Committee, which will then review all relevant facts and circumstances, shall evaluate all available options (including ratification, revision or termination of the transaction), and shall take such course of action as it deems appropriate.

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

Financial Condition

During 2009, we continued to moderate the Bank’s loan growth as elected toward the middle of 2007, while continuing to grow the Trust Company and our investment portfolio.  Total assets were $680.2 million at December 31, 2009 compared to $696.6 million at December 31, 2008, a decrease of $16.4 million, or 2.4%. The decrease in assets was mainly attributable to a purposeful decrease in the loan portfolio to allow the Company to focus on improving asset quality and increasing liquidity.  The decrease in loans was followed by a decrease in deposits which was primarily allowing higher cost deposits to runoff.  Asset growth had been substantial during each year since we began operations, but slowed and even declined since 2007 due to management’s decision to focus on improving asset quality, increasing liquidity, and improving profitability while factoring in the uncertain and challenging economic times ahead. Management anticipates that, in the near-term, asset growth will be minimal.  Any growth experienced will be primarily from the marketing of our products, providing banking expertise and trust services, delivering a high level of customer service and developing our branch network.

Earning Assets. The Bank’s net loans experienced a decline of $34.6 million, or 6.3%, during 2009. Total loans were $527.3 million at December 31, 2009 compared to $561.0 million at December 31, 2008. The loan portfolio, which equaled 83.7% and 85.7% of earning assets at December 31, 2009 and 2008, respectively, was primarily comprised of commercial and commercial real estate loans at both dates and were made to business interests generally located within the Bank’s market area. Approximately 47.7% of the loan portfolio at December 31, 2009 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.1% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate categories are represented by owner-occupied and investment real estate at $147.3 million, or 27.9% of total loans, and building, development and general contracting at $61.3 million, or 11.6% of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.  The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. Management believes that loan portfolio will remain stagnant during 2010. The following table presents loans outstanding as of December 31, 2009, 2008, 2007, 2006, and 2005.

Loans Outstanding
	December 31,
($ in thousands)	2009	2008	2007	2006	2005

Commercial	$251,773	$255,027	$252,257	$236,808	$208,868
Commercial real estate	132,355	152,417	170,292	178,611	145,559
Residential real estate	86,680	98,432	102,162	83,601	50,293
Home equity	40,043	34,957	29,508	32,097	30,252
Consumer	16,649	20,330	21,750	19,376	15,390
Total loans	527,500	561,163	575,969	550,493	450,362
Net deferred loan (fees) / costs	(167)	(151)	(225)	(43)	29
Allowance for loan losses	(11,598)	(10,655)	(8,208)	(6,870)	(5,645)

Net loans	$515,735	$550,357	$567,536	$543,580	$444,746

The following table presents the maturity of total loans outstanding as of December 31, 2009, according to scheduled repayments of principal and also based upon repricing opportunities.

Maturities of Loans Outstanding
($ in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$46,686	$118,620	$86,301	$251,607
Commercial real estate	37,253	52,659	42,393	132,305
Residential real estate	13,276	596	72,857	86,729
Home equity	5,882	21,420	12,749	40,051
Consumer	5,651	10,734	256	16,641

Total loans	$108,748	$204,029	$214,556	$527,333

Loan Repricing Opportunities:
Fixed rate	$88,315	$130,168	$57,109	$275,592
Variable rate	251,741	-	-	251,741

Total loans	$340,056	$130,168	$57,109	$527,333

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectability. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watchlist.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2009, there were $82.1 million of potential problem loans outstanding on the watchlist. At December 31, 2008, there were $79.4 million of potential problem loans outstanding on the watchlist.

Nonperforming loans at December 31, 2009 were $15.9 million, of which $13.5 million were loans placed on nonaccrual status, $561,136 of loans still accruing at 90 days or more past due, and $1.9 million of troubled debt restructured loans.  Total impaired loans were $23.5 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $8.9 million.  Nonperforming loans at December 31, 2008 were $17.0 million, of which $15.7 million were loans placed on nonaccrual status, $1.0 million of loans still accruing at 90 days or more past due, and $327,967 of troubled debt restructured loans. Total impaired loans were $23.4 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $6.3 million. Nonperforming loans at December 31, 2007 were $18.6 million, of which $18.0 million were loans placed on nonaccrual status and $639,332 were troubled debt restructured loans. Total impaired loans were $21.2 million, which includes most of the nonperforming loans plus loans deemed impaired with a balance of $3.1 million that are still accruing.

Nonperforming assets were as follows:

	at December 31,
	2009	2008	2007	2006	2005

Loans past due over 90 days still accruing	$561,136	$1,019,857	$-	$354,096	$863,862
Troubled debt restructured loans	1,915,127	327,967	639,332	488,717	365,992
Nonaccrual loans	13,466,165	15,675,334	17,954,861	3,488,417	1,332,472
Total nonperforming loans	15,942,428	17,023,158	18,594,193	4,331,230	2,562,326
Other real estate owned	4,634,089	2,660,310	1,451,573	370,000	244,050
Total nonperforming assets	$20,576,517	$19,683,468	$20,045,766	$4,701,230	$2,806,376

During 2009, the Bank recorded $9.8 million in net charged-off loans compared to $2.0 million of net charge-offs in 2008 and $9.7 million in 2007. The 2009 ratio of net charge-offs to total average loans was 1.78%. Of the loans charged off in 2009, $8.9 million in charge-offs were for three commercial real estate loan relationships and five commercial loan relationships.  There were other smaller charge-offs but none in excess of $500,000, while all others were less than that.  The charge-offs were offset by $530,227 of recoveries from two commercial loan relationships, one of which was related to the charge-offs reported earlier.  The 2008 ratio of net charge-offs to total average loans was 0.35%. Of the loans charged off in 2008, $2.0 million in charge-offs were for two commercial real estate loans and one commercial loan.  There were other smaller charge-offs but none in excess of $500,000, while all others were less than that.  The charge-offs were offset by $942,327 of recoveries from two commercial real estate loans and one commercial loan.

Activity in the allowance for loan losses during 2009, 2008, 2007, 2006, and 2005 was as follows:

	2009	2008	2007	2006	2005

Beginning balance, January 1	10,654,879	8,208,162	6,870,442	$5,645,301	$5,607,992
Provision charged to operating expense	10,735,000	4,399,000	10,996,000	2,195,000	2,392,000
Charge-offs:
Commercial	(6,279,849)	(1,148,617)	(2,471,770)	(905,054)	(2,340,277)
Commercial real estate	(3,814,068)	(1,920,176)	(7,289,044)	(171,492)
Residential real estate	(133,850)	(55,219)	(37,669)	(34,490)	(16,590)
Home equity	(75,823)	(82,536)	(178,522)	(231,991)	(64,281)
Consumer	(18,127)	(289,664)	(146,086)	(8,011)	(61,992)
Total Charge-offs	(10,321,717)	(3,496,212)	(10,123,091)	(1,351,038)	(2,483,140)
Recoveries:
Commercial	449,904	567,420	302,881	93,009	119,016
Commercial real estate	36,015	846,700	-	-	-
Residential real estate	2,231	112,961	36,007	-	-
Home equity	31,965	8,940	122,098	287,486	8,733
Consumer	10,112	7,908	3,825	684	700
Total Recoveries	530,227	1,543,929	464,811	381,179	128,449
Total Net Charge-offs	(9,791,490)	(1,952,283)	(9,658,280)	(969,859)	(2,354,691)

Ending balance, December 31	$11,598,389	$10,654,879	$8,208,162	$6,870,442	$5,645,301

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses

($ in thousands)
Loan Type	Dec 31, 2009 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2008 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2007 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2006 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2005 Alloc.	Loan Type As a % of Total Loans

Commercial	$6,733	58.1%	$4,942	46.4%	$4,175	43.8%	$4,693	43.1%	$4,524	46.4%
Commercial real estate	4,336	37.4%	5,276	49.5%	3,798	29.6%	1,986	32.4%	796	32.3%
Residential real estate	168	1.4%	136	1.3%	21	17.7%	88	15.2%	81	11.2%
Home equity	205	1.8%	110	1.0%	30	5.1%	17	5.8%	183	6.7%
Consumer	104	0.9%	134	1.3%	140	3.8%	82	3.5%	51	3.4%
Unallocated	52	0.4%	57	0.5%	44	n/a	4	n/a	10	n/a

Total allowance for loan losses	$11,598	100.0%	$10,655	100.0%	$8,208	100.0%	$6,870	100.0%	$5,645	100.0%

See Note 3 to the Consolidated Financial Statements for detail of activity in allowance for loan losses

Although, at the time each evaluation is made, we consider the aggregate allowance for loan losses to be adequate to absorb losses that we expect to be incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance, as has occurred in recent years. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $10.3 million of charge-offs and $530,227 of recoveries during 2009. We experienced $3.5 million of charge-offs and $1.5 million of recoveries during 2008 and $10.1 million of charge-offs and $464,811 of recoveries during 2007.

Total Securities Portfolio	December 31,
($ in thousands)	2009 Fair Value	2008 Fair Value	2007 Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$8,287	$8,269	$5,203
Obligations of states and political subdivisions	27,203	21,258	19,664
Mortgage-backed securites (residential)	44,657	44,553	38,028
Mortgage-backed securites (commercial)	5,022	3,481	1,464
Collateralized debt obligations	10	231	869

Total available for sale securities	85,179	77,792	65,228

Held to maturity securities:
Mortgage-backed securites (residential)	4,636	-	-

Total held to maturity securities	$4,636	$-	$-

Total securities	$89,815	$77,792	$65,228

Securities at fair value increased during 2009, and totaled $89.8 million at December 31, 2009 compared to $77.8 million at December 31, 2008 and $65.2 million at December 31, 2007. We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2009, the size of the portfolio increased by approximately 15.5% compared to 2008 to focus on improving liquidity and flexibility.  The portfolio will continue to include some short-term liquid holdings from time to time based on liquidity needs. Since the inception of the Company, all securities have been designated as “available for sale” and “held to maturity” as defined by accounting standards. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. Securities designated as held to maturity are stated at cost.  A net unrealized gain on this portfolio was recorded at December 31, 2009 in the amount of $1.4 million compared to a net unrealized loss on this portfolio in the amount of ($551,986) recorded at December 31, 2008 and a net unrealized gain in the amount of $138,656 at December 2007.  The table above presents the total securities portfolio as of December 31, 2009, 2008 and 2007. During 2009, we sold $9.5 million of available for sale agency and municipal securities and recorded a $264,112 gain from the sales. During 2008, we sold $5.2 million of available for sale agency and municipal securities and recorded a $65,841 gain from the sales. During 2007, we sold $17.1 million of available for sale agency and municipal securities and recorded a $3,213 loss from the sales.

The Company, through the bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV, a pooled trust preferred investment with a book value of $877.4 million at the time of purchase.  This is the Company’s only pooled trust preferred security and is classified as a collateralized debt obligation. At December 31, 2009, the market value of the investment was $10,000 and the book value was $231,342.  The investment was rated Ca by Moody’s and C by Fitch.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of December 31, 2009, the amount of deferrals and defaults was $271.6 million, or 31.0% of the total pool.  Of the total $877.4 million of original collateral, $605.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000

* $25.0 million of defaults at December 31, 2009 were reported as deferrals in  September 30, 2009

The Company uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the December 31, 2009 analysis, our model indicated that the security was other-than-temporarily impaired.  Based on this conclusion at December 31, 2009, the investment had OTTI of approximately 73.0%, or $730,000.

The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At December 31, 2009, the market value of the investment was $468,665 and the book value was $700,174.  The investment was rated Caa1 by Moody’s and CCC by S&P.

This bond is classified as a “super senior” tranche because its cash flow is not subordinated to any other tranche in the deal and is classified as a mortgage-backed security (residential).  We used the Intex database to evaluate and model each individual loan in the underlying collateral of this security.  In 2009, we noticed that the credit quality of the underlying collateral was marginally deteriorating causing us to more aggressively monitor and analyze for other-than-temporary-impairment.  To monitor this investment, management has evaluated loan delinquencies, foreclosures, other real estate owned (OREO) and bankruptcies as shown in the table below prior to making assumptions on the performing loans.

	December 31 2009	September 30 2009	June 30 2009	March 31 2009
Delinquency 60+	20.30%	18.03%	16.76%	14.38%
Delinquency 90+	17.65%	14.82%	13.68%	11.39%
Other Real Estate Owned	1.32%	0.84%	1.51%	0.32%
Foreclosure	11.38%	10.64%	7.77%	6.85%
Bankruptcy	3.36%	2.60%	0.31%	0.31%

We utilized Intex data to determine the default assumptions for all loans that are classified as “past due,” OREO or in foreclosure. A 40% severity rate was assumed on all defaults. This number was derived from the pool, average over the last 12 months. The default rate differs for each State based on the severity of that State’s home price depreciation and the number of days the loan is past due.  Any foreclosure or loan classified as OREO is immediately liquidated at a 40% severity. The current loan category is stratified by FICO scores and the level of asset documentation (full documentation, low documentation, or no documentation). The Loan Performance Database driven by Intex data is mined for historical probabilities of loans meeting these characteristics moving into default. This was done for 2006, 2007, and 2008 periods. The average default rate is then calculated, as well as its standard deviation. Two standard deviations are then added to this mean to derive the current loan CDR assumptions; representing what management feels is a “stressed” scenario. We used the yield at the time of purchase as the discount rate for the cash flow analysis. At the time of purchase the bond was yielding 6%. Therefore, all cash flows in the OTTI analysis were discounted by 6% to get a present value. To determine the fair value, we surveyed two bond desks to see what yield it would take to sell the bond in the open market. Both desks said it would take a yield of 12%-15% to get someone to buy this bond. Management decided to use the conservative figure and discounted the cash flows by 15%. The two bonds desks that were surveyed are Sterne Agee and Performance Trust.

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily impaired requiring us to record a credit impairment of $20,770 as of December 31, 2009.

Short-term Investments and Fed Funds Sold

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decrease of $7.4 million during 2009, were $4.8 million and $12.2 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, these short-term assets were approximately 0.8% and 1.9% of earning assets, respectively.

Source of Funds

Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties) which we developed during 2005 and 2006. We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $568.4 million at December 31, 2009 and $586.2 million at December 31, 2008, a decrease of $17.9 million, or 3.0%.  At December 31, 2007 total deposits were $600.7 million.

Noninterest-bearing deposits totaled $95.0 million at December 31, 2009, a 15.7% increase from $82.1 million at December 31, 2008. At December 31, 2009, noninterest-bearing deposits were approximately 16.7% of total deposits, an increase from the 2008 level of 14.0%. Noninterest-bearing deposits at December 31, 2009 were comprised of $88.1 million in business checking accounts, $1.4 million in public funds and $5.5 million in consumer accounts.

Interest-bearing deposits decreased during 2009 and were $473.4 million at December 31, 2009, a $30.8 million or, 6.1% decrease from $504.1 million at December 31, 2008. Interest-bearing deposits at December 31, 2009 were comprised of approximately 32.1% in money market accounts, 22.8% in interest-bearing checking and savings accounts, and 45.1% in certificates of deposit. The December 31, 2009 percentages reflect a modest change in the deposit mix from 2008, when the percentages were 27.8%, 18.0%, and 54.2%, respectively.

Noninterest-bearing checking, interest-bearing checking, money markets, and savings all increased from 2008 to 2009.  The largest increase was in the interest-bearing checking category, as they increased by $16.3 million, or 22.2%.  The large increase came from our consumer and health-savings accounts.  Noninterest-bearing accounts increased by $12.9 million, or 15.7%, as FDIC insurance coverage continued at the increased levels set in 2008 to an unlimited amount on these types of deposit products and limited to $250,000 on all interest bearing accounts.  Health savings accounts continue to be a high growth, low cost product for us which is reflected by increases in balances of $12.9 million from 2007 to 2008 and $11.2 million from 2008 to 2009.  As of December 31, 2009, we had over 28,000 active health savings accounts.  Money market accounts increased by $11.7 million, or 8.3%, as customer searched for a higher interest product without locking in to a long term product, such as a certificate of deposit.  CDs under $100,000 and CDs over $100,000 decreased by $16.6 million and $27.5 million, respectively.  Several of the CD rates we offered are tied to a key rate, such as prime or the fed funds rate.  When the fed funds rate went down to 0.25%, many customers decided to move their money from this product.

We had no short-term borrowings at December 31, 2009 or December 31, 2008. We did have borrowings in the amount of $16.2 million in FHLB bullet advances and $27.0 million in variable rate advances at December 31, 2009 compared to $39.2 million of bullet advances at December 31, 2008.  As noted above, the increase in FHLB borrowings during 2009 was a result of the drop in deposits due to interest rate decreases.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2009 and 2008. We currently have two statutory trust subsidiaries.  TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 5, 2010 and each year thereafter at our option.  At December 4, 2010, the interest rate on TCT2 will move to a floating rate of three month LIBOR plus 134 basis points, unless we choose to redeem it at that point.  The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 29, 2011 and each year thereafter at our option.  At December 29, 2011, the interest rate on TCT3 will move to a floating rate of three month LIBOR plus 169 basis points, unless we choose to redeem it at that point.

In January 2008, at the request of our regulators, our board of directors adopted a resolution requiring that we seek written approval from the Federal Reserve Bank of Chicago prior to incurring any additional parent company debt, including the addition of Trust Preferred Securities and advances on any existing lines of credit.  In January 2010, the board of directors adopted a resolution that supersedes the one from January 2008 that states the Company will refrain from making interest payments of interest on existing Trust Preferred Securities without first obtaining written approval from the Federal Reserve Bank.  Per the debenture agreements, we have the ability to defer payment of the interest for twenty consecutive quarters.  On February 12, 2010, we sent written notice to the Trustees of the Trust Preferred Securities stating that we elected to defer payment of the interest for the first quarter of 2010.

In May 2007, our board of directors authorized the repurchase of up to 65,000 shares of outstanding common stock.  By December 31, 2008, all 65,000 approved shares were repurchased at an average price of $13.61.  The board also adopted a resolution requiring that we seek approval from the Federal Reserve Bank of Chicago prior to repurchasing any further shares in an amount exceeding $50,000, other than those shares covered by the May 2007 repurchase plan.  This resolution was also at the request of our regulators.

Stockholders’ equity was $46.9 million at December 31, 2009 and $49.6 million at December 31, 2008.  The decrease of $2.7 million was mainly attributable to a net loss of $5.6 million posted in 2009.  This was partially offset by proceeds from the issuance of 18,300 shares of series A convertible non-cumulative preferred stock for $1.8 million.  Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  The series A convertible non-cumulative preferred stock has no expiration date; however, Tower Financial Corporation has the right to call the shares on or after September 25, 2012 until September 24, 2013 at 110% of par, after September 25, 2013 until September 24, 2014 at 105% of par, and at par after September 25, 2014.  The series A convertible non-cumulative preferred stock pays quarterly dividends at a rate of Prime plus 2% with a ceiling of 9.25% upon approval by the Board of Directors.  Other items affecting stockholders’ equity was a $1.1 million increase in net unrealized appreciation on securities available for sale and derivative instruments, net of tax and stock compensation expense of $68,906. At December 31, 2009, we had a balance of $5.3 million in retained earnings while at December 31, 2008 the balance was $10.9 million, a decrease of $5.6 million from 2008 due to the net loss posted in 2009. See “Results of Operations.”

Additional Measures taken by our Board of Directors and Management to Preserve Capital and Mitigate Capital Risk

During the first quarter of 2010, the Boards of the Company and the Bank, as well as our management teams, adopted various measures that we believe will allow us to continue to preserve capital and mitigate further capital risk in light of our 2009 net loss and our level of non-performing assets, which continues to be elevated compared to historical levels.  We have adopted many of these measures in conjunction with extensive discussion with our banking regulators.

 These measures include:

*           We have reviewed and revised our loan policies with regard to how we establish interest rate reserves; we have modified the appropriate time frame for new appraisals for collateral dependent loans; and we have enhanced our internal loan grading system to help ensure timely adjustment of loan risk ratings.

*           We have developed enhanced processes for the renewal of credit to any borrower who has a loan or other extension of credit on our internal “watch list”.  Our enhanced processes include increased use of expanded cash flow analysis for the entire borrowing relationship, as well as an increased number of loans that require approval by the full Bank Board and/or a committee of the Board.

*           We have expanded the level of detail for all asset improvement plans and we have increased the regularity of reporting such plans to the Board in order to improve our ability to reduce both non-performing loans and reduce the number of foreclosed assets on our balance sheet.

*           As part of our efforts to ensure complete understanding by the Board and the continued adherence to regulatory guidelines regarding our process for determining our Allowance for Loan and Lease Losses (ALLL), we have further enhanced our level of Board review, education, and approval of our ongoing methodology.

*           We have further refined our Capital Contingency Plan and we have established new internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”.  The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 11.5% and our Leverage Ratio should be equal to or greater than 8.0%.  As of December 31, 2009, the Company’s Total Risk-Based Capital Ratio and Leverage Capital ratio were 12.45% and 9.05%, respectively.  (See Note 15 to the Financial Statements for further discussion of our ratios).

*           We have further refined and outlined the Company’s Liquidity Policy and Liquidity Funding Plan, and, given the uncertainty in the marketplace and exposure to increasing interest rates in the future,  we have enhanced the monitoring, analysis, and reporting of our cash flow and interest rate forecast.

*           The Company will not pay dividends on our common stock, the series A convertible non-cumulative preferred stock or other capital stock, or make any payments of interest on our Trust Preferred Debt without written approval from the Federal Reserve Bank of Chicago.  As of the date of this Form 10-K, we are not planning to pay dividends on our common stock or our series A convertible non-cumulative preferred stock in the near future and we have elected to defer payment of interest on the Trust Preferred Debt for the first quarter of 2010.  Furthermore, the Company will not incur additional indebtedness without the prior approval of the Federal Reserve Bank of Chicago.

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

The following table describes our position as of December 31, 2009:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$4,803	$-	$-	$-	$4,803
Securities held to maturity	221	686	2,275	1,314	4,496
Securities available for sale	5,287	12,689	40,602	26,601	85,179
FHLBI and FRB stock	-	-	-	4,251	4,251
Loans held for sale	3,823	-	-	19	3,842
Fixed rate loans	28,635	59,680	130,168	57,109	275,592
Variable rate loans	67,655	82,659	97,384	4,043	251,741
Allowance for loan losses	-	-	-	-	(11,598)
Other assets	-	-	-	-	61,853
Total assets	$110,424	$155,714	$270,429	$93,337	$680,159
Liabilities
Interest-bearing checking	$89,735	$-	$-	$-	$89,735
Savings accounts	18,264	-	-	-	18,264
Money market accounts	152,092	-	-	-	152,092
Time deposits < $100,000	19,686	35,560	21,953	4	77,203
Time deposits $100,000 and over	45,456	36,176	50,882	3,546	136,060
Short-term borrowings	-	-	-	-	-
FHLB advances	2,000	6,700	7,500	27,000	43,200
Junior subordinated debt	-	-	-	17,527	17,527
Noninterest-bearing checking	8,159	20,480	50,233	16,155	95,027
Other liabilities	-	-	-	-	4,115
Total liabilities	335,392	98,916	130,568	64,232	633,223
Stockholders' Equity	-	-	-	-	46,936
Total sources of funds	$335,392	$98,916	$130,568	$64,232	$680,159
Net asset (liability) GAP	$(224,968)	$56,798	$139,861	$29,105
Cumulative GAP	$(224,968)	$(168,170)	$(28,309)	$796
Percent of cumulative GAP to total assets	-33.1%	-24.7%	-4.2%	0.1%

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2009. It does not provide when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

($ in thousands)								Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/2009
Rate sensitive assets:
Fixed interest rate loans	$88,315	$48,989	$38,902	$26,116	$16,161	$57,109	$275,592	$278,214
Average interest rate	5.82%	6.09%	6.23%	6.28%	6.31%	5.86%	6.01%
Variable interest rate loans	150,315	50,755	24,574	12,374	9,680	4,043	251,741	251,741
Average interest rate	4.35%	3.91%	3.74%	3.96%	4.48%	5.44%	4.21%
Fixed interest rate securities	18,882	15,074	11,493	9,297	7,014	26,324	88,084	88,224
Average interest rate	4.94%	4.59%	4.42%	4.65%	4.78%	4.42%	4.61%
Variable interest rate securities	-	-	-	-	-	1,591	1,591	1,591
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.03%	5.03%
Other interest bearing assets	4,803	-	-	-	-	-	4,803	4,803
Average interest rate	0.17%	0.00%	0.00%	0.00%	0.00%	0.00%	0.17%

Rate sensitive liabilities:
Interest bearing checking	11,944	10,351	8,970	7,774	6,738	43,958	89,735	89,735
Average interest rate	0.39%	0.39%	0.39%	0.39%	0.39%	0.39%	0.39%
Savings accounts	3,139	2,596	2,151	1,781	1,476	7,121	18,264	18,264
Average interest rate	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%	0.41%
Money market accounts	38,646	28,822	21,496	16,033	11,959	35,136	152,092	152,092
Average interest rate	0.87%	0.87%	0.87%	0.87%	0.87%	0.88%	0.87%
Time deposits	136,878	44,334	22,488	5,576	437	3,550	213,263	216,283
Average interest rate	2.60%	2.99%	3.41%	2.77%	2.83%	3.86%	2.79%
Fixed interest rate borrowings	8,700	3,500	2,000	2,000	-	17,527	33,727	33,726
Average interest rate	3.35%	3.37%	3.55%	3.81%	0.00%	6.40%	4.98%
Variable interest rate borrowings	27,000	-	-	-	-	-	27,000	27,000
Average interest rate	0.47%	-	-	-	-	-	0.47%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$19,861,434	$19,418,905
Short-term investments and interest-earning deposits	1,259,197	9,525,414
Federal funds sold	3,543,678	2,632,054
Total cash and cash equivalents	24,664,309	31,576,373

Securities held to maturity, at cost (fair value of $4,635,616 in 2009)	4,495,977	-
Securities available for sale, at fair value	85,179,160	77,792,255
FHLB and FRB stock	4,250,800	4,032,446
Loans held for sale	3,842,089	151,614

Loans	527,333,461	561,011,675
Allowance for loan losses	(11,598,389)	(10,654,879)
Net loans	515,735,072	550,356,796
	-	-
Premises and equipment, net	8,011,574	8,010,596
Accrued interest receivable	2,439,859	2,615,260
Bank owned life insurance	13,046,573	12,589,699
Other Real Estate Owned	4,634,089	2,660,310
Prepaid FDIC Insurance	4,777,797	-
Other assets	9,081,759	6,798,774

Total assets	$680,159,058	$696,584,123

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$95,027,233	$82,107,483
Interest-bearing	473,353,118	504,129,631
Total deposits	568,380,351	586,237,114
	-	-
Federal Home Loan Bank (FHLB) advances	43,200,000	39,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	480,885	658,956
Other liabilities	3,634,713	3,342,913
Total liabilities	633,222,949	646,965,983

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 18,300 shares issued and outstanding at December 31, 2009	1,788,000	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,155,432 and 4,149,432 issued; and 4,090,432 and 4,084,432 shares outstanding at December 31, 2009 and December 31, 2008, respectively	39,835,648	39,766,742
Treasury stock, at cost, 65,000 shares at December 31, 2009 and December 31, 2008	(884,376)	(884,376)
Retained earnings	5,286,808	10,895,724
Accumulated other comprehensive income (loss), net of tax of $468,803 in 2009 and ($82,399) in 2008	910,029	(159,950)
Total stockholders' equity	46,936,109	49,618,140

Total liabilities and stockholders' equity	$680,159,058	$696,584,123

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income:
Loans, including fees	$28,035,871	$33,808,068	$43,006,181
Securities - taxable	3,066,247	2,728,861	2,641,155
Securities - tax exempt	951,942	883,645	791,584
Other interest income	13,363	337,828	463,231
Total interest income	32,067,423	37,758,402	46,902,151
Interest expense:
Deposits	10,315,149	14,489,483	22,793,951
Short-term borrowings	1,656	4,208	672
FHLB advances	801,803	1,161,902	1,434,885
Junior subordinated debt	1,128,017	1,129,440	1,126,326
Total interest expense	12,246,625	16,785,033	25,355,834
Net interest income	19,820,798	20,973,369	21,546,317
Provision for loan losses	10,735,000	4,399,000	10,996,000
Net interest income after provision for loan losses	9,085,798	16,574,369	10,550,317
Noninterest income:
Trust and brokerage fees	3,373,635	3,519,425	3,292,502
Service charges	1,121,446	1,204,019	977,300
Loan broker fees	725,699	258,934	257,727
Net gain/(loss) on sale of securities	264,112	65,841	(3,213)
Other-than-temporary loss:
Total impairment loss	(274,503)	-	-
Loss recognized in other comprehensive income	476,267	-	-
Net impairment loss recognized in earnings	(750,770)	-	-
Other fees	1,353,710	1,254,626	1,280,428
Total noninterest income	6,087,832	6,302,845	5,804,744
Noninterest expense:
Salaries and benefits	10,947,014	11,460,652	11,814,263
Occupancy and equipment	2,905,929	2,974,697	2,732,859
Marketing	451,862	651,423	442,563
Data processing	1,172,625	1,050,275	786,821
Loan and professional costs	1,649,511	1,312,956	1,243,203
Office supplies and postage	348,230	402,485	446,832
Courier services	236,928	297,106	387,809
Business development	456,483	639,707	715,736
Communications Expense	181,393	351,137	267,661
FDIC Insurance Premiums	1,681,862	697,063	484,815
Expenses and valuation adjustments of real estate owned, net	1,724,626	(82,945)	162,072
Other expense	1,241,141	1,233,545	1,246,137
Total noninterest expense	22,997,604	20,988,101	20,730,771
Income/(loss) before income taxes	(7,823,974)	1,889,113	(4,375,710)
Income tax expense/(benefit)	(2,216,637)	23,004	(1,777,628)
Net income/(loss)	$(5,607,337)	$1,866,109	$(2,598,082)
Less: Preferred Stock Dividends	1,579	-	-
Net income/(loss) available to common shareholders	$(5,608,916)	$1,866,109	$(2,598,082)

Basic earnings per common share	$(1.37)	$0.46	$(0.64)
Diluted earnings per common share	$(1.37)	$0.46	$(0.64)
Average common shares outstanding	4,090,416	4,070,311	4,068,699
Average common shares and dilutive potential common shares outstanding	4,090,416	4,074,053	4,068,699
Common Dividends declared	$-	$0.044	$0.176

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2009, 2008 and 2007

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, Janaury 1, 2007	$-	$38,536,406	$12,523,750	$(102,317)	$-	$50,957,839

Net loss for 2007			(2,598,082)			(2,598,082)

Other Comprehensive Income (See Note 19)				377,310		377,310
Total Comprehensive Income						(2,220,772)

Cash dividends paid ($0.176 per share)			(716,949)			(716,949)

Stock compensation expense		74,880				74,880

Issuance of 71,923 shares of common stock for stock options exercised, and related tax benefit		871,383				871,383

Repurchase of 53,036 shares of common stock					(758,827)	(758,827)

Balance, December 31, 2007	$-	$39,482,669	$9,208,719	$274,993	$(758,827)	$48,207,554

Net income for 2008			1,866,109			1,866,109

Other Comprehensive Income (See Note 19)				(434,943)		(434,943)
Total Comprehensive Income/(Loss)						1,431,166

Cash dividends paid ($0.044 per share)			(179,104)			(179,104)

Stock compensation expense		63,434				63,434

Issuance of 22,127 shares of common stock for stock options exercised, and related tax benefit		220,639				220,639

Issuance of 13,500 shares of restricted stock		-				-

Repurchase of 11,964 shares of common stock					(125,549)	(125,549)

Balance, December 31, 2008	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net loss for 2009			(5,607,337)			(5,607,337)

Other Comprehensive Income (See Note 19)				1,069,979		1,069,979
Total Comprehensive Income/(Loss)						(4,537,358)

Stock compensation expense		68,906				68,906

Issuance of 18,300 shares of Series A
Convertible Preferred Stock (Net)	1,788,000					1,788,000

Issuance of 6,000 shares of restricted stock		-				-

Preferred stock dividends			(1,579)			(1,579)

Balance, December 31, 2009	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income/(loss)	$(5,607,337)	$1,866,109	$(2,598,082)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	1,287,785	1,350,732	1,032,365
Provision for loan losses	10,735,000	4,399,000	10,996,000
Stock compensation expense	68,906	63,434	74,880
Earnings on life insurance	(456,874)	(431,182)	(406,998)
(Gain)Loss on sale of available for sale (AFS) securities	(264,112)	(65,841)	3,213
(Gain)Loss on sale of premises and equipment	2,605	(36,697)	17,468
Loans originated for sale	(35,134,953)	(9,789,251)	(2,489,130)
Impairment on available for sale securities	750,770	-	-
Gain on settlement of interest rate floor	(364,766)	(413,133)	-
(Gain)Loss on Sale of Other Real Estate Owned	287,622	(221,580)	27,268
Write-downs of Other Real Estate Owned	1,131,067	83,000	59,000
Proceeds from the sale of loan held for sale	31,444,478	9,637,637	2,288,773
Tax benefit from exercise of stock options	-	-	(112,264)
Change in accrued interest receivable	175,401	631,195	373,913
Change in other assets	(7,603,432)	541,421	(2,090,268)
Change in accrued interest payable	(178,071)	(1,063,016)	4,978
Change in other liabilities	291,800	95,768	264,470
Net cash from operating activities	(3,434,111)	6,647,596	7,445,586
Cash flows from investing activities:
Net change in loans	19,323,776	10,229,588	(41,148,759)
Purchase of loans	-	-	(3,869,618)
Proceeds from sales of loans	-	3,189,545	5,673,156
Purchase of securities AFS	(32,296,763)	(30,182,197)	(22,470,139)
Purchase of securities HTM	(4,899,228)	-	-
Purchase of FHLB and FRB stock	(218,354)	(442,746)	(511,300)
Proceeds from settlement of interest rate floor	-	833,750	-
Purchase of life insurance	-	(900,000)	-
Proceeds from maturities of securities AFS	16,745,343	11,661,108	9,934,172
Proceeds from maturities of securities HTM	403,251	-	-
Proceeds from sale of securities AFS	9,483,978	5,187,454	17,127,315
Purchase of premises, equipment, and leasehold expenditures	(1,111,542)	(564,993)	(4,731,006)
Proceeds on Sale of Other Real Estate Owned	1,161,928	1,563,504	295,018
Proceeds from sale of premises and equipment	-	946,978	6,224
Net cash used in investing activities	8,592,389	1,521,991	(39,694,937)
Cash flows from financing activities:
Net change in deposits	(17,856,763)	(14,452,357)	13,919,167
Gross proceeds from issuance of common stock from exercise of stock options	-	220,639	759,119
Proceeds from issuance of preferred stock	1,788,000	-	-
Tax benefits from exercise of stock options	-	-	112,264
Cash dividends paid on preferred stock	(1,579)	-	-
Cash dividends paid on common stock	-	(179,104)	(716,949)
Proceeds from FHLB advances	50,400,000	93,950,000	141,343,000
Repayment of FHLB advances	(46,400,000)	(89,850,000)	(117,443,000)
Repurchase of common stock	-	(125,549)	(758,827)
Net cash from financing activities	(12,070,342)	(10,436,371)	37,214,774
Net change in cash and cash equivalents	(6,912,064)	(2,266,784)	4,965,423
Cash and cash equivalents, beginning of period	$31,576,373	$33,830,389	$28,864,966
Cash and cash equivalents, end of period	$24,664,309	$31,563,605	$33,830,389
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,424,696	$17,848,049	$25,350,856
Income taxes	1,265,000	570,000	540,000
Non-cash Items:
Transfer of loans to loans held for sale	-	-	8,862,701
Transfer of loans to Other Real Estate Owned	4,562,948	2,550,661	1,403,859

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank" or “Tower Bank”), commenced operations on February 19, 1999. The Bank has a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owns a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  The Bank contributed mortgage-backed real estate loans to the REIT upon formation.  The Bank has a direct wholly owned trust company subsidiary, Tower Trust Company (the “Trust Company”), that is an Indiana Corporation formed on January 1, 2006 and was previously owned by the bank holding company until December 1, 2009.  The Trust provides wealth management services and was a wholly-owned subsidiary of the Company until December 1, 2009 when it was sold to the Bank.  The reason for the Bank purchasing the Trust Company from the Holding Company was two-fold.  First, we changed our strategic plan which enabled us to turn the Trust Company’s focus to be within the Bank’s service area as new opportunities in the local market have presented themselves over the last year.  Second, the sale injected approximately $2.9 million of additional capital into the Bank in response to the market’s industry-wide demand for increasing capital.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.  During 2006, we filed an application with the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation to form Tower Bank of Central Indiana (“TBCI”) in Indianapolis.  The application was accepted by both parties, but during 2007 we elected to discontinue our TBCI project and have also closed our loan production office in Indianapolis.

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 20). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2009, commercial and commercial real estate loans totaled approximately 72.8% of total loans, residential real estate loans totaled approximately 16.4% and home equity and consumer loans totaled approximately 10.8%. Categories by industry of commercial and commercial real estate loans at December 31, 2009 exceeding 30% of quarter-end stockholders’ equity are as follows: building, development and general contracting - $71.0 million, or 13.5%, of total loans; wholesale and retail trade - $63.4 million, or 12.0%, of total loans; real estate (including owner-occupied and investment) - $62.1 million, or 11.8%, of total loans; health care and social assistance - $45.9 million, or 8.7%, of total loans; manufacturing - $38.1 million, or 7.2%, of total loans; and accommodation and food services - $21.8 million, or 4.1%, of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Tower Financial Corporation, Tower Bank, and Tower Trust (which effective December 1, 2009 became a subsidiary of Tower Bank).

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Allen County, Indiana.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Allen County area.  Approximately 47.7% of the loan portfolio at December 31, 2009 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.1% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $147.3 million, or 27.9%, of total loans, and building, development and general contracting at $61.3 million, or 11.6%, of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) in stockholders’ equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary. Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell or more likely than not will be required to sell before its anticipated recovery.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or fair value, on an aggregate basis.  Loans held for sale are sold with servicing released.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.   Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation reduction is recorded through expense. Costs after acquisition are expensed.  Foreclosed assets totaled $4.6 million and $2.7 million, at December 31, 2009 and 2008.

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

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain officers.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.   Bank owned life insurance totaled $13.0 million and $12.6 million, at December 31, 2009 and 2008.

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

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  We adopted guidance issued by FASB with respect to uncertainty of income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  If required, we would recognize interest and/or penalties related to income tax matters in income tax expense.  The adoption had no affect on the Company’s financial statements.

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2005.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

Derivatives: Accounting guidance requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value.  The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

In March of 2008, we settled the interest rate floor agreement with our counterparty.  The unrealized gain at the time of settlement remained in accumulated other comprehensive income, net of tax, as our hedged risk exposure to changes in cash flows from the designated prime-rate based loans with a spread of zero payment remained.  The unaccreted gain was reclassified out of accumulated other comprehensive income into earnings using the straight line method over the term of the original floor agreement, which expired on August 1, 2009.

Prior to March of 2008, the Bank’s interest rate floor was measured at fair value and reported as an asset on the consolidated balance sheet in accordance with accounting standards.  The portion of the change in fair value of the interest rate floor that was deemed effective in hedging the cash flows of the designated assets was recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cash flows occur in the future.  Any ineffectiveness resulting from the interest rate floor would have been recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our shareholders.  While both Tower Financial and Tower Bank currently have adequate capital to qualify as ‘well-capitalized,’ the board of directors passed a resolution in January of 2008, at the request of our regulators, requiring written approval be received from the Federal Reserve Bank of Chicago before declaring or paying any corporate dividends.  The resolution was passed in recognition of the losses recorded in 2007 by Tower Bank, which reduced the overall capital levels of Tower Financial.  We obtained permission in January of 2008 from the Federal Reserve Bank and we declared and paid a quarterly dividend of $0.044 in the first quarter of 2008.  In the second quarter of 2008, we elected to forego the declaration of dividends on our common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  In September of 2009, we sold 18,300 shares of series A convertible non-cumulative preferred stock in the amount of $1.8 million.  The preferred stock pays quarterly dividends upon board approval at a rate of 5.25%.  Preferred stock dividends of $1,579 were paid in 2009 and no common stock dividends were paid in 2009.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $884,000 and $572,000 was sufficient to meet the regulatory reserve and clearing requirements at December 31, 2009 and 2008, respectively. These balances do not earn interest.

Adoption of New Accounting Standards:

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The guidance is effective for fiscal years beginning on or after December 15, 2008.  The impact of adoption was not material.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.   The impact of adoption was not material.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact of adoption was not material.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued.   Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events).  Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading.  This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The impact of adoption was not material.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with  the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which  addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance.  The impact of adoption was not material.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.    This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to early-adopt this guidance as of January 1, 2009.  The impact of adoption was not material.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices should be applied to determine the appropriate fair value.  The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009.   The impact of adoption was not material.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The impact of adoption was not material.

Newly Issued Not yet Effective Standards:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The effect of adopting this new guidance is not expected to be material.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to be material.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds.  This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV.  This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued.  The Company did not early adopt this guidance.  The effect of adopting this new guidance is not expected to be material.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Securities

The fair value of securities at December 31, 2009 and 2008 were as follows:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$8,241,408	$114,962	$(68,987)	$8,287,383
Obligations of states and political subdivisions	26,707,619	644,961	(150,035)	27,202,545
Mortgage-backed securities (residential)	43,664,429	1,288,946	(296,377)	44,656,998
Mortgage-backed securities (commercial)	4,955,530	71,629	(4,925)	5,022,234
Collateralized debt obligations	231,342	-	(221,342)	10,000
Total available for sale securities	$83,800,328	$2,120,498	$(741,666)	$85,179,160

Held to maturity securities:
Mortgage-backed securities (residential)	4,495,977	139,639	-	4,635,616
Total held to maturity securities	4,495,977	139,639	-	4,635,616

Total Securities	$88,296,305	$2,260,137	$(741,666)	$89,814,776

	2008
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government agency debt obligations	$8,269,132	$230,747	$-
Obligations of states and political subdivisions	21,257,630	87,023	(737,771)
Mortgage-backed securities (residential)	44,552,492	920,555	(306,065)
Mortgage-backed securities (commercial)	3,482,101	22,803	(51,888)
Collateralized debt obligations	230,900	-	(717,390)

Total Securities	$77,792,255	$1,261,128	$(1,813,114)

The fair values of debt securities available for sale at December 31, 2009, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2009
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities:
Agencies:
Due after one to five years	3.53%	$4,786,251	$4,840,794
Due after five to ten years	3.44%	2,393,069	2,416,589
Due after ten years	2.55%	1,062,088	1,030,000
Total Agencies	3.38%	$8,241,408	$8,287,383

Mortgage-backed securities:
Mortgage-backed securities	4.09%	$48,619,959	$49,679,232

Obligations of state and political subdivisions:
Due in one year or less	3.40%	$190,000	$191,449
Due after one to five years	3.65%	1,935,646	1,982,218
Due after five to ten years	4.23%	7,804,309	7,984,641
Due after ten years	4.27%	16,777,664	17,044,237
Total Obligations of state and political subdivisions	4.21%	$26,707,619	$27,202,545

Collateralized debt obligations
Due after ten years	1.10%	$231,342	$10,000

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities	4.89%	4,495,977	4,635,616

	12/31/2008
	Weighted Average Yield	Fair Value
Available for sale securities:
Agencies:
Due after one to five years	4.45%	$5,739,408
Due after five to ten years	0.00%	-
Due after ten years	4.10%	2,529,724
Total Agencies	4.35%	$8,269,132

Mortgage-backed securities:
Mortgage-backed securities	4.66%	$48,034,593

Obligations of state and political subdivisions:
Due in one year or less	4.30%	$110,790
Due after one to five years	5.07%	806,104
Due after five to ten years	5.87%	5,180,237
Due after ten years	6.15%	15,160,499
Total Obligations of state and political subdivisions	6.03%	$21,257,630

Collaterized debt obligations
Due after ten years	3.11%	$230,900

Proceeds from securities sold classified as available for sale totaled $9.5 million, $5.2 million and $17.1 million in 2009, 2008 and 2007, respectively. Securities available for sale in 2007 totaled $17.1 million.  Gross gains and losses realized were $264,112 and $0, with an approximate tax expense and benefit of $89,798 and $0, respectively, in 2009.  Gross gains and losses realized were $65,905 and $(64), with an approximate tax expense and benefit of $22,408 and $(22) in 2008 and $24,550 and $(25,700) in 2007.

Securities with a fair value of $2.4 million and $19.7 million were pledged to secure borrowings from the FHLB at December 31, 2009 and 2008, respectively.  During 2009 securities with a fair value of $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window, $3.8 million were pledged at the First Tennessee Bank to secure a federal funds line of credit, and $5.6 million were pledged at Wells Fargo to secure a federal funds line of credit.  At December 31, 2009, there were no holdings of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2009 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$2,656,626	$(68,987)	$-	$-	$2,656,626	$(68,987)
Obligations of states and political subdivisions	2,450,819	(25,413)	2,899,366	(124,622)	5,350,185	(150,035)
Mortgage-backed securities (residential)	7,225,027	(64,868)	468,665	(231,509)	7,693,692	(296,377)
Mortgage-backed securities (commercial)	1,497,108	(4,925)	-	-	1,497,108	(4,925)
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total available for sale securities	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Held to maturity securities:
Mortgage-backed securities (residential)	-	-	-	-	-	-
Total held to maturity securities	$-	$-	$-	$-	$-	$-

Total temporarily impaired	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Securities with unrealized losses at year end 2008 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	17,180,355	(649,015)	816,971	(88,756)	17,997,326	(737,771)
Mortgage-backed securities (residential)	3,484,694	(306,065)	-	-	3,484,694	(306,065)
Mortgage-backed securities (commercial)	2,006,200	(51,888)	-	-	2,006,200	(51,888)
Collateralized debt obligations	-	-	230,900	(717,390)	230,900	(717,390)

Total temporarily impaired	$22,671,249	$(1,006,968)	$1,047,871	$(806,146)	$23,719,120	$(1,813,114)

Unrealized losses on most mortgage-backed securities and state and municipality bonds have not been recognized into income because most of the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future; however, see discussion on mortgage-backed securities that are not of investment grade in the mortgage-backed securities section.  Of the bonds that are deemed to not be other-than-temporarily-impaired, the fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

When other-than-temporary impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of December 31, 2009, Tower Financial Corporation’s security portfolio consisted of 181 securities, 28 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and collateralized debt obligations, as discussed below:

Mortgage-backed Securities
At December 31, 2009, approximately 90% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

In the second quarter of 2009, we purchased $4.7 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. The bonds are classified as held to maturity as we have no intention of using the securities for liquidity purposes. The four securities purchased all had AAA rating from Standard & Poors. These bonds make up less than 10% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At December 31, 2009, the market value of the investment was $468,665 and the book value was $700,174.  The investment was rated Caa1 by Moody’s and CCC by S&P.

This bond is classified as a “super senior” tranche because its cash flow is not subordinated to any other tranche in the deal and is classified as a mortgage-backed security (residential).  We used the Intex database to evaluate and model each individual loan in the underlying collateral of this security.  In 2009, we noticed that the credit quality of the underlying collateral was marginally deteriorating causing us to more aggressively monitor and analyze for other-than-temporary-impairment.  To monitor this investment, management has evaluated loan delinquencies, foreclosures, other real estate owned (OREO) and bankruptcies as shown in the table below prior to making assumptions on the performing loans.

	December 31 2009	September 30 2009	June 30 2009	March 31 2009
Delinquency 60+	20.30%	18.03%	16.76%	14.38%
Delinquency 90+	17.65%	14.82%	13.68%	11.39%
Other Real Estate Owned	1.32%	0.84%	1.51%	0.32%
Foreclosure	11.38%	10.64%	7.77%	6.85%
Bankruptcy	3.36%	2.60%	0.31%	0.31%

We utilized Intex data to determine the default assumptions for all loans that are classified as “past due,” OREO or in foreclosure. A 40% severity rate was assumed on all defaults. This number was derived from the pool average over the last 12 months. The default rate differs for each State based on the severity of that State’s home price depreciation and the number of days the loan is past due.  Any foreclosure or loan classified as REO is immediately liquidated at a 40% severity. The current loan category is stratified by FICO scores and the level of asset documentation (full documentation, low documentation, or no documentation). The Loan Performance Database driven by Intex data is mined for historical probabilities of loans meeting these characteristics moving into default. This was done for 2006, 2007, and 2008 periods. The average default rate is then calculated, as well as its standard deviation. Two standard deviations are then added to this mean to derive the current loan CDR assumptions; representing what management feels is a “stressed” scenario. We used the yield at the time of purchase as the discount rate for the cash flow analysis. At the time of purchase the bond was yielding 6%. Therefore, all cash flows in the OTTI analysis were discounted by 6% to get a present value. To determine the fair value, we surveyed two bond desks to see what yield it would take to sell the bond in the open market. Both desks said it would take a yield of 12%-15% to get someone to buy this bond. Management decided to use the conservative figure and discounted the cash flows by 15%. The two bond desks that were surveyed are Sterne Agee and Performance Trust.

Based on the analysis performed using the assumptions above, we have determined that the bond this Private Label CMO is other-than-temporarily-impaired requiring us to record a credit impairment of $20,770 as of December 31, 2009.

Trust Preferred Securities
The Company, through the bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV, a pooled $877.4 million book value security at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation. At December 31, 2009, the market value of the investment was $10,000 and the book value was $231,342.  The investment was rated Ca by Moody’s and C by Fitch.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of December 31, 2009, the amount of deferrals and defaults was $271.6 million, or 31.0% of the total pool.  Of the total $877.4 million of original collateral, $605.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000

*$25.0 million of defaults at December 31, 2009 were reported as deferrals in September 30, 2009

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying loans or trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the December 31, 2009 analysis, our model indicated that the security was other-than-temporarily impaired.  Based on this conclusion at December 31, 2009, the investment had OTTI of approximately 73.0%, or $730,000.

Note 3 - Loans and Allowance for Loan Losses

Loans at December 31, 2009 and 2008 were as follows:

	2009		2008
	Balance	%	Balance	%

Commercial	$251,773,047	47.7%	$255,027,227	45.5%
Commercial real estate	132,355,208	25.1%	152,417,413	27.2%
Residential real estate	86,679,947	16.4%	98,431,638	17.5%
Home equity	40,042,804	7.6%	34,957,139	6.2%
Consumer	16,648,679	3.2%	20,329,830	3.6%
Total loans	527,499,685	100.0%	561,163,247	100.0%
Net deferred loan costs (fees)	(166,224)		(151,572)
Allowance for loan losses	(11,598,389)		(10,654,879)

Net loans	$515,735,072		$550,356,796

Activity in the allowance for loan losses during 2009, 2008, and 2007 was as follows:

	2009	2008	2007

Beginning balance, January 1	$10,654,879	$8,208,162	$6,870,442
Provision charged to operating expense	10,735,000	4,399,000	10,996,000
Charge-offs:
Commercial	(6,279,849)	(1,148,617)	(2,471,770)
Commercial real estate	(3,814,068)	(1,920,176)	(7,289,044)
Residential real estate	(133,850)	(55,219)	(37,669)
Home equity	(75,823)	(82,536)	(178,522)
Consumer	(18,127)	(289,664)	(146,086)
Total Charge-offs	(10,321,717)	(3,496,212)	(10,123,091)
Recoveries:
Commercial	449,904	567,420	302,881
Commercial real estate	36,015	846,700	-
Residential real estate	2,231	112,961	36,007
Home equity	31,965	8,940	122,098
Consumer	10,112	7,908	3,825
Total Recoveries	530,227	1,543,929	464,811
Total Net Charge-offs	(9,791,490)	(1,952,283)	(9,658,280)

Ending balance, December 31	$11,598,389	$10,654,879	$8,208,162

Impaired loans were as follows:
	December 31,
	2009	2008	2007

Year-end loans with no allocated allowance for loan losses	$9,776,211	$6,462,113	$11,403,559
Year-end loans with allocated allowance for loan losses	13,674,754	16,898,392	9,827,566
Total impaired loans	$23,450,965	$23,360,505	$21,231,125

Amount of the allowance for loan losses allocated	$3,825,000	$3,101,000	$1,983,000

Average of impaired loans during the year	$25,424,530	$22,414,645	$13,271,813

Interest recognized on impaired loans	$938,621	$244,703	$469,400

Cash-basis interest income recognized	$1,011,278	$244,703	$469,400

Nonperforming assets were as folows:
	December 31,
	2009	2008	2007

Loans past due over 90 days still accruing	$561,136	$1,019,857	$-
Troubled debt loans	1,915,127	327,967	639,332
Nonaccrual loans	13,466,165	15,675,334	17,954,861
Total nonperforming loans	$15,942,428	$17,023,158	$18,594,193
Other real estate owned	4,634,089	2,660,310	1,451,573
Total nonperforming assets	$20,576,517	$19,683,468	$20,045,766

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. There were two troubled debt restructuring loans at December 31, 2009 totaling $1.9 million, two troubled debt restructurings in 2008 for $327,967, and three troubled debt restructurings in 2007 for $639,332 included in impaired loans. There were nine real estate owned properties at December 31, 2009 totaling $4,634,089.  There were nine real estate owned properties at December 31, 2008 totaling $2,660,310 and six real estate owned properties at December 31, 2007 totaling $1,451,573.

The Company has allocated $70,000, $155,000, and $273,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009, 2008, and 2007, respectively.  The Company has committed to lend no additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Note 4 – Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale investments.  Available-for-sale investments largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which include municipal bonds.  Such items are mostly classified in Level 2 of the fair value hierarchy.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Collateralized debt obligations, such as Trust Preferred Securities, which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs; however, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at December 31, 2009 and 2008 using Level 3 inputs.  We also had one mortgage backed security that was classified as a Level 3 input due to the decline in the market activity for this security.

The Company uses information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, to determine a discount rate which is applied to projected cash flows to estimate fair value.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$8,287,383	$-	$-	$8,287,383
Obligations of states and political subdivisions	-	27,202,545	-	27,202,545
Mortgage-backed securities (residential)	44,188,333	-	468,665	44,656,998
Mortgage-backed securities (commercial)	2,932,234	2,090,000	-	5,022,234
Collateralized debt obiligations	-	-	10,000	10,000
Total	$55,407,950	$29,292,545	$478,665	$85,179,160

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$8,269,132	$-	$-	$8,269,132
Obligations of states and political subdivisions	-	21,257,630	-	21,257,630
Mortgage-backed securities (residential)	44,552,492	-	-	44,552,492
Mortgage-backed securities (commercial)	1,475,901	2,006,200	-	3,482,101
Collateralized debt obiligations	-	-	230,900	230,900
Total	$54,297,525	$23,263,830	$230,900	$77,792,255

The following table represents the changes in the Level 3 fair-value category for the period ended December 31, 2009.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs years ended December 31, 2009 and December 31, 2008.

Available-for-sale securities
December 31, 2009

Beginning Balance, January 1	$230,900
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	24,050
Credit loss recognized in earnings	(750,770)
Included in other comprehensive income	476,267
Transfers in (out) of Level 3	498,218
Ending Balance, Decmeber 31	$478,665

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at December 31, 2009 and December 31, 2008.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans			9,849,754	9,849,754
Other real estate owned			1,932,200	1,932,200

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans			15,515,583	15,515,583

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal value of $13.7 million, with a valuation allowance of $3.8 million, resulting in an additional provision for loan losses of $3.7 million for the period ending December 31, 2009.  This compares to a carrying value of $18.6 million and a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $2.6 million for the period ending December 31, 2008.  The increase in the valuation allowance from 2008 to 2009 was primarily due to the depreciation in value of the collateral on three impaired commercial real estate loan relationships and ten commercial loan relationships.

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  The increase in other real estate owned from 2008 to 2009 was primarily due to the foreclosure of two commercial real estate relationships totaling $4.1 million, one of which was offset by a charge-down of $950,000 on a commercial property from a decline in value based on a recent appraisal.

Note 5 - Premises and Equipment, net

In 2009, net premises and equipment remained unchanged primarily due to the purchase of land in the amount of $675,000 for a future building site for our southwest Fort Wayne branch offset by depreciation.  Depreciation expense for 2009, 2008, and 2007 was $1.1 million, $1.2 million, and $1.0 million, respectively.  Information regarding lease commitments is provided in Note 12.

Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Land	$3,098,640	$2,421,940
Buildings	3,154,723	3,154,723
Leashold improvements	1,234,154	1,228,269
Furniture and equipment	6,447,658	6,265,758
Construction in process	318,465	144,317
Subtotal	14,253,640	13,215,007
Accumulated depreciation	(6,242,066)	(5,204,411)
Premises and equipment, net	$8,011,574	$8,010,596

Note 6 - Deposits

Deposits at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$95,027,233	16.7%	$82,107,483	14.0%
Interest-bearing checking	89,734,976	15.8%	73,452,486	12.5%
Money market	152,091,793	26.7%	140,384,566	24.0%
Savings	18,264,036	3.2%	17,049,660	2.9%
Time, under $100,000	77,202,688	13.6%	93,764,792	16.0%
Total core deposits	432,320,726	76.0%	406,758,987	69.4%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	67,389,262	11.9%	94,926,801	16.2%
Out-of-market non-core deposits:
Brokered certificate of deposits	68,670,363	12.1%	84,551,326	14.4%
Total non-core deposits	136,059,625	24.0%	179,478,127	30.6%

Total deposits	$568,380,351	100.0%	$586,237,114	100.0%

The following table shows the maturity distribution for certificates of deposit at December 31,2009.

	under $100,000	$100,000 and over	Total

2010	55,246,161	81,631,710	136,877,871
2011	17,193,731	27,139,955	44,333,686
2012	4,195,776	18,291,768	22,487,544
2013	240,636	5,335,392	5,576,028
2014	322,515	114,800	437,315
Thereafter	3,869	3,546,000	3,549,869

Total	$77,202,688	$136,059,625	$213,262,313

Note 7 - Federal Home Loan Bank Advances

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank ("FHLB") were:

	2009	2008

0.65% variable rate advance, principal due at maturity April 13, 2009	-	2,000,000
5.00% bullet advance, principal due at maturity April 27, 2009	-	4,000,000
0.65% variable rate advance, principal due at maturity May 20, 2009	-	3,000,000
0.65% variable rate advance, principal due at maturity June 29, 2009	-	9,000,000
5.16% bullet advance, principal due at maturity August 18, 2009	-	4,000,000
3.08% bullet advance, principal due at maturity August 27, 2009	-	1,000,000
2.29% bullet advance, principal due at maturity March 22, 2010	2,000,000	2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	1,500,000
0.47% variable rate advance, principal due at maturity May 24, 2010	15,000,000	-
0.47% variable rate advance, principal due at maturity June 16, 2010	12,000,000	-
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	4,000,000
4.23% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

Total Federal Home Loan Bank advances	$43,200,000	$39,200,000

Of the total FHLB borrowings at December 31, 2009 and 2008, no advances had callable options.

At December 31, 2009 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2010	35,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
2014	-
$43,200,000

At December 31, 2009, in addition to FHLB stock, we pledged securities held by the FHLB totaling $2.4 million and have pledged loans totaling approximately $116.2 million under a blanket collateral agreement to secure advances outstanding. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2009 totaling $524,996.

Note 8 - Junior Subordinated Debentures and Trust Preferred Securities

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate will float based on the three-month Libor plus 1.34% beginning December 5, 2010. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning December 5, 2010 and each year thereafter at our option. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

On December 29, 2006, TCT3 sold 9,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.69%. The initial rate was fixed at 6.56% for the first five years, after which the rate will float based on the three-month Libor plus 1.69% beginning December 29, 2011. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $9,279,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT3 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is March 1, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.   The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

In January 2010, the board of directors adopted a resolution that states the Company will refrain from making interest payments on existing Trust Preferred Securities without first obtaining written approval from the Federal Reserve Bank.  On February 12, 2010, we sent written notice to the Trustees of both of the Trust Preferred Securities stating that we elected to defer payment of the interest for the first quarter of 2010.

Note 9 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

	2009	2008	2007

Federal - current	$(1,979,673)	$1,600,391	$(1,030,775)
- deferred	(779,509)	(1,356,087)	(619,971)
State - current	-	-	-
- deferred	(1,264,943)	(527,796)	(777,037)
Change in valuation allowance related to realization of net state deferred tax assets	1,559,288	306,496	650,155
Change in valuation allowance related to realization of security impairments	248,200	-	-

Total income taxes expense	$(2,216,637)	$23,004	$(1,777,628)

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2009	2008	2007

Statutory tax rate	(34.0)%	34.0%	(34.0)%
State tax, net of federal income tax effect	8.2%	(7.7)%	(1.8)%
Tax exempt interest	(3.9)%	(14.4)%	(6.2)%
Earnings on life insurance	(2.0)%	(7.9)%	(3.2)%
Other	3.4%	(2.8)%	4.6%

Effective tax rate	(28.3)%	1.2%	(40.6)%

The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Provision for loan losses	$4,555,992	$4,173,534
State net operating loss and credit carryforward	1,703,271	956,651
Deferred compensation	688,675	488,367
Accrued Director's Fees	313,909	281,227
Net deferred loan costs	65,295	59,371
Depreciation	29,480	-
Other real estate owned	444,297	-
Net unrealized depreciation on securities available for sale	-	187,675
Security impairments	256,360	-
Other	105,418	4,577

Total deferred tax assets	8,162,697	6,151,402

Deferred tax liabilities:
Depreciation	-	(27,031)
Prepaid expenses	(123,949)	(122,491)
Net unrealized appreciation on securities available for sale	(468,803)	-
Net unrealized appreciation on interest rate floor	-	(105,276)
Real estate investment trust	(134,194)	-
Other	(45,897)	-
Total deferred tax liabilities	(772,843)	(254,798)
Net deferred tax asset before asset valuation	7,389,854	5,896,604
Valuation allowance for deferred tax assets	(2,764,139)	(956,651)

Net deferred tax asset	$4,625,715	$4,939,953

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year end 2009 for state, but not for federal purposes.

In 2009, we determined that the state deferred tax asset was more likely than not unrealizable and recorded a valuation allowance against it.  This decision was made primarily due to owning a REIT which has generated a substantial state net operating loss and we think it is more likely than not that we would not be able to realize the benefit of the state net operating loss before it expires.  Based on this conclusion, we created a valuation allowance on the state deferred tax asset in 2009, which amounted to $2.8 million.  A valuation allowance of $956,651 was provided on the state loss and credit carryforward asset as of December 31, 2008.  We have an Indiana net operating loss carryforward of approximately $27.3 million which will start to expire in 2022 if not used.  We also have an Indiana credit carryforward of $260,000 which will begin to expire in 2016.

In evaluating the federal deferred tax asset, we have come to the conclusion that it is more likely than not going to be realized.  While we do have a cumulative net loss position over the last three years (approximately $10.3 million pre-tax loss), we have only had two loss years over the past ten years and those two years just happen to fall into the three year reporting period.  The losses reported in 2007 and 2009 were primarily due to significant loan loss provision recorded due to the asset quality items discussed in Note 3.  These loans were originated pre-2006 when the current, more restrictive policies and procedures were not in place to prevent the booking of several problem loans that would no longer pass the system we have now.  While we do have a net operating loss in 2009, we will be able to carry the entire tax loss created in 2009 to prior years (primarily 2004 - 2006) with no net operating loss to carry forward and also leaving 2008 open to absorb future unexpected losses of approximately $4.7 million (pre-tax).  To be conservative, we have recorded a valuation allowance of $248,200 on a capital loss from an other-than-temporary impairment charge on the trust preferred security held at our investment subsidiary, Tower Capital Investments, Inc, at December 31, 2009.  The primary reason for this valuation allowance is that capital losses can only be offset by capital gains and the carry forward periods are much shorter at only five years compared to those on ordinary losses at 20 years.  Due to the lack of sales activity at the investment subsidiary, it is more likely than not that the capital loss will be unrealizable.  Although we have been conservative in creating a valuation allowance against this loss, there is a possibility that we could realize the loss through proper tax planning in the next couple of years.

The Company and its subsidiaries are subject to U.S. Federal income taxes as well as income tax of the state of Indiana.  The company is not longer subject to examination by taxing authorities before 2005. We had no unrecognized tax positions at December 31, 2009 and December 31, 2008.

Note 10 - Stock Option Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 91,404 remain outstanding as of December 31, 2009.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans was $21,996, $43,746 and $74,880 for 2009, 2008, and 2007, respectively.  No tax benefit was recognized related to this expense.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model using grant date assumptions.  Expected volatilities are based on implied volatilities from historical volatility of our stock and other factors.  We used historical data to estimate option exercise and forfeiture rates within the valuation model for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding; the range given below resulted from certain groups of employees exhibiting different behavior.  The risk-free rates for periods within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.  No options have been granted since 2005.

A summary of the option activity under the Plans as of December 31, 2009 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/09	166,675	$11.88

Granted	-	-

Exercised	-	-

Forfeited or expired	(75,271)	10.15

Outstanding at 12/31/09	91,404	13.31	3.49	-

Vested or expected to vest at 12/31/09	91,404	13.31	3.49	-

Exercisable at 12/31/09	91,404	13.31	3.49	-

The total intrinsic value of options exercised 2009, 2008, and 2007 was $0, $1,298, and $344,685.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of December 31, 2009, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $46,910 and $19,688 for the years ended December 31, 2009 and 2008, respectively.  Future expense related to this award will be $46,910 in 2010, $46,910 in 2011, and $14,062 in 2012.

A summary of the restricted stock activity as of December 31, 2009 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/09	13,500	$10.00

Granted	6,000	6.58

Vested	(4,375)	9.22

Forfeited	-	-

Outstanding at 12/31/09	15,125	8.87

Note 11 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2009 and 2008, the Bank had $27.1 million and $28.0 million, respectively in loan commitments to directors and executive officers, of which $23.2 million and $20.3 million, respectively, were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2009	2008

Beginning balance, January 1	$20,273,155	$21,341,372
New loans	10,677,632	28,039,579
Repayments	(7,120,911)	(29,015,090)
Other Changes	(597,706)	(92,706)

Ending balance, December 31	$23,232,170	$20,273,155

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period, due to changes in related parties.

During 2009, 2008 and 2007, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s February 2007 Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 51,657 square feet of usable office space. The lease was renegotiated in 2009 effective January 1, 2010 to reduce the rent on the fifth floor and portions of the second floor, to vacate the third floor, and to extend the lease term on the first and second floors to December 2018.  The lease term for the fifth floor has not changed and expires in December 2013.  These new terms will cause a reduction of approximately $60,000 a year in rent compared to the rent expenses recorded in 2009.  There is also an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties by the Company and the Bank for rent and maintenance was $767,290, $782,804, and $762,850 during 2009, 2008 and 2007, respectively. The lease is accounted for as an operating lease. Refer to Note 12 for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $111,068, $65,829, and $111,449 in legal fees and related expenses to this law firm in 2009, 2008, and 2007, respectively.

In 2008, the Bank engaged Ruffolo Benson, LLC for management consulting services.  Joseph Ruffolo is a principal owner of Ruffolo Benson, LLC and is one of our directors.  The engagement was completed in 2008 and we paid $31,760 to Ruffolo Benson, LLC for these services in that year.

The relationships with Tippmann Properties, Inc. and Barrett & McNagny LLP were all approved in advance by our Audit Committee and our full board of directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.  Ruffolo Benson, LLC was below the dollar amount stated in the policy mentioned above and was not required to be approved by the full board of directors.

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

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2009 and 2008, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2009 and 2008 was as follows:

	2009	2008

Commitments to extend credit - Variable Rate	$109,013,729	$113,046,441
Commitments to extend credit - Fixed Rate	18,358,776	16,435,391
Standby letters of credit	2,474,642	2,394,728

Total	$129,847,147	$131,876,560

Management does not anticipate any significant losses as a result of these commitments.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2009 are as follows:

Year	Lease Commitments

2010	793,548
2011	733,471
2012	710,741
2013	710,741
2014	600,617
2015 and beyond	3,588,723

$7,137,841

The lease expense paid for operating leases for the facilities leased was $846,165, $847,724, and $980,456 for 2009, 2008 and 2007, respectively.  Included in the 2007 total was the buy-out of our Angola lease of approximately $52,000 and the buy-out of our Indianapolis lease of approximately $28,060.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 13 - Benefit Plans

Bonus Plan: We maintain a bonus plan covering substantially all officers. Payments to be made under the bonus plan, if at all, are determined by our Compensation Committee.  Awards may be based on a formula approved by our Board of Directors, based on our results of operations, may be based on individual performance measures or may be discretionary.  As of December 31, 2009 and 2008, management had accrued a liability for this plan of approximately $95,000 and $355,795, respectively, which is included in other liabilities in the consolidated balance sheets.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Compensation Committee. Our Compensation Committee approved annually an employer contribution for the 2008 and 2007 plan year matching 50% of the first 6% of the compensation contributed. In 2009, the Compensation Committee approved a contribution matching 25% of the first 4% through September 2009 and made no matching contribution in the fourth quarter of 2009. There has been no contribution approved for 2010 at this time.  The total contribution made during 2009, 2008 and 2007 was approximately $32,921, $196,626, and $210,859, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years.  Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred compensation plan in 2009, 2008, and 2007 was approximately $15,718, $17,202, and $26,965, respectively, resulting in a deferred compensation liability of approximately $121,860 and $106,142 as of December 31, 2009 and 2008.

Deferred Directors' Fees Plan: Effective January 1, 2002, the deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, we pay each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service or the expiration of the plan, whichever comes first.  Payments upon termination of service are paid on March 31st of the year following termination. Payments are to be made either in a lump sum or over a four-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2009, 2008, and 2007 was approximately $132,171, $170,261, and $152,997 resulting in a deferred compensation liability of approximately $799,133 and $717,961 as of December 31, 2009 and 2008, respectively.

Supplemental Employment Retirement Plan: Effective January 1, 2002, we adopted a supplemental employee retirement plan that covers one officer. In January 2005 the plan was amended to set the benefit at 65% of the officer’s highest annual salary.  On January 1, 2006, the retirement benefit plan was further amended to set a fixed amount of up to a maximum $185,250 annually, depending on the officer’s age at retirement.  On December 31, 2009, the officer retired, which was eighteen months earlier than originally planned.  Based on the employee’s age at his early retirement, the new annual retirement benefit to be paid until the officer’s death will be $156,750 and is effective January 1, 2010.  As a result of this early retirement, it was necessary to record the present value of the full amount of the obligation as of December 31, 2009. The obligation under the plan was approximately $1.6 million and $1.1 million at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was approximately $490,690 in 2009, $276,864 in 2008, and $235,397 in 2007.

Note 14 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2009 and 2008. Only financial instruments are shown.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$24,664,309	$24,664,309	$31,576,373	$31,576,373
Securities held to maturity	4,495,977	4,635,616	-	-
Securities available for sale	85,179,160	85,179,160	77,792,255	77,792,255
FHLBI and FRB stock	4,250,800	N/A	4,032,446	N/A
Loans held for sale	3,842,089	3,842,089	151,614	151,614
Loans, net	515,735,072	518,357,191	550,356,796	555,695,490
Accrued interest receivable	2,439,859	2,439,859	2,615,260	2,615,260
Financial liabilities:
Deposits	(568,380,351)	(571,401,464)	(586,237,114)	(589,369,429)
FHLB advances	(43,200,000)	(43,578,410)	(39,200,000)	(39,870,750)
Junior subordinated debt	(17,527,000)	(17,147,380)	(17,527,000)	(14,532,211)
Accrued interest payable	(480,885)	(480,885)	(658,956)	(658,956)

Estimated fair value for securities available for sale is consistent with the fair value hierarchy as described in Footnote 4.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

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

In January of 2007, our board of directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%.  This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank.  The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit.  In January of 2010, our board of directors passed a resolution requiring the Bank to maintain a Tier 1 leverage capital ratio of 8.0% and a total risk-based capital ratio of 11.5% each to be measured at the end of each quarter.  Both of these ratios are well above the minimum capital adequacy ratios set by the Federal Reserve Bank to be considered “well-capitalized” at 5.0% and 10.0% for the Tier 1 leverage capital ratio and the total risk-based capital ratio, respectively.  At December 31, 2009 the Bank’s Tier 1 leverage ratio was 9.30% and the total risk-based capital ratio was 12.32%.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2009 and 2008:

2009	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2009
Company	12.45%	10.90%	9.05%
Bank	12.32%	11.06%	9.30%
At December 31, 2009:
Required capital for minimum capital adequacy
Company	$45,055,048	$22,527,524	$27,137,767
Bank	45,204,557	22,602,278	26,874,439
Required capital to be well capitalized
Company	56,318,810	33,791,286	33,922,208
Bank	56,505,696	33,903,418	33,593,048
Actual capital
Company	70,122,209	61,368,106	61,368,106
Bank	69,607,488	62,488,286	62,488,286

2008	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2008
Company	12.99%	11.66%	9.69%
Bank	12.12%	10.87%	9.04%
At December 31, 2008:
Required capital for minimum capital adequacy
Company	$45,543,071	$22,771,536	$27,390,373
Bank	45,433,118	22,716,559	27,299,678
Required capital to be well capitalized
Company	56,928,839	34,157,303	34,237,966
Bank	56,791,398	34,074,839	34,124,598
Actual capital
Company	73,394,395	66,370,786	66,370,786
Bank	68,816,799	61,677,461	61,677,461

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

The interest rate floor was measured at fair value and reported as an asset on the consolidated balance sheet prior to the settlement in March 2008.  The portion of the change in fair value of the interest rate floor that was deemed effective in hedging the cashflows of the designated assets was recorded in accumulated other comprehensive income (loss), net of tax effects, and reclassified into interest income when such cashflows occur in the future.  Any ineffectiveness resulting from the interest rate floor was recorded as a gain or loss in the consolidated statements of operations as a part of non-interest income.

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

Note 17 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2009, 2008 and 2007. Options for 91,393, 156,045, and 19,410 shares of common stock were not included in the computation of diluted earnings per share for the years 2009, 2008 and 2007, respectively, because they were not dilutive.  The Company also has preferred stock which can be converted at the option of the holders into 303,987 shares of common stock. These shares are not included in the computation of diluted earnings per share for 2009 because they were not dilutive. As the Company reported a net loss in 2009 and 2007, stock options, by definition, are anti-dilutive and are not considered.

	2009	2008	2007
Basic
Net income (loss) available to common shareholders	$(5,607,337)	$1,866,109	$(2,598,082)
Weighted average common shares outstanding	4,090,416	4,070,311	4,068,699
Basic earnings (loss) per common share	$(1.37)	$0.46	$(0.64)

Diluted
Net income (loss) available to common shareholders	$(5,607,337)	$1,866,109	$(2,598,082)
Weighted average common shares outstanding	4,090,416	4,070,311	4,068,699
Add: dilutive effect of assumed stock option exercises	-	3,742	-
Weighted average common shares and dilutive potential common shares outstanding	4,090,416	4,074,053	4,068,699
Diluted earnings (loss) per common share	$(1.37)	$0.46	$(0.64)

Note 18 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, 2007:

Condensed Balance Sheets
	2009	2008
Assets
Cash and cash equivalents	$1,499,933	$951,636
Securities held to maturity	16,041	-
Investment in Tower Bank	63,398,315	58,497,263
Investment in Tower Trust1	-	5,808,783
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	988,930	1,412,808

Total assets	$66,430,219	$67,197,490

Liabilities and Stockholders' Equity
Other liabilities	$335,779	$52,350
Supplemental Executive Retirement Plan (SERP)2	1,631,331	-
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	46,936,109	49,618,140

Total liabilities and stockholders' equity	$66,430,219	$67,197,490

1	Tower Trust Company was purchased by the Bank from the Holding Company on December 1, 2009
2	Effective January 1, 2009 the SERP liability for our Chairman of the Board was moved from the Bank to the Holding Company

Condensed Statements of Operations
	2009	2008	2007
Income
Interest Income	$5,033	$-	$-
Investment Income (loss)	(26,452)	(59,042)	(90,592)
Dividends from subsidiaries	800,000	800,000
Gain (Loss) on sale of Trust Company	(127,697)	-	-
Total income	650,884	740,958	(90,592)
Expense
Interest expense	1,128,017	1,129,440	1,126,326
Employment expenses	1,206,747	-	-
Professional fees	245,247	231,210	392,887
Other expense	112,990	404,922	361,629
Total expense	2,693,001	1,765,572	1,880,842
Loss before income taxes benefit and equity in undistributed net income (loss) of subsidiaries	(2,042,117)	(1,024,614)	(1,971,434)
Income tax benefit	(865,623)	(680,382)	(749,415)
Equity (Deficit) in undistributed net income/(loss) of Tower Bank and Tower Trust	(4,558,540)	2,210,341	(1,376,063)
Net income/(loss)	$(5,735,034)	$1,866,109	$(2,598,082)
Less: Preferred stock dividends	(1,579)	-	-
Net income/(loss) available to common shareholders	$(5,736,613)	$1,866,109	$(2,598,082)
Comprehensive income/(loss)	$(4,537,358)	$1,431,166	$(2,220,772)

Condensed Statements of Cash Flows
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(5,735,034)	$1,866,109	$(2,598,082)
Adjustments to reconcile net income to net cash from operating activities:
(Equity) deficit in undistributed income (loss) of subsidiaries	4,558,540	(2,210,341)	1,376,063
Loss on sale of Trust Company	127,697	-	-
Change in other assets	423,878	200,158	(563,998)
Change in other liabilities	1,983,666	63,135	122,458
Net cash used in operating activities	1,358,747	(80,939)	(1,663,559)

Cash flows from investing activities
Capital investment - Tower Bank	(6,582,800)	(3,550,000)	(4,500,000)
Purchase of other investments	(1,536,082)	-	-
Proceeds from maturity of investments	11,841	-	-
Proceeds from sale of Trust Company	5,510,170	-	-
Net cash used in investing activities	(2,596,871)	(3,550,000)	(4,500,000)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	-	220,639	871,383
Purchase of common stock	-	(125,549)	(758,827)
Cash dividends paid on preferred stock	(1,579)	-	-
Cash dividends paid on common stock	-	(179,104)	(716,949)
Proceeds from issuance of preferred stock	1,788,000	-	-
Net cash from (used in) financing activities	1,786,421	(84,014)	(604,393)

Net change in cash and cash equivalents	548,297	(3,714,953)	(6,767,952)

Cash and cash equivalents, beginning of period	951,636	4,666,589	11,434,541

Cash and cash equivalents, end of period	$1,499,933	$951,636	$4,666,589

Note 19 - Other Comprehensive Income (Loss)

	For the years ended December 31
	2009	2008	2007
Net Income (Loss)	$(5,607,337)	$1,866,109	$(2,598,082)
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(274,503)	-	-
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	750,770	-	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	476,267	-	-

Unrealized gains (losses) on interest rate floor	309,637	444,769	252,394
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,409,025	(624,800)	308,445
Reclassification adjustment for (gains) losses realized in income on interest rate floor	(309,637)	(413,133)
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(264,112)	(65,841)	3,213
Net unrealized gains (losses)	1,144,913	(659,005)	564,052
Income tax expense (benefit)	551,201	(224,062)	186,742
Total other comprehensive income (loss)	1,069,979	(434,943)	377,310
Comprehensive Income (Loss)	$(4,537,358)	$1,431,166	$(2,220,772)

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

	As of and for the year ended December 31, 2009
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$20,856,785	$86,997	$(1,122,984)	$-	$19,820,798

Non-interest income	2,723,117	3,391,168	(3,912,690)	3,886,237	6,087,832

Non-interest expense	19,046,617	2,386,004	1,564,983	-	22,997,604

Noncash items
Provision for loan losses	10,735,000	-	-	-	10,735,000
Depreciation/Amortization	1,247,965	39,820	-	-	1,287,785

Income tax expense (benefit)	(1,741,282)	390,268	(865,623)	-	(2,216,637)

Segment Profit/(Loss)	(4,460,433)	701,893	(5,735,034)	3,886,237	(5,607,337)

Balance Sheet Information
Segment Assets	675,779,747	5,744,866	69,280,979	(70,646,534)	680,159,058

	As of and for the year ended December 31, 2008
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$21,993,095	$109,714	$(1,129,440)	$-	$20,973,369

Non-interest income	2,841,775	3,520,111	2,951,299	(3,010,340)	6,302,845

Non-interest expense	17,679,711	2,672,258	636,132	-	20,988,101

Noncash items
Provision for loan losses	4,399,000	-	-	-	4,399,000
Depreciation/Amortization	1,365,389	41,194	-	-	1,406,583

Income tax expense (benefit)	299,919	403,467	(680,382)	-	23,004

Segment Profit/(Loss)	2,456,240	554,100	1,866,109	(3,010,340)	1,866,109

Balance Sheet Information
Segment Assets	692,500,763	5,973,349	70,081,641	(71,971,630)	696,584,123

Note 21 - Quarterly Financial Data (Unaudited)

	Interest Income	Net Interest Income	Net Income/(Loss)	Earnings (Loss) per share
2009				Basic	Diluted
First quarter	$7,914,799	$4,541,427	$410,225	$0.10	$0.10
Second quarter	8,126,544	4,822,017	(4,095,480)	(1.00)	(1.00)
Third quarter	8,028,969	5,076,852	(720,575)	(0.18)	(0.18)
Fourth quarter	7,997,111	5,380,502	(1,201,507)	(0.29)	(0.29)
Total	$32,067,423	$19,820,798	$(5,607,337)

2008
First quarter	$10,278,299	$5,080,375	$711,172	$0.18	$0.17
Second quarter	9,309,361	5,294,630	342,707	0.08	0.08
Third quarter	9,318,841	5,425,547	329,601	0.08	0.08
Fourth quarter	8,851,901	5,172,817	482,629	0.12	0.12
Total	$37,758,402	$20,973,369	$1,866,109

Note: Earnings per share data may not agree to annual amounts due to rounding.

Net income for each of the four quarters in 2009 was lower than the same quarters in 2008 primarily due to an increase in provision expenses in 2009 over 2008.  Interest income decreased in 2009 from 2008 due to a prolonged period of low interest rates that have not changed since December 2008.

Note 22 – Preferred Stock

On September 25, 2009, we sold 18,300 shares of series A convertible non-cumulative preferred stock in the net amount of $1.8 million. Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  The series A convertible preferred stock has no expiration date; however, Tower Financial Corporation has the right to call the shares on or after September 25, 2012 until September 24, 2013 at 110% of par, after September 25, 2013 until September 24, 2014 at 105% of par, and at par after September 25, 2014.  The series A convertible preferred stock qualifies as Tier 1 capital and pays quarterly dividends at a rate of Prime plus 2%, with a ceiling of 9.25%, per annum upon the approval of the Board of Directors.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 30, 2010

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(b) Internal Control Over Financial Reporting

March 30, 2010

Board of Directors
Tower Financial Corporation
116 East Berry Street
Fort Wayne, IN 46802

MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Tower Financial Corporation (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission, specifically Regulation S-K Rule 308T for fiscal periods ending on or before December 31, 2009 that permit the Company to provide only management’s report in this annual report.

/s/ Michael D. Cahill	/s/ Richard R. Sawyer
Michael D. Cahill	Richard R. Sawyer
President and Principal Executive Officer	Vice President and Principal Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.
PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors, nominees for directors and executive officers of the Company is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and our common stock that may be issued under existing equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. The following consolidated financial statements of Registrant are included herein under Item 8 of Part II:

2.	Financial Statement Schedules.

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

TOWER FINANCIAL CORPORATION

	By:	/s/ Michael D. Cahill
Date: March 30, 2010		Michael D. Cahill
President, Chief Executive
Officer and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	March 30, 2010
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	March 30, 2010
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Chairman of the Board & Director	March 30, 2010
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 30, 2010
Kathryn D. Callen

/s/ Scott A. Glaze	Director	March 30, 2010
Scott A. Glaze

/s/ Jerome F. Henry, Jr.	Director	March 30, 2010
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	March 30, 2010
Debra A. Niezer

/s/ William G. Niezer	Director	March 30, 2010
William G. Niezer

/s/ Joseph D. Ruffolo	Director	March 30, 2010
Joseph D. Ruffolo

/s/ Donald F. Schenkel	Director	March 30, 2010
Donald F. Schenkel

/s/ Charles J. Surack	Director	March 30, 2010
Charles J. Surack

s/ Robert N. Taylor	Director	March 30, 2010
Robert N. Taylor

/s/ John V. Tippmann, Sr.	Director	March 30, 2010
John V. Tippmann, Sr.

/s/ Irene A. Walters	Director	March 30, 2010
Irene A. Walters

Exhibit A
INDEX TO EXHIBITS
Exhibit
No.	Description

3.1
Restated Articles of Incorporation of Tower Financial Corporation, incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed November 13, 1998 (Registration No. 333-67235).

3.1(a)
Restated Articles of Amendment, dated September 24, 2009, to the Restated Articles of Incorporation of Tower Financial Corporation, adding new Section 5.6 regarding Series A Convertible Preferred Stock, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed September 28, 2009.

3.2	Amended Bylaws of Tower Financial Corporation, incorporated herein from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 21, 2007.

4.1*	Amended and Restated Trust Agreement, dated December 29, 2006, for Tower Capital Trust 3 between Tower Financial Corporation (Depositor) and Wilmington Trust Company (Trustee)

10.1
Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc., incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, filed November 13, 1998.

10.1(a)*	First Amendment, dated March 8, 1999, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(b)*	Second Amendment, dated August 12, 1999, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(c)*
Third Amendment, dated June 29, 2001, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc., incorporated herein from Exhibit 10.11 in the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

10.1(d)*	Fourth Amendment, dated March 24, 2004, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(e)*	Fifth Amendment, dated May 5, 2006, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(f)*	Sixth Amendment, dated September 18, 2006, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(g)*	Seventh Amendment, dated January 1, 2007, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.1(h)*	Eighth Amendment, dated December 31, 2009, to Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc.

10.2
Lease Agreement dated December 6, 1999, between Tower Bank and Chestnut Development, incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, filed March 10, 2000.

10.3
Lease Agreement dated August 8, 2000, between Tower Financial Corporation and Rogers Markets, Inc., incorporated herein by reference from Exhibit 10.10 to the Company’s Quarter Report on Form 10-QSB for the period September 30, 2000, filed November 13, 2000.

10.4	1998 Stock Option and Incentive Plan, incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2/A, filed December 30, 1998 (Registration No. 333-67235).

10.5	2001 Stock Option and Incentive Plan, incorporated herein from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed June 29, 2001 Registration Number 333-64194.

10.6†
Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer, incorporated by reference herein from Exhibit 10.4 to the Company’s Quarterly Report on Form QSB for the period ended March 31, 2002, filed May 14, 2002.

10.7*†	Employment Agreement dated April 25, 2002, between Tower Financial Corporation and James E. Underwood

10.8†
Employment Agreement dated November 1, 2005, between Tower Financial Corporation and Donald F. Schenkel, incorporated herein from Exhibit 10.14(a) to the Company’s Annual Report on Form 10-K, filed March 13, 2008, for the year ended December 31, 2007.

10.8(a)†	Amendment to Employment Agreement of Donald F. Schenkel dated July 22, 2008, incorporated herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 28, 2008.

10.8(b)*†	Agreement and Mutual Release dated December 17, 2009, terminating Employment Agreement of Donald F. Schenkel.

10.9†
Employment Agreement dated November 23, 2009, between Tower Financial Corporation and Michael D. Cahill, incorporated herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 25, 2009.

10.10†
Employment Agreement dated September 18, 2009, between Tower Financial Corporation and Richard R. Sawyer, incorporated herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 21, 2009.

10.11†
Revised and Restated Tower Financial Corporation Supplemental Executive Retirement Plan, dated July 22, 2008 (Donald F. Schenkel), incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 28, 2008. (See, also, Exhibit 10.8(b).)

10.13	Code of Business Conduct and Ethics, incorporated herein by reference from Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 21, 2007.

10.19†	Deferred Compensation Plan dated January 1, 2002, incorporated herein from Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.20†
Deferred Compensation Plan for Non-Employee Directors, dated January 1, 2002, incorporated herein from Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.21†	Tower Financial Corporation Section 401(k) Plan, incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed July 2, 2001 (Registration Number 333-64318).

10.22†	Tower Financial Corporation 2006 Equity Incentive Plan, incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed February 17, 2006.

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

*	filed herewith
†	Indicates a management contract, compensation plan or arrangement as contemplated by Item 6.01 of Regulation S-K