Form 10-Q
period 2010-03-31
TOWER FINANCIAL CORP
filed 2010-05-14
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 12, 2010: 4,090,432.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2010 (unaudited) and December 31, 2009
	March 31	December 31
	2010	2009
ASSETS
Cash and due from banks	$19,009,535	$19,861,434
Short-term investments and interest-earning deposits	4,055,256	1,259,197
Federal funds sold	2,141,339	3,543,678
Total cash and cash equivalents	25,206,130	24,664,309
Securities held to maturity, at cost (fair value of $5,712,547 at March 31, 2010 and $4,635,616 at December 31, 2009)	5,397,048	4,495,977
Securities available for sale, at fair value	85,865,731	85,179,160
FHLBI and FRB stock	4,325,800	4,250,800
Loans Held for Sale	1,030,767	3,842,089
Loans	523,437,450	527,333,461
Allowance for loan losses	(12,149,885)	(11,598,389)
Net loans	511,287,565	515,735,072
Premises and equipment, net	8,257,867	8,011,574
Accrued interest receivable	2,513,276	2,439,859
Bank Owned Life Insurance	13,161,853	13,046,573
Other Real Estate Owned	4,443,366	4,634,089
Prepaid FDIC Insurance	4,329,905	4,777,797
Other assets	8,306,457	9,081,759
Total assets	$674,125,765	$680,159,058

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$88,650,687	$95,027,233
Interest-bearing	470,640,588	473,353,118
Total deposits	559,291,275	568,380,351
Federal Home Loan Bank advances	45,200,000	43,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	614,936	480,885
Other liabilities	3,516,634	3,634,713
Total liabilities	626,149,845	633,222,949
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 18,300 shares issued and outstanding	1,788,000	1,788,000
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,159,432 and 4,155,432 shares issued; and 4,090,432 shares outstanding at March 31, 2010 and December 31, 2009	39,847,376	39,835,648
Treasury stock, at cost, 65,000 shares at March 31, 2010 and December 31, 2009	(884,376)	(884,376)
Retained earnings	6,007,844	5,286,808
Accumulated other comprehensive income (loss), net of tax of $626,979 at March 31, 2010 and $468,803 at December 31, 2009	1,217,076	910,029
Total stockholders' equity	47,975,920	46,936,109
Total liabilities and stockholders' equity	$674,125,765	$680,159,058

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2010 and 2009

	(unaudited)
	Three Months Ended
	March 31
	2010	2009
Interest income:
Loans, including fees	$6,883,002	$7,047,954
Securities - taxable	639,091	633,717
Securities - tax exempt	244,551	226,283
Other interest income	6,248	6,845
Total interest income	7,772,892	7,914,799
Interest expense:
Deposits	1,759,498	2,842,890
FHLB advances	169,858	250,256
Junior subordinated debt	280,226	280,226
Total interest expense	2,209,582	3,373,372
Net interest income	5,563,310	4,541,427
Provision for loan losses	1,340,000	960,000
Net interest income after provision for loan losses	4,223,310	3,581,427
Noninterest income:
Trust and brokerage fees	882,966	867,889
Service charges	290,386	257,833
Loan broker fees	117,500	138,278
Gain on sale/calls of securities	840	191,151
Other-than-temporary loss:
Total impairment loss	(18,844)	-
Loss recognized in other comprehensive income	8,254	-
Net impairment loss recognized in earnings	(10,590)	-
Other income	316,592	334,152
Total noninterest income	1,597,694	1,789,303
Noninterest expense:
Salaries and benefits	2,387,076	2,722,449
Occupancy and equipment	629,278	698,592
Marketing	96,692	144,657
Data processing	308,912	294,009
Loan and professional costs	438,407	311,944
Office supplies and postage	63,189	97,057
Courier services	55,334	61,435
Business development	79,008	100,997
Communication	36,359	43,918
FDIC insurance premiums	502,205	279,490
Other expense	308,706	238,723
Total noninterest expense	4,905,166	4,993,271
Income before income taxes	915,838	377,459
Income taxes expense (benefit)	194,802	(32,766)

Net income	$721,036	$410,225

Basic earnings per common share	$0.18	$0.10
Diluted earnings per common share	$0.16	$0.10
Average common shares outstanding	4,090,432	4,090,365
Average common shares and dilutive potential common shares outstanding	4,394,419	4,090,365
Dividends declared per share	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2010 and 2009
(unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2009	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income for 2009			410,225			410,225

Other Comprehensive Income (See Note 5)				233,123		233,123
Total Comprehensive Income						643,348

Stock based compensation expense		18,673				18,673

Balance, March 31, 2009	$-	$39,785,415	$11,305,949	$73,173	$(884,376)	$50,280,161

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			721,036			721,036

Other Comprehensive Income (See Note 5)				307,047		307,047
Total Comprehensive Income						1,028,083

Stock based compensation expense		11,728				11,728

Balance, March 31, 2010	$1,788,000	$39,847,376	$6,007,844	$1,217,076	$(884,376)	$47,975,920

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2010 and 2009

	(unaudited)	(unaudited)
	Three Months ended	Three Months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$721,036	$410,225
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	359,942	333,079
Provision for loan losses	1,340,000	960,000
Stock based compensation expense	11,728	18,673
Earnings on life insurance	(115,280)	(114,746)
Gain on sale of securities AFS	(840)	(191,151)
Gain on settlement of interest rate floor	-	(136,242)
Impairment on AFS securities	10,590	-
Loans originated for sale	(5,539,352)	(5,128,394)
(Gain)Loss on sale of other real estate owned	57	26,463
Proceeds from sale of loans	8,350,674	3,935,359
Change in accrued interest receivable	(73,417)	169,179
Change in other assets	1,064,963	(135,742)
Change in accrued interest payable	134,051	(76,546)
Change in other liabilities	(118,079)	(3,092)
Net cash from operating activities	6,146,073	67,065
Cash flows from investing activities:
Net change in loans	3,107,507	(168,995)
Purchase of securities AFS	(5,761,030)	(1,713,080)
Proceeds from calls and maturities of securities AFS	5,373,220	2,792,662
Purchase of securities HTM	(1,112,773)	-
Proceeds from calls and maturities of securities HTM	211,702	-
Proceeds from sale of securities AFS	-	5,521,055
Proceeds on sale of other real estate owned	190,721	459,667
Purchase of FHLB stock	(75,000)	-
Purchase of premises and equipment	(449,523)	(67,578)
Net cash from investing activities	1,484,824	6,823,731
Cash flows from financing activities:
Net change in deposits	(9,089,076)	32,467,438
Net change in short term FHLB advances	4,000,000	-
Repayment of FHLB fixed rate advances	(2,000,000)	(14,000,000)
Net cash from (used in) financing activities	(7,089,076)	18,467,438
Net change in cash and cash equivalents	541,821	25,358,234
Cash and cash equivalents, beginning of period	24,664,309	31,576,373
Cash and cash equivalents, end of period	$25,206,130	$56,934,607

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,075,531	$3,449,918
Income taxes	-	500,000
Noncash items:
Transfer of loans to other real estate owned	-	2,914,900

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements are filed for Tower Financial Corporation and its wholly-owned subsidiary, Tower Bank & Trust (or the “Bank” or “Tower Bank”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.  Also included are the Bank’s wholly-owned subsidiaries, Tower Trust Company (or the “Trust Company”) and Tower Capital Investments, which  owns Tower Funding Corporation, a real estate investment trust.

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2010 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and March 31, 2009.   The results for the period ended March 31, 2010 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and  2008 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 – Summary of Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  There were no material changes in the information regarding our critical accounting policies since December 31, 2009.

Note 3 – New Accounting Standards

Effect of Recently Adopted Accounting Standards: In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The effect of adopting this new guidance was not material to the results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material to the results of operations or financial position.

Index

Note 4 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding  amounts of unrealized gains and losses therin:

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$7,715,526	$93,687	$(6,652)	$7,802,561
Obligations of states and political subdivisions	27,863,027	767,691	(139,084)	28,491,634
Mortgage-backed securities (residential)	43,558,807	1,470,678	(243,497)	44,785,988
Mortgage-backed securities (commercial)	4,652,975	122,545	-	4,775,520
Collateralized debt obligations	231,342	-	(221,314)	10,028
Total available for sale securities	$84,021,677	$2,454,601	$(610,547)	$85,865,731

Held to maturity securities:
Mortgage-backed securities (residential)	5,397,048	315,499	-	5,712,547
Total held to maturity securities	5,397,048	315,499	-	5,712,547

Total Securities	$89,418,725	$2,770,100	$(610,547)	$91,578,278

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$8,241,408	$114,962	$(68,987)	$8,287,383
Obligations of states and political subdivisions	26,707,619	644,961	(150,035)	27,202,545
Mortgage-backed securities (residential)	43,664,429	1,288,946	(296,377)	44,656,998
Mortgage-backed securities (commercial)	4,955,530	71,629	(4,925)	5,022,234
Collateralized debt obligations	231,342	-	(221,342)	10,000
Total available for sale securities	$83,800,328	$2,120,498	$(741,666)	$85,179,160

Held to maturity securities:
Mortgage-backed securities (residential)	4,495,977	139,639	-	4,635,616
Total held to maturity securities	4,495,977	139,639	-	4,635,616

Total Securities	$88,296,305	$2,260,137	$(741,666)	$89,814,776

The fair values of debt securities available for sale and held to maturity at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Index

	3/31/2010
	Weighted Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$717,500
Due after one to five years	3.58%	$3,285,912	$3,314,707
Due after five to ten years	2.58%	2,674,138	2,714,104
Due after ten years	2.55%	1,055,476	1,056,250
Total Agencies	3.07%	$7,715,526	$7,802,561

Mortgage-backed securities:
Mortgage-backed securities (residential)	4.26%	$43,558,807	$44,785,988
Mortgage-backed securities (commercial)	3.86%	4,652,975	4,775,520
	4.22%	$48,211,782	$49,561,508
Obligations of state and political subdivisions:
Due in one year or less	5.03%	$95,000	$95,443
Due after one to five years	4.94%	2,472,723	2,564,904
Due after five to ten years	5.69%	7,866,386	8,114,965
Due after ten years	6.20%	17,428,918	17,716,322
Total Obligations of state and political subdivisions	5.94%	$27,863,027	$28,491,634

Collateralized debt obligations
Due after ten years	1.11%	$231,342	$10,028

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	5.36%	5,397,048	5,712,547

	12/31/2009
	Weighted Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due after one to five years	3.53%	$4,786,251	$4,840,794
Due after five to ten years	3.44%	2,393,069	2,416,589
Due after ten years	2.55%	1,062,088	1,030,000
Total Agencies	3.38%	$8,241,408	$8,287,383

Mortgage-backed securities:
Mortgage-backed securities (residential)	4.14%	$43,664,429	$44,656,998
Mortgage-backed securities (commercial)	3.65%	4,955,530	5,022,234
	4.09%	$48,619,959	$49,679,232
Obligations of state and political subdivisions:
Due in one year or less	3.40%	$190,000	$191,449
Due after one to five years	3.65%	1,935,646	1,982,218
Due after five to ten years	4.23%	7,804,309	7,984,641
Due after ten years	4.27%	16,777,664	17,044,237
Total Obligations of state and political subdivisions	4.21%	$26,707,619	$27,202,545

Collateralized debt obligations
Due after ten years	1.10%	$231,342	$10,000

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	4.89%	4,495,977	4,635,616

Index

Proceeds from securities sold or called classified as available for sale totaled $595,000 and $5.5 million as of March 31, 2010 and March 31, 2009, respectively.  Gross gains realized were $840 and $191,151, with an approximate tax expense of $0 and $64,991, as of March 31, 2010 and March 31, 2009, respectively.  There were no gross losses realized on the sale of available for sale securities during the three month periods ending March 31, 2010 and March 31, 2009.

Securities with a carrying value of $2.0 million and $2.4 million were pledged to secure borrowings from the FHLB at March 31, 2010 and December 31, 2009, respectively.   Securities with a carrying value of $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at March 31, 2010 and December 31, 2009, respectively.  Securities with a carrying value of $4.9 million and $5.6 million were pledged at Wells Fargo and securities with a  carrying value of $6.2 million and $3.8 were pledged at the First Tennessee Bank to secure federal funds lines of credit at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at March 31, 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:

U.S. Government agency debt obligations	$2,442,098	$(6,652)	$-	$-	$2,442,098	$(6,652)
Obligations of states and political subdivisions	1,914,255	(23,380)	2,905,499	(115,704)	4,819,754	(139,084)
Mortgage-backed securities (residential)	1,991,317	(3,734)	1,423,055	(239,763)	3,414,372	(243,497)

Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	10,028	(221,314)	10,028	(221,314)
Total available for sale securities	$6,347,670	$(33,766)	$4,338,582	$(576,781)	$10,686,252	$(610,547)

Held to maturity securities:
Mortgage-backed securities (residential)	-	-	-	-	-	-
Total held to maturity securities	$-	$-	$-	$-	$-	$-

Total temporarily impaired	$6,347,670	$(33,766)	$4,338,582	$(576,781)	$10,686,252	$(610,547)

Index

Securities with unrealized losses at December 31, 2009 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$2,656,626	$(68,987)	$-	$-	$2,656,626	$(68,987)
Obligations of states and political subdivisions	2,450,819	(25,413)	2,899,366	(124,622)	5,350,185	(150,035)
Mortgage-backed securities (residential)	7,225,027	(64,868)	468,665	(231,509)	7,693,692	(296,377)
Mortgage-backed securities (commercial)	1,497,108	(4,925)	-	-	1,497,108	(4,925)
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total available for sale securities	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Held to maturity securities:
Mortgage-backed securities (residential)	-	-	-	-	-	-
Total held to maturity securities	$-	$-	$-	$-	$-	$-

Total temporarily impaired	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

As of March 31, 2010, Tower Financial Corporation’s security portfolio consisted of 185 securities, 20 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At March 31, 2010, approximately 88.5% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

In the first quarter of 2010, we purchased $1.1 million of non-agency backed CMO investments, in addition to the $4.7 million purchased during the second quarter of 2009. These investments were purchased as loan alternatives. The bonds are classified as held to maturity as we have no intention of using the securities for liquidity purposes. The five securities purchased all had AAA rating from Standard & Poors. These bonds make up 11.25% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At March 31, 2010, the fair value of the investment was $430,204 and the book value was $669,967.  The investment was rated Caa1 by Moody’s and CCC by S&P.  At December 31, 2009, the fair value of the investment was $468,665 and the book value was $700,174.  The investment was rated Caa1 by Moody’s and CCC by S&P.

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

Index

	March 31	December 31	September 30	June 30	March 31
	2010	2009	2009	2009	2009
Delinquency 60+	20.50%	20.30%	18.03%	16.76%	14.38%
Delinquency 90+	18.20%	17.65%	14.82%	13.68%	11.39%
Other Real Estate Owned	1.27%	1.32%	0.84%	1.51%	0.32%
Foreclosure	11.43%	11.38%	10.64%	7.77%	6.85%
Bankruptcy	3.87%	3.36%	2.60%	0.31%	0.31%

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

Based on the analysis performed using the assumptions above, we have determined that the bond this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $31,359 through March 31, 2010.  We had previously recorded impairment of $20,770 as of December 31, 2009, therefore an OTTI charge of $10,590 was recorded during the first quarter 2010.

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV, a pooled $877.4 million book value security at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation. At March 31, 2010, the market value of the investment was $10,028 and the book value was $231,342.  The investment was rated Ca by Moody’s and C by Fitch.  At December 31, 2009, the market value of the investment was $10,000 and the book value was $231,342.  The investment was rated Ca by Moody’s and C by Fitch.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of March 31, 2010, the amount of deferrals and defaults was $271.6 million, or 31.0% of the total pool.  Of the total $877.4 million of original collateral, $605.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000
March 31, 2010	-	-

*$25.0 million of defaults at December 31, 2009 were reported as deferrals in September 30, 2009

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying loans or trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  This investment had OTTI of approximately 70.0% or $700,000 through December 31, 2009.  Upon completion of the March 31, 2010 analysis, no additional OTTI was recorded on this investment during the first quarter 2010 as the projected cashflows had slightly improved.

Index

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31
	2010	2009
Net Income (Loss)	$721,036	$410,225
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(18,844)	(200,589)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	10,590	-
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	(8,254)	(200,589)

Unrealized gains (losses) on interest rate floor	-	-
Unrealized holding gains (losses) on available-for-sale securities arising during the period	474,317	1,153,684
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	(136,242)
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(840)	(191,151)
Net unrealized gains (losses)	473,477	826,291
Income tax expense (benefit)	158,176	(120,094)
Total other comprehensive income (loss)	307,047	233,123
Comprehensive Income (Loss)	$1,028,083	$643,348

Index

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2010 and March 31, 2009.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 79,404 and 123,934 for the three-month period ended March 31, 2010 and 2009, respectively.  The Company also has preferred stock which can be converted at the option of the shareholders into 303,987 shares of common stock.

	Three Months Ended
	March 31
	2010	2009
Basic
Net income (loss)	$721,036	$410,225
Less: Preferred stock dividends	-	-
Net income (loss) available to common stockholders	$721,036	$410,225
Weighted average common shares outstanding	4,090,432	4,090,365
Basic earnings (loss) per common share	$0.18	$0.10

Diluted
Net income (loss)	$721,036	$410,225
Less: Preferred stock dividends	-	-
Net income (loss) available to common stockholders	$721,036	$410,225
Weighted average common shares outstanding	4,090,432	4,090,365
Add: dilutive effect of assumed preferred stock conversion	303,987	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,394,419	4,090,365
Diluted earnings (loss) per common share	$0.16	$0.10

Index

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 79,404 remain outstanding as of March 31, 2010.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with FAS123(R) was $0 and $6,945 for the three months ended March 31, 2010 and March 31, 2009, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of March 31, 2010 and changes during the three-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at January 1, 2010	91,404	$13.31	3.49

Granted	-

Exercised	-

Forfeited or expired	(12,000)	13.47

Outstanding at March 31, 2010	79,404	13.29	3.40	-

Vested or expected to vest at March 31, 2010	79,404			-

Exercisable at March 31, 2010	79,404			-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2010 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan per the requirements of FAS123(R).

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2010, 13,125 restricted shares are outstanding under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 12, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with FAS123(R) was $11,728 for the three months ended March 31, 2010.  Future expense related to this award will be $35,182 for the remainder of 2010, $46,910 for 2011, and $14,062 in 2012.

Note 8 – Business Segments

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

Index

Information reported internally for performance assessment follows:

	As of and for the three months ending March 31, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,827,267	$16,269	$(280,226)	$-	$5,563,310

Non-interest income	900,819	886,732	1,011,249	(1,201,106)	1,597,694

Non-interest expense	4,150,734	599,282	155,150		4,905,166

Noncash items
Provision for loan losses	1,340,000				1,340,000
Depreciation/Amortization	350,845	9,097			359,942

Income tax expense(benefit)	234,529	105,436	(145,163)		194,802

Segment Profit	1,002,823	198,283	721,036	(1,201,106)	721,036

Balance Sheet Information
Segment Assets	676,696,637	5,935,873	70,543,441	(79,050,186)	674,125,765

	As of and for the three months ending March 31, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$4,797,370	$24,283	$(280,226)	$-	$4,541,427

Non-interest income	961,415	873,056	756,252	(801,420)	1,789,303

Non-interest expense	4,125,957	603,065	264,249	-	4,993,271

Noncash items
Provision for loan losses	960,000	-	-	-	960,000
Depreciation/Amortization	323,127	9,952	-	-	333,079

Income tax expense(benefit)	46,431	119,251	(198,448)	-	(32,766)

Segment Profit	626,397	175,023	410,225	(801,420)	410,225

Balance Sheet Information
Segment Assets	711,548,273	6,121,156	72,087,734	(74,123,219)	715,633,944

Index

Note 9 – Loans and Allowance for Loan Losses

Loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Balance	%	Balance	%

Commercial	$246,021,203	47.0%	$251,773,047	47.7%
Commercial real estate	135,524,293	25.9%	132,355,208	25.1%
Residential real estate	87,540,628	16.7%	86,679,947	16.4%
Home equity	39,014,897	7.4%	40,042,804	7.6%
Consumer	15,462,209	3.0%	16,648,679	3.2%
Total loans	523,563,230	100.0%	527,499,685	100.0%
Net deferred loan costs/(fees)	(125,780)		(166,224)
Allowance for loan losses	(12,149,885)		(11,598,389)

Net loans	$511,287,565		$515,735,072

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2010	2009

Beginning balance, January 1	$11,598,389	$10,654,879
Provision expense	1,340,000	960,000
Charge-offs	(812,446)	(315,867)
Recoveries	23,942	198,512

Ending balance, March 31	$12,149,885	$11,497,524

Net charge-offs to average loans (annualized)	0.61%	0.09%

The table below summarizes the allowance allocations by type as of the indicated dates:

	March 31, 2010	December 31, 2009

Specific allocations	$5,381,000	$5,470,000
Loan pool percentage allocations	6,716,000	6,076,000
Unallocated	52,885	52,389

Total allowance for loan losses	$12,149,885	$11,598,389

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2010	December 31, 2009

Loans past due over 90 days and still accruing	$3,222,399	$561,136
Restructured loans	1,997,270	1,915,127
Nonaccrual loans	13,973,999	13,466,165
Total nonperforming loans	$19,193,668	$15,942,428
Other real estate owned	4,443,366	4,634,089
Impaired Securities	440,232	478,665
Total nonperforming assets	$24,077,266	$21,055,182

Nonperforming assets to total assets	3.57%	3.10%

Index

Impaired loans were as follows:

	March 31, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$12,774,792	$9,776,211
Loans with allocated allowance for loan losses	14,566,926	13,674,754
Total Impaired Loans	$27,341,718	$23,450,965

Amount of allowance for loan losses allocated	$3,562,000	$3,825,000

Average impaired loans during the period	$25,396,342	$25,424,530

Interest recognized on impaired loans	$178,971	$938,621

Cash-basis interest income recognized	$178,971	$938,621

Note 10 – Federal Home Loan Bank
Advances from the Federal Home Loan Bank (“FHLB”) were:

	March 31, 2010	December 31, 2009

2.29% bullet advance, principal due at maturity March 22, 2010	-	2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	1,500,000	1,500,000
0.47% variable rate advance, principal due at maturity May 24, 2010	-	15,000,000
0.47% variable rate advance, principal due at maturity June 16, 2010	-	12,000,000
3.63% bullet advance, principal due at maturity June 28, 2010	4,000,000	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	1,200,000	1,200,000
0.49% variable rate advance, principal due at maturity July 19, 2010	6,000,000	-
0.49% variable rate advance, principal due at maturity July 28, 2010	8,000,000	-
0.49% variable rate advance, principal due at maturity August 9, 2010	10,000,000	-
0.49% variable rate advance, principal due at maturity September 8, 2010	7,000,000	-
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$45,200,000	$43,200,000

Of the total FHLB borrowings at March 31, 2010 and December 31, 2009 no advances had callable options.

At March 31, 2010 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2010	37,700,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
2014	-
$45,200,000

Index

Note 11 – Fair Value Measurement

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Collateral debt obligations such as Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at March 31, 2010 and December 31, 2009 using Level 3 inputs.  We also had one mortgage backed security that was classified as a level 3 input at March 31, 2010 and December 31, 2009 due to the decline in the market activity for this security.

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

Index

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

		March 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$7,802,561	-	-	$7,802,561
Obligations of states and political subdivisions	-	28,491,634	-	28,491,634
Mortgage-backed securities (residential)	44,355,784	-	430,204	44,785,988
Mortgage-backed securities (commercial)	2,682,149	2,093,371	-	4,775,520
Collateralized debt obligations	-	-	10,028	10,028
Total	$54,840,494	$30,585,005	$440,232	$85,865,731

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$8,287,383	$-	$-	$8,287,383
Obligations of states and political subdivisions	-	27,202,545	-	27,202,545
Mortgage-backed securities (residential)	44,188,333	-	468,665	44,656,998
Mortgage-backed securities (commercial)	2,932,234	2,090,000	-	5,022,234
Collateralized debt obligations	-	-	10,000	10,000
Total	$55,407,950	$29,292,545	$478,665	$85,179,160

The following table represents the changes in the Level 3 fair-value category for the period ended March 31, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities	Available-for-sale securities
	March 31, 2010	March 31, 2009

Beginning Balance, January 1	$478,665	$230,900
Principal paydowns	$(19,589)	$-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income in Securities		7,344
Credit loss recognized in earnings	(10,590)	-
Included in other comprehensive income	(8,254)	(200,589)
Ending Balance, March 31	$440,232	$37,655

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

Index

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	11,004,926	11,004,926
Other real estate owned	-	-	-	-

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	9,849,754	9,849,754
Other real estate owned	-	-	1,932,200	1,932,200

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.6 million, with a valuation allowance of $3.6 million at March 31, 2010, resulting in an additional provision for loan losses of $337,000 for the period ended March 31, 2010, compared to additional provisions for impaired loans of $1.7 million in the first quarter of 2009. The provisions were a result of three new impaired loans that had reserves totaling $1.6 million. These loans had pool reserves of $968 thousand prior to classifying as impaired, therefore only $732k of new provisions were recorded in Q1 2009 on these loans. At December 31, 2009, impaired loans had a carrying amount of $13.7 million, with a valuation allowance of $3.8 million, resulting in an additional provision for loan losses of $3.7 million for the year ended December 31, 2008.
In accordance with accounting standards the carrying values and estimated fair values of our financial instruments, not previously presented, at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$25,206,130	$25,206,130	$24,664,309	$24,664,309
Securities held to maturity	5,397,048	5,712,547	4,495,977	4,635,616
Securities available for sale	85,865,731	85,865,731	85,179,160	85,179,160
FHLBI and FRB stock	4,325,800	N/A	4,250,800	N/A
Loans held for sale	1,030,767	1,030,767	3,842,089	3,842,089
Loans, net	511,287,565	513,378,901	515,735,072	518,357,191
Accrued interest receivable	2,513,276	2,513,276	2,439,859	2,439,859
Financial liabilities:
Deposits	$(559,291,275)	$(561,497,361)	$(568,380,351)	$(571,401,464)
FHLB advances	(45,200,000)	(45,523,030)	(43,200,000)	(43,578,410)
Junior subordinated debt	(17,527,000)	(16,807,788)	(17,527,000)	(17,147,380)
Accrued interest payable	(614,936)	(614,936)	(480,885)	(480,885)

Estimated fair value for securities available for sale is consistent with the hierarchy of described in Note 11 regarding fair value measurements.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2010 and December 31, 2009 and results of operations for the three-month periods ended March 31, 2010 and March 31, 2009.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Net Income for the first quarter 2010 was $721,036, a 75.8% increase from first quarter 2009.  The $310,811 increase in net income was due to primarily to an increase in net interest income of $1.0 million, or 22.5%, offset by a decrease of $191,609 in non-interest income along with increases in loan loss provision expense and FDIC insurance premiums of $380,000 and $222,715, respectively.

Net interest income increased substantially due to an 81 basis point improvement in the net interest margin, offset by a decrease in average earning assets of $33.1 million.  The net interest margin for the first quarter 2010 was 3.66%, compared to 2.85% in the first quarter of 2009 and 3.47% in the fourth quarter of 2009.  Operating expenses decreased by $88,105, or 1.8%, in first quarter 2010 compared to first quarter 2009 despite the increase in FDIC Insurance premiums, which was offset by a $335,373 decrease in employment expenses.  Most other expense categories showed a decrease from the first three months of 2009 to the first three months of 2010, each of which was less than $100,000, including marketing, communication and courier expenses.  These decreases were partially offset by small increases in loan and professional costs and data processing expenses.

Total assets decreased by $6.0 million from December 31, 2009 to March 31, 2010.  The decrease in total assets was primarily due to a decrease in loans held for sale of $2.8 million and loans of $3.9 million.  The decrease in loans came primarily from the commercial and industrial (C&I) portfolio, which decreased by $5.8 million, and the consumer loan portfolio, which decreased $1.2 million.  These decreases were offset by an increase in commercial real estate loans of $3.2 million.   The decrease in loans was offset slightly by an increase in long-term investments of $1.7 million.

Total deposits decreased by $9.1 million, or 1.6% to $559.2 million as of March 31, 2010, primarily due to a reduction in Certificate of Deposits greater than $100,000, which decreased by $10.2 million.  Brokered CD’s decreased by $1.0 million, and are now 12.1% of the total deposit portfolio.  Core deposits grew by $2.2 million, and now comprise 77.7% of total deposits.

Financial Condition

Total assets were $674.1 million at March 31, 2010 compared to total assets at December 31, 2009 of $680.2 million.  The 0.9% decrease in assets was primarily due to decreases in loans held for sale and loans outstanding of $2.8 million and $3.9 million, respectively.  These decreases were offset by increases in long-term investments of $1.7 million and cash and cash equivalents of $542,000.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $25.2 million at March 31, 2010, an increase of $542,000, or 2.2%.  Securities available for sale were $85.9 million at the end of the first quarter of 2010, an increase of $700,000 from December 31, 2009, while securities held to maturity were $5.4 million at March 31, 2010, an increase of $900,000 from December 31, 2009.  Long-term investments now comprise 14.2% of total assets, as we continue to focus on liquidity and repositioning of the balance sheet.

Loans.  Total loans were $523.4 million at March 31, 2010 reflecting a 0.7% decrease from total loans of $527.3 million at December 31, 2009.   The decline in loans during the first three months of 2010 occurred mainly in the commercial and industrial loan category, which decreased by $5.8 million and in consumer loans, which decreased by $1.2 million.  These decreases were offset by an increase in commercial real estate loans of $3.2 million and residential construction loans of $861,000.

Nonperforming Assets.  Nonperforming assets include nonperforming loans and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have increased from $21.1 million, or 3.1% of total assets at December 31, 2009 to $24.1 million, or 3.6% of total assets, at March 31, 2010.  The increase was primarily attributable to a $1.9 million loan on the 90 day delinquency and still accruing list due to its maturity and was in process of being renewed as of March 31, 2010.  The renewal took place in April 2010.  Without this item, non-performing assets would have totaled $22.2 million, or 3.3% of total assets. Total impaired loans at March 31, 2010 were $27.0 million, compared to $23.4 million at December 31, 2009.  At March 31, 2010, management believes it has allocated adequate specific reserves for these risks.

Index

Allowance for Loan Losses.   In each quarter the allowance for loan loss is adjusted to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watchlist reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at March 31, 2010 was $12.1 million, or 2.32% of total loans outstanding, an increase of $551,496 from $11.6 million, or 2.20% of total loans outstanding, at December 31, 2009.   The provision for loan losses during the first three months of 2010 was $1,340,000 compared to $960,000 in the first three months of 2009.  The increase of $380,000 relates primarily to an increase in the pool reserves due to an increase in the historical percentages calculated based on the rolling two-year loan charge-off history.

For the first three months of 2010 we were in a net charge-off position of $788,504 compared to a net charge-off position of $117,355 for the first three months of 2009.  The Company continues to build its reserves to combat the decline in the economy over the last year.  Nonperforming loans increased by $3.3 million during the first three months of 2010, however $1.9 million of this increase was due to an administrative renewal issue that was cleared up in April. The specific allowance allocations decreased by $89,000 to $5.4 million in the first quarter of 2010.  The amount of the allowance allocated for loan pools increased by $640,000 during the first three months of 2010 to $6.7 million.

Other Assets.   Other assets declined by $700,000, primarily from the decrease our Federal income tax receivable due to a partial refund received during the first quarter based on our 2009 net loss, offset by estimated taxes payable recorded on our 2010 net income.

Deposits.   Total deposits were $559.3 million at March 31, 2010 compared to total deposits at December 31, 2009 of $568.4 million. The decrease of $9.1 million, or 1.6%, during the first three months of 2010 was reflective of the $10.2 million decrease in certificate of deposits greater than $100,000, offset by an increase in core deposits of $2.2 million.  The increase in core deposits was the net result of an increase in Health Savings Accounts of $18.0 million, offset by a decrease in non-interest bearing deposits of $6.4 million and money market deposits of $4.0 million. The increase in Health Savings Accounts was primarily due to a one-time employer contribution received in the first quarter.  Brokered certificate of deposits were $67.7 million at March 31, 2010 and $68.7 million at December 31, 2009.  Core deposits now comprise 77.7% of total deposits, while brokered deposits comprise 12.1% of total deposits as of March 31, 2010.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2010		December 31, 2009
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$88,650,687	15.9%	$95,027,233	16.7%
Interest-bearing checking	108,448,952	19.4%	89,734,976	15.8%
Money market	148,135,218	26.5%	152,091,793	26.8%
Savings	20,219,817	3.6%	18,264,036	3.2%
Time, under $100,000	69,026,126	12.3%	77,202,688	13.6%
Total core deposits	434,480,800	77.7%	432,320,726	76.1%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	57,148,926	10.2%	67,389,262	11.9%
Out-of-market non-core deposits:
Brokered certificate of deposits	67,661,549	12.1%	68,670,363	12.1%
Total non-core deposits	124,810,475	22.3%	136,059,625	23.9%

Total deposits	$559,291,275	100.0%	$568,380,351	100.0%

Borrowings.   The Company had borrowings in the amount of $45.2 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2010 and $43.2 million at December 31, 2009.  All FHLB advances are bullet advances and mature in a range from April 2009 through March 2013.

Index

Other Liabilities.  Other liabilities and accrued interest payable remained relatively flat from December 31, 2009 to March 31, 2010 at $4.1 million.   Interest expense payable increased by $134,051, primarily from the deferral of our first quarter interest payment related to our Junior Subordinated debt.  This was offset by a net decrease in deferred directors fees payable of $116,438, due to the required payout per plan documents to a former director who resigned from the board in December 2009.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2010 reflected net income of $721,036, or $0.17 per diluted share.   This was a $310,810, or 75.8%, increase from 2009’s first quarter net income of $410,225, or $0.10 per diluted share.   The operating results for the three-month period ended March 31, 2010 were favorable as we experienced an increase in our net interest income of $1.0 million, offset by an increase in loan loss provision of $380,000 along with a decline of $191,609 in non-interest income.  Non-interest expenses decreased by $88,105, or 1.8%, from March 31, 2009 to March 31, 2010, the net effect of a $335,373 decrease in employment expenses, offset by increases in FDIC premiums of $222,715 and legal expense of $126,463.

Performance Ratios	March 31
	2010	2009

Return on average assets *	0.43%	0.24%
Return on average equity *	6.17%	3.33%
Net interest margin (TEY) *	3.66%	2.85%
Efficiency ratio	68.50%	78.87%

* annualized

Net Interest Income.   Interest income for the three-month periods ended March 31, 2010 and 2009 was $7.8 million and $7.9 million, respectively, while interest expense for the first quarter was $2.2 million in 2010 and $3.4 million in 2009, resulting in net interest income of  $5.6 million for the first quarter of 2010 and $4.5 million for the first quarter of 2009. The tax equivalent net interest margin for the first quarter of 2010 was 3.66%, while the tax equivalent net interest margin for the first quarter of 2009 was 2.85%.  The improvement in our net interest margin came primarily from a reduction in cost of funding, however our loan yields increased slightly as a result of interest rate floors on variable rate loans implemented during the second quarter of 2009. The increase in our net interest margin was offset by a decrease in earning assets of $33.1 million from the first quarter 2009, as the Company purposefully decreased our balance sheet over the past twelve months. While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over the next few quarters as we look to mitigate some of our interest rate risk by locking in funding costs over a longer term, two to ten years.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

Index

	(Dollars in Thousands)
	As of and For The Three Month Period Ended
	March 31, 2010			March 31, 2009
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$2,432	$4	0.67%	$1,554	$-	0.00%
Federal funds sold	3,720	2	0.22%	19,363	7	0.15%
Securities - taxable	71,040	639	3.65%	59,585	634	4.32%
Securities - tax exempt (1)	24,419	371	6.16%	21,739	343	6.40%
Loans held for sale	1,157	-	0.00%	864	-	0.00%
Loans	526,814	6,883	5.30%	559,607	7,048	5.11%
Total interest-earning assets	629,582	7,899	5.09%	662,712	8,032	4.91%
Allowance for loan losses	(12,040)			(10,948)
Cash and due from banks	19,284			11,236
Other assets	41,141			33,431
Total assets	$677,967			$696,431
Liabilities and Stockholders' Equity
Interest-bearing checking	$106,890	$106	0.40%	$84,621	$177	0.85%
Savings	19,152	19	0.40%	17,400	21	0.49%
Money market	149,750	323	0.87%	152,462	481	1.28%
Certificates of deposit	200,216	1,312	2.66%	271,298	2,164	3.23%
FHLB advances	44,765	170	1.54%	26,157	250	3.88%
Junior subordinated debt	17,527	280	6.48%	17,527	280	6.48%
Total interest-bearing liabilities	538,300	2,210	1.67%	569,465	3,373	2.39%
Noninterest-bearing checking	88,231			73,026
Other liabilities	4,016			3,998
Stockholders' equity	47,420			49,942
Total liabilities and stockholders' equity	$677,967			$696,431
Net interest income		$5,689			$4,659
Rate spread			3.42%			2.52%
Net interest income as a percent of average earning assets			3.66%			2.85%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1,340,000, or 103 basis points, annualized, on average loans during the first quarter of 2010 as compared to $960,000, or 70 basis points, annualized, on average loans for the first quarter of 2009.  The allowance for loan losses at March 31, 2010 totaled $12.1 million and was 2.32% of total loans outstanding on that date.  For the three-month period ended March 31, 2010 we were in a net charge-off position of $788,504, or 61 basis points, annualized, on average loans compared to net charge-off of $117,355, or 9 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.6 million during the first quarter of 2010. This was a $191,609, or 10.7%, decrease compared to the first quarter of 2009.  The majority of the decrease relates to the gain on sale of available for sale securities of $191,151 that was recognized during the first quarter of 2009.  Service charge income increased by $32,553, but was offset by a decrease in loan brokerage fees of $20,778 and an impairment charge of $10,590 on a security available for sale.  The remainder of the non-interest income categories remained relatively flat from the first quarter of 2009.

Noninterest Expense.   Noninterest expense was $4.9 million for the first quarter of 2010 while noninterest expense for the three-month period ended March 31, 2009 was $5.0 million.  The main components of noninterest expense for the first quarter of 2010 were salaries and benefits of $2.4 million, occupancy and equipment costs of $629,278, FDIC insurance premiums of $502,205, and loan and professional expenses in the amount of $438,407.  We experienced a decrease in several operating expense accounts in the first quarter 2010 compared to the first quarter 2009, including decreases in employment expenses of $335,373, occupancy and equipment of $69,314, and business development of $21,989.  Approximately $100,000 of the reduction in employment expenses related to savings resulting from the retirement of our Chairman in December 2009, while the remaining savings was the net impact of staff reductions that took place primarily in the third and fourth quarter of 2009.  The reduction of occupancy and equipment costs relates to lower depreciation expense, along with the renegotiation of the lease on our headquarters facility.  There was a significant increase in FDIC insurance premiums as the FDIC has continued to increase the premiums for all banks in order to replenish the depleting insurance reserve due to an increasing number of bank failures across the nation and increased FDIC insurance limits to $250,000 for interest-bearing accounts and unlimited insurance for non-interest bearing accounts from the previous $100,000 insurance limit on all deposit accounts.  The increase from first quarter 2009 to first quarter 2010 was $222,715.

Index

Income Taxes.    During the quarters ended March 31, 2010 and 2009, the Company recorded $194,802 and $(32,766) in income taxes expense and income tax benefit, respectively. The effective tax rate recorded was 21.3% for 2010 as compared to (8.7%) for 2009.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $9.1 million in total deposits during the first quarter 2010.   While we continued to show steady in-market deposit growth, we positioned ourselves to allow our out-of-market brokered certificate of deposits and FHLB advances to mature in the second quarter without replacing those funds through the use of out-of-market products.  Currently, $14.2 million of FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  The remaining $31.0 million of FHLB debt is variable rate with fixed maturity dates, but can be repaid at anytime.  Included in our out-of-market funding base are borrowings from the FHLB and trust preferred securities and, beginning with the second quarter of 2003, brokered CDs.  In the aggregate these out-of-market deposits and borrowings represented $130.4 million, or 21.0% of our total funding, at March 31, 2010.  This was up slightly from $127.3 million, or 19.2% at March 31, 2009. Total deposits at March 31, 2010 were $559.3 million and the loan to deposit ratio was 93.6%.   Total borrowings at March 31, 2010 were $62.7 million.  We expect to experience minimal to moderate loan growth in the near-term due current economic conditions, as well as the continuation management’s strategy, which focuses profitability, rather than growth. We expect to continue funding the majority any loan growth with in-market sources.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.0 million and $46.9 million at March 31, 2010 and December 31, 2009, respectively. Affecting the increase in stockholders’ equity during the first three months of 2010 was $721,036 in net income and $307,047 in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $11,728 of restricted stock compensation expense.

During the first three months of 2010, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our current agreement with our regulatory agencies, we must first be granted permission by them in order to declare and pay any dividends.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2010			December 31, 2009
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.20%	5.00%	4.00%	9.05%	5.00%	4.00%
Tier 1 risk-based	11.14%	6.00%	4.00%	10.90%	6.00%	4.00%
Total risk-based	12.66%	10.00%	8.00%	12.45%	10.00%	8.00%

The Bank
Leverage capital	9.39%	5.00%	4.00%	9.30%	5.00%	4.00%
Tier 1 risk-based	11.30%	6.00%	4.00%	11.06%	6.00%	4.00%
Total risk-based	12.56%	10.00%	8.00%	12.32%	10.00%	8.00%

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At March 31, 2010, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Index

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first three months of 2010.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

No material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.   Removed & Reserved

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

TOWER FINANCIAL CORPORATION

Dated: May 14, 2010	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: May 14, 2010	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer