Form 10-Q
period 2010-06-30
TOWER FINANCIAL CORP
filed 2010-08-04
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of August 4, 2010: 4,256,545.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2010 (unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$14,405,724	$19,861,434
Short-term investments and interest-earning deposits	1,712,645	1,259,197
Federal funds sold	1,098,535	3,543,678
Total cash and cash equivalents	17,216,904	24,664,309

Securities held to maturity, at cost (fair value of $5,792,378 and $4,635,616 in 2010 and 2009, respectively)	5,655,990	4,495,977
Securities available for sale, at fair value	89,546,114	85,179,160
FHLB and FRB stock	4,325,800	4,250,800
Loans held for sale	1,663,315	3,842,089

Loans	509,656,449	527,333,461
Allowance for loan losses	(12,718,300)	(11,598,389)
Net loans	496,938,149	515,735,072
	-	-
Premises and equipment, net	8,641,955	8,011,574
Accrued interest receivable	2,532,448	2,439,859
Bank owned life insurance	13,279,982	13,046,573
Other real estate owned (OREO)	6,185,563	4,634,089
Prepaid FDIC Insurance	3,864,053	4,777,797
Other assets	8,476,492	9,081,759

Total assets	$658,326,765	$680,159,058

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$84,994,979	$95,027,233
Interest-bearing	479,992,858	473,353,118
Total deposits	564,987,837	568,380,351
	-	-
Federal Home Loan Bank (FHLB) advances	22,500,000	43,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	886,520	480,885
Other liabilities	3,475,777	3,634,713
Total liabilities	609,377,134	633,222,949

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 18,300 shares issued and outstanding at June 30, 2010 and December 31, 2009	1,788,000	1,788,000
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,155,432 issued; and 4,090,432 shares outstanding at June 30, 2010 and December 31, 2009	39,859,103	39,835,648
Treasury stock, at cost, 65,000 shares at June 30, 2010 and December 31, 2009	(884,376)	(884,376)
Retained earnings	6,521,934	5,286,808
Accumulated other comprehensive income, net of tax of $857,712 at June 30, 2010 and $468,803 at December 31, 2009	1,664,970	910,029
Total stockholders' equity	48,949,631	46,936,109

Total liabilities and stockholders' equity	$658,326,765	$680,159,058

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2010 and 2009

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest income:
Loans, including fees	$6,826,902	$7,099,710	$13,709,904	$14,147,664
Securities - taxable	662,823	781,080	1,301,914	1,414,797
Securities - tax exempt	255,223	243,046	499,774	469,329
Other interest income	6,122	2,708	12,370	9,553
Total interest income	7,751,070	8,126,544	15,523,962	16,041,343
Interest expense:
Deposits	1,727,772	2,803,694	3,487,270	5,646,584
Short-term borrowings	111	1,082	111	990
FHLB advances	142,854	216,680	312,712	467,028
Junior subordinated debt	283,071	283,071	563,297	563,297
Total interest expense	2,153,808	3,304,527	4,363,390	6,677,899
Net interest income	5,597,262	4,822,017	11,160,572	9,363,444
Provision for loan losses	1,100,000	6,550,000	2,440,000	7,510,000
Net interest income after provision
for loan losses	4,497,262	(1,727,983)	8,720,572	1,853,444
Noninterest income:
Trust and brokerage fees	889,681	806,067	1,772,647	1,673,956
Service charges	280,053	283,483	570,439	541,316
Loan broker fees	167,069	195,403	284,569	333,681
Gain on sale/calls of securities	41,708	3,861	42,548	195,012
Other-than-temporary loss:
Total impairment loss	(14,278)	(47,656)	(24,868)	(169,899)
Loss recognized in other comprehensive income	-	-	-	122,243
Net impairment loss recognized in earnings	(14,278)	(47,656)	(24,868)	(47,656)
Other income	369,916	357,790	686,508	691,942
Total noninterest income	1,734,149	1,598,948	3,331,843	3,388,251
Noninterest expense:
Salaries and benefits	2,273,975	2,644,960	4,661,051	5,367,409
Occupancy and equipment	630,224	692,810	1,259,502	1,391,402
Marketing	144,975	134,215	241,667	278,872
Data processing	116,300	327,443	425,212	621,452
Loan and professional costs	421,030	383,196	859,437	695,140
Office supplies and postage	71,103	73,489	134,292	170,546
Courier services	55,790	58,472	111,124	119,907
Business development	99,832	165,765	178,840	266,762
Communication	58,502	44,321	94,861	88,239
FDIC insurance premiums	490,467	679,308	992,672	958,798
OREO expenses and write-downs	945,519	1,012,683	1,001,316	1,055,170
Other expense	334,619	241,219	587,528	437,455
Total noninterest expense	5,642,336	6,457,881	10,547,502	11,451,152
Income (loss) before income taxes	589,075	(6,586,916)	1,504,913	(6,209,457)
Income taxes expense (benefit)	74,985	(2,491,436)	269,787	(2,524,202)

Net income (loss)	$514,090	$(4,095,480)	$1,235,126	$(3,685,255)

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2010 and 2009

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net income (loss):	$514,090	$(4,095,480)	$1,235,126	$(3,685,255)

Other comprehensive income (loss) net of tax:
Unrealized appreciation (depreciation) on available for sale securities	447,894	(298,167)	754,941	(124,391)
Unrealized gain (loss) on cash flow hedge	-	57,558	-	116,905
Total comprehensive income (loss)	$961,984	$(4,336,089)	$1,990,067	$(3,692,741)

Basic earnings (loss) per common share	$0.13	$(1.00)	$0.30	$(0.90)
Diluted earnings (loss) per common share	$0.12	$(1.00)	$0.28	$(0.90)
Average common shares outstanding	4,090,432	4,090,432	4,090,432	4,090,399
Average common shares and dilutive potential common shares outstanding	4,394,419	4,090,432	4,394,419	4,090,399

Dividends declared per share	$-	$-	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2010 and 2009 (unaudited)

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2009	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income (loss) for 2009			(3,685,255)			(3,685,255)

Other Comprehensive Income (Loss) (See Note 4)				(7,486)		(7,486)
Total Comprehensive Income (Loss)						(3,692,741)

Stock based compensation expense		36,850				36,850

Balance, June 30, 2009	$-	$39,803,592	$7,210,469	$(167,436)	$(884,376)	$45,962,249

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			1,235,126			1,235,126

Other Comprehensive Income (See Note 4)				754,941		754,941
Total Comprehensive Income						1,990,067

Stock based compensation expense		23,455				23,455

Balance, June 30, 2010	$1,788,000	$39,859,103	$6,521,934	$1,664,970	$(884,376)	$48,949,631

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2010 and 2009

	(unaudited)	(unaudited)
	Six Months ended	Six Months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,235,126	$(3,685,255)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	738,401	687,346
Provision for loan losses	2,440,000	7,510,000
Stock based compensation expense	23,455	36,850
Earnings on life insurance	(233,409)	(219,469)
Gain on sale of securities AFS	(42,548)	(195,012)
Gain on settlement of interest rate floor	-	(312,656)
Loss on disposal of premises and equipment	678	231
Impairment on AFS securities	24,868	47,656
Loans originated for sale	(9,331,135)	(14,961,125)
Proceeds from sale of loans	11,509,909	11,599,018
Loss on sale and write-down of OREO	876,805	1,009,151
Change in accrued interest receivable	(92,589)	152,380
Change in other assets	1,130,101	(3,046,532)
Change in accrued interest payable	405,635	(119,763)
Change in other liabilities	(158,936)	341,906
Net cash from operating activities	8,526,361	(1,155,274)
Cash flows from investing activities:
Net change in loans	13,574,850	(3,617,775)
Purchase of securities AFS	(18,272,067)	(14,029,392)
Proceeds from calls and maturities of securities AFS	11,944,067	8,108,024
Purchase of securities HTM	(1,721,320)	(4,720,914)
Proceeds from calls and maturities of securities HTM	611,105	-
Proceeds on sale of other real estate owned	353,795	630,788
Proceeds from sale of securities AFS	2,738,144	6,022,315
Purchase of FHLB stock	(75,000)	-
Purchase of premises and equipment	(1,034,826)	(88,850)
Net cash from investing activities	8,118,748	(7,695,804)
Cash flows from financing activities:
Net change in deposits	(3,392,514)	8,356,634
Net change in short term FHLB advances	(12,000,000)	2,800,000
Repayment of FHLB fixed rate advances	(8,700,000)	(18,000,000)
Net cash from (used in) financing activities	(24,092,514)	(6,843,366)
Net change in cash and cash equivalents	(7,447,405)	(15,694,444)
Cash and cash equivalents, beginning of period	24,664,309	31,576,373
Cash and cash equivalents, end of period	$17,216,904	$15,881,929

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,957,755	$6,797,662
Income taxes	700,000	1,265,000
Noncash items:
Transfer of loans to other real estate owned	2,782,073	3,039,655

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2010 and its consolidated results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented.  The results for the period ended June 30, 2010 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and  2008 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

Note 3 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding  amounts of unrealized gains and losses therein:

		June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$4,752,652	$90,590	$-	$4,843,242
Obligations of states and political subdivisions	31,561,520	1,113,530	(87,818)	32,587,232
Mortgage-backed securities (residential)	45,856,742	1,586,757	(183,508)	47,259,991
Mortgage-backed securities (commercial)	4,621,176	224,473	-	4,845,649
Collateralized debt obligations	231,342	-	(221,342)	10,000
Total available for sale securities	$87,023,432	$3,015,350	$(492,668)	$89,546,114

Held to maturity securities:
Mortgage-backed securities (residential)	5,655,990	164,488	(28,100)	5,792,378
Total held to maturity securities	5,655,990	164,488	(28,100)	5,792,378

Total Securities	$92,679,422	$3,179,838	$(520,768)	$95,338,492

		December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$8,241,408	$114,962	$(68,987)	$8,287,383
Obligations of states and political subdivisions	26,707,619	644,961	(150,035)	27,202,545
Mortgage-backed securities (residential)	43,664,429	1,288,946	(296,377)	44,656,998
Mortgage-backed securities (commercial)	4,955,530	71,629	(4,925)	5,022,234
Collateralized debt obligations	231,342	-	(221,342)	10,000
Total available for sale securities	$83,800,328	$2,120,498	$(741,666)	$85,179,160

Held to maturity securities:
Mortgage-backed securities (residential)	4,495,977	139,639	-	4,635,616
Total held to maturity securities	4,495,977	139,639	-	4,635,616

Total Securities	$88,296,305	$2,260,137	$(741,666)	$89,814,776

Index

The fair values of debt securities available for sale and held to maturity at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
	6/30/2010
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$713,783
Due after one to five years	2.84%	1,398,307	1,424,890
Due after five to ten years	2.58%	2,654,345	2,704,569
Total Agencies	2.76%	$4,752,652	$4,843,242

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.80%	$45,856,742	$47,259,991
Mortgage-backed securities (commercial)	3.94%	4,621,176	4,845,649
	3.81%	$50,477,918	$52,105,640
Obligations of state and political subdivisions:
Due in one year or less	5.03%	$95,000	$95,005
Due after one to five years	4.92%	2,469,896	2,571,296
Due after five to ten years	5.45%	10,441,079	10,906,825
Due after ten years	6.13%	18,555,545	19,014,106
Total Obligations of state and political subdivisions	5.80%	$31,561,520	$32,587,232

Collateralized debt obligations
Due after ten years	1.39%	$231,342	$10,000

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	5.09%	$5,655,990	$5,792,378

	12/31/2009
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due after one to five years	3.53%	$4,786,251	$4,840,794
Due after five to ten years	3.44%	2,393,069	2,416,589
Due after ten years	2.55%	1,062,088	1,030,000
Total Agencies	3.38%	$8,241,408	$8,287,383

Mortgage-backed securities:
Mortgage-backed securities (residential)	4.14%	$43,664,429	$44,656,998
Mortgage-backed securities (commercial)	3.65%	4,955,530	5,022,234
	4.09%	$48,619,959	$49,679,232
Obligations of state and political subdivisions:
Due in one year or less	3.40%	$190,000	$191,449
Due after one to five years	3.65%	1,935,646	1,982,218
Due after five to ten years	4.23%	7,804,309	7,984,641
Due after ten years	4.27%	16,777,664	17,044,237
Total Obligations of state and political subdivisions	4.21%	$26,707,619	$27,202,545

Collateralized debt obligations
Due after ten years	1.10%	$231,342	$10,000

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	4.89%	$4,495,977	$4,635,616

Index

Proceeds from securities sold or called classified as available for sale totaled $5.0 million and $6.0 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  Gross gains realized were $42,548 and $195,012, with an approximate tax expense of $14,466 and $66,304, as of June 30, 2010 and June 30, 2009, respectively.  There were no gross losses realized on the sale of available for sale securities during the six month periods ending June 30, 2010 and June 30, 2009.

Securities with a carrying value of $1.8 million and $2.4 million were pledged to secure borrowings from the FHLB at June 30, 2010 and December 31, 2009, respectively.   Securities with a carrying value of $4.3 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at June 30, 2010 and December 31, 2009, respectively.  Securities with a carrying value of $3.7 million and $5.6 million were pledged at Wells Fargo and securities with a carrying value of $5.4 million and $3.8 million were pledged at the First Tennessee Bank to secure federal funds lines of credit at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, we were also pledged to First Merchants Bank and Pacific Coast Bankers’ Bank in the amounts of $2.5 million and $8.5 million, respectively, to secure federal funds lines of credit.  At June 30, 2010, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at June 30, 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total

		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,021,930	(6,049)	3,801,412	(81,769)	4,823,342	(87,818)
Mortgage-backed securities (residential)	3,547,997	(26,811)	479,529	(156,697)	4,027,526	(183,508)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total available for sale securities	$4,569,927	$(32,860)	$4,290,941	$(459,808)	$8,860,868	$(492,668)

Held to maturity securities:
Mortgage-backed securities (residential)	1,545,977	(28,100)	-	-	1,545,977	(28,100)
Total held to maturity securities	$1,545,977	$(28,100)	$-	$-	$1,545,977	$(28,100)

Total temporarily impaired	$6,115,904	$(60,960)	$4,290,941	$(459,808)	$10,406,845	$(520,768)

Securities with unrealized losses at December 31, 2009 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total

		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale securities:
U.S. Government agency debt obligations	$2,656,626	$(68,987)	$-	$-	$2,656,626	$(68,987)
Obligations of states and political subdivisions	2,450,819	(25,413)	2,899,366	(124,622)	5,350,185	(150,035)
Mortgage-backed securities (residential)	7,225,027	(64,868)	468,665	(231,509)	7,693,692	(296,377)
Mortgage-backed securities (commercial)	1,497,108	(4,925)	-	-	1,497,108	(4,925)
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total available for sale securities	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Held to maturity securities:
Mortgage-backed securities (residential)	-	-	-	-	-	-
Total held to maturity securities	$-	$-	$-	$-	$-	$-

Total temporarily impaired	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Index

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management does not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery.  The fair value is expected to recover as the bonds approach their maturity and/or as market rates continue to decline.

As of June 30, 2010, Tower Financial Corporation’s security portfolio consisted of 196 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At June 30, 2010, approximately 89.5% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

In the first six months of 2010, we purchased $1.7 million of non-agency backed CMO investments, in addition to the $4.7 million purchased during the second quarter of 2009. These investments were purchased as loan alternatives. The bonds are classified as held to maturity as we have no intention of using the securities for liquidity purposes. The held to maturity securities purchased all had AAA rating from Standard & Poors. These bonds make up 11.53% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At June 30, 2010, the fair value of the investment was $479,529 and the book value was $636,226.  The investment was rated Caa1 by Moody’s and CCC by S&P.  At December 31, 2009, the fair value of the investment was $468,665 and the book value was $700,174.  The investment was rated Caa1 by Moody’s and CCC by S&P.

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

	June 30	March 31	December 31	September 30	June 30	March 31
	2010	2010	2009	2009	2009	2009
Delinquency 60+	19.13%	20.50%	20.30%	18.03%	16.76%	14.38%
Delinquency 90+	17.38%	18.20%	17.65%	14.82%	13.68%	11.39%
Other Real Estate Owned	0.17%	1.27%	1.32%	0.84%	1.51%	0.32%
Foreclosure	10.79%	11.43%	11.38%	10.64%	7.77%	6.85%
Bankruptcy	3.35%	3.87%	3.36%	2.60%	0.31%	0.31%

We utilized Intex data to determine the default assumptions for all loans that are classified as “past due,” OREO or in foreclosure. A 50% severity rate was assumed on all defaults. This number was derived from the pool average over the last 12 months. The default rate differs for each State based on the severity of that State’s home price depreciation and the number of days the loan is past due.  Any foreclosure or loan classified as OREO is immediately liquidated at a 50% severity. The current loan category is stratified by FICO scores and the level of asset documentation (full documentation, low documentation, or no documentation). The Loan Performance Database driven by Intex data is mined for historical probabilities of loans meeting these characteristics moving into default. This was done for 2006, 2007, and 2008 periods. The average default rate is then calculated, as well as its standard deviation. Two standard deviations are then added to this mean to derive the current loan CDR assumptions; representing what management feels is a “stressed” scenario. We used the yield at the time of purchase as the discount rate for the cash flow analysis. At the time of purchase the bond was yielding 6%. Therefore, all cash flows in the OTTI analysis were discounted by 6% to get a present value. To determine the fair value, we surveyed two bond desks to see what yield it would take to sell the bond in the open market. Both desks said it would take a yield of 12%-15% to get someone to buy this bond. Management decided to use the conservative figure and discounted the cash flows by 15%. The two bond desks that were surveyed are Sterne Agee and Performance Trust.

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $45,637 through June 30, 2010.  We had previously recorded impairment of $31,359 as of March 31, 2010, therefore an OTTI charge of $14,278 was recorded during the second quarter 2010.

Index

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV, a pooled $877.4 million book value security at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation. At June 30, 2010, the fair value of the investment was $10,000 and the book value was $231,342.  At December 31, 2009, the fair value of the investment was $10,000 and the book value was $231,342.  The investment was rated Ca by Moody’s and C by Fitch at June 30, 2010 and December 31, 2009.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of June 30, 2010, the amount of deferrals and defaults was $271.6 million, or 31.0% of the total pool.  Of the total $877.4 million of original collateral, $605.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000
March 31, 2010	-	-
June 30, 2010	-	-

*$25.0 million of defaults at December 31, 2009 were reported as deferrals in September 30, 2009

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying loans or trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  This investment had OTTI of approximately 73.0% or $730,000 through December 31, 2009.  Upon completion of the June 30, 2010 analysis, no additional OTTI was recorded on this investment during the first two quarters of 2010 as the projected cashflows had slightly improved.

Index

Note 4 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30
	2010	2009
Net Income (Loss)	$514,090	$(4,095,480)
Change in securities available-for-sale:
Unrealized holding gains on securities for which other-than-temporary-impairment
has been recorded	68,788	30,690
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	14,278	47,656
Unrealized holding gains recorded in other comprehensive income	83,066	78,346

Unrealized gains (losses) on interest rate floor	-	(132,134)
Unrealized holding gains (losses) on available-for-sale securities	637,269
arising during the period		(278,354)
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	219,343
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(41,708)	(3,861)
Net unrealized gains (losses)	595,561	(195,006)
Income tax expense (benefit)	230,733	123,949
Total other comprehensive income (loss)	447,894	(240,609)
Comprehensive Income (Loss)	$961,984	$(4,336,089)

	Six months ended June 30
	2010	2009
Net Income (Loss)	$1,235,126	$(3,685,255)
Change in securities available-for-sale:
Unrealized holding gains on securities for which other-than-temporary-impairment
has been recorded	49,944	(169,899)
Other-than-temporary impairment on available-for-sale securities
associated with credit losses realized in income	24,868	47,656
Unrealized holding gains recorded in other comprehensive income	74,812	(122,243)

Unrealized gains (losses) on interest rate floor	-	445,505
Unrealized holding gains (losses) on available-for-sale securities	1,111,586
arising during the period		128,785
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	(268,376)
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(42,548)	(195,012)
Net unrealized gains (losses)	1,069,038	110,902
Income tax expense (benefit)	388,909	3,855
Total other comprehensive income (loss)	754,941	(7,486)
Comprehensive Income (Loss)	$1,990,067	$(3,692,741)

Index

Note 5 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 79,404 and 123,934 for the three-month period and 79,404 and 123,934 for the six-month period ended June 30, 2010 and 2009, respectively.  The Company also has preferred stock which can be converted at the option of the shareholders into 303,987 and 0 shares of common stock as of June 30, 2010 and June 30, 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Basic
Net income (loss)	$514,090	$(4,095,480)	$1,235,126	$(3,685,225)
Less: Preferred stock dividends	-	-	-	-
Net income (loss) available to common stockholders	$514,090	$(4,095,480)	$1,235,126	$(3,685,225)
Weighted average common shares outstanding	4,090,432	4,090,432	4,090,432	4,090,399
Basic earnings (loss) per common share	$0.13	$(1.00)	$0.30	$(0.90)

Diluted
Net income (loss)	$514,090	$(4,095,480)	$1,235,126	$(3,685,225)
Less: Preferred stock dividends	-	-	-	-
Net income (loss) available to common stockholders	$514,090	$(4,095,480)	$1,235,126	$(3,685,225)
Weighted average common shares outstanding	4,090,432	4,090,432	4,090,432	4,090,399
Add: dilutive effect of stock options	-	-	-	-
Add: dilutive effect of assumed preferred stock conversion	303,987	-	303,987	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,394,419	4,090,432	4,394,419	4,090,399
Diluted earnings (loss) per common share	$0.12	$(1.00)	$0.28	$(0.90)

Note 6 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 79,404 remain outstanding as of June 30, 2010.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with accounting standards was $0 and $13,394 for the six months ended June 30, 2010 and June 30, 2009, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

A summary of the option activity under the Plans as of June 30, 2010 and changes during the six-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2010	91,404	$13.31	3.49

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	(12,000)	13.47	-

Outstanding at June 30, 2010	79,404	13.29	3.15	-

Vested or expected to vest at June 30, 2010	79,404	13.29	3.15	-

Exercisable at June 30, 2010	79,404	13.29	3.15	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of June 30, 2010 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2010, 9,750 restricted shares are outstanding under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 12, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with accounting standards was $23,455 for the six months ended June 30, 2010.  Future expense related to this award will be $23,455 for the remainder of 2010, $46,910 for 2011, and $14,062 in 2012.

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

Index

Information reported internally for performance assessment follows:

	As of and for the three months ending June 30, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,864,666	$15,667	$(283,071)	$-	$5,597,262

Non-interest income	995,270	892,762	924,656	(1,078,539)	1,734,149

Non-interest expense	4,825,817	656,175	160,344	-	5,642,336

Noncash items
Provision for loan losses	1,100,000	-	-	-	1,100,000
Depreciation/Amortization	369,912	8,547	-	-	378,459

Income tax expense(benefit)	133,786	88,656	(147,457)	-	74,985

Segment Profit	800,333	163,598	628,698	(1,078,539)	514,090

Balance Sheet Information
Segment Assets	661,201,532	6,106,671	71,867,708	(80,849,146)	658,326,765

	As of and for the six months ending June 30, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,691,932	$31,937	$(563,297)	$-	$11,160,572

Non-interest income	1,896,089	1,779,495	1,935,905	(2,279,646)	3,331,843

Non-interest expense	8,976,552	1,255,457	315,493	-	10,547,502

Noncash items
Provision for loan losses	2,440,000	-	-	-	2,440,000
Depreciation/Amortization	720,757	17,644	-	-	738,401

Income tax expense(benefit)	368,315	194,092	(292,620)	-	269,787

Segment Profit	1,803,154	361,883	1,349,735	(2,279,646)	1,235,126

Balance Sheet Information
Segment Assets	661,201,532	6,106,671	71,867,708	(80,849,146)	658,326,765

Index

	As of and for the three months ending June 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,081,444	$23,644	$(283,071)	$-	$4,822,017

Non-interest income	776,511	812,741	(3,718,656)	3,728,352	1,598,948

Non-interest expense	5,559,187	589,199	309,495	-	6,457,881

Noncash items
Provision for loan losses	6,550,000	-	-	-	6,550,000
Depreciation/Amortization	323,260	9,921	-	-	333,181

Income tax expense(benefit)	(2,347,966)	72,272	(215,742)	-	(2,491,436)

Segment Profit	(3,903,266)	174,914	(4,095,480)	3,728,352	(4,095,480)

Balance Sheet Information
Segment Assets	682,144,241	6,284,513	67,859,336	(69,981,081)	686,307,009

	As of and for the six months ending June 30, 2009
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$9,878,814	$47,927	$(563,297)	$-	$9,363,444

Non-interest income	1,737,926	1,685,797	(2,962,404)	2,926,932	3,388,251

Non-interest expense	9,685,144	1,192,264	573,744	-	11,451,152

Noncash items
Provision for loan losses	7,510,000	-	-	-	7,510,000
Depreciation/Amortization	667,473	19,873	-	-	687,346

Income tax expense(benefit)	(2,301,535)	191,523	(414,190)	-	(2,524,202)

Segment Profit	(3,276,869)	349,937	(3,685,255)	2,926,932	(3,685,255)

Balance Sheet Information
Segment Assets	682,144,241	6,284,513	67,859,336	(69,981,081)	686,307,009

Index

Note 8 – Loans and Allowance for Loan Losses

Loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Balance	%	Balance	%

Commercial	$243,583,103	47.8%	$251,773,047	47.7%
Commercial real estate	129,901,285	25.5%	132,355,208	25.1%
Residential real estate	81,928,304	16.1%	86,679,947	16.4%
Home equity	39,571,519	7.7%	40,042,804	7.6%
Consumer	14,767,000	2.9%	16,648,679	3.2%
Total loans	509,751,211	100.0%	527,499,685	100.0%
Net deferred loan costs (fees)	(94,762)		(166,224)
Allowance for loan losses	(12,718,300)		(11,598,389)

Net loans	$496,938,149		$515,735,072

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2010	2009

Beginning balance, January 1	$11,598,389	$10,654,879
Provision expense	2,440,000	7,510,000
Charge-offs	(1,448,727)	(4,236,678)
Recoveries	128,638	176,873

Ending balance, June 30	$12,718,300	$14,105,074

Net charge-offs to average loans (annualized)	0.51%	1.46%

The table below summarizes the allowance allocations by type as of the indicated dates:

	June 30, 2010	December 31, 2009

Specific allocations	$5,195,500	$5,250,000
Loan pool percentage allocations	7,454,000	6,296,000
Unallocated	68,800	52,389

Total allowance for loan losses	$12,718,300	$11,598,389

Index

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2010	December 31, 2009

Loans past due over 90 days and still accruing	$2,185,168	$561,136
Restructured loans	1,861,734	1,915,127
Nonaccrual loans	10,414,369	13,466,165
Total nonperforming loans	$14,461,271	$15,942,428
Other real estate owned*	6,185,563	4,634,089
Impaired Securities	489,529	478,665
Total nonperforming assets	$21,136,363	$21,055,182

Nonperforming assets to total assets	3.21%	3.10%

Nonperforming loans to total loans	2.84%	3.02%

*Several purchase agreements were entered into in June and July 2010. Upon closing, the sales will result in a decrease in other real estate owned by $3.5 million upon closing, which is expected in the third quarter. A valuation allowance has been recorded for these properties at June 30, 2010 based on the estimated losses from the sales and no further losses are expected upon closing on these properties.

Impaired loans were as follows:

	As of and for the	As of and for the
	three months ended	year months ended
	June 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$10,028,825	$9,776,211
Loans with allocated allowance for loan losses	13,935,031	13,674,754
Total Impaired Loans	$23,963,856	$23,450,965

Amount of allowance for loan losses allocated	$3,674,321	$3,825,000

Average impaired loans during the period	$25,652,787	$25,424,530

Interest recognized on impaired loans	$382,907	$938,621

Cash-basis interest income recognized	$382,907	$938,621

Index

Note 9 – Federal Home Loan Bank
Advances from the Federal Home Loan Bank (“FHLB”) were:

	June 30, 2010	December 31, 2009

2.29% bullet advance, principal due at maturity March 22, 2010	-	2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	-	1,500,000
0.47% variable rate advance, principal due at maturity May 24, 2010	-	15,000,000
0.47% variable rate advance, principal due at maturity June 16, 2010	-	12,000,000
3.63% bullet advance, principal due at maturity June 28, 2010	-	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	-	1,200,000
0.47% variable rate advance, principal due at maturity December 6, 2010	2,000,000	-
0.47% variable rate advance, principal due at maturity December 20, 2010	6,000,000	-
0.47% variable rate advance, principal due at maturity December 27, 2010	7,000,000	-
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$22,500,000	$43,200,000

Of the total FHLB borrowings at June 30, 2010 and December 31, 2009 no fixed rate bullet advances had callable options.

At June 30, 2010 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2010	15,000,000
2011	3,500,000
2012	2,000,000
2013	2,000,000
2014	-
$22,500,000

Note 10 – Fair Value Measurement

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Collateral debt obligations such as Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at June 30, 2010 and December 31, 2009 using Level 3 inputs.  We also had one mortgage backed security that was classified as a level 3 input at June 30, 2010 and December 31, 2009 due to the decline in the market activity for this security.

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$4,843,242	-	-	$4,843,242
Obligations of states and political
subdivisions	-	32,587,232	-	32,587,232
Mortgage-backed securities (residential)	46,780,462	-	479,529	47,259,991
Mortgage-backed securities (commercial)	2,748,399	2,097,250	-	4,845,649
Collateralized debt obligations	-	-	10,000	10,000
Total	$54,372,103	$34,684,482	$489,529	$89,546,114

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$8,287,383	$-	$-	$8,287,383
Obligations of states and political
subdivisions	-	27,202,545	-	27,202,545
Mortgage-backed securities (residential)	44,188,333	-	468,665	44,656,998
Mortgage-backed securities (commercial)	2,932,234	2,090,000	-	5,022,234
Collateralized debt obligations	-	-	10,000	10,000
Total	$55,407,950	$29,292,545	$478,665	$85,179,160

The following table represents the changes in the Level 3 fair-value category for the period ended June 30, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities	Available-for-sale securities
For the three months ended	June 30, 2010	June 30, 2009

Beginning Balance, April 1	$440,232	$37,655
Principal paydowns	(19,491)	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	5,708
Credit loss recognized in earnings	(14,278)	(47,656)
Included in other comprehensive income	83,066	78,346
Ending Balance, June 30	$489,529	$74,053

Index

	Available-for-sale securities	Available-for-sale securities
For the six months ended	June 30, 2010	June 30, 2009

Beginning Balance, January 1	$478,665	$230,900
Principal paydowns	(39,080)	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	13,052
Credit loss recognized in earnings	(24,868)	(47,656)
Included in other comprehensive income	74,812	(122,243)
Ending Balance, June 30	$489,529	$74,053

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	6,532,719	6,532,719
Other real estate owned	-	-	5,283,437	5,283,437

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	6,095,793	6,095,793
Other real estate owned	-	-	1,932,200	1,932,200

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.4 million, with a valuation allowance of $1.9 million at June 30, 2010, resulting in an additional provision for loan losses of $448,000 for the three months ended June 30, 2010 and $1.0 million for the six months ended June 30, 2010, compared to additional provisions for impaired loans of $2.0 million in the second quarter 2009.  Impaired loans with a carrying amount totaling $5.5 million at June 30, 2010 and $5.7 million at December 31, 2009 were excluded from the chart above as these were measured using the present value of expected future cashflows, which is not considered fair value.  The increase in the valuation allowance during the first six months of 2009 was primarily due to the depreciation in value of the collateral on three impaired commercial real estate loan relationships causing an increase in specific reserves by $3.6 million.  The decrease in carrying value is due to charging down three commercial and two commercial real estate loan relationships by $3.9 million.  At December 31, 2009, impaired loans had a carrying amount of $8.0 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.8 million for the year ended December 31, 2009.  The increase in other real estate owned from December 31, 2009 to June 30, 2010 was primarily due to the foreclosure of a $2.1 million commercial real estate loan and a $572,227 residential real estate loan.  Reporting other real estate owned at fair value resulted in additional noninterest expense of $862,190 for the three months and six months ended June 30, 2010.  For the year ending December 31, 2009, reporting other real estate owned at fair value resulted in additional noninterest expense of $1.1 million.

Index

In accordance with accounting standards the carrying values and estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$17,216,904	$17,216,904	$24,664,309	$24,664,309
Securities held to maturity	5,655,990	5,792,378	4,495,977	4,635,616
Securities available for sale	89,546,114	89,546,114	85,179,160	85,179,160
FHLBI and FRB stock	4,325,800	N/A	4,250,800	N/A
Loans held for sale	1,663,315	1,663,315	3,842,089	3,842,089
Loans, net	496,938,149	498,681,027	515,735,072	518,357,191
Accrued interest receivable	2,532,448	2,532,448	2,439,859	2,439,859
Financial liabilities:
Deposits	$(564,987,837)	$(567,750,117)	$(568,380,351)	$(571,401,464)
FHLB advances	(22,500,000)	(22,790,000)	(43,200,000)	(43,578,410)
Junior subordinated debt	(17,527,000)	(16,948,709)	(17,527,000)	(17,147,380)
Accrued interest payable	(886,520)	(886,520)	(480,885)	(480,885)

Estimated fair value for securities available for sale is consistent with the hierarchy described previously in this Note regarding fair value measurements.  Estimated fair value for held to maturity securities is based on broker’s quoted market prices.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 11 – Subsequent Events

On August 3, 2010, Tower Bank & Trust Company, a subsidiary of Tower Financial Corporation entered into two purchase agreements to sell a large development property that was recorded as other real estate owned at $1.8 million prior to a valuation allowance of $191,750, bringing the carrying value to $1.6 million at the close of the quarter.  The transactions are expected to close during the third quarter 2010 for a net sales price of $1.6 million.  While the Company feels that the fair value of $1.8 that was initially reported was proper, we felt the appropriate decision was to accept these cash offers in order to expedite our efforts to dispose of this property in a timely manner and reduce our non-performing assets.

Although these transactions were executed subsequent to the end of the second quarter, they were executed before the company had filed its financial statements as part of its Quarterly Report on Form 10-Q.  As such, Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”) accounting rules require that any losses associated with these transactions get included in our second quarter results.  The after-tax loss associated with these transactions was $114,607 and has been reflected in our June 30, 2010 financial results herein. Therefore, as a result of this revision, the company’s net earnings for the quarter ended June 30, 2010 have been revised to $514,090, or $0.12 per diluted share - down from the $628,697, or $0.14 per diluted share – as previously reported on July 22, 2010.

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2010 and December 31, 2009 and results of operations for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Net Income for the first six months in 2010 was $1.2 million.  The $4.9 million increase in net income was due to primarily to an increase in net interest income of $1.8 million, or 19.2%, a decrease of $903,650 in non-interest expense and a decrease in loan loss provision expense of $5.1 million.

Net interest income increased due to a 76 basis point improvement in the net interest margin, offset by a decrease in average earning assets of $36.8 million.  The net interest margin for the first six months of 2010 was 3.69%, compared to 2.93% in the first six months of 2009.  Operating expenses decreased by $903,650, or 7.9%, in first six months of 2010 compared to the first six months of 2009, primarily due to a $706,358 decrease in employment expenses and a $196,240 decrease in data processing expenses.  While total FDIC expenses only increased by $33,874 from the first six months in 2009, there was no industry wide special assessment as in prior year, which added $315,000 additional expense to the normal premiums in 2009.  In comparison to the first six months in 2009, regular FDIC premiums increased $348,874 in 2010.   Most other expense categories showed a decrease from the first six months of 2009 to the first six months of 2010, each of which was less than $150,000, including occupancy and equipment, business development, and marketing expenses.  These decreases were partially offset by small increases in loan and professional costs and communication expenses.

Total assets decreased by $21.8 million from December 31, 2009 to June 30, 2010.  The decrease in total assets was primarily due to a decrease in net loans of $18.8 million and cash and cash equivalents of $7.4 million.  The decrease in loans came primarily from the commercial and industrial (C&I) portfolio, which decreased by $8.2 million, and the residential real estate loan portfolio, which decreased $4.8 million.  The decrease in loans was offset by an increase in long-term investments of $5.5 million.

Total deposits decreased by $3.4 million, or 0.6% to $565.0 million as of June 30, 2010, primarily due to a reduction of $10.0 million in non-interest bearing accounts, $4.4 million in money market accounts, $16.3 million in certificate of deposits under $100,000, and $12.8 million in certificate of deposits greater than $100,000.  These decreases were offset by increases in interest bearing checking, savings, brokered deposit accounts of $9.9 million, $2.8 million, and $27.4 million, respectively.  Brokered deposits are now 17.0% of the total deposit portfolio.  Core deposits decreased by $18.0 million, and now comprise 73.3% of total deposits.

Financial Condition

Total assets were $658.3 million at June 30, 2010 compared to total assets at December 31, 2009 of $680.2 million.  The 3.2% decrease in assets was primarily due to decreases in net loans and cash and cash equivalents of $18.8 million and $7.4 million, respectively.  These decreases were offset by increases in long-term investments of $5.5 million.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $17.2 million at June 30, 2010, a decrease of $7.4 million, or 30.2%.  The large decrease was primarily due to utilizing the cash to increase net interest margin by increasing long-term investments and paying off debt.  Securities available for sale were $89.5 million at the end of the second quarter of 2010, an increase of $4.4 million from December 31, 2009, while securities held to maturity were $5.7 million at June 30, 2010, an increase of $1.2 million from December 31, 2009.  Long-term investments now comprise 15.1% of total assets, as we continue to focus on asset based liquidity and repositioning of the balance sheet.

Loans.  Total loans were $509.7 million at June 30, 2010 reflecting a 3.4% decrease from total loans of $527.3 million at December 31, 2009.   The decline in loans during the first six months of 2010 occurred mainly in the commercial and industrial loan category, which decreased by $8.2 million and in residential real estate loan category, which decreased by $4.8 million.  The remaining loan categories also declined from December 31, 2009, but not to the same extent as specifically listed.

Nonperforming Assets.  Nonperforming assets include nonperforming loans, impaired securities, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have remained about the same at $21.1 million at June 30, 2010 and December 31, 2009.  At June 30, 2010, nonperforming assets increased to 3.2% of total assets compared to 3.1% of total assets at December 31, 2009 primarily due to a $21.8 million decrease in total assets.    While nonperforming assets remained relatively flat, we are seeing a distinct migration of these nonperforming assets as they move from nonperforming loans to other real estate owned.  Nonperforming loans have decreased by $1.5 million from December 31, 2009 primarily due to focusing on the improvement of asset quality versus growth of the loan portfolio.  At June 30, 2010, we had executed purchase agreements on certain OREO properties, which will reduce the balance in OREO by $950,000 upon closing which is expected to be in the third quarter of 2010.  Subsequent to quarter end, we executed purchase agreements that will further reduce the balance by $2.6 million upon closing also expected in the third quarter.  Any losses associated with these transactions are reflected in our financial results for the period ending June 30, 2010.  Total impaired loans at June 30, 2010 were $24.0 million, compared to $23.5 million at December 31, 2009.  At June 30, 2010, management believes it has allocated adequate specific reserves for these risks.

Index

Included in Delinquencies greater than 90 days is an accruing $1.8 million loan that has matured. The Bank has elected not to renew the loan and is seeking collection via legal process.  The loan remains in accruing status because it is further supported by the unlimited guaranty of a third party whose guaranty is fully secured by a mortgage on a performing commercial real estate property that is unrelated to the borrower’s enterprise.  This loan is expected to remain technically nonperforming during the pendency of our legal collection efforts but ultimate collection from the guarantor is not currently in doubt.  If this loan was not required to be reported as nonperforming, we would have experienced a $1.5 million decrease in nonperforming assets.

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

The allowance for loan losses at June 30, 2010 was $12.7 million, or 2.50% of total loans outstanding, an increase of $1.1 million from $11.6 million, or 2.20% of total loans outstanding, at December 31, 2009.   The provision for loan losses during the first six months of 2010 was $2.4 million compared to $7.5 million in the first six months of 2009.  The decrease of $5.1 million relates primarily to fewer charge-offs in the first six months of 2010 compared to the first six months of 2009, which is reflective of management’s focus on improving asset quality.

For the first six months of 2010 we were in a net charge-off position of $1.3 million compared to a net charge-off position of $4.1 million for the first six months of 2009.  The Company continues to build its reserves in response to the decline in the economy over the last few years.  Nonperforming loans decreased by $1.5 million during the first six months of 2010.  The specific allowance allocations decreased by $54,500 to $5.2 million in the second quarter of 2010.  The amount of the allowance allocated for loan pools increased by $1.2 million during the first six months of 2010 to $7.5 million.

Other Assets.   Other assets declined by $664,307, primarily from the decrease in our Federal income tax receivable due to a partial refund received during the first quarter based on our 2009 net loss, offset by estimated taxes payable recorded on our 2010 net income.

Deposits.   Total deposits were $565.0 million at June 30, 2010 compared to total deposits at December 31, 2009 of $568.4 million. The decrease of $3.4 million, or 0.6%, during the first six months of 2010 was reflective of the reduction of $10.0 million in non-interest bearing accounts, $4.4 million in money market accounts, $16.3 million in certificate of deposits under $100,000, and $12.8 million in certificate of deposits greater than $100,000.  These decreases were offset by increases in interest bearing checking, savings, brokered deposit accounts of $9.9 million, $2.8 million, and $27.4 million, respectively.  The increase in interest bearing checking was the net result of an increase in Health Savings Accounts of $16.3 million due to a one-time employer contribution received in the first quarter.  Brokered deposits were $96.1 million at June 30, 2010 and $68.7 million at December 31, 2009.  Core deposits now comprise 73.3% of total deposits, while brokered deposits comprise 17.0% of total deposits as of June 30, 2010.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2010		December 31, 2009
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$84,994,979	15.1%	$95,027,233	16.7%
Interest-bearing checking	99,653,531	17.6%	89,734,976	15.8%
Money market	147,706,398	26.1%	152,091,793	26.8%
Savings	21,071,887	3.7%	18,264,036	3.2%
Time, under $100,000	60,854,616	10.8%	77,202,688	13.6%
Total core deposits	414,281,411	73.3%	432,320,726	76.1%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	54,633,128	9.7%	67,389,262	11.9%
Out-of-market non-core deposits:
Brokered money market deposits	5,000,653	0.9%	-	0.0%
Brokered certificate of deposits	91,072,645	16.1%	68,670,363	12.1%
Total non-core deposits	150,706,426	26.7%	136,059,625	23.9%

Total deposits	$564,987,837	100.0%	$568,380,351	100.0%

Borrowings.   The Company had borrowings in the amount of $22.5 million in Federal Home Loan Bank (“FHLB”) advances at June 30, 2010 and $43.2 million at December 31, 2009.  All FHLB advances are either fixed rate bullet advances or variable rate advances and mature in a range from December 2010 through March 2013.

Other Liabilities.  Other liabilities and accrued interest payable increased $246,699 from December 31, 2009 to June 30, 2010 at $4.4 million.   Interest expense payable increased by $405,635, primarily from the deferral of our first and second quarter interest payments related to our Junior Subordinated debt.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2010 reflected net income of $514,090, or $0.12 per diluted share.   This was a $4.6 million increase from 2009’s second quarter net loss of $4.1 million, or ($1.00) per diluted share.   The operating results for the three-month period ended June 30, 2010 were favorable as we experienced an increase in our net interest income of $775,245, a decrease in loan loss provision of $5.5 million, and a decrease in non-interest expenses of $815,545. Non-interest income increased by $135,201, or 8.5%, from June 30, 2009 to June 30, 2010, due to an $83,614 increase in trust and brokerage fees.  Non-interest expenses decreased primarily due to the a $370,985 decrease in employment expenses, a $211,143 decrease in data processing expenses, and a $188,841 decrease in FDIC insurance premiums.

Performance Ratios	June 30
	2010	2009

Return on average assets *	0.31%	-2.32%
Return on average equity *	4.26%	-32.66%
Net interest margin (TEY) *	3.72%	3.02%
Efficiency ratio	76.96%	100.57%

* annualized

Net Interest Income.   Interest income for the three-month periods ended June 30, 2010 and 2009 was $7.8 million and $8.1 million, respectively, while interest expense for the second quarter was $2.2 million in 2010 and $3.3 million in 2009, resulting in net interest income of  $5.6 million for the second quarter of 2010 and $4.8 million for the second quarter of 2009. The tax equivalent net interest margin for the second quarter of 2010 was 3.72%, while the tax equivalent net interest margin for the second quarter of 2009 was 3.02%.  The improvement in our net interest margin came primarily from a reduction in cost of funding, however our loan yields increased slightly as a result of interest rate floors on variable rate loans implemented since the second quarter of 2009. We also receive our semi-annual dividend on the stock from the Federal Reserve Bank, which increase net interest income by $48,474.  The increase in our net interest margin was offset by a decrease in earning assets of $40.5 million from the second quarter 2009, as the Company purposefully decreased our balance sheet over the past twelve months. While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over the next few quarters as we look to mitigate some of our interest rate risk by locking in funding costs over a longer term, two to ten years.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	(Dollars in Thousands)
	As of and For The Three Month Period Ended
	June 30, 2010			June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and
interest-earning deposits	$2,115	$5	0.95%	$2,438	$-	0.00%
Federal funds sold	2,006	1	0.20%	4,849	3	0.25%
Securities - taxable	71,059	663	3.74%	62,826	781	4.99%
Securities - tax exempt (1)	25,623	386	6.04%	23,421	368	6.30%
Loans held for sale	1,294	-	0.00%	2,190	-	0.00%
Loans	514,962	6,827	5.32%	561,814	7,100	5.07%
Total interest-earning assets	617,059	7,882	5.12%	657,538	8,252	5.03%
Allowance for loan losses	(12,606)			(11,294)
Cash and due from banks	16,057			26,683
Other assets	43,314			35,355
Total assets	$663,824			$708,282
Liabilities and Stockholders' Equity
Interest-bearing checking	$105,376	$88	0.33%	$83,597	$172	0.83%
Savings	19,870	20	0.40%	16,940	16	0.38%
Money market	148,952	317	0.85%	157,684	436	1.11%
Certificates of deposit	212,406	1,303	2.46%	265,507	2,180	3.29%
FHLB advances	24,078	143	2.38%	23,133	217	3.76%
Short-term borrowings	36	-	0.00%	453	1	0.89%
Junior subordinated debt	17,527	283	6.48%	17,527	283	6.49%
Total interest-bearing liabilities	528,245	2,154	1.64%	564,841	3,305	2.35%
Noninterest-bearing checking	83,155			88,921
Other liabilities	4,020			4,217
Stockholders' equity	48,404			50,303
Total liabilities and stockholders' equity	$663,824			$708,282
Net interest income		$5,728			$4,947
Rate spread			3.48%			2.68%

Net interest income as a percent of average earning assets			3.72%			3.02%
(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1,100,000, or 86 basis points, annualized, on average loans during the second quarter of 2010 as compared to $6.6 million, or 471 basis points, annualized, on average loans for the second quarter of 2009.  The allowance for loan losses at June 30, 2010 totaled $12.7 million and was 2.50% of total loans outstanding on that date.  For the three-month period ended June 30, 2010 we were in a net charge-off position of $531,585, or 41 basis points, annualized, on average loans compared to net charge-off of $3.9 million, or 281 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $1.7 million during the second quarter of 2010. This was a $135,201, or 8.5%, increase compared to the second quarter of 2009.  The majority of the increase relates to the increase in trust and brokerage fees by $83,614.  We also saw an increase of $37,847 in the gain on sale of available for sale securities and the reduction in the other-than-temporary-impairment charge by $33,378 compared to the second quarter of 2009.

Noninterest Expense.   Noninterest expense was $5.6 million for the second quarter of 2010 while noninterest expense for the three-month period ended June 30, 2009 was $6.5 million.  The main components of noninterest expense for the second quarter of 2010 were salaries and benefits of $2.3 million, other real estate owned expenses of $945,519, occupancy and equipment costs of $630,224, FDIC insurance premiums of $490,467, and loan and professional expenses in the amount of $421,030.  While we reported a similar level of expenses on other real estate owned in the second quarter of 2009 and 2010, the expenses in 2009 were primarily due to write-downs from a decline in fair value during the period.  The majority of the amount expensed in the second quarter of 2010 reflects writedowns of other real estate owned values at June 30, 2010 that were determined based on expected losses on the sale of other real estate owned per the purchase agreements entered into prior to and subsequent to the period ending June 30, 2010.  Closings on these properties are expected to occur in the third quarter of 2010 and will result in a $3.5 million decrease in other real estate owned, if the closings take place.  We experienced a decrease in several operating expense accounts in the second quarter 2010 compared to the second quarter 2009, including decreases in employment expenses of $370,985, occupancy and equipment of $62,586, and data processing expense of $211,143.  Approximately $100,000 of the reduction in employment expenses related to savings resulting from the retirement of our Chairman in December 2009, while the remaining savings was the net impact of staff reductions that took place primarily in the third and fourth quarter of 2009.  The reduction of occupancy and equipment costs relates to lower depreciation expense, along with the renegotiation of the lease on our headquarters facility.  Our data processing expenses were unusually low in the second quarter primarily due to the credits related with the migration of our core processing system.

Index

Income Taxes.    During the quarters ended June 30, 2010 and 2009, the Company recorded $74,985 and ($2.5) million in income taxes expense and income tax benefit, respectively. The effective tax rate recorded was 12.7% for 2010 as compared to (37.8%) for 2009.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2010 reflected net income of $1.2 million, or $0.28 per diluted share.   This was a $4.9 million increase from 2009’s second quarter net loss of $3.7 million, or ($0.90) per diluted share.  The operating results for the six-month period ended June 30, 2010 were positive as we experienced an increasing net interest margin, improvements in asset quality, and better operating efficiency resulting in lower noninterest expenses. We recorded $5.1 million less in loan loss provision in the first six months of 2010 compared to the same time period in 2009.  Our non-interest income remained relatively flat at $3.3 million for the first six months in 2010 compared to 2009. Non-interest expenses decreased by $903,650, or 7.9%, from June 30, 2009 to June 30, 2010 primarily due a reduction in employment expense of $706,358 coupled with a decrease in data processing expenses of $196,240.

Total revenue, defined as net interest income plus total noninterest income, increased by $1.7 million from the second quarter 2009 to the second quarter 2010 primarily due to no changes in the short-term interest rates.  For the six-month period ended June 30, 2009, net interest income increased 19.2%, while total noninterest income decreased 1.7% from the same period one year ago primarily due to smaller gains recognized on the sale of available for sale securities in 2010 at $42,548 compared to $195,012 in 2009.

Performance Ratios	June 30
	2010	2009

Return on average assets *	0.37%	-1.06%
Return on average equity *	5.20%	-14.83%
Net interest margin (TEY) *	3.69%	2.93%
Efficiency ratio	72.78%	89.80%

* annualized

Net Interest Income.   Interest income for the six-month periods ended June 30, 2010 and 2009 was $15.5 million and $16.0 million, respectively, while interest expense for the second quarter was $4.4 million in 2010 and $6.7 million in 2009, resulting in net interest income of $11.2 million for the first six months of 2010 and $9.4 million for the first six months of 2009.  While short-term interest rates are at their lowest point and have remained that way since December of 2008, we have had time to adjust and to implement a couple of strategies to increase net interest margin, including placing an interest rate floor on our loans and reducing our deposit rates.  We have also had some of our higher priced brokered deposits and FHLB Advances mature and paid down or replaced at lower rates.  The tax equivalent net interest margin for the first six months of 2010 was 3.69%, while the tax equivalent net interest margin for the first six months of 2009 was 2.93%.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Six Month Period Ended
	June 30, 2010			June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and
interest-earning deposits	$2,274	$9	0.80%	$1,996	$-	0.00%
Federal funds sold	2,863	3	0.21%	12,106	9	0.15%
Securities - taxable	71,050	1,302	3.70%	61,206	1,416	4.67%
Securities - tax exempt (1)	25,021	758	6.11%	22,580	709	6.33%
Loans held for sale	1,225	-	0.00%	1,527	-	0.00%
Loans	520,888	13,710	5.31%	560,710	14,148	5.09%
Total interest-earning assets	623,321	15,782	5.11%	660,125	16,282	4.97%
Allowance for loan losses	(12,323)			(11,121)
Cash and due from banks	17,671			18,959
Other assets	42,227			34,393
Total assets	$670,896			$702,356
Liabilities and Stockholders' Equity
Interest-bearing checking	$106,133	$194	0.37%	$84,109	$348	0.83%
Savings	19,511	39	0.40%	17,170	38	0.45%
Money market	149,351	640	0.86%	155,073	917	1.19%
Certificates of deposit	206,311	2,614	2.56%	268,403	4,344	3.26%
Short-term borrowings	18	-	0.00%	226	1	0.89%
FHLB advances	34,421	313	1.83%	24,645	467	3.82%
Junior subordinated debt	17,527	563	6.48%	17,527	563	6.48%
Total interest-bearing liabilities	533,272	4,363	1.65%	567,153	6,678	2.37%
Noninterest-bearing checking	85,693			80,973
Other liabilities	4,018			4,108
Stockholders' equity	47,913			50,122
Total liabilities and stockholders' equity	$670,896			$702,356
Net interest income		$11,419			$9,604
Rate spread			3.46%			2.60%

Net interest income as a percent of average earning assets			3.69%			2.93%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $2.4 million, 94 basis points (annualized) on average loans during first half of 2010 as compared to $7.5 million, or 270 basis points, annualized, on average loans for the first half of 2009.  The primary reason for the decrease in loan provision expense was due to fewer charge-offs in the first half of 2010 compared to the first half of 2009.  We realize that during times of economic declines that a properly structured and performing loan could struggle; therefore, we account for this when the loan is being rated.  The allowance for loan losses at June 30, 2010 totaled $12.7 million and was 2.50% of total loans outstanding on that date.  For the six-month period ended June 30, 2010, we were in a net charge-off position of $1.3 million, or 51 basis points (annualized) on average loans compared to net charge-offs of $4.1 million, or 146 basis points (annualized) on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $3.3 million during the first six months of 2010.  This was a $56,408, or 1.7%, decrease compared to the first six months of 2009.  The majority of the decrease relates to the a smaller net gain on sale of available for sale securities of $42,548 compared to $195,012 in 2009, which was offset by an increase in trust and brokerage fees of $98,691.  Trust and brokerage fees have increased compared to June 30, 2009 primarily due to gaining new clients as the stock market has struggled in producing a consistent return over the past couple of years.  The market decline directly impacts trust and brokerage fees as they are typically determined by the amount of assets under management.

Noninterest Expense.   Noninterest expense was $10.5 million for the first six months of 2010 while noninterest expense for the six-month period ended June 30, 2009 was $11.5 million.  The main components of noninterest expense for the second quarter of 2010 were salaries and benefits of $4.7 million, occupancy and equipment costs of $1.3 million, loan and professional costs of $859,437 and FDIC insurance premiums of $992,672.  We also recorded other-real-estate-owned expenses of $1,001,316, which consist primarily of write-downs and net losses on the sale of other-real-estate-owned totaling $876,805.  While we reported a similar level of expenses on other real estate owned in the second quarter of 2009 and 2010, the expenses in 2009 were primarily due to write-downs from a decline in fair value during the period.  The majority of the amount expensed in the second quarter of 2010 reflects writedowns of other real estate owned values at June 30, 2010 that were determined based on expected losses on the sale of other real estate owned per the purchase agreements entered into prior to and subsequent to the period ending June 30, 2010.  Closings on these properties are expected to occur in the third quarter of 2010 and will result in a $3.5 million decrease in other real estate owned, if the closings take place.  We experienced a decrease in several operating expense accounts in the second quarter 2010 compared to the second quarter 2009, including decreases in employment expenses of $688,255,  data processing expenses of $196,240, occupancy and equipment of $131,900, and business development of $87,922.

Index

Income Taxes.    During the quarters ended June 30, 2010 and 2009, the Company recorded $269,787 and ($2.5 million), in income tax expense and income tax benefit, respectively. The effective tax rate recorded was 17.9% for 2010 as compared to (40.7%) for 2009.  The tax benefit in 2009 is the result of a net loss and excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $3.4 million in total deposits during the first six months of 2010.  Currently, $7.5 million of FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  The remaining $15.0 million of FHLB debt is variable rate with fixed maturity dates, but can be repaid at anytime.  Included in our out-of-market funding base are borrowings from the FHLB and trust preferred securities and brokered deposits, which include both certificate of deposits and money market accounts.  In the aggregate these out-of-market deposits and borrowings represented $136.1 million, or 22.5% of our total funding, at June 30, 2010.  This was up slightly from $111.0 million, or 17.4% at June 30, 2009. Total deposits at June 30, 2010 were $565.0 million and the loan to deposit ratio was 90.2%.   Total borrowings at June 30, 2010 were $40.0 million.  We expect to experience minimal to moderate loan growth in the near-term due current economic conditions, as well as the continuation management’s strategy, which focuses on profitability, rather than growth. We expect to continue funding the majority of any loan growth with in-market sources.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $48.9 million and $46.9 million at June 30, 2010 and December 31, 2009, respectively. Affecting the increase in stockholders’ equity during the first six months of 2010 was $1.2 million in net income and $754,941 in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $23,455 of restricted stock compensation expense.

During the first six months of 2010, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our current agreement with our regulatory agencies, we must first be granted permission by them in order to declare and pay any dividends.

On July 23, 2010, we filed Form 8k to report the sale of 458,342 shares of its Common Stock to eight individuals, including certain members of its Board of Directors, on July 19, 2010.  The subscription agreements set a purchase price for non-directors of $6.30 per share.  For those investors who are members of the Company’s board of directors, the purchase price was $6.35 per share, which was the closing market price at July 16, 2010.  The aggregate purchase price was $2,905,000 and the funds are being held in escrow at Tower Trust Company until the transaction is approved by the Federal Reserve Bank.  This transaction is not included in stockholders’ equity on the balance sheet at June 30, 2010.  The shares were sold in a private placement transaction, exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) and Rule 506 of Regulation D of the Securities Act.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2010			December 31, 2009
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	9.50%	5.00%	4.00%	9.05%	5.00%	4.00%
Tier 1 risk-based	11.62%	6.00%	4.00%	10.90%	6.00%	4.00%
Total risk-based	13.11%	10.00%	8.00%	12.45%	10.00%	8.00%

The Bank
Leverage capital	9.70%	5.00%	4.00%	9.30%	5.00%	4.00%
Tier 1 risk-based	11.79%	6.00%	4.00%	11.06%	6.00%	4.00%
Total risk-based	13.05%	10.00%	8.00%	12.32%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At June 30, 2010, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2010.

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

Item 2.  UNREGISTERED SALE OF SECURITIES (PENDING)

On July 1, 2010, the Company filed a Current Report on Form 8-K, reporting the planned sale, subject to certain closing conditions, of 461,111 shares of its common stock pursuant to subscription agreements with eight individuals, including five members of the Company’s board of directors.  The shares were to be sold in a private placement transaction to purchasers who qualified as accredited investors as defined in Rule 501(a) of Regulation D, exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) and Rule 506 of Regulation D of the Securities Act.

The proceeds from the June 30, 2010 subscription agreements were placed in an escrow account pending Federal Reserve Board approval (not yet received) and the acceptance by NASDAQ of the listing of the additional shares.  The Company, however, was unable to close the June 30th transaction, as a result of the failure of one of the closing conditions, and, as a result, the June 30, 2010 transaction was canceled, effective July 19, 2010, and all June 30, 2010 subscription agreements have been terminated.  No shares were issued in connection with the June 30, 2010 transaction.

On July 19, 2010, the Company entered into new stock subscription agreements with the same eight individuals, including the five members of the Company’s board of directors.  The new subscription agreements establish a purchase price for non-directors equal to $6.30.  For those investors who are members of the Company’s board of directors, the purchase price is equal to 100% of the closing market price as of the close of business on July 16, 2010 ($6.35 per share).  The total number of shares, as adjusted, to be sold by the Company is 458,342, for the total price of $2,905,000 (the same proceeds as the June 30, 2010 transaction).

All proceeds are being held in escrow with Tower Trust Company, pursuant to the existing escrow agreement and will be released from escrow upon satisfaction of the condition that the Federal Reserve Board approve the purchase by two of the director- purchasers, John V. Tippmann, Sr. and Keith E. Busse, each of whose aggregate percentage ownership, if the purchase is finally closed, would exceed 9.99%.  Applications for approval were filed with the Federal Reserve Board on May 28, 2010.  If the Federal Reserve Board denies Tippmann’s or Busse’s application, then the escrowed offering proceeds, including any interest earned, will be returned to all of the purchasers and the entire sale will be canceled.  If the Federal Reserve Board approves Tippmann’s and Busse’s applications, then the proceeds will be released from escrow to the Company and 458,342 shares of common stock will be issued to the investors.

Item 5.  OTHER INFORMATION

On August 3, 2010, Tower Bank & Trust Company, a subsidiary of Tower Financial Corporation entered into two purchase agreements to sell a large development property that was recorded as other real estate owned at $1.8 million prior to a valuation allowance of $191,750, bringing the carrying value to $1.6 million at the close of the quarter.  The transactions are expected to close during the third quarter 2010 for a net sales price of $1.6 million.  While the Company feels that the fair value of $1.8 that was initially reported was proper, we felt the appropriate decision was to accept these cash offers in order to expedite our efforts to dispose of this property in a timely manner and reduce our non-performing assets.

Although these transactions were executed subsequent to the end of the second quarter, they were executed before the company had filed its financial statements as part of its Quarterly Report on Form 10-Q.  As such, Securities and Exchange Commission (“SEC”) and Financial Accounting Standards Board (“FASB”) accounting rules require that any losses associated with these transactions get included in our second quarter results.  The after-tax loss associated with these transactions was $114,607 and has been reflected in our June 30, 2010 financial results herein. Therefore, as a result of this revision, the company’s net earnings for the quarter ended June 30, 2010 have been revised to $514,090, or $0.12 per diluted share - down from the $628,697, or $0.14 per diluted share – as previously reported on July 22, 2010.

Index

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

TOWER FINANCIAL CORPORATION

Dated: August 4, 2010	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: August 4, 2010	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer