Form 10-Q
period 2010-09-30
TOWER FINANCIAL CORP
filed 2010-11-05
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 5, 2010: 4,719,870.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2010 (unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$18,401,341	$19,861,434
Short-term investments and interest-earning deposits	3,364,081	1,259,197
Federal funds sold	1,486,203	3,543,678
Total cash and cash equivalents	23,251,625	24,664,309

Securities held to maturity, at cost (fair value of $0 and $4,635,616 in 2010 and 2009, respectively)	-	4,495,977
Securities available for sale, at fair value	106,761,555	85,179,160
FHLB and FRB stock	4,325,800	4,250,800
Loans held for sale	2,530,330	3,842,089

Loans	494,818,488	527,333,461
Allowance for loan losses	(12,016,000)	(11,598,389)
Net loans	482,802,488	515,735,072
	-	-
Premises and equipment, net	8,507,253	8,011,574
Accrued interest receivable	2,428,990	2,439,859
Bank owned life insurance	13,399,388	13,046,573
Other real estate owned (OREO)	3,842,666	4,634,089
Prepaid FDIC Insurance	3,365,102	4,777,797
Other assets	8,925,391	9,081,759

Total assets	$660,140,588	$680,159,058

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$88,111,660	$95,027,233
Interest-bearing	488,981,841	473,353,118
Total deposits	577,093,501	568,380,351
	-	-
Federal Home Loan Bank (FHLB) advances	7,500,000	43,200,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,144,716	480,885
Other liabilities	3,493,859	3,634,713
Total liabilities	606,759,076	633,222,949

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 8,300 shares and 18,300 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	810,951	1,788,000
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,779,887 and 4,155,432 issued; and 4,714,887 and 4,090,432 shares outstanding at September 30, 2010 and December 31, 2009	43,674,689	39,835,648
Treasury stock, at cost, 65,000 shares at September 30, 2010 and December 31, 2009	(884,376)	(884,376)
Retained earnings	7,567,000	5,286,808
Accumulated other comprehensive income, net of tax of $1,140,158 at September 30, 2010 and $468,803 at December 31, 2009	2,213,248	910,029
Total stockholders' equity	53,381,512	46,936,109

Total liabilities and stockholders' equity	$660,140,588	$680,159,058

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2010 and 2009

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest income:
Loans, including fees	$6,670,537	$6,959,860	$20,380,441	$21,107,524
Securities - taxable	593,720	824,234	1,895,634	2,240,516
Securities - tax exempt	270,444	242,924	770,218	710,768
Other interest income	6,183	1,951	18,553	11,504
Total interest income	7,540,884	8,028,969	23,064,846	24,070,312
Interest expense:
Deposits	1,577,115	2,491,713	5,064,385	8,138,297
Short-term borrowings	19	583	130	1,573
FHLB advances	84,142	176,749	396,854	643,777
Junior subordinated debt	299,310	283,072	862,607	846,369
Total interest expense	1,960,586	2,952,117	6,323,976	9,630,016
Net interest income	5,580,298	5,076,852	16,740,870	14,440,296
Provision for loan losses	1,500,000	1,995,000	3,940,000	9,505,000
Net interest income after provision for loan losses	4,080,298	3,081,852	12,800,870	4,935,296
Noninterest income:
Trust and brokerage fees	892,396	818,838	2,665,043	2,492,794
Service charges	274,165	285,662	844,604	826,978
Loan broker fees	254,673	218,870	539,242	552,551
Gain on sale/calls of securities	892,059	14,880	934,607	209,892
Other-than-temporary loss:
Total impairment loss	(32,326)	(477,344)	(30,134)	(525,000)
Loss recognized in other comprehensive income	27,060	-	-	-
Net impairment loss recognized in earnings	(5,266)	(477,344)	(30,134)	(525,000)
Other income	348,873	348,939	1,035,381	1,040,881
Total noninterest income	2,656,900	1,209,845	5,988,743	4,598,096
Noninterest expense:
Salaries and benefits	2,408,059	2,651,713	7,069,110	8,019,122
Occupancy and equipment	630,149	779,044	1,889,651	2,170,446
Marketing	126,087	87,660	367,754	366,532
Data processing	333,215	257,974	758,427	879,426
Loan and professional costs	358,444	445,546	1,217,881	1,140,686
Office supplies and postage	58,456	87,003	192,748	257,549
Courier services	55,410	58,048	166,534	177,955
Business development	99,240	87,842	278,080	354,604
Communication	45,236	43,219	140,097	131,458
FDIC insurance premiums	540,974	357,138	1,533,646	1,315,936
OREO Expenses	409,254	60,174	1,410,570	1,115,344
Other expense	285,585	552,526	873,113	989,981
Total noninterest expense	5,350,109	5,467,887	15,897,611	16,919,039
Income (loss) before income taxes	1,387,089	(1,176,190)	2,892,002	(7,385,647)
Income taxes expense (benefit)	342,023	(455,615)	611,810	(2,979,817)

Net income (loss)	$1,045,066	$(720,575)	$2,280,192	$(4,405,830)
Less: Preferred stock dividends	$-	$1,579	$-	$1,579
Net income (loss) available to common shareholders	$1,045,066	$(722,154)	$2,280,192	$(4,407,409)

Continued

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations (Continued)
For the three and nine months ended September 30, 2010 and 2009

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net income (loss):	$1,045,066	$(720,575)	$2,280,192	$(4,405,830)

Other comprehensive income (loss) net of tax:
Unrealized appreciation (depreciation) on available for sale securities	346,899	1,530,454	1,101,840	1,700,096
Unrealized gain (loss) on held to maturity securities transferred to available for sale	201,379	-	201,379	-
Unrealized gain (loss) on cash flow hedge	-	(27,232)	-	(204,360)
Total comprehensive income (loss)	$1,593,344	$782,647	$3,583,411	$(2,910,094)

Basic earnings (loss) per common share	$0.24	$(0.18)	$0.54	$(1.08)
Diluted earnings (loss) per common share	$0.23	$(0.18)	$0.51	$(1.08)
Average common shares outstanding	4,427,370	4,090,432	4,203,979	4,090,410
Average common shares and dilutive potential common shares outstanding	4,588,714	4,090,432	4,459,894	4,090,410

Dividends declared per share	$-	$-	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2010 and 2009 (unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2009	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income (loss) for 2009			(4,405,830)			(4,405,830)

Other Comprehensive Income (See Note 4)				1,495,736		1,495,736
Total Comprehensive Loss						(2,910,094)

Issuance of Convertible Series A Preferred Stock (18,300 Shares)	$1,780,000					1,780,000

Stock based compensation expense		55,028				55,028

Preferred Stock Dividends Paid			(1,579)			(1,579)

Balance, September 30, 2009	$1,780,000	$39,821,770	$6,488,315	$1,335,786	$(884,376)	$48,541,495

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			2,280,192			2,280,192

Other Comprehensive Income (See Note 4)				1,303,219		1,303,219
Total Comprehensive Income						3,583,411

Stock based compensation expense		35,182				35,182

Issuance of 458,342 common shares, net of offering expenses of $78,912		2,826,810				2,826,810

Conversion of 10,000 preferred shares into 166,113 common shares	(977,049)	977,049				-

Balance, September 30, 2010	$810,951	$43,674,689	$7,567,000	$2,213,248	$(884,376)	$53,381,512

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009

	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$2,280,192	$(4,405,830)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,202,701	1,012,154
Provision for loan losses	3,940,000	9,505,000
Stock based compensation expense	35,182	55,028
Earnings on life insurance	(352,815)	(337,576)
Gain on sale of securities AFS	(46,548)	(209,892)
Gain on sale of securities HTM	(888,059)	-
Gain on settlement of interest rate floor	-	(364,766)
Loss on disposal of premises and equipment	678	231
Impairment on AFS securities	30,134	525,000
Loans originated for sale	(19,762,272)	(26,308,704)
(Gain)Loss on sale of other real estate owned	52,641	68,970
Proceeds from sale of loans	21,074,031	25,072,360
Write-down on OREO	1,098,356	950,000
Change in accrued interest receivable	10,869	103,525
Change in other assets	897,709	(3,492,536)
Change in accrued interest payable	663,831	(157,628)
Change in other liabilities	(140,854)	498,965
Net cash from operating activities	10,095,776	2,514,301
Cash flows from investing activities:
Net change in loans	24,820,153	16,623,666
Purchase of securities AFS	(35,270,602)	(20,093,141)
Proceeds from calls and maturities of securities AFS	17,487,717	12,021,820
Purchase of securities HTM	(1,721,320)	(4,720,914)
Proceeds from calls and maturities of securities HTM	802,365	92,041
Proceeds from sale of securities HTM	900,784	-
Proceeds from sale of securities AFS	3,002,143	6,738,302
Proceeds from sale of OREO	3,812,857	702,317
Purchase of FHLB stock	(75,000)	-
Purchase of premises and equipment	(1,107,517)	(838,456)
Net cash from investing activities	12,651,580	10,525,635
Cash flows from financing activities:
Net change in deposits	8,713,150	6,493,508
Proceeds from issuance of common stock	2,826,810	-
Proceeds from issuance of preferred stock	-	1,830,000
Repayment of long-term FHLB advances	(8,700,000)	(9,000,000)
Repayment of short-term FHLB advances	(27,000,000)	(14,000,000)
Net cash from (used in) financing activities	(24,160,040)	(14,676,492)
Net change in cash and cash equivalents	(1,412,684)	(1,636,556)
Cash and cash equivalents, beginning of period	24,664,309	31,576,373
Cash and cash equivalents, end of period	$23,251,625	$29,939,817

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,660,145	$9,787,644
Income taxes	1,540,000	1,265,000
Noncash items:
Transfer of loans to other real estate owned	4,172,431	3,059,655
Transfer from securities held to maturity to securities available for sale	5,470,254	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2010 and its consolidated results of operations and comprehensive income for the three and nine month periods ended September 30, 2010 and September 30, 2009 and change in stockholders’ equity and cashflows for the nine month periods ended September 30, 2010 and September 30, 2009.   The results for the period ended September 30, 2010 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and  2008 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

Note 3 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding  amounts of unrealized gains and losses therein:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$4,732,710	$87,267	$-	$4,819,977
Obligations of states and political subdivisions	33,147,620	1,673,159	(96,105)	34,724,674
Mortgage-backed securities (residential)	60,807,278	1,988,612	(366,778)	62,429,112
Mortgage-backed securities (commercial)	4,489,199	288,593	-	4,777,792
Collateralized debt obligations	231,342	-	(221,342)	10,000

Total Securities	$103,408,149	$4,037,631	$(684,225)	$106,761,555

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$8,241,408	$114,962	$(68,987)	$8,287,383
Obligations of states and political subdivisions	26,707,619	644,961	(150,035)	27,202,545
Mortgage-backed securities (residential)	43,664,429	1,288,946	(296,377)	44,656,998
Mortgage-backed securities (commercial)	4,955,530	71,629	(4,925)	5,022,234
Collateralized debt obligations	231,342	-	(221,342)	10,000
Total available for sale securities	$83,800,328	$2,120,498	$(741,666)	$85,179,160

Held to maturity securities:
Mortgage-backed securities (residential)	4,495,977	139,639	-	4,635,616
Total held to maturity securities	4,495,977	139,639	-	4,635,616

Total Securities	$88,296,305	$2,260,137	$(741,666)	$89,814,776

The fair values of debt securities available for sale and held to maturity at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Index

	9/30/2010
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$709,408
Due after one to five years	2.84%	1,398,441	$1,432,548
Due after five to ten years	2.58%	2,634,269	2,678,021
Due after ten years	0.00%	-	-
Total Agencies	2.76%	$4,732,710	$4,819,977

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.72%	$60,807,278	$62,429,112
Mortgage-backed securities (commercial)	3.65%	4,489,199	4,777,792
	3.72%	$65,296,477	$67,206,904
Obligations of state and political subdivisions:
Due in one year or less	4.99%	$260,670	$264,611
Due after one to five years	4.98%	2,321,253	2,422,974
Due after five to ten years	5.43%	10,914,066	11,537,158
Due after ten years	5.95%	19,651,631	20,499,931
Total Obligations of state and political subdivisions	5.70%	$33,147,620	$34,724,674

Collateralized debt obligations
Due after ten years	1.14%	$231,342	$10,000

	12/31/2009
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities:
Agencies:
Due after one to five years	3.53%	$4,786,251	$4,840,794
Due after five to ten years	3.44%	2,393,069	2,416,589
Due after ten years	2.55%	1,062,088	1,030,000
Total Agencies	3.38%	$8,241,408	$8,287,383

Mortgage-backed securities:
Mortgage-backed securities (residential)	4.14%	$43,664,429	$44,656,998
Mortgage-backed securities (commercial)	3.65%	4,955,530	5,022,234
	4.09%	$48,619,959	$49,679,232
Obligations of state and political subdivisions:
Due in one year or less	3.40%	$190,000	$191,449
Due after one to five years	3.65%	1,935,646	1,982,218
Due after five to ten years	4.23%	7,804,309	7,984,641
Due after ten years	4.27%	16,777,664	17,044,237
Total Obligations of state and political subdivisions	4.21%	$26,707,619	$27,202,545

Collateralized debt obligations
Due after ten years	1.10%	$231,342	$10,000

Held to maturity securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	4.89%	4,495,977	4,635,616

Proceeds from securities sold or called classified as available for sale totaled $264,000 and $735,987 for the three months ended and $3.0 million and $6.7 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.  During the third quarter, we did some due diligence on the value of certain held to maturity securities owned by the Holding Company as alternative investments with a cost basis of approximately $25,000 and a par value of $4.9 million.  We received a quote of $900,784 for the fair value, which would create a gain on sale of $888,059. While we had no intention of selling these investments prior to their scheduled maturity, we decided that it was to the Company’s benefit to liquidate these investments.  Per our written agreement with the regulators, the Holding Company is to provide additional financial resources to the banking subsidiary when needed.  By selling these securities, approximately $900,000 of liquidity and $890,000 of capital was generated at the Holding Company.  After the sale, we transferred the remaining portfolio of all held to maturity securities with an amortized cost of $5.5 million categorized as held to maturity to available for sale at the Holding Company and all of its subsidiaries.  As of the date of transfer, these securities have a fair value of $5.7 million, unrealized gains of $305,119, and have increased other comprehensive income by $201,379.  Proceeds from securities sold classified as held to maturity were $900,784 for the three and nine months ended September 30, 2010.  There were no sales of held to maturity securities for the three and nine months ended September 30, 2009.

Index

Gross gains realized were $892,059 and $14,880, with an approximate tax expense of $303,300 and $5,059, for the three months ended September 30, 2010 and September 30, 2009, respectively.  Gross gains realized were $934,607 and $209,892, with an approximate tax expense of $317,766 and $71,363, for the nine months ended September 30, 2010 and September 30, 2009, respectively.  There were no gross losses realized on the sale of available for sale securities during the three and nine month periods ending September 30, 2010 and September 30, 2009.

Securities with a carrying value of $1.3 million and $2.4 million were pledged to secure borrowings from the FHLB at September 30, 2010 and December 31, 2009, respectively.   Securities with a carrying value of $4.4 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at September 30, 2010 and December 31, 2009, respectively.  Securities with a carrying value of $19.6 million and $9.4 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants and Pacific Coast Bankers Bank, to secure federal funds lines of credit at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at September 30, 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,324,398	(73,500)	1,459,237	(22,605)	2,783,635	(96,105)
Mortgage-backed securities (residential)	11,744,359	(183,021)	427,407	(183,757)	12,171,766	(366,778)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total temporarily impaired securities	$13,068,757	$(256,521)	$1,896,644	$(427,704)	$14,965,401	$(684,225)

Securities with unrealized losses at December 31, 2009 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$2,656,626	$(68,987)	$-	$-	$2,656,626	$(68,987)
Obligations of states and political subdivisions	2,450,819	(25,413)	2,899,366	(124,622)	5,350,185	(150,035)
Mortgage-backed securities (residential)	7,225,027	(64,868)	468,665	(231,509)	7,693,692	(296,377)
Mortgage-backed securities (commercial)	1,497,108	(4,925)	-	-	1,497,108	(4,925)
Collateralized debt obligations	-	-	10,000	(221,342)	10,000	(221,342)
Total temporarily impaired securities	$13,829,580	$(164,193)	$3,378,031	$(577,473)	$17,207,611	$(741,666)

Index

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management has the intent and ability to hold for the foreseeable future.  The fair value is expected to recover as the bonds approach their maturity and/or as market conditions improve.

As of September 30, 2010, Tower Financial Corporation’s security portfolio consisted of 202 securities, 17 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and trust preferred securities, as discussed below:

Mortgage-backed Securities
At September 30, 2010, approximately 88.2% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

In the first nine months of 2010, we purchased $3.5 million of non-agency backed CMO investments, in addition to the $4.7 million purchased during 2009. These investments were purchased as loan alternatives. These investments all had AAA rating from Standard & Poors and continue to have this rating as of September 30, 2010. The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At September 30, 2010, the fair value of the investment was $427,407 and the amortized cost was $611,164.  The investment was rated Caa1 by Moody’s and CCC by S&P.  At December 31, 2009, the fair value of the investment was $468,665 and the amortized cost was $700,174.  The investment was rated Caa1 by Moody’s and CCC by S&P.

This bond is classified as a “super senior” tranche because its cash flow is not subordinated to any other tranche in the deal and is classified as a mortgage-backed security (residential).  We used the Intex database to evaluate and model each individual loan in the underlying collateral of this security.  In 2009, we noticed that the credit quality of the underlying collateral was marginally deteriorating causing us to more aggressively monitor and analyze for other-than-temporary-impairment.  To monitor this investment, management has evaluated loan delinquencies, foreclosures, other real estate owned (OREO) and bankruptcies as a percentage of principal remaining on the loans as shown in the table below prior to making assumptions on the performing loans.

	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2010	2010	2010	2009	2009	2009	2009
Delinquency 60+	16.67%	19.13%	20.50%	20.30%	18.03%	16.76%	14.38%
Delinquency 90+	14.33%	17.38%	18.20%	17.65%	14.82%	13.68%	11.39%
Other Real Estate Owned	0.20%	0.17%	1.27%	1.32%	0.84%	1.51%	0.32%
Foreclosure	9.11%	10.79%	11.43%	11.38%	10.64%	7.77%	6.85%
Bankruptcy	4.09%	3.35%	3.87%	3.36%	2.60%	0.31%	0.31%

We utilized Intex data to determine the default assumptions for all loans that are classified as “past due,” OREO or in foreclosure. A 50% severity rate was assumed on all defaults. This number was derived from the pool average over the last 12 months. The default rate differs for each State based on the severity of that State’s home price depreciation and the number of days the loan is past due.  Any foreclosure or loan classified as other real estate owned is immediately liquidated at a 50% severity. The current loan category is stratified by FICO scores and the level of asset documentation (full documentation, low documentation, or no documentation). The Loan Performance Database driven by Intex data is mined for historical probabilities of loans meeting these characteristics moving into default.  This was done for loans originated in 2006, 2007, and 2008 periods. This vintage of collateral has experienced the highest level of delinquencies and defaults of any group of collateral. Basing assumptions off the 2006 through 2008 time frame derives the most conservative results.  The average default rate is then calculated, as well as its standard deviation. Two standard deviations are then added to this mean to derive the current loan CDR assumptions; representing what management feels is a “stressed” scenario. We used the yield at the time of purchase as the discount rate for the cash flow analysis. At the time of purchase the bond was yielding 6%. Therefore, all cash flows in the OTTI analysis were discounted by 6% to get a present value. To determine the fair value, we surveyed two bond desks to see what yield it would take to sell the bond in the open market. Both desks said it would take a yield of 12%-15% to get someone to buy this bond. Management decided to use the conservative figure and discounted the cash flows by 15%. The two bond desks that were surveyed are Sterne Agee and Performance Trust.

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $50,904 through September 30, 2010.  We had previously recorded impairment of $20,770 as of December 31, 2009, therefore an OTTI charge of $30,134 was recorded during the first nine months of 2010.

Index

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and  nine months ended September 30, 2010 (in thousands):

For the three months ended September 30, 2010
Beginning Balance, July 1, 2010	$45,638
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	5,266
Ending Balance, September 30, 2010	$50,904

For the nine months ended September 30, 2010
Beginning Balance, January 1, 2010	$20,770
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	30,134
Ending Balance, September 30, 2010	$50,904

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation. At September 30, 2010, the fair value of the investment was $10,000 and the amortized cost was $231,342.  At December 31, 2009, the fair value of the investment was $10,000 and the amortized cost was $231,342.  The investment was rated Ca by Moody’s and C by Fitch at September 30, 2010 and December 31, 2009.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of September 30, 2010, the amount of deferrals and defaults was $285.6 million, or 32.55% of the total pool.  Of the total $877.4 million of original collateral, $591.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000
March 31, 2010	-	-
June 30, 2010	-	-
September 30, 2010	14,000,000	-

*$25.0 million of defaults at December 31, 2009 were reported as deferrals in September 30, 2009

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying loans or trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  While $14 million of additional collateral did defer in the third quarter, this was offset by the decrease in the cash flows duration due to the Dodd-Frank Act. Defaults and projected defaults will continue to be the biggest contributors in the evaluation of this security assuming no other major government reforms are announced. The actual numbers from the cash flow analysis from the third quarter 2010 indicated that 46% of the face value of the security was impaired. This is an improvement from the calculation in the second quarter of 2010 of 56% of face being impaired.  This investment had OTTI of approximately 73.0% or $730,000 through December 31, 2009.  Upon completion of the September 30, 2010 analysis, no additional OTTI was recorded on this investment during the first three quarters of 2010 as the projected cashflows have slightly improved.

Index

Note 4 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September
	2010	2009
Net Income (Loss)	$1,045,066	$(720,575)
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	(32,326)	4,425
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	5,266	477,344
Unrealized holding gains (losses) recorded in other comprehensive income	(27,060)	481,769

Unrealized gains (losses) on interest rate floor	-	41,260
Unrealized appreciation (depreciation) on transfers from held to maturity to available for sale securities	305,119	-
Unrealized holding gains (losses) on available for sale securities arising during the period	1,444,724	1,810,720
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	(41,260)
Reclassification adjustment for (gains) losses realized in income on held to maturity securities	(888,059)	-
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(4,000)	(14,880)
Net unrealized gains (losses)	857,784	1,795,840
Income tax expense (benefit)	282,446	774,387
Total other comprehensive income (loss)	548,278	1,503,222
Comprehensive Income (Loss)	$1,593,344	$782,647

Index

	Nine months ended September
	2010	2009
Net Income (Loss)	$2,280,192	$(4,405,830)
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	17,618	(165,474)
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	30,134	525,000
Unrealized holding gains (losses) recorded in other comprehensive income	47,752	359,526

Unrealized gains (losses) on interest rate floor	-	309,637
Unrealized appreciation (depreciation) on transfers from held to maturity to available for sale securities	305,119	-
Unrealized holding gains (losses) on available for sale securities arising during the period	2,556,310	2,116,633
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	(309,637)
Reclassification adjustment for (gains) losses realized in income on held to maturity securities	(888,059)	-
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(46,548)	(209,892)
Net unrealized gains (losses)	1,926,822	1,906,741
Income tax expense (benefit)	671,355	770,531
Total other comprehensive income (loss)	1,303,219	1,495,736
Comprehensive Income (Loss)	$3,583,411	$(2,910,094)

Note 5 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2010 and September 30, 2009.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 78,904 and 102,934 for the three month period and nine month period ended September 30, 2010 and 2009, respectively.  The Company also has preferred stock which can be converted at the option of the shareholders into 137,874 and 303,987 shares of common stock as of September 30, 2010 and 2009, respectively.

	Three Months Ended
	September 30, 2010
	2010	2009
Basic
Net income (loss)	$1,045,066	$(720,575)
Less: Preferred stock dividends	-	1,579
Net income (loss) available to common stockholders	$1,045,066	$(722,154)
Weighted average common shares outstanding	4,427,370	4,090,432
Basic earnings (loss) per common share	$0.24	$(0.18)

Diluted
Net income (loss)	$1,045,066	$(720,575)
Less: Preferred stock dividends	-	1,579
Net income (loss) available to common stockholders	$1,045,066	$(722,154)
Weighted average common shares outstanding	4,427,370	4,090,432
Add: dilutive effect of assumed preferred stock conversion	161,344	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,588,714	4,090,432
Diluted earnings (loss) per common share	$0.23	$(0.18)

Index

	Nine Months Ended
	September 30, 2010
	2010	2009
Basic
Net income (loss)	$2,280,192	$(4,405,830)
Less: Preferred stock dividends	-	1,579
Net income (loss) available to common stockholders	$2,280,192	$(4,407,409)
Weighted average common shares outstanding	4,203,979	4,090,410
Basic earnings (loss) per common share	$0.54	$(1.08)

Diluted
Net income (loss)	$2,280,192	$(4,405,830)
Less: Preferred stock dividends	-	1,579
Net income (loss) available to common stockholders	$2,280,192	$(4,407,409)
Weighted average common shares outstanding	4,203,979	4,090,410
Add: dilutive effect of assumed preferred stock conversion	255,915	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,459,894	4,090,410
Diluted earnings (loss) per common share	$0.51	$(1.08)

Note 6 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 78,904 remain outstanding as of September 30, 2010.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  The compensation cost that has been charged against income for options granted under the Plans in accordance with accounting standards was $0 and $19,845 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of September 30, 2010 and changes during the three-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at January 1, 2010	91,404	$13.31	3.49

Granted	-

Exercised	-

Forfeited or expired	(12,500)	13.29

Outstanding at September 30, 2010	78,904	13.31	2.91	-

Vested or expected to vest at September 30, 2010	78,904			-

Exercisable at September 30, 2010	78,904			-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of September 30, 2010 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2010, 9,750 restricted shares are unearned under the 2006 Equity Incentive Plan.  During 2008, 13,500 restricted shares were granted under the 2006 Equity Incentive Plan.  The fair value of the restricted shares issued was $135,000.  All 13,500 restricted shares were awarded May 12, 2008, in exchange for a non-solicitation agreement signed by those 10 recipients that were not already under contract.  The restricted shares will vest annually on a pro-rata basis over a four-year period as specified by the compensation committee.  On January 2, 2009, 6,000 restricted shares were granted as incentives to four employees who have been recognized for their important contributions to the success of the Company.  These restricted shares will vest semi-annually on a pro-rata basis over a three year period as specified by the compensation committee.  The compensation cost that has been charged against income for restricted shares awarded under the Plan in accordance with accounting standards was $35,182 and $35,183 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  Future expense related to this award will be $11,728 for the remainder of 2010, $46,910 for 2011, and $14,062 in 2012.

Index

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

Information reported internally for performance assessment follows:

	As of and for the three months ending September 30, 2010
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,862,831	$16,777	$(299,310)	$-	$5,580,298

Non-interest income	863,431	897,567	1,642,235	(746,333)	2,656,900

Non-interest expense	4,566,138	640,004	143,967	-	5,350,109

Noncash items
Provision for loan losses	1,500,000	-	-	-	1,500,000
Depreciation/Amortization	455,450	8,850	-	-	464,300

Income tax expense(benefit)	91,914	96,217	153,892	-	342,023

Segment Profit	568,210	178,123	1,045,066	(746,333)	1,045,066

Balance Sheet Information
Segment Assets	655,607,618	6,297,950	76,451,157	(78,216,137)	660,140,588

Index

	As of and for the nine months ending September 30, 2010
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,554,763	$48,714	$(862,607)	$-	$16,740,870

Non-interest income	2,397,636	2,677,062	3,463,533	(2,549,488)	5,988,743

Non-interest expense	13,542,690	1,895,461	459,460	-	15,897,611

Noncash items
Provision for loan losses	3,940,000	-	-	-	3,940,000
Depreciation/Amortization	1,176,207	26,494	-	-	1,202,701

Income tax expense(benefit)	460,229	290,309	(138,728)	-	611,810

Segment Profit	2,009,480	540,006	2,280,194	(2,549,488)	2,280,192

Balance Sheet Information
Segment Assets	655,607,618	6,297,950	76,451,157	(78,216,137)	660,140,588

	As of for the three months ending September 30, 2009
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,339,196	$20,327	$(282,671)	$-	$5,076,852

Non-interest income	383,845	822,210	(372,816)	376,606	1,209,845

Non-interest expense	4,663,443	545,423	259,021		5,467,887

Noncash items
Provision for loan losses	1,995,000				1,995,000
Depreciation/Amortization	314,880	9,927			324,807

Income tax expense(benefit)	(367,687)	106,006	(193,934)		(455,615)

Segment Profit	(567,715)	191,108	(720,574)	376,606	(720,575)

Balance Sheet Information
Segment Assets	673,570,332	6,163,095	70,585,692	(70,925,217)	679,393,902

Index

	As of for the nine months ending September 30, 2009
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$15,218,010	$68,254	$(845,968)	$-	$14,440,296

Non-interest income	2,121,771	2,508,007	(3,335,220)	3,303,538	4,598,096

Non-interest expense	14,348,587	1,737,687	832,765	-	16,919,039

Noncash items
Provision for loan losses	9,505,000	-	-	-	9,505,000
Depreciation/Amortization	982,354	29,800	-	-	1,012,154

Income tax expense(benefit)	(2,669,222)	297,529	(608,124)	-	(2,979,817)

Segment Profit	(3,844,584)	541,045	(4,405,829)	3,303,538	(4,405,830)

Balance Sheet Information
Segment Assets	673,570,332	6,163,095	70,585,692	(70,925,217)	679,393,902

Note 9 – Loans and Allowance for Loan Losses

Loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Balance	%	Balance	%

Commercial	$235,028,593	47.5%	$251,773,047	47.7%
Commercial real estate	128,339,135	25.9%	132,355,208	25.1%
Residential real estate	76,878,690	15.5%	86,679,947	16.4%
Home equity	39,267,814	8.0%	40,042,804	7.6%
Consumer	15,367,615	3.1%	16,648,679	3.2%
Total loans	494,881,847	100.0%	527,499,685	100.0%
Net deferred loan costs (fees)	(63,359)		(166,224)
Allowance for loan losses	(12,016,000)		(11,598,389)

Net loans	$482,802,488		$515,735,072

The following table summarizes changes in the Company’s allowance for loan losses for the periods indicated:

	2010	2009

Beginning balance, January 1	$11,598,389	$10,654,879
Provision expense	3,940,000	9,505,000
Charge-offs	(3,798,337)	(5,694,033)
Recoveries	275,948	439,547

Ending balance, September 30	$12,016,000	$14,905,393

Net charge-offs to average loans (annualized)	0.91%	1.29%

Index

The table below summarizes the allowance allocations by type as of the indicated dates:

	September 30, 2010	December 31, 2009

Specific allocations	$2,800,000	$3,825,000
Loan pool percentage allocations	9,133,000	7,721,000
Unallocated	83,000	52,389

Total allowance for loan losses	$12,016,000	$11,598,389

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2010	December 31, 2009

Loans past due over 90 days and still accruing	$3,175,022	$561,136
Restructured loans	1,760,887	1,915,127
Nonaccrual loans	10,768,542	13,466,165
Total nonperforming loans	$15,704,451	$15,942,428
Other real estate owned	3,842,666	4,634,089
Impaired Securities	437,407	478,665
Total nonperforming assets	$19,984,524	$21,055,182

Nonperforming assets to total assets	3.03%	3.10%

Nonperforming loans to total loans	3.17%	3.02%

Impaired loans were as follows:

	September 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$15,459,862	$9,776,211
Loans with allocated allowance for loan losses	11,247,605	13,674,754
Total Impaired Loans	$26,707,467	$23,450,965

Amount of allowance for loan losses allocated	$2,800,000	$3,825,000

For the three months ended	September 30, 2010	September 30, 2009

Average impaired loans during the period	$25,335,662	$28,517,204

Interest recognized on impaired loans	141,822	225,045

Cash-basis interest income recognized	141,822	225,045

For the nine months ended	September 30, 2010	September 30, 2009

Average impaired loans during the period	$25,366,002	$25,639,937

Interest recognized on impaired loans	420,753	661,848

Cash-basis interest income recognized	407,648	661,848

Index

Note 10 – Federal Home Loan Bank
Advances from the Federal Home Loan Bank (“FHLB”) were:

	September 30, 2010	December 31, 2009

2.29% bullet advance, principal due at maturity March 22, 2010	$-	$2,000,000
3.26% bullet advance, principal due at maturity April 28, 2010	-	1,500,000
0.47% variable rate advance, principal due at maturity May 24, 2010	-	15,000,000
0.47% variable rate advance, principal due at maturity June 16, 2010	-	12,000,000
3.63% bullet advance, principal due at maturity June 28, 2010	-	4,000,000
4.32% bullet advance, principal due at maturity June 29, 2010	-	1,200,000
3.19% bullet advance, principal due at maturity March 28, 2011	2,000,000	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$7,500,000	$43,200,000

Of the total FHLB borrowings at September 30, 2010 and December 31, 2009 no advances had callable options.

At September 30, 2010 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2010	$-
2011	3,500,000
2012	2,000,000
2013	2,000,000
2014	-
$7,500,000

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

Items measured at Fair Value on a Recurring Basis

We measure certain assets at fair value on a recurring basis.  These assets include available-for-sale securities.  Available-for-sale securities largely include debt securities, whose fair value is determined from evaluations based on either quoted market prices or matrix pricing.  Securities valued based on quoted market prices are classified as Level 1 and usually include agency-backed obligations and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Such items are mostly classified in Level 2 of the fair value hierarchy, which include municipal bonds and some mortgage backed securities.  In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.  Collateral debt obligations such as Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  As such, this investment is priced at September 30, 2010 and December 31, 2009 using Level 3 inputs.  We also had one mortgage backed security that was classified as a level 3 input at September 30, 2010 and December 31, 2009 due to the decline in the market activity for this security.

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$4,819,977	$-	$-	$4,819,977
Obligations of states and political subdivisions	-	34,724,674	-	34,724,674
Mortgage-backed securities (residential)	57,814,274	4,187,431	427,407	62,429,112
Mortgage-backed securities (commercial)	2,676,812	2,100,980	-	4,777,792
Collateralized debt obligations	-	-	10,000	10,000
Total	$65,311,063	$41,013,085	$437,407	$106,761,555

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$8,287,383	$-	$-	$8,287,383
Obligations of states and political subdivisions	-	27,202,545	-	27,202,545
Mortgage-backed securities (residential)	44,188,333	-	468,665	44,656,998
Mortgage-backed securities (commercial)	2,932,234	2,090,000	-	5,022,234
Collateralized debt obligations	-	-	10,000	10,000
Total	$55,407,950	$29,292,545	$478,665	$85,179,160

The following table represents the changes in the Level 3 fair-value category for the period ended September 30, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities		Available-for-sale securities
	September 30, 2010		September 30, 2009

For the three months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, July 1	$10,000	$479,529	$74,053	$-
Principal paydowns	-	(19,796)	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-	-	-
Credit loss recognized in earnings	-	(5,266)	(477,344)	-
Included in other comprehensive income	-	(27,060)	481,769	-
Ending Balance, September 30	$10,000	$427,407	$78,478	$-

Index

	Available-for-sale securities		Available-for-sale securities
	September 30, 2010		September 30, 2009

For the nine months ended	Collateralized Debt Obligation	Mortgage Backed Securities	Collateralized Debt Obligation	Mortgage Backed Securities

Beginning Balance, January 1	$10,000	$468,665	$74,053	$-
Principal paydowns	-	(58,876)	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-	-	-
Credit loss recognized in earnings	-	(30,134)	(477,344)	-
Included in other comprehensive income	-	47,752	481,769	-
Ending Balance, September 30	$10,000	$427,407	$78,478	$-

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	6,115,950	6,115,950
Other real estate owned	-	-	1,625,500	1,625,500

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans	-	-	6,095,793	6,095,793
Other real estate owned	-	-	1,932,200	1,932,200

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.2 million, with a valuation allowance of $1.1 million at September 30, 2010, resulting in an additional provision for loan losses of $1.4 million for the three months ended September 30, 2010 and $1.9 million for the nine months ended September 30, 2010.  The provisions were a result of additional reserves on loans deemed impaired in prior quarters.  Impaired loans with a carrying amount totaling $5.4 million at September 30, 2010 and $5.7 million at December 31, 2009 were excluded from the chart above as these were measured using the present value of expected future cashflows, which is not considered fair value. At December 31, 2009, impaired loans had a carrying amount of $8.0 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.8 million for the year ended December 31, 2009.  The decrease in other real estate owned from December 31, 2009 to September 30, 2010 was primarily due to the sales of properties in the amount of $3.8 million during the first nine months of 2010 and write-downs to fair value totaling $1.1 million, which was offset by additional foreclosures of $3.6 million commercial real estate loans and a $587,227 residential real estate loans.  Reporting other real estate owned at fair value resulted in additional noninterest expense of $242,383 for the three months and $1.1 million for the nine months ended September 30, 2010.  Reporting other real estate owned at fair value resulted in no additional noninterest expense for the three months ended and $950,000 additional noninterest expense for the nine months ended September 30, 2009.

Index

In accordance with accounting standards the carrying values and estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,251,625	$23,251,625	$24,664,309	$24,664,309
Securities held to maturity	-	-	4,495,977	4,635,616
Securities available for sale	106,751,555	106,751,555	85,179,160	85,179,160
FHLBI and FRB stock	4,325,800	N/A	4,250,800	N/A
Loans held for sale	2,530,330	2,530,330	3,842,089	3,842,089
Loans, net	482,802,488	490,350,551	515,735,072	518,357,191
Accrued interest receivable	2,428,990	2,428,990	2,439,859	2,439,859
Financial liabilities:
Deposits	$(577,093,501)	$(581,501,134)	$(568,380,351)	$(571,401,464)
FHLB advances	(7,500,000)	(7,777,600)	(43,200,000)	(43,578,410)
Junior subordinated debt	(17,527,000)	(15,865,685)	(17,527,000)	(17,147,380)
Accrued interest payable	(1,144,716)	(1,144,716)	(480,885)	(480,885)

Estimated fair value for securities available for sale is consistent with the hierarchy regarding fair value measurements.  Estimated fair value for securities held to maturity is based on quoted market prices, if available. For securities where quoted market prices are not available, fair values are estimated based on market prices of similar securities.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at period-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2010 and December 31, 2009 and results of operations for the three and nine month periods ended September 30, 2010 and September 30, 2009.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Net Income for the third quarter 2010 was $1.0 million, an increase of $1.8 million from a loss of ($720,575) in the third quarter of 2009.  The increase in net income was primarily due to an increase in net interest income of $503,446, an increase in non-interest income by $1.4 million, a decrease in provision expense by $495,000, and a decrease in non-interest expense by $117,778.  Net interest income increased due to a 46 basis point improvement in the net interest margin, offset by a decrease in average earning assets of $24.4 million.  The net interest margin for the third quarter 2010 was 3.69%, compared to 3.23% in the third quarter of 2009 and 3.47% in the fourth quarter of 2009.  The 119.6% increase in non-interest income was primarily due to the gain on sale of securities of $892,059 and a reduction in the other-than-temporary-impairment taken on securities, which was limited to $5,266 for the quarter. The savings reported in non-interest expense was attributed to decreases in employment expense by $243,654, in occupancy and equipment by $148,895, and in other expense by $266,941.  Operating expenses decreased by $117,778, or 2.2%, in the third quarter 2010 compared to third quarter 2009 despite the increases of $183,836 in FDIC Insurance premiums and $349,080 in other real estate owned expenses.  Most other expense categories showed a decrease from the third quarter of 2009 to the third quarter of 2010, each of which was less than $100,000, including loan and professional costs, office supplies and courier expenses.

Total assets decreased by $20.0 million from December 31, 2009 to September 30, 2010.  The decrease in total assets was primarily due to a decrease in net loans of $32.9 million offset by an increase in securities by $17.2 million.  The decrease in loans came primarily from the commercial and industrial (C&I) portfolio, which decreased by $16.7 million, and the real estate loan portfolio, which decreased $14.6 million.  These decreases in real estate included a $4.0 million decrease in commercial real estate and a $9.8 million decrease in residential real estate.

Total deposits increased by $8.7 million, or 1.5% to $577.1 million as of September 30, 2010, primarily due to an increase in brokered deposits, which increased by $46.9 million and are now 20.1% of total deposits.  Core deposits decreased by $15.4 million, and now comprise 72.2% of total deposits.

Financial Condition

Total assets were $660.1 million at September 30, 2010 compared to total assets at December 31, 2009 of $680.2 million.  The 2.9% decrease in assets was primarily due to a decrease in net loans of $32.9 million offset by an increase in long-term investments by $17.2 million.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $23.3 million at September 30, 2010, a decrease of $1.4 million, or 5.7%.  Securities available for sale were $106.8 million at the end of the third quarter of 2010, an increase of $21.6 million, of which $4.5 million came from the reclassification from held to maturity to available for sale.  During the third quarter, we did some due diligence on the value of certain held to maturity securities owned by the Holding Company as alternative investments with a cost basis of approximately $25,000 and a par value of $4.9 million.  Based on a quote of $900,784 for the fair value, which would create a gain on sale of $888,059, we decided that certain tangible circumstances were more to the Company’s benefit to liquidate them.  After the sale, we transferred the remaining portfolio of all held to maturity securities with an amortized cost of $5.5 million categorized as held to maturity to available for sale at the Holding Company and all of its subsidiaries.  Long-term investments now comprise 16.8% of total assets, as we continue to focus on liquidity and repositioning of the balance sheet.

Loans.  Total loans were $494.8 million at September 30, 2010 reflecting a 6.2% decrease from total loans of $527.3 million at December 31, 2009.   The decline in loans during the first nine months of 2010 occurred mainly in the commercial and industrial loan category, which decreased by $16.7 million, and in real estate backed loans, which decreased by $14.6 million.  These decreases included a decrease of $4.0 million in commercial real estate loans and $9.8 million in residential real estate loans.

Nonperforming Assets.  Nonperforming assets include impaired securities, nonperforming loans, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, restructured loans, and all nonaccrual loans.  Nonperforming assets have decreased from $21.1 million, or 3.1% of total assets, at December 31, 2009 to $20.0 million, or 3.0% of total assets, at September 30, 2010.  The decrease was primarily attributable to management’s initiative to reduce the amount of nonperforming assets by sales of property and write-downs of both loans and other real estate owned to fair value.  Included in delinquencies greater than 90 days is an accruing $1.8 million loan that has matured.  The Bank has elected not to renew the loan and is seeking collection via legal process.  The loan remains in accruing status because it is further supported by the unlimited guaranty of a third party whose guaranty is fully secured by a mortgage on a performing commercial real estate property that is unrelated to the borrower’s enterprise.  This loan is expected to remain technically nonperforming during the pendency of our legal collection efforts but ultimate collection is not currently in doubt.   Without this item, non-performing assets would have totaled $18.2 million, or 2.8% of total assets. Non-accrual loans decreased by $2.7 million during the first three quarters of 2010 primarily due to a decrease in acquisition and development loans, of which approximately $500,000 of the reduction came from principal payments.  The remaining $2.2 million moved to other real estate owned and was sold shortly after moving there during the second quarter.  Other real estate owned has decreased by $791,423 from December 31, 2010, which was due to sales of $3.9 million and write-downs of $1.1 million offset by additions of $4.2 million.  The additions were made up of six commercial real estate properties totaling $3.6 million and only two residential properties totaling $587,227.

Index

Loans are deemed impaired when it is probable that we will not be able to collect all principal and interest amounts due according to their contractual terms, which includes most nonperforming loans.  Total impaired loans at September 30, 2010 were $26.7 million, compared to $23.5 million at December 31, 2009.  At September 30, 2010, management believes it has allocated adequate specific reserves for these risks.

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

The allowance for loan losses at September 30, 2010 was $12.0 million, or 2.43% of total loans outstanding, an increase of $417,611 from $11.6 million, or 2.20% of total loans outstanding, at December 31, 2009.   The provision for loan losses during the first nine months of 2010 was $3.9 million compared to $9.5 million in the first nine months of 2009.  The decrease of $5.6 million relates primarily to a decrease in the amount of charge-offs over the same nine month period year over year.

For the first nine months of 2010, we were in a net charge-off position of $3.5 million compared to a net charge-off position of $5.3 million for the first nine months of 2009.  The Company continues to aggressively reserve for the allowance for loan losses due to the current state of the economy and its effect on the loan portfolio.  Nonperforming loans decreased by $237,977 during the first nine months of 2010.  The specific allowance allocations decreased by $1.0 million to $2.8 million in the first nine months of 2010 primarily due to charging down four loan relationships in the third quarter of 2010 totaling $1.8 million, of which $919,700 was previously reserved.

Other Assets.   Other assets, which includes bank owned life insurance and prepaid FDIC insurance, declined by $2.4 million, primarily from the $1.4 million decrease in prepaid FDIC insurance as it is being amortized, offset by an increase in bank owned life insurance by $352,815 since December 31, 2009.

Deposits.   Total deposits were $577.1 million at September 30, 2010 compared to total deposits at December 31, 2009 of $568.4 million. The increase of $8.7 million, or 1.5%, during the first nine months of 2010 was reflective of the $46.9 million increase in brokered deposits and the $10.5 million increase in interest-bearing checking accounts, which was offset by a decrease in certificate of deposits greater than $100,000 by $22.8 million and a decrease in certificate of deposits less than $100,000 by $18.1 million.  Other changes impacting core deposits include an increase of $3.3 million in savings accounts, offset by decreases of $6.9 million in non-interest bearing demand deposits and $4.2 million in money market accounts. The increase in interest bearing checking accounts was the net result of an increase in Health Savings Accounts of $15.4 million, which was primarily due to a one-time employer contribution received in the first quarter.  Total brokered deposits were $115.6 million at September 30, 2010, which includes brokered certificate of deposits of $103.6 million and brokered money market accounts of $12.0 million. Brokered deposits were $68.7 million at December 31, 2009 and comprised only of brokered certificate of deposits.  Core deposits now comprise 72.2% of total deposits, while brokered deposits comprise 20.1% of total deposits as of September 30, 2010.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2010		December 31, 2009
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$88,111,661	15.3%	$95,027,233	16.7%
Interest-bearing checking	100,269,832	17.4%	89,734,976	15.8%
Money market	147,926,969	25.6%	152,091,793	26.8%
Savings	21,533,293	3.7%	18,264,036	3.2%
Time, under $100,000	59,074,290	10.2%	77,202,688	13.6%
Total core deposits	416,916,045	72.2%	432,320,726	76.1%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	44,567,830	7.7%	67,389,262	11.9%
Out-of-market non-core deposits:
Money market	12,009,623	2.1%	-	0.0%
Brokered certificate of deposits	103,600,003	18.0%	68,670,363	12.1%
Total out-of-market deposits	115,609,626	20.1%	68,670,363	12.1%
Total non-core deposits	160,177,456	27.8%	136,059,625	23.9%

Total deposits	$577,093,501	100.0%	$568,380,351	100.0%

Borrowings.   The Company had borrowings in the amount of $7.5 million in Federal Home Loan Bank (“FHLB”) advances at September 30, 2010 and $43.2 million at December 31, 2009.  All FHLB advances are bullet advances and mature in a range from March 2011 through March 2013.

Other Liabilities.  Other liabilities and accrued interest payable increased from $4.1 million at December 31, 2009 to $4.6 million at September 30, 2010.  Accrued interest payable increased by $663,831, primarily from the deferral of our first three quarters of interest payments related to our Junior Subordinated debt.  This was offset by a net decrease in deferred directors fees payable of $94,248, due to the required payout per plan documents to a former director who resigned from the board in December 2009.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2010 reflected net income of $1.0 million, or $0.23 per diluted share.   This was a $1.8 million increase from 2009’s third quarter net loss of $720,575, or ($0.18) per diluted share.   The operating results for the three-month period ended September 30, 2010 were favorable as we experienced an increase in our net interest income of $503,446, a decrease in loan loss provision of $495,000, an increase in non-interest income by $1.4 million, and a decrease of $117,778 in non-interest expense.  The 2.2% decrease in non-interest expenses from September 30, 2009 to September 30, 2010 was the net effect of decrease of $243,654 in employment expenses and $266,941 in other expenses, offset by increases of $349,080 in other real estate owned expenses and $183,836 in FDIC premiums.

Performance Ratios	September 30
	2010	2009

Return on average assets *	0.63%	-0.42%
Return on average equity *	8.17%	-6.12%
Net interest margin (TEY) *	3.69%	3.23%
Efficiency ratio	64.95%	86.98%

* annualized

Net Interest Income.   Interest income for the three-month periods ended September 30, 2010 and 2009 was $7.6 million and $8.0 million, respectively, while interest expense for the third quarter was $2.0 million in 2010 and $2.9 million in 2009, resulting in net interest income of  $5.6 million for the third quarter of 2010 and $5.1 million for the third quarter of 2009. The tax equivalent net interest margin for the third quarter of 2010 was 3.69%, while the tax equivalent net interest margin for the third quarter of 2009 was 3.23%.  The improvement in our net interest margin came primarily from a reduction in cost of funding, which was consistent with our strategy to decrease higher cost deposits, specifically our higher yielding in-market certificate of deposits, and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future.  We have strategically increased our brokered deposits, in both certificate of deposits for the long-term funding and money market accounts for the short-term funding.  Based on the current interest rate environment and the competition in the local market, funding is and will continue to be the primary way to manage net interest margin.  The increase in our net interest margin was offset by a decrease in earning assets of $24.4 million from the third quarter 2009, as the Company continued its purposeful decrease of the balance sheet. While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over the next few quarters as we look to mitigate some of our interest rate risk by locking in funding costs over a longer term, two to ten years.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	September 30, 2010			September 30, 2009
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,392	$5	0.83%	$1,772	$-	0.00%
Federal funds sold	1,930	1	0.21%	3,846	2	0.21%
Securities - taxable	76,394	594	3.08%	63,430	824	5.15%
Securities - tax exempt (1)	28,325	409	5.73%	23,534	368	6.20%
Loans held for sale	2,367	-	0.00%	3,598	-	0.00%
Loans	503,334	6,671	5.26%	542,921	6,960	5.09%
Total interest-earning assets	614,742	7,680	4.96%	639,101	8,154	5.06%
Allowance for loan losses	(13,074)			(14,403)
Cash and due from banks	16,255			25,759
Other assets	40,975			36,295
Total assets	$658,898			$686,752
Liabilities and Stockholders' Equity
Interest-bearing checking	$100,764	$71	0.28%	$81,165	$124	0.61%
Savings	21,357	21	0.39%	17,200	17	0.39%
Money market	154,377	277	0.71%	167,038	393	0.93%
Certificates of deposit	202,198	1,209	2.37%	235,843	1,957	3.29%
Short-term borrowings	4	-	0.00%	426	1	0.93%
FHLB advances	24,105	84	1.38%	19,877	177	3.53%
Junior subordinated debt	17,527	299	6.77%	17,527	283	6.41%
Total interest-bearing liabilities	520,332	1,961	1.50%	539,076	2,952	2.17%
Noninterest-bearing checking	83,270			96,546
Other liabilities	4,552			4,452
Stockholders' equity	50,744			46,678
Total liabilities and stockholders' equity	$658,898			$686,752
Net interest income		$5,719			$5,202
Rate spread			3.46%			2.89%
Net interest income as a percent of average earning assets			3.69%			3.23%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1.5 million, or 118 basis points, annualized, on average loans during the third quarter of 2010 as compared to $2.0 million, or 146 basis points, annualized, on average loans for the third quarter of 2009.  The allowance for loan losses at September 30, 2010 totaled $12.0 million and was 2.43% of total loans outstanding on that date.  For the three-month period ended September 30, 2010 we were in a net charge-off position of $2.2 million, or 174 basis points, annualized, on average loans compared to net charge-off of $1.2 million, or 88 basis points, annualized, on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $2.7 million during the third quarter of 2010. This was a $1.4 million, or 119.6%, increase compared to the third quarter of 2009.  The majority of the increase relates to the gain on sale of available for sale and held to maturity securities of $892,059 that was recognized during the third quarter of 2010 compared to a gain on sale of $14,880 in 2009.  The impairment on available for sale securities was $472,078, or 98.9%, lower in 2010 than in 2009, which also contributed to the increase in noninterest income.  Service charge income decreased by $11,497, but was offset by increases of $73,558 in trust and brokerage fees and $35,803 in loan broker fees.

Noninterest Expense.   Noninterest expense was $5.4 million for the third quarter of 2010 while noninterest expense for the three-month period ended September 30, 2009 was $5.5 million.  The main components of noninterest expense for the third quarter of 2010 were salaries and benefits of $2.4 million, occupancy and equipment costs of $630,149, FDIC insurance premiums of $540,974, other real estate owned expenses of $409,254, and loan and professional expenses in the amount of $358,444.  We experienced a decrease in several operating expense accounts in the third quarter 2010 compared to the third quarter 2009, including decreases in employment expenses of $243,654, occupancy and equipment of $148,895, loan and professional costs of $87,102, and other expenses of $266,941.  The reduction in employment expenses was related to two events both occurring in the fourth quarter of 2009, which were the retirement of the chairman of the board and a reduction in the workforce.  The reduction of occupancy and equipment costs relates to lower depreciation expense, along with the renegotiation of the lease on our headquarters facility.  There was an increase in FDIC insurance premiums due to increasing deposits, specifically brokered deposits, and by continuing to participate in the Transaction Account Guarantee (TAG) Program, which charges the Company an additional premium to have the entire balance of all noninterest-bearing transaction accounts fully insured by the FDIC.  The increase from third quarter 2009 to third quarter 2010 was $183,836.

Index

Income Taxes.    During the quarters ended September 30, 2010 and 2009, the Company recorded $342,023 and ($455,615) in income taxes expense and income tax benefit, respectively. The effective tax rate recorded was 24.7% for 2010 as compared to (38.7%) for 2009.

For The Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2010 reflected net income of $2.3 million, or $0.51 per diluted share.   This was a $6.7 million increase from 2009’s first nine months of a net loss of $4.4 million, or ($1.08) per diluted share.  The operating results for the nine-month period ended September 30, 2010 were favorable as we have maintained an adequate net interest margin despite the low rate environment, increased noninterest income, and decreased both provision expense and noninterest expense in comparison to the first nine-month period of 2009. Our non-interest income grew by $1.4 million primarily due to a net gain on sale of securities and a decrease in the impairment charge of securities.  Despite the $217,710 increase in FDIC insurance premiums and $295,226 increase in other real estate owned expenses, most of the other noninterest expenses have shown decreases, including employment expenses, occupancy and equipment expenses, data processing, and other expenses.

Performance Ratios	September 30
	2010	2009

Return on average assets *	0.46%	-0.85%
Return on average equity *	6.24%	-12.03%
Net interest margin (TEY) *	3.69%	3.03%
Efficiency ratio	69.94%	88.87%

* annualized

Net Interest Income.   Interest income for the nine-month periods ended September 30, 2010 and 2009 was $23.0 million and $24.0 million, respectively, while interest expense for the first nine months was $6.3 million in 2010 and $9.6 million in 2009, resulting in net interest income of $16.7 million for the first nine months of 2010 and $14.4 million for the first nine months of 2009.  While short-term interest rates have remained the same, at historical lows since September 30, 2009, we have continued to maintain an adequate level of net interest margin at 3.69% during the first nine months of 2010. We have continued to place an interest rate floor on several loans as we place them in our portfolio, but the main strategy for managing net interest margin was through our cost of funds.  We have strategically allowed our higher cost, in-market certificate deposits to roll-off and have replaced them with lower cost brokered deposits with staggered maturities to reduce interest rate risk in the future.  The tax equivalent net interest margin for the first nine months of 2010 was 3.69%, while the tax equivalent net interest margin for the first nine months of 2009 was 3.03%.  While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over as we look to mitigate some of our interest rate risk by locking in funding costs over a longer term, two to ten years and due to the lower reinvestment rates on securities.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Nine Month Period Ended
	September 30, 2010			September 30, 2009
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,313	$15	0.87%	$1,922	$1	0.07%
Federal funds sold	2,552	4	0.21%	9,352	11	0.16%
Securities - taxable	72,831	1,896	3.48%	61,947	2,240	4.83%
Securities - tax exempt (1)	26,122	1,167	5.97%	22,898	1,077	6.29%
Loans held for sale	1,606	-	0.00%	2,217	-	0.00%
Loans	515,037	20,380	5.29%	554,781	21,108	5.09%
Total interest-earning assets	620,461	23,462	5.06%	653,117	24,437	5.00%
Allowance for loan losses	(12,573)			(12,215)
Cash and due from banks	17,198			21,226
Other assets	41,810			35,027
Total assets	$666,896			$697,155
Liabilities and Stockholders' Equity
Interest-bearing checking	$104,343	$265	0.34%	$83,128	$472	0.76%
Savings	20,127	59	0.39%	17,180	55	0.43%
Money market	151,026	920	0.81%	159,061	1,310	1.10%
Certificates of deposit	204,940	3,820	2.49%	257,549	6,301	3.27%
Short-term borrowings	13	-	0.00%	293	2	0.91%
FHLB advances	30,983	397	1.71%	23,056	644	3.73%
Junior subordinated debt	17,527	863	6.58%	17,527	846	6.45%
Total interest-bearing liabilities	528,959	6,324	1.60%	557,794	9,630	2.31%
Noninterest-bearing checking	84,885			86,164
Other liabilities	4,196			4,223
Stockholders' equity	48,856			48,974
Total liabilities and stockholders' equity	$666,896			$697,155
Net interest income		$17,138			$14,807
Rate spread			3.46%			2.69%
Net interest income as a percent of average earning assets			3.69%			3.03%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $3.9 million, 101 basis points (annualized) on average loans during first nine months of 2010 as compared to $9.5 million, or 229 basis points, annualized, on average loans for the first nine months of 2009.  The cause for the decrease in provision recorded for the first three quarters of 2010 was directly related to the decrease in nonperforming assets by $5.9 million from September 30, 2009 to September 30, 2010.  When determining the appropriate level for our allowance for loan loss, we use a combination of factors, including our two-year loan loss history and the current economic environment.  The allowance for loan losses at September 30, 2010 totaled $12.0 million and was 2.43% of total loans outstanding on that date.  For the nine-month period ended September 30, 2010, we were in a net charge-off position of $3.5 million, or 91 basis points (annualized) on average loans compared to net charge-offs of $5.3 million, or 127 basis points (annualized) on average loans during the same period a year ago.

Noninterest Income.   Noninterest income was $6.0 million during the first nine months of 2010.  This was a $1.4 million, or 30.2%, increase compared to the first nine months of 2009.  The majority of the increase relates to the increase in a net gain on sale of securities by $724,715 and a decrease in the impairment charge by $494,866.  Other differences in noninterest income compared to 2009 included increases in trust and brokerage fees by $172,249 and service charges by $17,626, offset by a decline in loan broker fees by $13,309.  Trust and brokerage fees have increased compared to September 30, 2009 as the assets under management have increased by $55.2 million since September 30, 2009.  Any fluctuation in assets under management directly impacts trust and brokerage fees.

Noninterest Expense.   Noninterest expense was $15.9 million for the first nine months of 2010 while noninterest expense for the nine-month period ended September 30, 2009 was $16.9 million.  The main components of noninterest expense for the first nine months of 2010 were salaries and benefits of $7.1 million, occupancy and equipment costs of $1.9 million, and FDIC insurance premiums of $1.5 million.  The $1.0 million, or 6.0%, decrease in noninterest expense was primarily due to the decrease in employment expense by $950,012 and occupancy and equipment expense by $280,795.  There was an increase in FDIC insurance premiums as we have increased our brokered deposits and elected to continue participating in the Transaction Account Guaranty (TAG) Program, which charges the Company an additional premium to have the entire balance of all noninterest-bearing transaction accounts fully insured by the FDIC.  Excluding the $315,000 special assessment during the second quarter of 2009, the increase in FDIC premiums was $532,710 from the first nine-month period in 2009 compared to the same time period in 2010.  We also recorded write-downs on several other real estate owned properties to fair value during the first nine months in 2010 that totaled $1.1 million.  Offsetting these increases in noninterest expenses were decreases in several operating expense accounts in the first three quarters of 2010 compared to the first three quarters of 2009, including decreases in data processing of $120,999, business development of $76,524, and other expenses of $116,868.

Index

Income Taxes.    During the first nine months ended September 30, 2010 and 2009, the Company recorded $611,810 and ($3.0 million), in income tax expense and income tax benefit, respectively. The effective tax rate recorded was 21.2% for 2010 as compared to (40.3%) for 2009.  The tax benefit in 2009 is the result of a net loss and excess tax-exempt income over net income from bank owned life insurance income and municipal bond income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced an increase of $8.7 million in total deposits during the first nine months of 2010.   While we continue to encourage the growth of in-market deposits, we believe we have positioned ourselves to increase our out-of-market brokered deposits and FHLB advances while allowing higher cost certificate of deposits to leave as they mature.  This strategy has allowed us to reduce interest rate risk by purchasing brokered deposits and maintain an adequate net interest margin.  Currently, all $7.5 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  As of September 30, 2010, we have no variable rate FHLB advances.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $140.6 million, or 23.4% of our total funding, at September 30, 2010.  This was up from $104.8 million, or 16.7%, at September 30, 2009. Total deposits at September 30, 2010 were $577.1 million and the loan to deposit ratio was 85.7%.   Total borrowings at September 30, 2010 were $25.0 million.  We expect to experience minimal to moderate loan growth in the near-term due to current economic conditions, as well as the continuation of management’s strategy, which focuses on profitability, rather than growth. We expect to continue funding the majority any loan growth with in-market and out-of-market sources.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $53.4 million and $46.9 million at September 30, 2010 and December 31, 2009, respectively. Affecting the increase in stockholders’ equity during the first three quarters of 2010 was $2.3 million in net income, $2.8 million net proceeds from a private placement of 458,342 shares of common stock, and $1.3 million in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $35,182 of restricted stock compensation expense.

During the first nine months of 2010, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our current agreement with our regulatory agencies, we must first be granted permission by them in order to declare and pay any dividends.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2010			December 31, 2009
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	10.35%	5.00%	4.00%	9.05%	5.00%	4.00%
Tier 1 risk-based	12.73%	6.00%	4.00%	10.90%	6.00%	4.00%
Total risk-based	13.98%	10.00%	8.00%	12.45%	10.00%	8.00%

The Bank
Leverage capital	9.89%	5.00%	4.00%	9.30%	5.00%	4.00%
Tier 1 risk-based	12.09%	6.00%	4.00%	11.06%	6.00%	4.00%
Total risk-based	13.35%	10.00%	8.00%	12.32%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At September 30, 2010, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2010.

Item 4.    CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.  RISK FACTORS

As reported in our Form 10-K, we are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (the IDFI), the Federal Reserve and the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage, and are intended primarily for the protection of the depositors and borrowers of Tower Bank and for the protection of the FDIC insurance fund.  The regulation and supervision by the Federal Reserve, the IDFI and the FDIC are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  During 2010, this risk factor has increased in importance with the passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the uncertainty of the exact impact it will have on financial institutions.

Item 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2010, the Company filed a Current Report on Form 8-K stating that the Company had sold 458,342 shares of common stock pursuant to stock subscription agreements with eight individuals, including five members of the Company’s Board of Directors. The shares were sold in a private placement transaction exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities act of 1933, as amended (“Securities Act”) and Rule 506 of Regulation D of the Securities Act.

All proceeds from the private placement were held in escrow pending approval from the Federal Reserve Board of the purchase by two of the director-purchasers, John V. Tippmann, Sr. and Keith E. Busse, each of whose aggregate percentage ownership would exceed 9.99%, as a result of their purchase of additional shares.

The required approval was received and on August 25, 2010, the escrow agent released the offering proceeds totaling $2,905,000 to the Company and the Company completed the issuance of 458,342 shares of common stock to the eight individuals.

The proceeds will be used for general corporate purposes.

Index

Item 6.   EXHIBITS

(a)	Exhibits.

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.24 to our form 8.K filed on July 19, 2010)

10.25†	Employment Agreement of Michael D. Cahill (incorporated by reference to Exhibit 99.1 to our Form 8.K/A filed September 8, 2010.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed with concurrently herewith.
†Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: November 5, 2010	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: November 5, 2010	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer