Form 10-Q
period 2011-03-31
TOWER FINANCIAL CORP
filed 2011-04-29
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of April 29, 2011: 4,827,843.

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

Index

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At March 31, 2011 (unaudited) and December 31, 2010
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$12,983,538	$24,717,935
Short-term investments and interest-earning deposits	662,736	3,313,006
Federal funds sold	2,221,872	1,648,441
Total cash and cash equivalents	15,868,146	29,679,382
Long-term interest earning deposits	996,000	996,000
Securities available for sale, at fair value	123,635,639	110,108,656
FHLB and FRB stock	4,075,100	4,075,100
Loans held for sale	432,413	2,140,872

Loans	489,249,575	486,914,115
Allowance for loan losses	(11,907,795)	(12,489,400)
Net loans	477,341,780	474,424,715
Premises and equipment, net	8,237,010	8,329,718
Accrued interest receivable	2,486,910	2,391,953
Bank owned life insurance	16,647,270	13,516,789
Other real estate owned (OREO)	4,740,592	4,284,263
Prepaid FDIC Insurance	2,377,570	2,864,527
Other assets	7,278,403	7,116,280
Total assets	$664,116,833	$659,928,255
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$87,598,846	$92,872,957
Interest-bearing	487,926,557	483,483,179
Total deposits	575,525,403	576,356,136
Federal funds purchased	100,000	-
Federal Home Loan Bank (FHLB) advances	11,500,000	7,500,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,641,739	1,415,713
Other liabilities	3,409,668	4,000,654
Total liabilities	609,703,810	606,799,503
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 1,500 shares and 7,750 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	146,558	757,213
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,892,843 and 4,789,023 issued; and 4,827,843 and 4,724,023 shares outstanding at March 31, 2011 and December 31, 2010	44,362,537	43,740,155
Treasury stock, at cost, 65,000 shares at March 31, 2011 and December 31, 2010	(884,376)	(884,376)
Retained earnings	9,233,222	8,450,579
Accumulated other comprehensive income, net of tax of $801,103 at March 31, 2011 and $548,730 at December 31, 2010	1,555,082	1,065,181
Total stockholders' equity	54,413,023	53,128,752
Total liabilities and stockholders' equity	$664,116,833	$659,928,255

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2011 and 2010

	(unaudited)
	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$6,288,964	$6,883,002
Securities - taxable	579,369	639,091
Securities - tax exempt	393,162	244,551
Other interest income	14,262	6,248
Total interest income	7,275,757	7,772,892
Interest expense:
Deposits	1,361,146	1,759,498
Federal funds purchased	189	-
FHLB advances	72,071	169,858
Junior subordinated debt	199,353	280,226
Total interest expense	1,632,759	2,209,582
Net interest income	5,642,998	5,563,310
Provision for loan losses	1,220,000	1,340,000
Net interest income after provision for loan losses	4,422,998	4,223,310
Noninterest income:
Trust and brokerage fees	884,000	882,966
Service charges	290,850	290,386
Loan broker fees	108,388	114,049
Gain on sale/calls of securities	58,669	840
Other-than-temporary loss:
Total impairment loss	(124,999)	(18,844)
Loss recognized in other comprehensive income	-	8,254
Net impairment loss recognized in earnings	(124,999)	(10,590)
Other income	430,305	320,043
Total noninterest income	1,647,213	1,597,694
Noninterest expense:
Salaries and benefits	2,559,082	2,387,076
Occupancy and equipment	619,606	629,278
Marketing	89,784	96,692
Data processing	309,305	308,912
Loan and professional costs	361,442	438,407
Office supplies and postage	48,947	63,189
Courier services	53,724	55,334
Business development	90,619	79,008
Communication	46,376	36,359
FDIC insurance premiums	506,848	502,205
OREO Expenses	191,920	55,797
Other expense	215,054	252,909
Total noninterest expense	5,092,707	4,905,166
Income before income taxes	977,504	915,838
Income taxes expense	194,861	194,802

Net income	$782,643	$721,036

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations (Continued)
For the three months ended March 31, 2011 and 2010

	(unaudited)
	Three Months Ended
	March 31,
	2011	2010

Net income:	$782,643	$721,036

Other comprehensive income net of tax:
Unrealized appreciation on available for sale securities	489,901	307,047
Total comprehensive income	$1,272,544	$1,028,083

Basic earnings per common share	$0.16	$0.18
Diluted earnings per common share	$0.16	$0.16
Average common shares outstanding	4,754,892	4,090,432
Average common shares and dilutive potential common shares outstanding	4,852,761	4,394,419

Dividends declared per share	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2011 and 2010 (unaudited)

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			721,036			721,036

Other Comprehensive Income (See Note 4)
				307,047		307,047
Total Comprehensive Income						1,028,083

Stock based compensation expense		11,728				11,728

Balance, March 31, 2010	$1,788,000	$39,847,376	$6,007,844	$1,217,076	$(884,376)	$47,975,920

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			782,643			782,643

Other Comprehensive Income (See Note 4)
				489,901		489,901
Total Comprehensive Income						1,272,544

Stock based compensation expense		11,727				11,727

Conversion of 6,250 preferred shares into 103,820 common shares	(610,655)	610,655				-

Balance, March 31, 2011	$146,558	$44,362,537	$9,233,222	$1,555,082	$(884,376)	$54,413,023

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2011 and 2010

	(unaudited)	(unaudited)
	Three Months ended	Three Months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$782,643	$721,036
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	489,628	359,942
Provision for loan losses	1,220,000	1,340,000
Stock based compensation expense	11,727	11,728
Earnings on life insurance	(130,481)	(115,280)
Gain on sale of securities AFS	(58,669)	(840)
Impairment on AFS securities	124,999	10,590
Loans originated for sale	(3,704,941)	(5,539,352)
(Gain)Loss on sale of other real estate owned	15,807	57
Proceeds from sale of loans	5,413,400	8,350,674
Write-down on OREO	113,780	-
Change in accrued interest receivable	(94,957)	(73,417)
Change in other assets	72,461	1,064,963
Change in accrued interest payable	226,026	134,051
Change in other liabilities	(590,986)	(118,079)
Net cash from operating activities	3,890,437	6,146,073
Cash flows from investing activities:
Net change in loans	(5,414,160)	3,107,507
Purchase of securities AFS	(21,237,075)	(5,761,030)
Proceeds from calls and maturities of securities AFS	7,284,120	5,373,220
Purchase of securities HTM	-	(1,112,773)
Proceeds from calls and maturities of securities HTM	-	211,702
Proceeds from sale of securities AFS	783,300	-
Proceeds from sale of OREO	691,180	190,721
Purchase of bank owned life insurance	(3,000,000)	-
Purchase of FHLB stock	-	(75,000)
Purchase of premises and equipment	(78,305)	(449,523)
Net cash from (used in) investing activities	(20,970,940)	1,484,824
Cash flows from financing activities:
Net change in deposits	(830,733)	(9,089,076)
Repayment of long-term FHLB advances	(2,000,000)	(2,000,000)
Net change in short-term borrowings	6,100,000	4,000,000
Net cash from (used in) financing activities	3,269,267	(7,089,076)
Net change in cash and cash equivalents	(13,811,236)	541,821
Cash and cash equivalents, beginning of period	29,679,382	24,664,309
Cash and cash equivalents, end of period	$15,868,146	$25,206,130

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,406,733	$2,075,531
Income taxes	570,000	-
Noncash items:
Transfer of loans to other real estate owned	1,277,095	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2011 and its consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2011 and March 31, 2010 and change in stockholders’ equity and cashflows for the three-month periods ended March 31, 2011 and March 31, 2010.   The results for the period ended March 31, 2011 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and  2009 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 – Summary of Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  There were no material changes in the information regarding our critical accounting policies since December 31, 2010.

Index

Note 3 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding  amounts of unrealized gains and losses therein:

	March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$3,392,750	$38,814	$-	$3,431,564
Obligations of states and political subdivisions	49,102,804	871,471	(430,765)	49,543,510
Mortgage-backed securities (residential)	64,353,606	2,005,925	(316,416)	66,043,115
Mortgage-backed securities (commercial)	4,430,296	187,154	-	4,617,450
Collateralized debt obligations	-	-	-	-

Total Securities	$121,279,456	$3,103,364	$(747,181)	$123,635,639

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$4,112,957	$59,710	$-	$4,172,667
Obligations of states and political subdivisions	45,852,349	546,212	(639,159)	45,759,402
Mortgage-backed securities (residential)	53,960,788	1,854,148	(325,966)	55,488,970
Mortgage-backed securities (commercial)	4,458,652	224,365	-	4,683,017
Collateralized debt obligations	110,000	-	(105,400)	4,600
Total Securities	$108,494,746	$2,684,435	$(1,070,525)	$110,108,656

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $157,282 and $274,596 for securities available for sale at March 31, 2011 and December 31, 2010, respectively.

Index

The fair values of debt securities available for sale at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	3/31/2011
	Weighted Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due after one to five years	2.16%	$799,208	$816,104
Due after five to ten years	2.58%	2,593,542	2,615,460
Total Agencies	2.48%	$3,392,750	$3,431,564

Mortgage-backed securities:
Mortgage-backed securities (residential)	2.96%	$64,353,606	$66,043,115
Mortgage-backed securities (commercial)	4.37%	4,430,296	4,617,450
	3.05%	$68,783,902	$70,660,565
Obligations of state and political subdivisions:
Due in one year or less	4.99%	$130,109	$130,709
Due after one to five years	5.41%	3,835,225	3,967,328
Due after five to ten years	5.33%	15,951,711	16,254,156
Due after ten years	5.69%	29,185,759	29,191,317
Total Obligations of state and political subdivisions	5.55%	$49,102,804	$49,543,510

Collateralized debt obligations
Due after ten years	0.00%	$-	$-

	12/31/2010
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$703,997
Due after one to five years	2.16%	799,138	822,336
Due after five to ten years	2.58%	2,613,819	2,646,334
Total Agencies	2.61%	$4,112,957	$4,172,667

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.86%	$53,960,788	$55,488,970
Mortgage-backed securities (commercial)	4.22%	4,458,652	4,683,017
	3.89%	$58,419,440	$60,171,987

Obligations of state and political subdivisions:
Due in one year or less	4.99%	$260,457	$262,621
Due after one to five years	5.24%	3,168,388	3,270,587
Due after five to ten years	5.28%	13,676,918	13,820,407
Due after ten years	5.77%	28,746,586	28,405,787
Total Obligations of state and political subdivisions	5.58%	$45,852,349	$45,759,402

Collateralized debt obligations
Due after ten years	1.15%	$110,000	$4,600

Proceeds from securities sold classified as available for sale totaled $783,300 for the three months ended March 31, 2011.  There were no securities sold for the three months ended March 31, 2010.

Index

Gross gains realized were $58,879 and $840 for the three months ended March 31, 2011 and March 31, 2010, respectively.  There were $210 and $0 gross losses realized on the sale of available for sale securities during the three-month periods ending March 31, 2011 and March 31, 2010.  The approximate tax expense on the net gains (losses) for the three months ended March 31, 2011 and March 31, 2010 was $19,947 and $286, respectively.

Securities with a carrying value of $1.0 million and $1.1 million were pledged to secure borrowings from the FHLB at March 31, 2011 and December 31, 2010, respectively.   Securities with a carrying value of $3.2 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at March 31, 2011 and December 31, 2010, respectively.  Securities with a carrying value of $17.9 million and $17.8 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants and Pacific Coast Bankers Bank, to secure federal funds lines of credit at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at March 31, 2011 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	12,068,080	(404,976)	1,449,442	(25,789)	13,517,522	(430,765)
Mortgage-backed securities (residential)	15,906,979	(159,133)	401,717	(157,283)	16,308,696	(316,416)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-
Total temporarily impaired securities	$27,975,059	$(564,109)	$1,851,159	$(183,072)	$29,826,218	$(747,181)

Securities with unrealized losses at December 31, 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	16,033,664	(588,556)	1,427,946	(50,603)	17,461,610	(639,159)
Mortgage-backed securities (residential)	5,772,263	(156,769)	416,929	(169,197)	6,189,192	(325,966)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	4,600	(105,400)	4,600	(105,400)
Total available for sale securities	$21,805,927	$(745,325)	$1,849,475	$(325,200)	$23,655,402	$(1,070,525)

Unrealized losses on mortgage-backed securities and state and municipality bonds have not been recognized into income because the issuers’ bonds are of high credit quality and management does not have the intent to sell and it is likely that they will not be required to sell the securities before their anticipated recovery.  The fair value is expected to recover as the bonds approach their maturity and/or as market conditions improve.

Index

As of March 31, 2011, Tower Financial Corporation’s security portfolio consisted of 230 securities, 40 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At March 31, 2011, approximately 82% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

As of March 31, 2011, we held $11.8 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. The eight securities purchased all had AAA rating from Standard & Poors. These bonds make up less than 10% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million.  At March 31, 2011, the fair value of the investment was $401,717 and the amortized cost was $558,999.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2010, the fair value of the investment was $416,929 and the amortized cost was $586,125.

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

	March 31	December 31	September 30	June 30	March 31
	2011	2010	2010	2010	2010
Delinquency 60+	25.16%	22.58%	20.76%	22.48%	24.37%
Delinquency 90+	22.36%	19.79%	18.42%	20.73%	22.07%
Other Real Estate Owned	2.58%	1.73%	0.20%	0.17%	1.27%
Foreclosure	10.70%	9.42%	9.11%	10.79%	11.43%
Bankruptcy	3.08%	4.08%	4.09%	3.35%	3.87%

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

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $72,730 through March 31, 2011.  We had previously recorded impairment of $57,731 as of December 31, 2010, therefore an OTTI charge of $14,999 was recorded during the first three months of 2011.

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation. At March 31, 2011, the Company took an additional OTTI charge to write-off the remaining investment.  At December 31, 2010, the fair value of the investment was $4,600 and the amortized cost was $110,000.  The investment was rated Ca by Moody’s and C by Fitch at March 31, 2011 and December 31, 2010.

Index

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of March 31, 2011, the amount of deferrals and defaults was $326.6 million, or 37% of the total pool.  Of the total $877.4 million of original collateral, $550.8 million is currently paying interest.  The defaults and deferrals occurred as follows:

	Deferral	Default
March 31, 2008	$-	$25,000,000
September 30, 2008	20,000,000	-
December 31, 2008	15,000,000	35,000,000
March 31, 2009	22,500,000	-
June 30, 2009	35,600,000	25,000,000
September 30, 2009	86,000,000	-
December 31, 2009*	7,500,000	25,000,000
March 31, 2010	-	-
June 30, 2010	-	-
September 30, 2010	14,000,000	-
December 31, 2010	29,000,000	-
March 31, 2011	12,000,000	-

*$25.0 million of defaults at December 31, 2009 were reported as deferrals in September 30, 2009

The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying loans or trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume that all interest payment deferrals will become defaults prior to their next payment dates and that there will be no recoveries on defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Tower’s note class. We evaluate the credit quality of each underlying issuer in the pool and apply a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the March 31, 2011 analysis, our model indicated that the security was other-than-temporarily impaired.  Based on this conclusion at March 31, 2011, the investment had OTTI of 100%. The March 31, 2011 OTTI charge was $110,000 resulting in an ending book value of $0. This security cannot experience any additional OTTI charges.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three months ended March 31, 2011:

For the three months ended March 31	2011	2010
Beginning Balance, January 1	$909,073	$750,770
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	124,999	10,590
Ending Balance, March 31	$1,034,072	$761,360

Index

Note 4 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net Income	$782,643	$721,036
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	(7,685)	(18,844)
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	124,999	10,590
Unrealized holding gains (losses) recorded in other comprehensive income	117,314	(8,254)

Unrealized holding gains (losses) on available for sale securities arising during the period	683,629	474,317
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(58,669)	(840)
Net unrealized gains (losses)	624,960	473,477
Income tax expense	252,373	158,176
Total other comprehensive income	489,901	307,047
Comprehensive Income	$1,272,544	$1,028,083

Note 5 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2011 and March 31, 2010.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 74,654 and 79,404 for the three-month period ended March 31, 2011 and 2010, respectively.  The Company also has preferred stock which can be converted at the option of the shareholders into 24,917 and 303,987 shares of common stock as of March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
	2011	2010
Basic
Net income available to common stockholders	$782,643	$721,036
Weighted average common shares outstanding	4,754,892	4,090,432
Basic earnings per common share	$0.16	$0.18

Diluted
Net income available to common stockholders	$782,643	$721,036
Weighted average common shares outstanding	4,754,892	4,090,432
Add: dilutive effect of assumed preferred stock conversion and stock options	97,869	303,987
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,852,761	4,394,419
Diluted earnings per common share	$0.16	$0.16

Index

Note 6 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 74,654 remain outstanding as of March 31, 2011.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost charged against income for options granted under the Plans in accordance with accounting standards for the three months ended March 31, 2011 and March 31, 2010.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of March 31, 2011 and changes during the three-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	76,154	$13.37	2.72	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(1,500)	8.38	-	-

Outstanding at March 31, 2011	74,654	13.47	2.52	-

Vested or expected to vest at March 31, 2011	74,654	13.47	2.52	-

Exercisable at March 31, 2011	74,654	13.47	2.52	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2011 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2011, 19,500 shares have been granted in the form of restricted stock, of which 10,750 shares have vested.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $11,727 and $11,728 for the three months ended March 31, 2011 and 2010, respectively.  Future expense related to this award will be $35,183 in 2011 and $14,062 in 2012.  The total fair value of shares vested during the quarter ended March 31, 2011 was $7,750.

A summary of the restricted stock activity as of March 31, 2011 and changes during the three-month period then ended are presented below:

		Weighted-Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at January 1, 2011	9,750	$8.95

Granted	-	-

Vested	(1,000)	6.58

Forfeited	-	-

Outstanding at March 31, 2011	8,750	9.22

Index

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

Information reported internally for performance assessment follows:

	As of and for the three months ending March 31, 2011
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,820,305	$22,046	$(199,353)	$-	$5,642,998

Non-interest income	754,927	886,039	1,043,801	(1,037,554)	1,647,213

Non-interest expense	4,289,994	609,592	193,121	-	5,092,707

Noncash items
Provision for loan losses	1,220,000	-	-	-	1,220,000
Depreciation/Amortization	476,435	13,193	-	-	489,628

Income tax expense(benefit)	226,572	99,605	(131,316)	-	194,861

Segment Profit	838,666	198,888	782,643	(1,037,554)	782,643

Balance Sheet Information
Segment Assets	658,382,461	6,648,921	78,009,855	(78,924,404)	664,116,833

	As of for the three months ending March 31, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,827,267	$16,269	$(280,226)	$-	$5,563,310

Non-interest income	900,819	886,732	1,011,249	(1,201,106)	1,597,694

Non-interest expense	4,150,734	599,282	155,150	-	4,905,166

Noncash items
Provision for loan losses	1,340,000	-	-	-	1,340,000
Depreciation/Amortization	350,845	9,097	-	-	359,942

Income tax expense(benefit)	234,529	105,436	(145,163)	-	194,802

Segment Profit	1,002,823	198,283	721,036	(1,201,106)	721,036

Balance Sheet Information
Segment Assets	676,696,637	5,935,873	70,543,441	(79,050,186)	674,125,765

Index

Note 8 – Loans and Allowance for Loan Losses

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Balance	%	Balance	%

Commercial	$235,880,318	48.2%	$233,882,777	48.0%
Commercial real estate
Construction	25,890,839	5.3%	24,588,088	5.1%
Other	95,329,531	19.5%	94,056,119	19.3%
Residential real estate
Traditional	52,163,061	10.7%	54,236,553	11.1%
Jumbo	29,467,708	6.0%	25,833,656	5.3%
Home equity	35,688,855	7.3%	38,395,005	7.9%
Consumer	14,919,453	3.0%	15,979,973	3.3%
Total loans	489,339,765	100.0%	486,972,171	100.0%
Net deferred loan costs (fees)	(90,190)		(58,056)
Allowance for loan losses	(11,907,795)		(12,489,400)

Net loans	$477,341,780		$474,424,715

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended March 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	5,790,945	6,183,365	386,992	77,051	28,711	22,336	12,489,400
Provision expense	1,377,219	(91,840)	(70,458)	18,457	(5,367)	(8,011)	1,220,000
Charge-offs	(822,867)	(1,049,110)	-	(17,408)	-	-	(1,889,385)
Recoveries	37,075	47,363	-	1,767	1,575	-	87,780
Ending Balance 3/31/2011	6,382,372	5,089,778	316,534	79,867	24,919	14,325	11,907,795

For the three months ended March 31, 2010:
Beginning balance 1/1/2010	11,598,389
Provision expense	1,340,000
Charge-offs	(812,446)
Recoveries	23,942
Ending Balance 3/31/2010	12,149,885

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2011 and December 31, 2010:

March 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,361,920	$5,020,452	$6,382,372
Commercial Real Estate
Construction	1,467,000	651,318	2,118,318
Other	585,000	2,386,460	2,971,460
Residential Real Estate
Traditional	-	202,269	202,269
Jumbo	-	114,265	114,265
Home Equity	-	79,867	79,867
Consumer	-	24,919	24,919
Unallocated	-	14,325	14,325
Total	$3,413,920	$8,493,875	$11,907,795

Loans:
Commercial	$16,971,628	$219,617,138	$236,588,766
Commercial Real Estate
Construction	6,367,965	19,574,159	25,942,124
Other	6,085,261	89,420,950	95,506,211
Residential Real Estate
Traditional	-	52,266,252	52,266,252
Jumbo	-	29,526,003	29,526,003
Home Equity	-	35,909,221	35,909,221
Consumer	-	15,123,879	15,123,879
Unallocated	-	-	-
Total	$29,424,854	$461,437,602	$490,862,456

December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$794,796	$4,996,149	$5,790,945
Commercial Real Estate
Construction	2,547,000	664,665	3,211,665
Other	445,000	2,526,700	2,971,700
Residential Real Estate
Traditional	-	262,134	262,134
Jumbo	-	124,858	124,858
Home Equity	-	77,051	77,051
Consumer	-	28,711	28,711
Unallocated	-	22,336	22,336
Total	$3,786,796	$8,702,604	$12,489,400

Loans:
Commercial	$17,755,408	$216,751,782	$234,507,190
Commercial Real Estate
Construction	8,020,168	16,632,723	24,652,891
Other	5,853,845	88,362,580	94,216,425
Residential Real Estate
Traditional	-	54,373,838	54,373,838
Jumbo	-	25,899,046	25,899,046
Home Equity	-	38,620,639	38,620,639
Consumer	-	16,186,219	16,186,219
Unallocated	-	-	-
Total	$31,629,421	$456,826,827	$488,456,248

Index

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$11,815,368	$11,842,016	$-
Commercial Real Estate
Construction	1,314,369	1,314,913	-
Other	1,475,872	1,482,866	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,605,609	14,639,795	-
With related allowance recorded:
Commercial	5,120,215	5,129,612	1,361,920
Commercial Real Estate
Construction	5,051,275	5,053,052	1,467,000
Other	4,598,566	4,602,395	585,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,770,056	14,785,059	3,413,920

	$29,375,665	$29,424,854	$3,413,920

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$12,803,552	$12,826,772	$-
Commercial Real Estate
Construction	1,850,416	1,862,150	-
Other	2,208,130	2,208,205	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	16,862,098	16,897,127	-
With related allowance recorded:
Commercial	4,910,918	4,928,636	794,796
Commercial Real Estate
Construction	6,156,859	6,158,018	2,547,000
Other	3,640,193	3,645,640	445,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,707,970	14,732,294	3,786,796

	$31,570,068	$31,629,421	$3,786,796

Index

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three months ended March 31, 2011 and March 31, 2010:

	For the three months ended	March 31, 2011

Average impaired loans during the period:
Commercial		$15,987,011
Commercial Real Estate
Construction		3,560,177
Other		11,015,678

Interest recognized on impaired loans:
Commercial		159,397
Commercial Real Estate
Construction		47,245
Other		70,047

Cash-basis interest income recognized:
Commercial		134,391
Commercial Real Estate
Construction		43,318
Other		64,577

	For the three months ended	March 31, 2010

Average impaired loans during the period		$25,396,342

Interest recognized on impaired loans		178,971

Cash-basis interest income recognized		178,971

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$7,581,886	$1,897,231
Commercial Real Estate
Construction	3,306,335	-
Other	1,197,890	678,007
Residential Real Estate
Traditional	651,925	183,512
Jumbo	-	-
Home Equity	-	118,341
Consumer	-	7,352
Total	$12,738,036	$2,884,443

Index

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,413,675	$1,961,597
Commercial Real Estate
Construction	3,476,643	482,512
Other	2,208,205	-
Residential Real Estate
Traditional	825,432	229,213
Jumbo	-	-
Home Equity	17,292	179
Consumer	-	27,843
Total	$12,941,247	$2,701,344

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,824,016	$4,304,047	$4,639,386	10,767,449	$225,821,317
Commercial Real Estate
Construction	2,596,702	-	3,167,098	5,763,800	20,178,324
Other	749,663	132,249	1,875,897	2,757,809	92,748,402
Residential Real Estate
Traditional	60,156	-	835,437	895,593	51,370,659
Jumbo	-	-	-	-	29,526,003
Home Equity	41,487	-	118,341	159,828	35,749,393
Consumer	335,817	49,303	7,352	392,472	14,731,407
Total	$5,607,841	$4,485,599	$10,643,511	$20,736,951	$470,125,505

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$3,377,433	$444,713	$5,571,355	9,393,501	$225,113,689
Commercial Real Estate
Construction	3,487,072	-	1,862,150	5,349,222	19,303,669
Other	-	239,392	2,208,205	2,447,597	91,768,828
Residential Real Estate
Traditional	738,767	121,252	1,054,645	1,914,664	52,459,174
Jumbo	1,183,388	-	-	1,183,388	24,715,658
Home Equity	48,433	-	17,471	65,904	38,554,735
Consumer	250,040	95,625	27,843	373,508	15,812,711
Total	$9,085,133	$900,982	$10,741,669	$20,727,784	$467,728,464

Troubled Debt Restructurings:

The Company has allocated $445,000 and $485,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010.  The Company has committed to lend additional amounts totaling up to $497 and $8,962 as of March 31, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

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

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

March 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$197,988,301	$19,342,991	11,830,588	$7,426,886
Commercial Real Estate
Construction	-	8,060,591	3,282,154	11,293,045	3,306,334
Other	-	82,031,287	7,537,356	4,739,678	1,197,890
Residential Real Estate
Traditional	52,266,252	-	-	-	-
Jumbo	29,526,003	-	-	-	-
Home Equity	35,909,221	-	-	-	-
Consumer	15,123,879	-	-	-	-
Total	$132,825,355	$288,080,179	$30,162,501	$27,863,311	$11,931,110

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$197,230,795	$15,507,296	15,459,634	$6,309,465
Commercial Real Estate
Construction	-	5,725,698	3,104,775	12,345,774	3,476,644
Other	-	79,158,412	8,485,742	4,364,067	2,208,204
Residential Real Estate
Traditional	54,373,838	-	-	-	-
Jumbo	25,899,046	-	-	-	-
Home Equity	38,620,639	-	-	-	-
Consumer	16,186,219	-	-	-	-
Total	$135,079,742	$282,114,905	$27,097,813	$32,169,475	$11,994,313

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of March 31, 2011 and December 31, 2010:

March 31, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$51,370,659	$60,156	$183,512	$651,925
Jumbo	29,526,003	-	-	-
Home Equity	35,749,393	41,487	118,341	-
Consumer	14,731,407	385,120	7,352	-
Total	$131,377,462	$486,763	$309,205	$651,925

Index

December 31, 2010	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,459,174	$860,019	$229,213	$825,432
Jumbo	24,715,658	1,183,388	-	-
Home Equity	38,554,735	48,433	179	17,292
Consumer	15,812,711	345,665	27,843	-
Total	$131,542,278	$2,437,505	$257,235	$842,724

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2011	December 31, 2010

Loans past due over 90 days and still accruing	$2,872,769	$2,688,135
Nonperforming restructured loans	2,119,335	7,501,958
Nonaccrual loans	12,738,444	12,939,331
Total nonperforming loans	$17,730,548	$23,129,424
Other real estate owned	4,740,592	4,284,263
Impaired Securities	401,717	421,529
Total nonperforming assets	$22,872,857	$27,835,216

Nonperforming assets to total assets	3.44%	4.22%

Nonperforming loans to total loans	3.62%	4.75%

Note:Loan balances disclosed in the chart above are reported at unpaid principal.

Note 9 – Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) were:

	March 31, 2011	December 31, 2010

3.19% bullet advance, principal due at maturity March 28, 2011	$-	$2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	1,500,000	1,500,000
0.48% variable rate advance, principal due at maturity September 13, 2011	1,500,000	-
0.48% variable rate advance, principal due at maturity September 26, 2011	4,500,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$11,500,000	$7,500,000

Of the total FHLB borrowings at March 31, 2011 and December 31, 2010, no advances had callable options.

At March 31, 2011 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2011	$7,500,000
2012	2,000,000
2013	2,000,000
$11,500,000

Index

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which include our collateralized debt obligations and some mortgage-backed securities.  Collateralized debt obligations, such as Trust Preferred Securities, which are issued by financial institutions and insurance companies have seen a decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  The same is true for the mortgage-backed securities that are categorized as Level 3.  As such, these investments are priced at March 31, 2011 and December 31, 2010 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

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

Index

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

		March 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$3,431,564	$-	$3,431,564
Obligations of states and political subdivisions	-	49,543,510	-	49,543,510
Mortgage-backed securities (residential)	-	58,392,943	7,650,172	66,043,115
Mortgage-backed securities (commercial)	-	4,617,450	-	4,617,450
Collateralized debt obligations	-	-	-	-
Total	$-	$115,985,467	$7,650,172	$123,635,639

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$4,172,667	$-	$4,172,667
Obligations of states and political subdivisions	-	45,759,402	-	45,759,402
Mortgage-backed securities (residential)	-	47,097,328	8,391,642	55,488,970
Mortgage-backed securities (commercial)	-	4,683,017	-	4,683,017
Collateralized debt obligations	-	-	4,600	4,600
Total	$-	$101,712,414	$8,396,242	$110,108,656

The following table represents the changes in the Level 3 fair-value category for the periods ended March 31, 2011 and March 31, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities		Available-for-sale securities
	March 31, 2011		March 31, 2010
For the three months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, January 1	$4,600	$8,391,642	$10,000	$5,091,556
Principal paydowns	-	(747,556)	-	(255,943)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(1,980)	-	24,624
Credit loss recognized in earnings	(110,000)	(14,999)	-	(10,590)
Included in other comprehensive income	105,400	23,065	28	167,607
Purchases of Level 3 securities		-		1,112,773
Transfers in (out) of Level 3	-	-	-	-
Ending Balance, March 31	$-	$7,650,172	$10,028	$6,130,027

Index

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month period ending March 31 for Level 3 assets that are still held at March 31.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Quarter Ended March 31
Collateralized Debt Obligation	2011	2010
Impairment recognized in earnings	$110,000		$-
Total	$110,000	$	- 0 -

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended March 31
Mortgage backed securities (residential)	2011	2010
Impairment recognized in earnings	$14,999	$10,590
Total	$14,999	$10,590

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

		March 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$4,431,757	$4,431,757
Commercial Real Estate
Construction	-	-	431,986	431,986
Other	-	-	3,641,323	3,641,323
Other real estate owned:
Commercial Real Estate
Construction	$-	$-	$51,700	$51,700
Other	-	-	1,230,315	1,230,315
Residential Real Estate
Traditional	-	-	228,420	228,420
Jumbo	-	-	-	-

Index

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$5,491,859	$5,491,859
Commercial Real Estate
Construction	-	-	763,986	763,986
Other	-	-	4,617,865	4,617,865
Other real estate owned:
Commercial Real Estate
Construction	$-	$-	$1,878,255	$1,878,255
Other	-	-	917,000	917,000
Residential Real Estate
Traditional	-	-	279,000	279,000
Jumbo	-	-	-	-

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.8 million, with a valuation allowance of $2.3 million at March 31, 2011, resulting in an additional provision for loan losses of $428,000 for the three months ended March 31, 2011 compared to additional provision expense of $337,000 recorded for the three months ended March 31, 2010.  Impaired loans with a carrying amount totaling $4.3 million at March 31, 2011 and $5.4 million at December 31, 2010 were excluded from the chart above as these were measured using the present value of expected future cashflows, which is not considered fair value. At December 31, 2010, impaired loans had a carrying amount of $12.5 million, with a valuation allowance of $1.6 million.

Our internal policy on OREO properties requires an updated appraisal once every 12 months.  Several appraisals were received during the fourth quarter of 2010 at which time those properties were written down to fair value.  Based on receiving new appraisals on a few OREO properties over the last three months, we have marked four of them to fair value.  At March 31, 2011, the carrying value of those properties was $1.6 million, with a valuation allowance of $60,000, resulting in additional OREO expense of approximately $113,780 for the three months ended March 31, 2011.  We added one residential real estate property and one commercial real estate property totaling $1.3 million, which was offset by two sales with a carrying value that totaled $664,000.  Subsequent to March 31, 2011, a purchase agreement was signed on one of the new OREO properties that are expected to close by the end of the second quarter, which would reduce OREO by approximately $900,000.  At December 31, 2010 the carrying value was $3.5 million, with a valuation allowance of $446,043, resulting in additional OREO expense of approximately $446,000 for the year ended December 31, 2010.

In accordance with accounting standards the carrying values and estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,868,146	$15,868,146	$29,679,382	$29,679,382
Long-term interest earning deposits	996,000	996,000	996,000	996,000
Securities available for sale	123,635,639	123,635,639	110,108,656	110,108,656
FHLBI and FRB stock	4,075,100	N/A	4,075,100	N/A
Loans held for sale	432,413	432,413	2,140,872	2,140,872
Loans, net	477,341,780	481,043,587	474,424,715	477,931,195
Accrued interest receivable	2,486,910	2,486,910	2,391,953	2,391,953
Financial liabilities:
Deposits	$(575,525,403)	$(577,661,891)	$(576,356,136)	$(579,132,112)
Federal funds purchased	(100,000)	(100,000)	-	-
FHLB advances	(11,500,000)	(11,667,250)	(7,500,000)	(7,716,450)
Junior subordinated debt	(17,527,000)	(16,818,812)	(17,527,000)	(16,537,065)
Accrued interest payable	(1,641,739)	(1,641,739)	(1,415,713)	(1,415,713)

Index

Estimated fair value for securities available for sale is consistent with the hierarchy regarding fair value measurements.  For securities where quoted market prices are not available, fair values are estimated based on market prices of similar securities and in some cases on unobservable inputs due to inactive market activity.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value for IRAs, CDs, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt is based on the rates at period-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2011 and December 31, 2010 and results of operations for the three month periods ended March 31, 2011 and March 31, 2010.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Net income for the first quarter 2011 was $782,643, an increase of $61,607 from the first quarter of 2010.  The increase in net income was primarily due to a decrease in provision expense of $120,000 and an increase in net interest income of $79,688. These increases to income were offset by an increase in noninterest expenses of $187,541.  Net interest income increased primarily due to a drop in our cost of funds.  Interest expense decreased by $576,823 compared to the same three-month period in 2010 ending March 31.  Noninterest income also increased in 2011 compared to 2010 primarily due to an increase in the gain on the sale of securities by $57,829 and an increase in our net debit card interchange income by $46,822.  Operating expenses increased primarily due to an increase of $172,006 in employment expenses and an increase of $136,123 in other real estate owned expenses.  Most of the other expense categories remained the same or showed a slight decrease from the first quarter of 2010 to the first quarter of 2011, each of which was less than $100,000, including loan and professional costs, office supplies and occupancy and equipment expenses.

Total assets increased by $4.2 million from December 31, 2010 to March 31, 2011.  The increase in total assets was primarily due to an increase in long-term investments and bank owned life insurance totaling $16.7 million offset by a decrease in cash and cash equivalents by $13.8 million.  We also experienced an increase of $2.3 million in total loans, which primarily came from our commercial and commercial real estate portfolios.

Total deposits decreased by $830,733 to $575.5 million as of March 31, 2011, primarily due to decreases of $6.7 million, $6.1 million, and $5.3 million in certifcates of deposit, money market accounts, and noninterest bearing checking accounts, respectively.  These decreases were offset by increases of $13.8 million in our interest bearing checking and $4.9 million in our brokered deposits.  Core deposits decreased by $2.6 million, and now comprise 74.5% of total deposits.

Financial Condition

Total assets were $664.1 million at March 31, 2011 compared to total assets at December 31, 2010 of $659.9 million.  The 0.6% increase in assets was primarily due to an increase in long-term investments and bank owned life insurance of $16.7 million, which was offset by a decrease in cash and cash equivalents by $13.8 million.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $15.9 million at March 31, 2011, a decrease of $13.8 million, or 46.5%, from December 31, 2010.  The cash was used to purchase securities available for sale, which increased by $13.5 million from December 31, 2010 to $123.6 million at the end of the first quarter of 2011.  The increase in long-term investments was primarily in municipal bonds and residential mortgage-backed securities, which increased by $3.8 million and $10.6 million, respectively.  Long-term investments now comprise 18.6% of total assets, as we continue to focus on liquidity and repositioning of the balance sheet.

Loans.  Total loans were $489.2 million at March 31, 2011 reflecting a 0.5% increase from total loans of $486.9 million at December 31, 2010.   The increase in loans during the first three months of 2011 occurred mainly in the commercial and commercial real estate loan categories, which increased by a total of $4.5 million

Nonperforming Assets.  Nonperforming assets include impaired securities, nonperforming loans, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, nonperforming restructured loans, and all nonaccrual loans.  Nonperforming assets have decreased from $27.8 million, or 4.2% of total assets, at December 31, 2010 to $22.9 million, or 3.4% of total assets, at March 31, 2011.  The decrease was primarily attributable to two restructured loans totaling $5.4 million moving to performing status.  These two relationships have demonstrated their ability to consistently make scheduled payments based on the restructured terms. Included in delinquencies greater than 90 days as of March 31, 2011 and December 31, 2010 is an accruing $1.8 million loan that has matured.  The Bank has elected not to renew the loan and is seeking collection via legal process.  The loan remains in accruing status because it is further supported by the unlimited guaranty of a third party whose guaranty is fully secured by a mortgage on a performing commercial real estate property that is unrelated to the borrower’s enterprise and cash collateral of $645,000 on deposit in the Bank’s name.  This loan is expected to remain nonperforming during the pendency of our legal collection efforts but ultimate collection is not currently in doubt.   Without this item, non-performing assets would have totaled $21.1 million, or 3.2% of total assets and $26.0 million, or 3.9% of total assets at March 31, 2011 and December 31, 2010, respectively.

Index

Non-accrual loans decreased by $200,887 during the first quarter of 2011 primarily due to the sale of a $1.9 million commercial loan and the transfer of two loans to OREO in the amount of $1.3 million.  The reductions to non-accruals were offset by adding four commercial and one commercial real estate relationship totaling $3.2 million.  These additions to non-accruals resulted in $130,000 of additional provision expense for the quarter ending March 31, 2011.

The increase in OREO of $456,329 was a direct result of the addition of two loan foreclosures, one commercial real estate and one residential real estate property, totaling $1.3 million since December 31, 2010.  Offsetting the additions was the sale of two residential real estate properties and one commercial real estate property, which caused a reduction of $706,987 in other real estate owned.  Subsequent to March 31, 2011, a purchase agreement was signed on a commercial real estate property that will reduce other real estate owned by approximately $900,000 before the end of the second quarter of 2011.

Loans are deemed impaired when it is probable that we will not be able to collect all principal and interest amounts due according to their contractual terms, which includes most nonperforming loans.  Total impaired loans at March 31, 2011 were $29.4 million, compared to $31.6 million at December 31, 2010.  At March 31, 2011, management believes it has allocated adequate specific reserves for these risks.

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

The allowance for loan losses at March 31, 2011 was $11.9 million, or 2.43% of total loans outstanding, a decrease of $581,605 from $12.5 million, or 2.57% of total loans outstanding, at December 31, 2010.   The provision for loan losses during the first three months of 2011 was $1.2 million compared to $1.3 million in the first three months of 2010 as a result of management’s focus on reducing classified assets over the last year.

For the first three months of 2011, we were in a net charge-off position of $1.8 million compared to a net charge-off position of $788,504 for the three months of 2010.  The increase in the charge-offs from the first quarter 2010 compared to the first quarter 2011 was a result of management’s decision to aggressively reduce classified assets.  The reduction occurred through the sale of loans and OREO properties, discounts taken on loans to allow the customer to refinance through other institutions, payoffs, and write-downs to fair value.  Nonperforming loans decreased by $5.4 million during the first three months of 2011.  The specific allowance allocations decreased by $372,876 to $3.4 million in the first three months of 2011 primarily due to charging down one commercial real estate relationship by $1.0 million that was previously reserved and did not require additional reserves as of March 31, 2011.

Other Assets.   Other assets, which includes bank owned life insurance and prepaid FDIC insurance, increased by $2.8 million, primarily from the $3.0 million purchase of bank owned life insurance.  Prepaid FDIC insurance decreased $486,957 and will continue to decrease as the quarterly amounts are expensed.

Deposits.   Total deposits were $575.5 million at March 31, 2011 compared to total deposits at December 31, 2010 of $576.4 million. The decrease of $830,733 during the first three months of 2011 was a combination of an increase in interest bearing deposits, primarily in health savings accounts, of $13.8 million and an increase in brokered deposits of $4.9 million offset by decreases of $6.7 million, $6.1 million, and $5.3 million in certifcates of deposit, money market accounts, and noninterest bearing accounts, respectively.  Core deposits decreased by $2.6 million over the first three months of 2011, but remain at 74.5% of total deposits.  Total brokered deposits were $110.4 million at March 31, 2011, which includes brokered certifcates of deposit of $98.4 million and brokered money market accounts of $12.0 million.  Brokered deposits were $105.5 million at December 31, 2010.  We have strategically increased our brokered deposits, in both certificates of deposit for the long-term funding and money market accounts for the short-term funding.  We have been able to lock in rates on brokered certificates of deposits over a period ranging from two to ten years.  Based on the current interest rate environment and the competition in the local market, funding is and will continue to be the primary way to manage net interest margin.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2011		December 31, 2010
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$87,598,846	15.2%	$92,872,957	16.1%
Interest-bearing checking	114,920,403	20.0%	101,158,162	17.6%
Money market	153,225,501	26.6%	159,336,066	27.7%
Savings	21,247,225	3.7%	22,672,555	3.9%
Time, under $100,000	51,881,437	9.0%	55,450,402	9.6%
Total core deposits	428,873,412	74.5%	431,490,142	74.9%
Non-core deposits:
In-market non-core deposits: Time, $100,000 and over	36,220,770	6.3%	39,356,777	6.8%
Out-of-market non-core deposits:
Money market	12,020,676	2.1%	12,015,936	2.1%
Brokered certificate of deposits	98,410,545	17.1%	93,493,281	16.2%
Total out-of-market deposits	110,431,221	19.2%	105,509,217	18.3%
Total non-core deposits	146,651,991	25.5%	144,865,994	25.1%

Total deposits	$575,525,403	100.0%	$576,356,136	100.0%

Borrowings.   The Company had borrowings in the amount of $11.5 million in Federal Home Loan Bank (“FHLB”) advances at March 31, 2011 and $7.5 million at December 31, 2010.  Of the outstanding FHLB advances at March 31, 2011, $5.5 million are bullet advances and mature in a range from March 2011 through March 2013.  The remaining $6.0 million are variable rate advances that mature in September 2011.

Other Liabilities.  Other liabilities and accrued interest payable decreased from $5.4 million at December 31, 2010 to $5.1 million at March 31, 2011.  Accrued interest payable increased by $226,026, primarily from the deferral of our interest payments related to our Junior Subordinated debt.  This was offset by a decrease in accrued bonus due to the 2010 bonus being paid out in February.

Results of Operations

For The Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2011 reflected net income of $782,643, or $0.16 per diluted share.  This was a $61,607 increase from 2010’s first quarter net income of $721,036, or $0.16 per diluted share.   The operating results for the three-month period ended March 31, 2011 were favorable as we experienced an increase in our net interest income of $79,688, a decrease in loan loss provision of $120,000, and an increase in non-interest income by $49,519.  Noninterest expenses increased by $187,541, or 3.8%, from the same three-month period in 2010.

Performance Ratios	March 31
	2011	2010

Return on average assets *	0.48%	0.43%
Return on average equity *	5.91%	6.17%
Net interest margin (TEY) *	3.83%	3.66%
Efficiency ratio	69.86%	68.50%

* annualized

Net Interest Income.   Interest income for the three-month periods ended March 31, 2011 and 2010 was $7.3 million and $7.8 million, respectively, while interest expense for the first quarter was $1.6 million in 2011 and $2.2 million in 2010, resulting in net interest income of  $5.6 million for the same three-month period in 2011 and 2010.  The tax equivalent net interest margin for the first quarter of 2011 was 3.83%, while the tax equivalent net interest margin for the first quarter of 2010 was 3.66%.  The improvement in our net interest margin came primarily from an aggressive reduction in cost of funding, which was consistent with our strategy to decrease higher cost deposits and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future.  We have been able to take advantage of the low interest rate environment by increasing brokered deposits as discussed previously under the section “Financial Condition – Deposits.”  The increase in our net interest margin was offset by a decrease in earning assets of $11.3 million from the first quarter 2010.  While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over the next few quarters as we look to mitigate some of our interest rate risk by locking in funding costs over a longer term, two to ten years, through the use of brokered deposits.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	March 31, 2011			March 31, 2010
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$2,785	$13	1.89%	$2,432	$4	0.67%
Federal funds sold	2,013	1	0.20%	3,720	2	0.22%
Securities - taxable	80,112	579	3.00%	71,040	639	3.65%
Securities - tax exempt (1)	41,668	596	5.81%	24,419	371	6.16%
Loans held for sale	1,689	-	0.00%	1,157	-	0.00%
Loans	489,999	6,289	5.21%	526,814	6,883	5.30%
Total interest-earning assets	618,266	7,478	4.91%	629,582	7,899	5.09%
Allowance for loan losses	(12,964)			(12,040)
Cash and due from banks	19,509			19,284
Other assets	39,753			41,141
Total assets	$664,564			$677,967
Liabilities and Stockholders' Equity
Interest-bearing checking	$115,584	$46	0.16%	$106,890	$106	0.40%
Savings	23,156	15	0.26%	19,152	19	0.40%
Money market	167,363	194	0.47%	149,750	323	0.87%
Certificates of deposit	185,183	1,106	2.42%	200,216	1,312	2.66%
Short-term borrowings	67	-	0.00%	-	-	0.00%
FHLB advances	10,489	72	2.78%	44,765	170	1.54%
Junior subordinated debt	17,527	200	4.63%	17,527	280	6.48%
Total interest-bearing liabilities	519,369	1,633	1.28%	538,300	2,210	1.67%
Noninterest-bearing checking	86,368			88,231
Other liabilities	5,165			4,016
Stockholders' equity	53,662			47,420
Total liabilities and stockholders' equity	$664,564			$677,967
Net interest income		$5,845			$5,689
Rate spread			3.63%			3.42%
Net interest income as a percent of average earning assets			3.83%			3.66%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1.2 million, or 101 basis points, annualized, on average loans during the first quarter of 2011 as compared to $1.3 million, or 103 basis points, annualized, on average loans for the first quarter of 2010.  The allowance for loan losses at March 31, 2011 totaled $11.9 million and was 2.43% of total loans outstanding on that date.  For the three-month period ended March 31, 2011 we were in a net charge-off position of $1.8 million, or 149 basis points, annualized, on average loans compared to net charge-off of $788,504, or 61 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in 2011 were mainly made up of three loans.  One commercial real estate loan recorded a $1.0 million charge-off, which had been reserved for previously.  Two commercial loans made up another $681,514 of the net charge-offs, of which one loan was sold causing a $1.9 million reduction in non-accruals and the other loan was charged down to the remaining collateral value.

Noninterest Income.   Noninterest income was $1.6 million during the first quarter of 2011. This was a $49,519 increase compared to the first quarter of 2010.  The majority of the increase relates to increase of $46,822 in net debit card interchange income primarily due to the increase in the number of debit cards outstanding and the conversion to another service provider in February of 2011.  The increase in the gain on sale of available for sale securities of $57,829 contributed to the increase in noninterest income, but was offset by an increase in the other-than-temporary-impairment charge of $114,409 compared to the first quarter of 2010.

Noninterest Expense.   Noninterest expense was $5.1 million for the first quarter of 2011 while noninterest expense for the three-month period ended March 31, 2010 was $4.9 million.  The main components of noninterest expense for the first quarter of 2011 were salaries and benefits of $2.6 million, occupancy and equipment costs of $619,606, FDIC insurance premiums of $506,848, loan and professional expenses of $361,442, and data processing costs of $309,305.  Employee benefits and OREO expenses displayed the largest increases of $172,006 and $136,123, respectively.   The increase in employee benefits was caused by a standard increases in salaries, new incentive plans, and increase in payroll taxes.  The increased payroll tax is primarily due to the unplanned increase in the state’s unemployment tax for 2011.  The increase in OREO expense was due to write-downs caused by the decrease in property values based on receiving updated appraisals on several properties.  FDIC premiums remained relatively unchanged compared to the same three-month period in 2010.  The FDIC has announced a reduction of their assessment rates effective April 1, 2011.  We expect an immediate 8 to 10 basis point reduction in our assessment rates based on our current deposit balances.

Index

Income Taxes.    During the quarters ended March 31, 2011 and 2010, the Company recorded $194,861 and $194,802 in income taxes expense, respectively. The effective tax rate recorded was 19.9% for 2011 as compared to 21.3% for 2010.  The reduction in the effective tax rate from 2010 was caused by an increase in tax exempt income, including bank owned life insurance and municipal interest income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $830,733 in total deposits during the first three months of 2011.   While we continue to encourage the growth of in-market deposits, we believe we have positioned ourselves to increase our out-of-market brokered deposits and FHLB advances while allowing higher cost in-market certificates of deposit to leave as they mature.  This strategy has allowed us to reduce interest rate risk by purchasing brokered deposits and maintain an adequate net interest margin.  Currently, $5.5 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  We also have $6.0 million in variable rate FHLB advances that can be repaid anytime with scheduled maturities in September 2011.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $139.6 million, or 23.1% of our total funding, at March 31, 2011.  This was up from $130.5 million, or 21.7%, at December 31, 2010. Total deposits at March 31, 2011 were $575.5 million and the loan to deposit ratio was 85.0%.   Total borrowings at March 31, 2011 were $29.1 million.  We expect to experience minimal to moderate loan growth in the near-term due to current economic conditions, as well as the continuation of management’s strategy, which focuses on profitability, rather than growth. We expect to continue funding the majority of any loan growth with a mix of in-market and out-of-market sources that will be structured to mitigate future interest rate risk.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $54.4 million and $53.1 million at March 31, 2011 and December 31, 2010, respectively. Affecting the increase in stockholders’ equity during the first three months of 2011 was $782,643 in net income and $489,901 in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $11,727 of restricted stock compensation expense.

During the first three months of 2011, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our current agreement with our regulatory agencies, we must first be granted permission by them in order to declare and pay any dividends.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2011			December 31, 2010
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	10.59%	5.00%	4.00%	10.55%	5.00%	4.00%
Tier 1 risk-based	13.27%	6.00%	4.00%	13.10%	6.00%	4.00%
Total risk-based	14.53%	10.00%	8.00%	14.30%	10.00%	8.00%

The Bank
Leverage capital	10.15%	5.00%	4.00%	10.08%	5.00%	4.00%
Tier 1 risk-based	12.64%	6.00%	4.00%	12.46%	6.00%	4.00%
Total risk-based	13.90%	10.00%	8.00%	13.72%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At March 31, 2011, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first three months of 2011.

Item 4.   CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.  Furthermore, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management in an appropriate manner so as to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

As reported in our Form 10-K, we are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (the IDFI), the Federal Reserve and the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage, and are intended primarily for the protection of the depositors and borrowers of Tower Bank and for the protection of the FDIC insurance fund.  The regulation and supervision by the Federal Reserve, the IDFI and the FDIC are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  Starting in 2010, this risk factor has increased in importance with the passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the uncertainty of the exact impact it will have on financial institutions.

In addition to the information set forth above and throughout this report, you should carefully consider the factors discussed in Part I, Item 1a “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Index

Item 6.   EXHIBITS

(a)	Exhibits.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed with concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: April 29, 2011	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: April 29, 2011	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer