Form 10-Q
period 2011-06-30
TOWER FINANCIAL CORP
filed 2011-08-05
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of the issuer’s common stock, without par value, outstanding as of August 5, 2011: 4,852,761.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$11,134,424	$24,717,935
Short-term investments and interest-earning deposits	1,499,818	3,313,006
Federal funds sold	4,726,977	1,648,441
Total cash and cash equivalents	17,361,219	29,679,382

Long-term interest earning deposits	996,000	996,000
Securities available for sale, at fair value	120,888,531	110,108,656
FHLB and FRB stock	3,807,700	4,075,100
Loans held for sale	1,367,988	2,140,872

Loans	488,694,118	486,914,115
Allowance for loan losses	(12,017,002)	(12,489,400)
Net loans	476,677,116	474,424,715
	-	-
Premises and equipment, net	8,301,973	8,329,718
Accrued interest receivable	2,444,535	2,391,953
Bank owned life insurance	16,791,120	13,516,789
Other real estate owned (OREO)	3,728,845	4,284,263
Prepaid FDIC Insurance	2,037,350	2,864,527
Other assets	6,612,292	7,116,280
Total assets	$661,014,669	$659,928,255

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$87,171,004	$92,872,957
Interest-bearing	460,724,610	483,483,179
Total deposits	547,895,614	576,356,136
	-	-
Federal Home Loan Bank (FHLB) advances	34,000,000	7,500,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,794,934	1,415,713
Other liabilities	3,782,519	4,000,654
Total liabilities	605,000,067	606,799,503

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares and 7,750 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	757,213
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized;4,917,761 and 4,789,023 issued; and 4,852,761 and 4,724,023 shares outstanding at June 30, 2011 and December 31, 2010	44,520,823	43,740,155
Treasury stock, at cost, 65,000 shares at June 30, 2011and December 31, 2010	(884,376)	(884,376)
Retained earnings	10,323,051	8,450,579
Accumulated other comprehensive income, net of tax of $1,058,692 at June 30, 2011 and $548,730 at December 31, 2010	2,055,104	1,065,181
Total stockholders' equity	56,014,602	53,128,752
Total liabilities and stockholders' equity	$661,014,669	$659,928,255

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2011 and 2010

	(unaudited) Three Months Ended June 30		(unaudited) Six Months Ended June 30
	2011	2010	2011	2010
Interest income:
Loans, including fees	$6,276,853	$6,826,902	$12,565,817	$13,709,904
Securities - taxable	640,091	662,823	1,219,460	1,301,914
Securities - tax exempt	411,978	255,223	805,140	499,774
Other interest income	6,692	6,122	20,954	12,370
Total interest income	7,335,614	7,751,070	14,611,371	15,523,962
Interest expense:
Deposits	1,350,799	1,727,772	2,711,945	3,487,270
Federal funds purchased	196	111	385	111
FHLB advances	62,765	142,854	134,836	312,712
Junior subordinated debt	201,214	283,071	400,567	563,297
Total interest expense	1,614,974	2,153,808	3,247,733	4,363,390
Net interest income	5,720,640	5,597,262	11,363,638	11,160,572
Provision for loan losses	1,125,000	1,100,000	2,345,000	2,440,000
Net interest income after provision for loan losses	4,595,640	4,497,262	9,018,638	8,720,572
Noninterest income:
Trust and brokerage fees	818,384	889,681	1,702,384	1,772,647
Service charges	259,774	280,053	550,624	570,439
Loan broker fees	159,995	167,069	268,383	284,569
Gain on sale/calls of securities	386,836	41,708	445,505	42,548
Net debit card interchange income	163,571	109,876	292,157	191,639
Bank owned life insurance (BOLI) income	134,201	118,130	274,331	233,409
Other-than-temporary loss:
Total impairment loss	(1,288)	(14,278)	(126,287)	(24,868)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	(1,288)	(14,278)	(126,287)	(24,868)
Other income	150,775	141,910	312,364	261,460
Total noninterest income	2,072,248	1,734,149	3,719,461	3,331,843
Noninterest expense:
Salaries and benefits	2,694,184	2,273,975	5,253,266	4,661,051
Occupancy and equipment	589,434	630,224	1,209,040	1,259,502
Marketing	134,504	144,975	224,288	241,667
Data processing	391,398	116,300	700,703	425,212
Loan and professional costs	420,213	421,030	781,655	859,437
Office supplies and postage	63,565	71,103	112,512	134,292
Courier services	57,105	55,790	110,829	111,124
Business development	136,008	99,832	226,627	178,840
Communication	46,591	58,502	92,967	94,861
FDIC insurance premiums	349,923	490,467	856,771	992,672
OREO Expenses	165,523	945,519	357,443	1,001,316
Other expense	243,823	334,619	458,877	587,528
Total noninterest expense	5,292,271	5,642,336	10,384,978	10,547,502
Income before income taxes	1,375,617	589,075	2,353,121	1,504,913
Income taxes expense	285,788	74,985	480,649	269,787

Net income	$1,089,829	$514,090	$1,872,472	$1,235,126

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations (Continued)
For the three and six months ended June 30, 2011 and 2010

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2011	2010	2011	2010

Net income:	$1,089,829	$514,090	$1,872,472	$1,235,126

Other comprehensive income net of tax:
Unrealized appreciation on available for sale securities	500,022	447,894	989,923	754,941
Total comprehensive income	$1,589,851	$961,984	$2,862,395	$1,990,067

Basic earnings per common share	$0.23	$0.13	$0.39	$0.30
Diluted earnings per common share	$0.22	$0.12	$0.39	$0.28
Average common shares outstanding	4,835,510	4,090,432	4,795,424	4,090,432
Average common shares and dilutive potential common shares outstanding	4,853,035	4,394,419	4,852,898	4,394,419

Dividends declared per share	$-	$-	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2011 and 2010 (unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			1,235,126			1,235,126

Other Comprehensive Income (See Note 4)				754,941		754,941
Total Comprehensive Income						1,990,067

Stock based compensation expense		23,455				23,455

Balance, June 30, 2010	$1,788,000	$39,859,103	$6,521,934	$1,664,970	$(884,376)	$48,949,631

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			1,872,472			1,872,472

Other Comprehensive Income (See Note 4)				989,923		989,923
Total Comprehensive Income						2,862,395

Stock based compensation expense		23,455				23,455

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Balance, June 30, 2011	$-	$44,520,823	$10,323,051	$2,055,104	$(884,376)	$56,014,602

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2011 and 2010e

	(unaudited) Six Months ended June 30, 2011	(unaudited) Six Months ended June 30, 2010
Cash flows from operating activities:
Net income	$1,872,472	$1,235,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	863,136	738,401
Provision for loan losses	2,345,000	2,440,000
Stock based compensation expense	23,455	23,455
Earnings on life insurance	(274,331)	(233,409)
Gain on sale of securities AFS	(445,505)	(42,548)
Loss on disposal of premises and equipment	2,691	678
Impairment on AFS securities	126,287	24,868
Loans originated for sale	(9,889,448)	(9,331,135)
(Gain)Loss on sale of other real estate owned	80,997	(17)
Proceeds from sale of loans - brokered	10,662,332	11,509,909
Write-down on OREO	138,780	876,822
Change in accrued interest receivable	(52,582)	(92,589)
Change in other assets	834,433	1,130,101
Change in accrued interest payable	379,221	405,635
Change in other liabilities	(218,135)	(158,936)
Net cash from operating activities	6,448,803	8,526,361
Cash flows from investing activities:
Net change in loans	(10,386,674)	13,574,850
Purchase of securities AFS	(34,292,182)	(18,272,067)
Proceeds from calls and maturities of securities AFS	14,406,485	11,944,067
Purchase of securities HTM	-	(1,721,320)
Proceeds from calls and maturities of securities HTM	-	611,105
Proceeds from sale of securities AFS	10,396,200	2,738,144
Proceeds from sale of OREO	1,984,983	353,795
Proceeds from sale of impaired loans	4,126,701	-
Purchase of bank owned life insurance	(3,000,000)	-
Redemption (Purchase) of FHLB stock	267,400	(75,000)
Purchase of premises and equipment	(309,357)	(1,034,826)
Net cash from (used in) investing activities	(16,806,444)	8,118,748
Cash flows from financing activities:
Net change in deposits	(28,460,522)	(3,392,514)
Proceeds from long-term FHLB advances	5,000,000	-
Repayment of long-term FHLB advances	(3,500,000)	(8,700,000)
Net change in short-term borrowings	25,000,000	(12,000,000)
Net cash from (used in) financing activities	(1,960,522)	(24,092,514)
Net change in cash and cash equivalents	(12,318,163)	(7,447,405)
Cash and cash equivalents, beginning of period	29,679,382	24,664,309
Cash and cash equivalents, end of period	$17,361,219	$17,216,904

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,868,512	$3,957,755
Income taxes	570,000	700,000
Noncash items:
Transfer of loans to other real estate owned	1,662,572	2,782,073

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2011 and its consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2011 and June 30, 2010 and change in stockholders’ equity and cashflows for the six-month periods ended June 30, 2011 and June 30, 2010.   The results for the period ended June 30, 2011 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and  2009 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 3 – New Accounting Standards

Recently Issued Not Yet Effective Accounting Pronouncements:  In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The amendments of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments of this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recent publication of this pronouncement, the Company is evaluating the impact of this update on the Company’s financial position, results of operations and cash flows.

Index

Note 4 – Securities Available for Sale
The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding  amounts of unrealized gains and losses therein:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$1,328,100	$12,687	$-	$1,340,787
Obligations of states and political subdivisions	49,493,803	1,173,528	(247,494)	50,419,837
Mortgage-backed securities (residential)	62,549,270	2,213,938	(240,012)	64,523,196
Mortgage-backed securities (commercial)	4,403,563	201,148	-	4,604,711
Collateralized debt obligations	-	-	-	-

Total Securities	$117,774,736	$3,601,301	$(487,506)	$120,888,531

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$4,112,957	$59,710	$-	$4,172,667
Obligations of states and political subdivisions	45,852,349	546,212	(639,159)	45,759,402
Mortgage-backed securities (residential)	53,960,788	1,854,148	(325,966)	55,488,970
Mortgage-backed securities (commercial)	4,458,652	224,365	-	4,683,017
Collateralized debt obligations	110,000	-	(105,400)	4,600
Total Securities	$108,494,746	$2,684,435	$(1,070,525)	$110,108,656

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $153,734 and $274,596 for securities available for sale at June 30, 2011 and December 31, 2010, respectively.

Index

The fair values of debt securities available for sale at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	6/30/2011
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities:
Agencies:
Due after one to five years	2.94%	$1,328,100	$1,340,787
Total Agencies	2.94%	$1,328,100	$1,340,787

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.46%	$62,549,270	$64,523,196
Mortgage-backed securities (commercial)	4.48%	4,403,563	4,604,711
	3.53%	$66,952,833	$69,127,907
Obligations of state and political subdivisions:
Due in one year or less	4.99%	$130,007	$130,026
Due after one to five years	5.91%	3,340,496	3,430,649
Due after five to ten years	5.44%	14,097,596	14,618,370
Due after ten years	5.61%	31,925,704	32,240,792
Total Obligations of state and political subdivisions	5.58%	$49,493,803	$50,419,837

Collateralized debt obligations
Due after ten years	0.00%	$-	$-

	12/31/2010
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$703,997
Due after one to five years	2.16%	799,138	822,336
Due after five to ten years	2.58%	2,613,819	2,646,334
Total Agencies	2.61%	$4,112,957	$4,172,667

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.86%	$53,960,788	$55,488,970
Mortgage-backed securities (commercial)	4.22%	4,458,652	4,683,017
	3.89%	$58,419,440	$60,171,987

Obligations of state and political subdivisions:
Due in one year or less	4.99%	$260,457	$262,621
Due after one to five years	5.24%	3,168,388	3,270,587
Due after five to ten years	5.28%	13,676,918	13,820,407
Due after ten years	5.77%	28,746,586	28,405,787
Total Obligations of state and political subdivisions	5.58%	$45,852,349	$45,759,402

Collateralized debt obligations
Due after ten years	1.15%	$110,000	$4,600

Proceeds from securities sold classified as available for sale totaled $9.6 million and $2.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  Proceeds from securities sold classified as available for sale totaled $10.4 million and $2.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

Index

Gross gains realized were $386,836 and $41,708 for the three months and $445,715 and $42,548 for the six months ended June 30, 2011 and June 30, 2010, respectively.  There were no gross losses on the sale of available for sale securities for the three and six month periods ending June 30, 2011 and June 30, 2010.  The approximate tax expense on the net gains for the three months ended June 30, 2011 and June 30, 2010 was $131,524 and $14,181, respectively.  The approximate tax expense on the net gains for the six months ended June 30, 2011 and June 30, 2010 was $151,471 and $14,466, respectively.

Securities with a carrying value of $19.0 million and $1.1 million were pledged to secure borrowings from the FHLB at June 30, 2011 and December 31, 2010, respectively.   Securities with a carrying value of $2.3 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at June 30, 2011 and December 31, 2010, respectively.  Securities with a carrying value of $19.5 million and $17.8 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Fifth Third and Pacific Coast Bankers Bank, to secure federal funds lines of credit at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at June 30, 2011 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	10,654,406	(237,594)	810,445	(9,900)	11,464,851	(247,494)
Mortgage-backed securities (residential)	8,616,680	(86,277)	386,067	(153,735)	9,002,747	(240,012)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-
Total temporarily impaired securities	$19,271,086	$(323,871)	$1,196,512	$(163,635)	$20,467,598	$(487,506)

Securities with unrealized losses at December 31, 2010 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	16,033,664	(588,556)	1,427,946	(50,603)	17,461,610	(639,159)
Mortgage-backed securities (residential)	5,772,263	(156,769)	416,929	(169,197)	6,189,192	(325,966)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	4,600	(105,400)	4,600	(105,400)
Total available for sale securities	$21,805,927	$(745,325)	$1,849,475	$(325,200)	$23,655,402	$(1,070,525)

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

Index

As of June 30, 2011, Tower Financial Corporation’s security portfolio consisted of 224 securities, 29 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At June 30, 2011, approximately 83% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

As of June 30, 2011, we held $11.7 million of non-agency backed CMO investments. These investments were purchased as loan alternatives.  These bonds make up less than 18% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011, with the exception of the security discussed below.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At June 30, 2011, the fair value of the investment was $386,067 and the amortized cost was $539,802.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2010, the fair value of the investment was $416,929 and the amortized cost was $586,125.

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

	June 30 2011	March 31 2011	December 31 2010	September 30 2010	June 30 2010
Delinquency 60+	24.01%	25.16%	22.58%	20.76%	22.48%
Delinquency 90+	22.06%	22.36%	19.79%	18.42%	20.73%
Other Real Estate Owned	1.78%	2.58%	1.73%	0.20%	0.17%
Foreclosure	9.55%	10.70%	9.42%	9.11%	10.79%
Bankruptcy	3.12%	3.08%	4.08%	4.09%	3.35%

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

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $74,018 through June 30, 2011.  An OTTI charge of $1,288 and $16,287 was recorded for the three- and six-month periods ending June 30, 2011, respectively.

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation.  At March 31, 2011, the Company took an additional OTTI charge to write-off the remaining investment.  At December 31, 2010, the fair value of the investment was $4,600 and the amortized cost was $110,000.  The investment was rated C by Moody’s and C by Fitch at June 30, 2011 and was rated Ca by Moody’s and C by Fitch at December 31, 2010.

Index

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of June 30, 2011, the amount of deferrals and defaults was $321.6 million, or 37% of the total pool.  Of the total $877.4 million of original collateral, $555.8 million is currently paying interest.

The Company used the OTTI evaluation model to analyze the present value of expected cash flows.  The OTTI model considered the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. We evaluated the credit quality of each underlying issuer in the pool and applied a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the analysis at March 31, 2011, our model indicated that the security 100% other-than-temporarily-impaired. The OTTI charge was recorded in the first quarter of 2011 in the amount of $110,000, which resulted in an ending book value of $0. There was no OTTI charge for the three-month period and $110,000 for the six-month period ending June 30, 2011.  This security cannot experience any additional OTTI charges.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and six months ended June 30, 2011:

For the three months ended June 30	2011	2010
Beginning Balance, April 1	$1,034,072	$761,360
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,288	14,278
Ending Balance, June 30	$1,035,360	$775,638

For the six months ended June 30	2011	2010
Beginning Balance, January 1	$909,073	$750,770
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	126,287	24,868
Ending Balance, June 30	$1,035,360	$775,638

Index

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010
Net Income	$1,089,829	$514,090
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	2,260	68,788
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	1,288	14,278
Unrealized holding gains (losses) recorded in other comprehensive income	3,548	83,066

Unrealized holding gains (losses) on available for sale securities arising during the period	1,140,897	637,269
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(386,836)	(41,708)
Net unrealized gains (losses)	754,061	595,561
Income tax expense	257,587	230,733
Total other comprehensive income	500,022	447,894
Comprehensive Income	$1,589,851	$961,984

	Six months ended June 30,
	2011	2010
Net Income	$1,872,472	$1,235,126
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	(5,425)	49,944
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	126,287	24,868
Unrealized holding gains (losses) recorded in other comprehensive income	120,862	74,812

Unrealized holding gains (losses) on available for sale securities arising during the period	1,824,526	1,111,586
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(445,505)	(42,548)
Net unrealized gains (losses)	1,379,021	1,069,038
Income tax expense	509,960	388,909
Total other comprehensive income	989,923	754,941
Comprehensive Income	$2,862,395	$1,990,067

Index

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2011 and June 30, 2010.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 74,654 and 79,404 for the three-month period and 74,654 and 79,404 for the six-month period ended June 30, 2011 and 2010, respectively.  The Company also had preferred stock which could be converted at the option of the shareholders into 303,987 shares of common stock as of June 30, 2010.  All preferred stock has been converted as of June 30, 2011.

	Three Months Ended June 30,
	2011	2010
Basic
Net income available to common stockholders	$1,089,829	$514,090
Weighted average common shares outstanding	4,835,510	4,090,432
Basic earnings per common share	$0.23	$0.13

Diluted
Net income available to common stockholders	$1,089,829	$514,090
Weighted average common shares outstanding	4,835,510	4,090,432
Add: dilutive effect of assumed preferred stock conversion and stock options	17,525	303,987
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,853,035	4,394,419
Diluted earnings per common share	$0.22	$0.12

	Six Months Ended June 30,
	2011	2010
Basic
Net income available to common stockholders	$1,872,472	$1,235,126
Weighted average common shares outstanding	4,795,424	4,090,432
Basic earnings per common share	$0.39	$0.30

Diluted
Net income available to common stockholders	$1,872,472	$1,235,126
Weighted average common shares outstanding	4,795,424	4,090,432
Add: dilutive effect of assumed preferred stock conversion and stock options	57,474	303,987
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,852,898	4,394,419
Diluted earnings per common share	$0.39	$0.28

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 74,654 remain outstanding as of June 30, 2011.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost charged against income for options granted under the Plans in accordance with accounting standards for the three and six months ended June 30, 2011 and June 30, 2010.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

Index

A summary of the option activity under the Plans as of June 30, 2011 and changes during the six-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at January 1, 2011	76,154	$13.37	2.72	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(1,500)	8.38	-	-

Outstanding at June 30, 2011	74,654	13.47	2.27	-

Vested or expected to vest at June 30, 2011	74,654	13.47	2.27	-

Exercisable at June 30, 2011	74,654	13.47	2.27	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of June 30, 2011 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2011, 19,500 shares have been granted in the form of restricted stock, of which 15,125 shares have vested.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $11,728 and $11,727 for the three months and $23,455 and $23,455 for the six months ended June 30, 2011 and 2010, respectively.  Future expense related to this award will be $23,455 in 2011 and $14,062 in 2012.  The total fair value of shares vested during the six months ended June 30, 2011 was $44,498.

A summary of the restricted stock activity as of June 30, 2011 and changes during the six months ended are presented below:

For the six months ended June 30, 2011	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2011	9,750	$8.95

Granted	-	-

Vested	(5,375)	8.73

Forfeited	-	-

Outstanding at June 30, 2011	4,375	9.22

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

Index

Information reported internally for performance assessment follows:

	As of and for the three months ending June 30, 2011
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,907,083	$14,771	$(201,214)	$-	$5,720,640

Non-interest income	1,180,783	885,190	1,343,093	(1,336,818)	2,072,248

Non-interest expense	4,491,667	621,315	179,289	-	5,292,271

Noncash items
Provision for loan losses	1,125,000	-	-	-	1,125,000
Depreciation/Amortization	361,436	12,072	-	-	373,508

Income tax expense(benefit)	319,446	93,581	(127,239)	-	285,788

Segment Profit	1,151,753	185,065	1,089,829	(1,336,818)	1,089,829

Balance Sheet Information
Segment Assets	662,598,450	6,859,435	72,140,008	(80,583,224)	661,014,669

	As of for the six months ending June 30, 2011
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,727,388	$36,817	$(400,567)	$-	$11,363,638

Non-interest income	1,935,710	1,771,229	2,386,894	(2,374,372)	3,719,461

Non-interest expense	8,781,661	1,230,907	372,410	-	10,384,978

Noncash items
Provision for loan losses	2,345,000	-	-	-	2,345,000
Depreciation/Amortization	837,871	25,265	-	-	863,136

Income tax expense(benefit)	546,018	193,186	(258,555)	-	480,649

Segment Profit	1,990,419	383,953	1,872,472	(2,374,372)	1,872,472

Balance Sheet Information
Segment Assets	662,598,450	6,859,435	72,140,008	(80,583,224)	661,014,669

Index

	As of for the three months ending June 30, 2010
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,864,666	$15,667	$(283,071)	$-	$5,597,262

Non-interest income	995,270	892,762	924,656	(1,078,539)	1,734,149

Non-interest expense	4,825,817	656,175	160,344	-	5,642,336

Noncash items
Provision for loan losses	1,100,000	-	-	-	1,100,000
Depreciation/Amortization	369,912	8,547	-	-	378,459

Income tax expense(benefit)	133,786	88,656	(147,457)	-	74,985

Segment Profit	800,333	163,598	628,698	(1,078,539)	514,090

Balance Sheet Information
Segment Assets	661,201,532	6,106,671	71,867,708	(80,849,146)	658,326,765

	As of for the six months ending June 30, 2010
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,691,932	$31,937	$(563,297)	$-	$11,160,572

Non-interest income	1,896,089	1,779,495	1,935,905	(2,279,646)	3,331,843

Non-interest expense	8,976,552	1,255,457	315,493	-	10,547,502

Noncash items
Provision for loan losses	2,440,000	-	-	-	2,440,000
Depreciation/Amortization	720,757	17,644	-	-	738,401

Income tax expense(benefit)	368,315	194,092	(292,620)	-	269,787

Segment Profit	1,803,154	361,883	1,349,735	(2,279,646)	1,235,126

Balance Sheet Information
Segment Assets	661,201,532	6,106,671	71,867,708	(80,849,146)	658,326,765

Index

Note 9 – Loans and Allowance for Loan Losses

Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Balance	%	Balance	%

Commercial	$228,537,642	46.7%	$233,882,777	48.0%
Commercial real estate
Construction	20,653,594	4.2%	24,588,088	5.1%
Other	104,685,118	21.4%	94,056,119	19.3%
Residential real estate
Traditional	53,617,131	11.0%	54,236,553	11.1%
Jumbo	30,664,715	6.3%	25,833,656	5.3%
Home equity	36,789,129	7.6%	38,395,005	7.9%
Consumer	13,879,171	2.8%	15,979,973	3.3%
Total loans	488,826,500	100.0%	486,972,171	100.0%
Net deferred loan costs (fees)	(132,382)		(58,056)
Allowance for loan losses	(12,017,002)		(12,489,400)

Net loans	$476,677,116		$474,424,715

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 4/1/2011	$6,382,372	$5,089,778	$316,534	$79,867	$24,919	$14,325	$11,907,795
Provision expense	(1,374,844)	2,398,273	(8,527)	932	(3,408)	112,574	1,125,000
Charge-offs	(718,641)	(875,000)	-	-	-	-	(1,593,641)
Recoveries	566,856	4,701	-	5,951	340	-	577,848
Ending Balance 6/30/2011	$4,855,743	$6,617,752	$308,007	$86,750	$21,851	$126,899	$12,017,002

For the six months ended June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	2,375	2,306,433	(78,985)	19,389	(8,775)	104,563	2,345,000
Charge-offs	(1,541,508)	(1,924,110)	-	(17,408)	-	-	(3,483,026)
Recoveries	603,931	52,064	-	7,718	1,915	-	665,628
Ending Balance 6/30/2011	$4,855,743	$6,617,752	$308,007	$86,750	$21,851	$126,899	$12,017,002

For the three months ended June 30, 2010:
Beginning balance 4/1/2010	$12,149,885
Provision expense	1,100,000
Charge-offs	(636,281)
Recoveries	104,696
Ending Balance 6/30/2010	$12,718,300

For the six months ended June 30, 2010:
Beginning balance 1/1/2010	$11,598,389
Provision expense	2,440,000
Charge-offs	(1,448,727)
Recoveries	128,638
Ending Balance 6/30/2010	$12,718,300

Index

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the three months ended June 30, 2011:
Commercial	$1,574,333
Commercial Real Estate	1,201,862

For the six months ended June 30, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of June 30, 2011 and December 31, 2010:

June 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$851,625	$4,004,118	$4,855,743
Commercial Real Estate
Construction	3,562,000	753,742	4,315,742
Other	535,000	1,767,010	2,302,010
Residential Real Estate
Traditional	-	195,943	195,943
Jumbo	-	112,064	112,064
Home Equity	-	86,750	86,750
Consumer	-	21,851	21,851
Unallocated	-	126,899	126,899
Total	$4,948,625	$7,068,377	$12,017,002

Loans:
Commercial	$12,472,785	$216,697,143	$229,169,928
Commercial Real Estate
Construction	9,500,518	11,189,131	20,689,649
Other	5,320,923	99,525,341	104,846,264
Residential Real Estate
Traditional	-	53,727,876	53,727,876
Jumbo	-	30,728,052	30,728,052
Home Equity	-	37,009,426	37,009,426
Consumer	-	14,086,359	14,086,359
Unallocated	-	-	-
Total	$27,294,226	$462,963,328	$490,257,554

Index

December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$794,796	$4,996,149	$5,790,945
Commercial Real Estate
Construction	2,547,000	664,665	3,211,665
Other	445,000	2,526,700	2,971,700
Residential Real Estate
Traditional	-	262,134	262,134
Jumbo	-	124,858	124,858
Home Equity	-	77,051	77,051
Consumer	-	28,711	28,711
Unallocated	-	22,336	22,336
Total	$3,786,796	$8,702,604	$12,489,400

Loans:
Commercial	$17,755,408	$216,751,782	$234,507,190
Commercial Real Estate
Construction	8,020,168	16,632,723	24,652,891
Other	5,853,845	88,362,580	94,216,425
Residential Real Estate
Traditional	-	54,373,838	54,373,838
Jumbo	-	25,899,046	25,899,046
Home Equity	-	38,620,639	38,620,639
Consumer	-	16,186,219	16,186,219
Unallocated	-	-	-
Total	$31,629,421	$456,826,827	$488,456,248

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$8,400,267	$8,424,745	$-
Commercial Real Estate
Construction	1,653,580	1,657,040	-
Other	1,139,151	1,139,051	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	11,192,998	11,220,836	-
With related allowance recorded:
Commercial	4,044,673	4,048,040	851,625
Commercial Real Estate
Construction	7,798,138	7,843,478	3,562,000
Other	4,178,491	4,181,872	535,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	16,021,302	16,073,390	4,948,625

	$27,214,300	$27,294,226	$4,948,625

Index

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$12,803,552	$12,826,772	$-
Commercial Real Estate
Construction	1,850,416	1,862,150	-
Other	2,208,130	2,208,205	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	16,862,098	16,897,127	-
With related allowance recorded:
Commercial	4,910,918	4,928,636	794,796
Commercial Real Estate
Construction	6,156,859	6,158,018	2,547,000
Other	3,640,193	3,645,640	445,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,707,970	14,732,294	3,786,796

	$31,570,068	$31,629,421	$3,786,796

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three and six months ended June 30, 2011 and June 30, 2010:

For the three months ended	June 30, 2011

Average impaired loans during the period:
Commercial	$12,537,966
Commercial Real Estate
Construction	7,822,854
Other	7,934,163

Interest recognized on impaired loans:
Commercial	142,377
Commercial Real Estate
Construction	98,676
Other	73,432

Cash-basis interest income recognized:
Commercial	116,302
Commercial Real Estate
Construction	74,046
Other	68,993

Index

For the six months ended	June 30, 2011

Average impaired loans during the period:
Commercial	$13,545,093
Commercial Real Estate
Construction	7,935,761
Other	7,905,824

Interest recognized on impaired loans:
Commercial	301,774
Commercial Real Estate
Construction	145,920
Other	143,479

Cash-basis interest income recognized:
Commercial	250,693
Commercial Real Estate
Construction	117,364
Other	133,570

For the three months ended	June 30, 2010

Average impaired loans during the period	$25,652,787

Interest recognized on impaired loans	203,936

Cash-basis interest income recognized	203,936

For the six months ended	June 30, 2010

Average impaired loans during the period	$25,351,351

Interest recognized on impaired loans	382,907

Cash-basis interest income recognized	382,907

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,009,952	$1,806,863
Commercial Real Estate
Construction	1,814,804	-
Other	1,234,969	-
Residential Real Estate
Traditional	597,112	249,997
Jumbo	-	-
Home Equity	48,331	69,422
Consumer	-	4,990
Total	$9,705,168	$2,131,272

Index

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,413,675	$1,961,597
Commercial Real Estate
Construction	3,476,643	482,512
Other	2,208,205	-
Residential Real Estate
Traditional	825,432	229,213
Jumbo	-	-
Home Equity	17,292	179
Consumer	-	27,843
Total	$12,941,247	$2,701,344

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010:

June 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$2,339,436	$587,706	$7,225,227	10,152,369	$219,017,559
Commercial Real Estate
Construction	-	-	1,710,496	1,710,496	18,979,153
Other	-	168,465	1,234,969	1,403,434	103,442,830
Residential Real Estate
Traditional	6,161	40,994	847,109	894,264	52,833,612
Jumbo	-	-	-	-	30,728,052
Home Equity	340,243	318,952	117,752	776,947	36,232,479
Consumer	137,741	55,971	4,990	198,702	13,887,657
Total	$2,823,581	$1,172,088	$11,140,543	$15,136,212	$475,121,342

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$3,377,433	$444,713	$5,571,355	9,393,501	$225,113,689
Commercial Real Estate
Construction	3,487,072	-	1,862,150	5,349,222	19,303,669
Other	-	239,392	2,208,205	2,447,597	91,768,828
Residential Real Estate
Traditional	738,767	121,252	1,054,645	1,914,664	52,459,174
Jumbo	1,183,388	-	-	1,183,388	24,715,658
Home Equity	48,433	-	17,471	65,904	38,554,735
Consumer	250,040	95,625	27,843	373,508	15,812,711
Total	$9,085,133	$900,982	$10,741,669	$20,727,784	$467,728,464

Troubled Debt Restructurings:

The Company has allocated $1.0 million and $485,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010.  The Company has committed to lend additional amounts totaling up to $497 and $8,962 as of June 30, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

June 30, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$198,539,235	$11,605,036	$13,044,198	$5,981,459
Commercial Real Estate
Construction	-	5,681,725	3,221,267	9,984,226	1,802,431
Other	-	95,932,824	3,424,051	4,256,475	1,232,914
Residential Real Estate
Traditional	53,727,876	-	-	-	-
Jumbo	30,728,052	-	-	-	-
Home Equity	37,009,426	-	-	-	-
Consumer	14,086,359	-	-	-	-
Total	$135,551,713	$300,153,784	$18,250,354	$27,284,899	$9,016,804

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$197,230,795	$15,507,296	$15,459,634	$6,309,465
Commercial Real Estate
Construction	-	5,725,698	3,104,775	12,345,774	3,476,644
Other	-	79,158,412	8,485,742	4,364,067	2,208,204
Residential Real Estate
Traditional	54,373,838	-	-	-	-
Jumbo	25,899,046	-	-	-	-
Home Equity	38,620,639	-	-	-	-
Consumer	16,186,219	-	-	-	-
Total	$135,079,742	$282,114,905	$27,097,813	$32,169,475	$11,994,313

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of June 30, 2011 and December 31, 2010:

June 30, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,833,612	$47,155	$249,997	$597,112
Jumbo	30,728,052	-	-	-
Home Equity	36,232,479	659,194	69,422	48,331
Consumer	13,887,657	193,712	4,990	-
Total	$133,681,800	$900,061	$324,409	$645,443

Index

December 31, 2010	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,459,174	$860,019	$229,213	$825,432
Jumbo	24,715,658	1,183,388	-	-
Home Equity	38,554,735	48,433	179	17,292
Consumer	15,812,711	345,665	27,843	-
Total	$131,542,278	$2,437,505	$257,235	$842,724

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2011	December 31, 2010

Loans past due over 90 days and still accruing	$2,123,235	$2,688,135
Nonperforming restructured loans	1,822,379	7,501,958
Nonaccrual loans	9,663,137	12,939,331
Total nonperforming loans	$13,608,751	$23,129,424
Other real estate owned	3,728,845	4,284,263
Impaired Securities	386,067	421,529
Total nonperforming assets	$17,723,663	$27,835,216

Nonperforming assets to total assets	2.68%	4.22%

Nonperforming loans to total loans	2.78%	4.75%

Note:Loan balances disclosed in the chart above are reported at unpaid principal.

Note 10 – Federal Home Loan Bank
Advances from the Federal Home Loan Bank (“FHLB”) were:

	June 30, 2011	December 31, 2010

3.19% bullet advance, principal due at maturity March 28, 2011	$-	$2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	-	1,500,000
0.47% variable rate advance, principal due at maturity December 5, 2011	3,500,000	-
0.47% variable rate advance, principal due at maturity December 12, 2011	3,500,000	-
0.47% variable rate advance, principal due at maturity December 13, 2011	2,000,000	-
0.47% variable rate advance, principal due at maturity December 19, 2011	6,000,000	-
0.47% variable rate advance, principal due at maturity December 20, 2011	2,000,000	-
0.47% variable rate advance, principal due at maturity December 27, 2011	8,000,000	-
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	5,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000

	$34,000,000	$7,500,000

Of the total FHLB borrowings at June 30, 2011 and December 31, 2010, no advances had callable options.

At June 30, 2011 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2011	$25,000,000
2012	7,000,000
2013	2,000,000
$34,000,000

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which include our collateralized debt obligations and some mortgage-backed securities.  Collateralized debt obligations, such as Trust Preferred Securities, which are issued by financial institutions and insurance companies have seen a decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  The same is true for the mortgage-backed securities that are categorized as Level 3.  As such, these investments are priced at June 30, 2011 and December 31, 2010 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

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

Index

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

		June 30, 2011
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$1,340,787	$-	$1,340,787
Obligations of states and political subdivisions	-	50,419,837	-	50,419,837
Mortgage-backed securities (residential)	-	58,156,892	6,366,304	64,523,196
Mortgage-backed securities (commercial)	-	4,604,711	-	4,604,711
Collateralized debt obligations	-	-	-	-
Total	$-	$114,522,227	$6,366,304	$120,888,531

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$4,172,667	$-	$4,172,667
Obligations of states and political subdivisions	-	45,759,402	-	45,759,402
Mortgage-backed securities (residential)	-	47,097,328	8,391,642	55,488,970
Mortgage-backed securities (commercial)	-	4,683,017	-	4,683,017
Collateralized debt obligations	-	-	4,600	4,600
Total	$-	$101,712,414	$8,396,242	$110,108,656

The following table represents the changes in the Level 3 fair-value category for the periods ended June 30, 2011 and June 30, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities		Available-for-sale securities
	June 30, 2011		June 30, 2010
For the three months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, April 1	$-	$7,650,172	$10,028	$6,130,027
Principal paydowns	-	(429,744)	-	(287,037)
Net realized/unrealized gains (losses) Included in earnings:
Interest income on securities	-	11,267	-	32,612
Credit loss recognized in earnings	-	(1,288)	-	(14,278)
Included in other comprehensive income	-	(33,429)	(28)	(96,045)
Purchases of Level 3 securities	-	-	-	493,904
Transfers in (out) of Level 3	-	(830,674)	-	-
Ending Balance, June 30	$-	$6,366,304	$10,000	$6,259,183

Index

	Available-for-sale securities		Available-for-sale securities
	June 30, 2011		June 30, 2010
For the six months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, January 1	$4,600	$8,391,642	$10,000	$5,091,556
Principal paydowns	-	(1,177,300)	-	(542,980)
Net realized/unrealized gains (losses)Included in earnings:
Interest income on securities	-	9,287	-	57,236
Credit loss recognized in earnings	(110,000)	(16,287)	-	(24,868)
Included in other comprehensive income	105,400	(10,364)	-	71,562
Purchases of Level 3 securities	-	-	-	1,606,677
Transfers in (out) of Level 3	-	(830,674)	-	-
Ending Balance, June 30	$-	$6,366,304	$10,000	$6,259,183

The fair value for one mortgage backed security with a fair value of $830,674 as of June 30, 2011 was transferred out of Level 3 and into Level 2 because of the availability of observable market data for this investment due to an increase in the market activity for this security.  The Company’s policy is to recognize transfers as of the end of the reporting period.  As a result, the fair value for this collateralized debt obligation was transferred on June 30, 2010.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month and six-month periods ending June 30 for Level 3 assets that are still held at June 30.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Quarter Ended June 30

Collateralized Debt Obligation	2011	2010
Impairment recognized in earnings	$ -	$ -

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Quarter Ended June 30

Mortgage backed securities (residential)	2011	2010
Impairment recognized in earnings	$ 1,288	$ 14,278

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Six Months Ended June 30

Collateralized Debt Obligation	2011	2010
Impairment recognized in earnings	$ 110,000	$ -

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Six Months Ended June 30

Mortgage backed securities (residential)	2011	2010
Impairment recognized in earnings	$ 16,287	$ 24,868

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

		June 30, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$3,193,048	$3,193,048
Commercial Real Estate
Construction	-	-	2,499,947	2,499,947
Other	-	-	4,026,125	4,026,125
Other real estate owned:
Commercial Real Estate
Construction	$-	$-	$51,700	$51,700
Other	-	-	329,000	329,000
Residential Real Estate
Traditional	-	-	391,130	391,130
Jumbo	-	-	-	-

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$5,491,859	$5,491,859
Commercial Real Estate Construction	-	-	763,986	763,986
Other	-	-	4,617,865	4,617,865
Other real estate owned:
Commercial Real Estate Construction	$-	$-	$1,878,255	$1,878,255
Other	-	-	917,000	917,000
Residential Real Estate
Traditional	-	-	279,000	279,000
Jumbo	-	-	-	-

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.1 million, with a valuation allowance of $4.4 million at June 30, 2011, resulting in an additional provision for loan losses of $3.1 million for the three months and $3.0 million for the six months ended June 30, 2011.  Offsetting these additional provisions was a decrease in the general reserve allocations, as calculated per ASC 450-2, which was the result of an improvement, quarter-over-quarter, in our nonperforming assets, delinquency ratios, and two-year historical look-back. Additional provision expense was recorded in the amounts of $448,000 for the three months and $1.0 million recorded for the six months ended June 30, 2010.  Impaired loans with a carrying amount totaling $2.3 million at June 30, 2011 and $5.4 million at December 31, 2010 were excluded from the chart above as these were measured using the present value of expected future cashflows, which is not considered fair value. At December 31, 2010, impaired loans had a carrying amount of $12.5 million, with a valuation allowance of $1.6 million.

Our internal policy on OREO properties requires an updated appraisal once every 12 months.  Several appraisals were received during the fourth quarter of 2010 at which time those properties were written down to fair value.  Based on receiving new appraisals on a few OREO properties over the last six months, we have marked four of them to fair value.  At June 30, 2011, the carrying value of those properties was $857,830, with a valuation allowance of $86,000, resulting in additional OREO expense of approximately $25,000 for the three months and $78,780 for the six months ended June 30, 2011.  We added two residential real estate properties and three commercial real estate properties totaling $1.7 million, which was offset by five sales with a carrying value that totaled $2.0 million.  At December 31, 2010 the carrying value was $3.5 million, with a valuation allowance of $446,043, resulting in additional OREO expense of approximately $446,000 for the year ended December 31, 2010.

Index

In accordance with accounting standards the carrying values and estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$17,361,219	$17,361,219	$29,679,382	$29,679,382
Long-term interest earning deposits	996,000	996,000	996,000	996,000
Securities available for sale	120,888,531	120,888,531	110,108,656	110,108,656
FHLBI and FRB stock	3,807,700	N/A	4,075,100	N/A
Loans held for sale	1,367,988	1,367,988	2,140,872	2,140,872
Loans, net	476,677,116	478,924,215	474,424,715	477,931,195
Accrued interest receivable	2,444,535	2,444,535	2,391,953	2,391,953
Financial liabilities:
Deposits	$(547,895,614)	$(550,951,305)	$(576,356,136)	$(579,132,112)
FHLB advances	(34,000,000)	(34,147,800)	(7,500,000)	(7,716,450)
Junior subordinated debt	(17,527,000)	(16,991,892)	(17,527,000)	(16,537,065)
Accrued interest payable	(1,794,934)	(1,794,934)	(1,415,713)	(1,415,713)

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

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2011 and December 31, 2010 and results of operations for the three- and six-month periods ended June 30, 2011 and June 30, 2010.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Net income for the first six months of 2011 was $1.9 million, an increase of $637,346 from the first six months of 2010.  The increase in net income was primarily due to an increase in net interest income of $203,066, an increase in noninterest income of $387,618, and a decrease in noninterest expense of $162,524.  Net interest income increased primarily due to a drop in our cost of funds.  Interest expense decreased by $1.1 million compared to the same six-month period in 2010 ending June 30.  Noninterest income also increased in 2011 compared to 2010 primarily due to an increase in the gain on the sale of securities by $402,957 and an increase in our net debit card interchange income by $100,518.  Operating expenses decreased primarily due to a decrease of $643,873 in Other Real Estate Owned (OREO) expenses and write-downs and a decrease in FDIC insurance premiums of $135,901.  These decreases were offset by an increase in employment expenses of $592,215 due to normal increases in salaries, new incentive plans, and an increase in payroll taxes.  Most of the other expense categories remained the same or showed a slight decrease from the first six months of 2010 to the first six months of 2011, each of which was less than or around $100,000, including loan and professional costs, office supplies and occupancy and equipment expenses.

Total assets increased by $1.1 million from December 31, 2010 to June 30, 2011.  The increase in total assets was primarily due to an increase in long-term investments and bank owned life insurance totaling $13.8 million offset by a decrease in cash and cash equivalents by $12.3 million.  We also experienced an increase of $1.8 million in total loans, which primarily came from our residential real estate and commercial real estate portfolios.

Total deposits decreased by $28.5 million to $547.9 million as of June 30, 2011, primarily due to decreases of $11.4 million, $10.9 million, $5.7 million and $5.0 million in certifcates of deposit, money market accounts, noninterest bearing checking accounts, and brokered deposits, respectively.  These decreases were slightly offset by increases of $6.5 million in our interest bearing checking.  Core deposits decreased by $18.8 million, and now comprise 75.3% of total deposits.

Financial Condition

Total assets were $661.0 million at June 30, 2011 compared to total assets at December 31, 2010 of $659.9 million.  The 0.2% increase in assets was primarily due to an increase in long-term investments and bank owned life insurance of $13.8 million, which was offset by a decrease in cash and cash equivalents by $12.3 million.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $17.4 million at June 30, 2011, a decrease of $12.3 million, or 41.5%, from December 31, 2010.  The excess cash was used to purchase securities available for sale, which increased by $10.8 million from December 31, 2010 to $120.9 million at the end of the second quarter of 2011.  The increase in long-term investments was primarily in municipal bonds and residential mortgage-backed securities, which increased by $4.7 million and $9.0 million, respectively.  Long-term investments now comprise 18.9% of total assets, as we continue to focus on liquidity and repositioning of the balance sheet.

Loans.  Total loans were $488.7 million at June 30, 2011 reflecting a 0.4% increase from total loans of $486.9 million at December 31, 2010.   The increase in loans during the first six months of 2011 occurred mainly in the commercial real estate and residential real estate loan categories, which reported increases of $6.7 million and 4.2 million, respectively. These increases were offset by a decrease in the commercial loan category of $5.3 million.

Nonperforming Assets.  Nonperforming assets include impaired securities, nonperforming loans, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, nonperforming restructured loans, and all nonaccrual loans.  Nonperforming assets have decreased from $27.8 million, or 4.2% of total assets, at December 31, 2010 to $17.7 million, or 2.7% of total assets, at June 30, 2011.  The decrease was primarily attributable to three restructured loans totaling $7.5 million moving to performing status.  These three relationships have demonstrated their ability to consistently make scheduled payments for six or more months based on the restructured terms. Included in delinquencies greater than 90 days as of June 30, 2011 and December 31, 2010 is an accruing $1.8 million loan that has matured.  The Bank has elected not to renew the loan and is seeking collection via legal process.  The loan remains in accruing status because it is further supported by the unlimited guaranty of a third party whose guaranty is fully secured by a mortgage on a performing commercial real estate property that is unrelated to the borrower’s enterprise and cash collateral of $750,000 on deposit in the Bank’s name.  This loan is expected to remain nonperforming during the pendency of our legal collection efforts but ultimate collection is not currently in doubt.   We expect this loan to be resolved during the second half of 2011.  Without this item, non-performing assets would have totaled $15.9 million, or 2.4% of total assets and $26.0 million, or 3.9% of total assets at June 30, 2011 and December 31, 2010, respectively.

Index

Nonaccrual loans decreased by $3.3 million during the first six months of 2011 primarily due to the sale of a $1.9 million commercial loan, the sale of a $1.9 million commercial real estate loan, charging off $1.7 million of loan balances, and the transfer of five loans to OREO in the amount of $1.7 million.  The reductions to nonaccruals were offset by adding three commercial and two commercial real estate relationship totaling $3.9 million.  These additions to nonaccruals resulted in $622,000 of additional provision expense for the six months ending June 30, 2011.

The decrease in OREO of $555,418 was a direct result of the sale of one residential real estate property and one commercial real estate property totaling $664,000 since December 31, 2010.  In addition to these sales, two other properties added during the first quarter of 2011 totaling $1.3 million were sold during the second quarter of 2011.  Offsetting the sales was the addition of two commercial real estate properties and one residential real estate property, which added $385,476 to other real estate owned.

Loans are deemed impaired when it is probable that we will not be able to collect all principal and interest amounts due according to their contractual terms, which includes most nonperforming loans.  Total impaired loans at June 30, 2011 were $27.2 million, compared to $31.6 million at December 31, 2010.  At June 30, 2011, management believes it has allocated adequate specific reserves for these risks.

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

The allowance for loan losses at June 30, 2011 was $12.0 million, or 2.46% of total loans outstanding, a decrease of $472,398 from $12.5 million, or 2.57% of total loans outstanding, at December 31, 2010.   The provision for loan losses during the first six months of 2011 was $2.3 million compared to $2.4 million in the first six months of 2010.

For the first six months of 2011, we were in a net charge-off position of $2.8 million compared to a net charge-off position of $1.3 million for the first six months of 2010.  The increase in the charge-offs from the first six months of 2010 compared to the first six months of 2011 was a result of management’s decision to aggressively reduce classified assets.  The reduction occurred through the sale of loans, discounts taken on loans to allow the customer to refinance through other institutions or payoff, and write-downs to fair value.  Nonperforming loans decreased by $9.5 million during the first six months of 2011.  The specific allowance allocations increased by $1.2 million to $4.9 million in the first six months of 2011 primarily due to moving two commercial real estate relationships to impaired with specific allowances totaling $2.7 million. These additions were offset by charging down one commercial real estate relationship by $1.0 million that was previously reserved and did not require additional reserves as of June 30, 2011.  An additional offset to the increases in specific allocations was a decrease in our general reserve allocations for commercial loans, as calculated per ASC 450-2.  This decrease was primarily due to a steady improvement in our nonperforming assets, delinquency ratios, and our two year historical look-back period.

Other Assets.   Other assets, which includes bank owned life insurance and prepaid FDIC insurance, increased by $2.0 million, primarily from the $3.0 million purchase of bank owned life insurance in first quarter of 2011.  Prepaid FDIC insurance decreased $827,177 and will continue to decrease as the quarterly amounts are expensed.

Deposits.   Total deposits were $547.9 million at June 30, 2011 compared to total deposits at December 31, 2010 of $576.4 million. The decrease of $28.5 million during the first six months of 2011 was a combination of decreases of $10.9 million, $6.7 million, $5.7 million and $5.0 million in money market accounts, certifcates of deposit under $100,000, noninterest bearing accounts, and brokered deposits, respectively, which were offset by an increase in interest bearing deposits, primarily in health savings accounts, of $6.5 million.  Core deposits decreased by $18.8 million over the first six months of 2011, but remain at 75.3% of total deposits.  Total brokered deposits were $100.5 million at June 30, 2011, which includes brokered certificates of deposit of $88.5 million and brokered money market accounts of $12.0 million.  Brokered deposits were $105.5 million at December 31, 2010.  In 2010, we strategically increased our brokered deposits, in both certificates of deposit for the long-term funding and money market accounts for the short-term funding.  We were able to lock in rates on brokered certificates of deposits over a period ranging from two to ten years, which has been the primary reason for maintaining our net interest margin over the past several quarters.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2011		December 31, 2010
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$87,171,004	15.9%	$92,872,957	16.1%
Interest-bearing checking	107,637,677	19.6%	101,158,162	17.6%
Money market	148,476,775	27.1%	159,336,066	27.7%
Savings	20,677,415	3.8%	22,672,555	3.9%
Time, under $100,000	48,768,179	8.9%	55,450,402	9.6%
Total core deposits	412,731,050	75.3%	431,490,142	74.9%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	34,687,476	6.3%	39,356,777	6.8%
Out-of-market non-core deposits:
Money market	12,026,078	2.2%	12,015,936	2.1%
Brokered certificate of deposits	88,451,010	16.2%	93,493,281	16.2%
Total out-of-market deposits	100,477,088	18.4%	105,509,217	18.3%
Total non-core deposits	135,164,564	24.7%	144,865,994	25.1%

Total deposits	$547,895,614	100.0%	$576,356,136	100.0%

Borrowings.   The Company had borrowings in the amount of $34.0 million in FHLB advances at June 30, 2011 and $7.5 million at December 31, 2010.  Of the outstanding FHLB advances at June 30, 2011, $9.0 million are bullet advances and mature in a range from March 2012 through March 2013.  The remaining $25.0 million are variable rate advances that mature in December 2011.

Other Liabilities.  Other liabilities and accrued interest payable increased $161,086 from $5.4 million at December 31, 2010 to $5.6 million at June 30, 2011.  Accrued interest payable increased by $379,221, primarily from the deferral of our interest payments related to our Junior Subordinated debt.

Results of Operations

For The Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2011 reflected net income of $1.1 million, or $0.22 per diluted share.  This was a $575,739 increase from 2010’s second quarter net income of $514,090, or $0.12 per diluted share.   The increase in net income for the three-month period ended June 30, 2011was primarily attributable to an increase in our net interest income of $123,378, an increase of $338,099 in our noninterest income, and decreases of $25,000 and $350,065 in both our loan loss provision and noninterest expenses, respectively.

Performance Ratios	June 30
	2011	2010

Return on average assets *	0.66%	0.31%
Return on average equity *	7.92%	4.26%
Net interest margin (TEY) *	3.83%	3.72%
Efficiency ratio	67.91%	76.96%

* annualized

Net Interest Income.   Interest income for the three-month periods ended June 30, 2011 and 2010 was $7.3 million and $7.8 million, respectively, while interest expense for the second quarter was $1.6 million in 2011 and $2.2 million in 2010, resulting in net interest income of  $5.7 million and $5.6 million for the same three-month period in 2011 and 2010.  The tax equivalent net interest margin for the second quarter of 2011 was 3.83%, while the tax equivalent net interest margin for the second quarter of 2010 was 3.72%.  The improvement in our net interest margin was two-fold.  First, $8 million of our Junior Subordinated Debt moved to a variable rate of three month LIBOR plus 134 basis points, or 1.64% at June 30, 2011, which is a significant decrease from 6.21% at June 30, 2010.  Second, we aggressively reduced our cost of funding during 2010, which was consistent with our strategy to decrease higher cost deposits and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future.  The increase in our average earning assets of $3.7 million from the second quarter of 2010 added to the increase in our net interest income for the quarter.  Over the last twelve months, we have been able to reposition our balance sheet by adding $31.5 million to our average long-term investments, with $18.4 million of that increase coming from tax-exempt municipal bonds that yielded 5.69% in the second quarter of 2011 compared to loans, which yielded 5.18% for the same period.  While we estimate the interest rates will remain relatively flat into the first or second quarter of 2012, we expect some minimal margin compression to occur over the next few quarters as deposit rates have started to flatten and reinvestment rates on loans and deposits continue to decline.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three-Month Period Ended
	June 30, 2011			June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$1,917	$6	1.26%	$2,115	$5	0.95%
Federal funds sold	3,213	1	0.12%	2,006	1	0.20%
Securities - taxable	84,181	640	3.05%	71,059	663	3.74%
Securities - tax exempt (1)	44,004	624	5.69%	25,623	386	6.04%
Loans held for sale	1,048	-	0.00%	1,294	-	0.00%
Loans	486,360	6,277	5.18%	514,962	6,827	5.32%
Total interest-earning assets	620,723	7,548	4.88%	617,059	7,882	5.12%
Allowance for loan losses	(11,828)			(12,606)
Cash and due from banks	11,576			16,057
Other assets	40,389			43,314
Total assets	$660,860			$663,824
Liabilities and Stockholders' Equity
Interest-bearing checking	$112,346	$39	0.14%	$105,376	$88	0.33%
Savings	21,307	9	0.17%	19,870	20	0.40%
Money market	147,811	164	0.45%	146,963	313	0.85%
Certificates of deposit	86,493	391	1.81%	123,992	581	1.88%
Brokered deposits	104,204	748	2.88%	90,403	726	3.22%
Short-term borrowings	72	-	0.00%	24,078	143	2.38%
FHLB advances	24,817	63	1.02%	36	-	0.00%
Junior subordinated debt	17,527	201	4.60%	17,527	283	6.48%
Total interest-bearing liabilities	514,577	1,615	1.26%	528,245	2,154	1.64%
Noninterest-bearing checking	86,038			83,155
Other liabilities	5,032			4,020
Stockholders' equity	55,213			48,404
Total liabilities and stockholders' equity	$660,860			$663,824
Net interest income		$5,933			$5,728
Rate spread			3.62%			3.48%
Net interest income as a percent of average earning assets			3.83%			3.72%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $1.1 million, or 93 basis points, annualized, on average loans during the second quarter of 2011 as compared to $1.1 million, or 86 basis points, annualized, on average loans for the second quarter of 2010.  The allowance for loan losses at June 30, 2011 totaled $12.0 million and was 2.46% of total loans outstanding on that date.  For the three-month period ended June 30, 2011 we were in a net charge-off position of $1.0 million, or 84 basis points, annualized, on average loans compared to net charge-off of $531,585, or 41 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in 2011 were primarily comprised of four lending relationships.  One commercial real estate and one commercial lending relationship together recorded charge-offs of $1.2 million due to the sale of the loans at a discount.  By selling these loans, we were able to reduce nonperforming assets by $4.1 million.  These charge-offs were offset by a $540,000 recovery on a commercial loan previously charged-off in September of 2010 in the amount of $736,190.

Noninterest Income.   Noninterest income was $2.1 million during the second quarter of 2011. This was a $338,099 increase compared to the second quarter of 2010.  The majority of the increase relates to an increase of $345,128 in the gain on sale of available for sale securities.  We also experienced an increase in our net debit card interchange income of $53,695 primarily due to the increase in the number of debit cards outstanding and the conversion to another service provider in February of 2011.  These increases were offset by a decrease in Trust and Brokerage Fees of $71,297 which was a direct result of a decrease in assets under management by $137.1 million from June 30, 2010.

Index

Noninterest Expense.   Noninterest expense was $5.3 million for the second quarter of 2011 while noninterest expense for the three-month period ended June 30, 2010 was $5.6 million.  The main components of noninterest expense for the second quarter of 2011 were salaries and benefits of $2.7 million, occupancy and equipment costs of $589,434, loan and professional expenses of $420,213, FDIC insurance premiums of $349,923, and data processing costs of $391,398.  Most noninterest expense categories reported decreases in 2011 compared to the same three-month period in 2010, including decreases in OREO expenses of $779,996, FDIC insurance premiums of $140,544, occupancy and equipment expenses of $40,790, and other expenses of $90,796.  Employee benefits and data processing expenses displayed the largest increases of $420,209 and $275,098, respectively.   The increase in employee benefits was caused by normal increases in salaries, new incentive plans, and an increase in payroll taxes.    A one-time credit received from our new core processor in 2010 lowered the data processing costs in that year compared to prior years and compared to 2011.  Data processing expenses also increased due to increasing the number of services with this core processor.  At the beginning of the second quarter of 2011, the FDIC reduced their assessment rates for determining insurance premiums, which was reflected by the $140,544 decrease in expense from the same three-month period in 2010.  Beginning in the third quarter of 2011, we expect a further reduction in FDIC premiums of approximately $125,000 per quarter compared to the premiums expensed in the second quarter of 2011.  The estimated savings is based on our average quarterly assets less average tangible equity and will vary depending on growth or contraction of the balance sheet.

Income Taxes.    During the quarters ended June 30, 2011 and 2010, the Company recorded $285,788 and $74,985 in income taxes expense, respectively. The effective tax rate recorded was 20.8% for the second quarter of 2011 as compared to 12.7% for the second quarter of 2010.  The increase in the effective tax rate from 2010 was caused by an increase in taxable income compared to the prior year.  We are able to maintain a low effective tax rate through strategic tax planning, which is primarily due to the use of tax-exempt income.

For The Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2011 reflected net income of $1.9 million, or $0.39 per diluted share.  This was a $637,346 increase from 2010’s first six months of net income of $1.2 million, or $0.28 per diluted share.  The increase in net income for the six-month period ended June 30, 2011 was primarily attributable to an increase in our net interest income of $203,066, an increase of $387,618 in our noninterest income, and decreases of $95,000 and $162,524 in both our loan loss provision noninterest expenses, respectively.

Performance Ratios	June 30
	2011	2010

Return on average assets *	0.57%	0.37%
Return on average equity *	6.94%	5.20%
Net interest margin (TEY) *	3.83%	3.69%
Efficiency ratio	68.85%	72.78%

* annualized

Net Interest Income.   Interest income for the six-month periods ended June 30, 2011 and 2010 was $14.6 million and $15.5 million, respectively, while interest expense for the first six months was $3.2 million in 2011 and $4.4 million in 2010, resulting in net interest income of  $11.4 million and $11.2 million for the same six-month period in 2011 and 2010.  The tax equivalent net interest margin for the first six months of 2011 was 3.83%, while the tax equivalent net interest margin for the first six months of 2010 was 3.69%.  The improvement in our net interest margin came primarily from a decrease in the rates on $8.0 million of our Junior Subordinated Debt, which went to a variable floating rate on December 2, 2010.  The current rate at June 30, 2011, which is subject to change on a quarterly basis, was three-month LIBOR plus 134 basis points, or 1.64%.  The fixed rate prior to December 2, 2010 was 6.21%.  Also positively impacting our net interest margin, was an aggressive reduction in cost of funding during 2010, which was consistent with our strategy to decrease higher cost deposits and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future.  We were also able to take advantage of the low interest rate environment in the second half of 2010 by increasing brokered deposits as discussed previously under the section “Financial Condition – Deposits.”  The increase in our net interest margin was offset by a decrease in earning assets of $3.8 million from the first six months of 2010.  Over the last twelve months, we have been able to reposition our balance sheet by adding $28.9 million to our average long-term investments, with $17.8 million of that increase coming from tax-exempt municipal bonds that yielded 5.81% in the first six months of 2011 compared to loans, which yielded 5.19% for the same period.  While we estimate the interest rates will remain relatively flat for the remainder of the year, we expect some minimal margin compression to occur over the next few quarters as deposit rates have started to flatten out and reinvestment rates on loans and long-term investments are not very attractive as we reinvest the monthly amortization we receive from these assets.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Six Month Period Ended
	June 30, 2011			June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$2,351	$19	1.63%	$2,274	$9	0.80%
Federal funds sold	2,613	2	0.15%	2,863	3	0.21%
Securities - taxable	82,146	1,219	2.99%	71,050	1,302	3.70%
Securities - tax exempt (1)	42,836	1,220	5.74%	25,021	758	6.11%
Loans held for sale	1,369	-	0.00%	1,225	-	0.00%
Loans	488,179	12,566	5.19%	520,888	13,710	5.31%
Total interest-earning assets	619,494	15,026	4.89%	623,321	15,782	5.11%
Allowance for loan losses	(12,396)			(12,323)
Cash and due from banks	15,542			17,671
Other assets	40,072			42,227
Total assets	$662,712			$670,896
Liabilities and Stockholders' Equity
Interest-bearing checking	$113,965	$85	0.15%	$106,133	$194	0.37%
Savings	22,232	24	0.22%	19,511	39	0.40%
Money market	151,579	341	0.45%	148,356	636	0.86%
Certificates of deposit	89,003	806	1.83%	129,996	1,313	2.04%
Brokered deposits	104,945	1,456	2.80%	77,310	1,305	3.40%
Short-term borrowings	69	-	0.00%	18	-	0.00%
FHLB advances	17,653	135	1.54%	34,421	313	1.83%
Junior subordinated debt	17,527	401	4.61%	17,527	563	6.48%
Total interest-bearing liabilities	516,973	3,248	1.27%	533,272	4,363	1.65%
Noninterest-bearing checking	86,203			85,693
Other liabilities	5,098			4,018
Stockholders' equity	54,438			47,913
Total liabilities and stockholders' equity	$662,712			$670,896
Net interest income		$11,778			$11,419
Rate spread			3.62%			3.46%
Net interest income as a percent of average earning assets			3.83%			3.69%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $2.3 million, or 97 basis points, annualized, on average loans during the first six months of 2011 as compared to $2.4 million, or 94 basis points, annualized, on average loans for the first six months of 2010.  The allowance for loan losses at June 30, 2011 totaled $12.0 million and was 2.46% of total loans outstanding on that date.  For the six-month period ended June 30, 2011 we were in a net charge-off position of $2.8 million, or 116 basis points, annualized, on average loans compared to net charge-off of $1.3 million, or 51 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in 2011 comprised primarily of six lending relationships.  Four commercial lending relationships together recorded charge-offs of $1.7 million and two commercial real estate relationships recorded charge-offs of $1.6 million, of which $2.2 million was previously reserved as of December 31, 2010.  These charge-offs were offset by a $540,000 recovery on a commercial loan previously charged-off in September of 2010 in the amount of $736,190.

Noninterest Income.   Noninterest income was $3.7 million during the first six months of 2011. This was a $387,618 increase compared to the first six months of 2010.  The majority of the increase relates to an increase in the gain on sale of available for sale securities of $402,957.  Through restructuring opportunities within the market, we were able to recognize some gains and reinvest the proceeds with minimal impact to the portfolio yield.  The gains were offset by an increase of $101,419 in the OTTI charge we recorded in the first six months of 2011 compared to the same period in 2010.  An increase of $100,518 in net debit card interchange income also added to the increase in noninterest income.  This increase was primarily due to the increase in the number of debit cards outstanding and the conversion to another service provider, who charges less for debit card transaction processing, in February of 2011.  Trust and Brokerage Fees decreased from the second quarter 2010 by $70,263 primarily due to a decrease in assets under management of $137.1 million from June 30, 2010.

Index

Noninterest Expense.   Noninterest expense was $10.4 million for the first six months of 2011 while noninterest expense for the six-month period ended June 30, 2010 was $10.5 million.  The main components of noninterest expense for the first six months of 2011 were salaries and benefits of $5.3 million, occupancy and equipment costs of $1.2 million, FDIC insurance premiums of $856,771, loan and professional expenses of $781,655, and data processing costs of $700,703.  Several noninterest expense categories reported decreases in 2011 compared to the same six-month period in 2010, which include decreases in OREO expenses of $643,873, FDIC insurance premiums of $135,901, other expenses of $128,651, and loan and professional costs of $77,782.  These decreases were offset by increases of $592,215 and $275,491 in employment costs and data processing, respectively.  The increase in employee benefits was caused by normal increases in salaries, new incentive plans, and increase in payroll taxes.    Data processing expenses increased primarily due to recognizing a one-time credit in 2010 for our conversion to a new core system service provider.  Effective April 1, 2011, the FDIC reduced their assessment rates for determining insurance premiums, which was reflected by the $135,901 decrease in expense from the same six-month period in 2010.  Beginning in the third quarter of 2011, we expect a further reduction in FDIC premiums of approximately $125,000 per quarter compared to the premiums expensed in the second quarter of 2011.  The estimated savings is based on our average quarterly assets less average tangible equity and will vary depending on growth or contraction of the balance sheet.

Income Taxes.    During the six-month period ended June 30, 2011 and 2010, the Company recorded $480,649 and $269,787 in income taxes expense, respectively. The effective tax rate recorded was 20.4% for 2011 as compared to 17.9% for 2010.  The increase in the effective tax rate from 2010 was caused due to an increase in taxable income.  We continue to have a low effective tax rate through the use of strategic tax planning, which is primarily due to the use of tax-exempt income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $28.5 million in total deposits during the first six months of 2011.   While we continue to encourage the growth of in-market deposits, we believe we have positioned ourselves to increase our out-of-market brokered deposits and FHLB advances while allowing higher cost in-market certificates of deposit to leave as they mature.  This strategy has allowed us to reduce interest rate risk by purchasing brokered deposits and maintain an adequate net interest margin.  Currently, $9.0 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  The average interest rate on our FHLB advances at June 30, 2011 is 0.82%, which has decreased from an average rate of 3.53% at December 31, 2010.  We also have $25.0 million in variable rate FHLB advances that can be repaid anytime with scheduled maturities in December 2011.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $152.0 million, or 25.3% of our total funding, at June 30, 2011.  This was up from $130.5 million, or 21.7%, at December 31, 2010. Total deposits at June 30, 2011 were $547.9 million and the loan to deposit ratio was 89.2%.   Total borrowings at June 30, 2011 were $34.0 million.  We expect to experience a minimal decline in loan balances over the second half of 2011 primarily due to a planned reduction in nonperforming loans of approximately $10.0 million to $20.0 million.  As loans amortize and payments are received, we will reinvest when appropriate in loans and long-term investments as opportunities arise and/or reduce outstanding debt when excess cash is available.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $56.0 million and $53.1 million at June 30, 2011 and December 31, 2010, respectively. Affecting the increase in stockholders’ equity during the first six months of 2011 was $1.9 million in net income and $989,923 in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $23,455 of restricted stock compensation expense.

During the first six months of 2011, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our current agreement with our regulatory agencies, we must first be granted permission by the Federal Reserve Bank of Chicago in order to declare and pay any dividends.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2011			December 31, 2010
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	10.82%	5.00%	4.00%	10.55%	5.00%	4.00%
Tier 1 risk-based	13.66%	6.00%	4.00%	13.10%	6.00%	4.00%
Total risk-based	14.92%	10.00%	8.00%	14.30%	10.00%	8.00%

The Bank
Leverage capital	10.41%	5.00%	4.00%	10.08%	5.00%	4.00%
Tier 1 risk-based	13.07%	6.00%	4.00%	12.46%	6.00%	4.00%
Total risk-based	14.33%	10.00%	8.00%	13.72%	10.00%	8.00%

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At June 30, 2011, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first six months of 2011.

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

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

As reported in our Form 10-K, we are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (the IDFI), the Federal Reserve and the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage, and are intended primarily for the protection of the depositors and borrowers of Tower Bank and for the protection of the FDIC insurance fund.  The regulation and supervision by the Federal Reserve, the IDFI and the FDIC are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  Beginning in 2010, this risk factor increased in importance with the passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the uncertainty of the exact impact it will have on financial institutions.

In addition to the information set forth above and throughout this report, you should carefully consider the factors discussed in Part I, Item 1a “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Index

Item 6.   EXHIBITS

(a)	Exhibits.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: August 5, 2011	/ s / Michael D. Cahill
Michael D. Cahill, President
and Cheif Executive Officer

Dated: August 5, 2011	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer