Form 10-Q
period 2011-09-30
TOWER FINANCIAL CORP
filed 2011-11-09
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(260) 427-7000
(Registrant’s telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).Yes ☐  No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of November 4, 2011: 4,852,761.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2011 (unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$25,612,611	$24,717,935
Short-term investments and interest-earning deposits	326,697	3,313,006
Federal funds sold	2,711,643	1,648,441
Total cash and cash equivalents	28,650,951	29,679,382
Long-term interest earning deposits	450,000	996,000
Securities available for sale, at fair value	121,253,034	110,108,656
FHLB and FRB stock	3,807,700	4,075,100
Loans held for sale	2,865,743	2,140,872
Loans	470,876,563	486,914,115
Allowance for loan losses	(10,065,209)	(12,489,400)
Net loans	460,811,354	474,424,715

Premises and equipment, net	8,587,357	8,329,718
Accrued interest receivable	2,353,848	2,391,953
Bank owned life insurance	16,937,830	13,516,789
Other real estate owned (OREO)	3,826,744	4,284,263
Prepaid FDIC Insurance	1,790,244	2,864,527
Other assets	8,390,045	7,116,280
Total assets	$659,724,850	$659,928,255

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$93,966,022	$92,872,957
Interest-bearing	471,970,837	483,483,179
Total deposits	565,936,859	576,356,136

Federal Home Loan Bank (FHLB) advances	12,000,000	7,500,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	1,947,045	1,415,713
Other liabilities	4,243,369	4,000,654
Total liabilities	601,654,273	606,799,503

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares and 7,750 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	757,213
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,917,761 and 4,789,023 issued; and 4,852,761 and 4,724,023 shares outstanding at September 30, 2011 and December 31, 2010	44,532,550	43,740,155
Treasury stock, at cost, 65,000 shares at September 30, 2011and December 31, 2010	(884,376)	(884,376)
Retained earnings	11,647,636	8,450,579
Accumulated other comprehensive income, net of tax of $1,429,426at September 30, 2011 and $548,730 at December 31, 2010	2,774,767	1,065,181
Total stockholders' equity	58,070,577	53,128,752
Total liabilities and stockholders' equity	$659,724,850	$659,928,255

The following notes are an integral part of the financial statements.

Index
Tower Financial Corporation
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2011 and 2010

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Interest income:
Loans, including fees	$6,272,290	$6,670,537	$18,838,107	$20,380,441
Securities – taxable	537,817	593,720	1,757,277	1,895,634
Securities - tax exempt	426,458	270,444	1,231,598	770,218
Other interest income	4,651	6,183	25,605	18,553
Total interest income	7,241,216	7,540,884	21,852,587	23,064,846
Interest expense:
Deposits	1,302,033	1,577,115	4,013,978	5,064,385
Federal funds purchased	227	19	612	130
FHLB advances	50,376	84,142	185,212	396,854
Junior subordinated debt	204,540	299,310	605,107	862,607
Total interest expense	1,557,176	1,960,586	4,804,909	6,323,976
Net interest income	5,684,040	5,580,298	17,047,678	16,740,870
Provision for loan losses	900,000	1,500,000	3,245,000	3,940,000
Net interest income after provision for loan losses	4,784,040	4,080,298	13,802,678	12,800,870
Noninterest income:
Trust and brokerage fees	803,317	892,396	2,505,701	2,665,043
Service charges	262,668	274,165	813,292	844,604
Mortgage banking income	530,391	243,683	798,774	519,996
Gain on sale/calls of securities	331,248	892,059	776,753	934,607
Net debit card interchange income	161,517	107,615	453,674	308,100
Bank owned life insurance (BOLI) income	146,711	119,406	421,042	352,815
Other-than-temporary loss:
Total impairment loss	(39,542)	(32,326)	(149,045)	(30,134)
Loss recognized in other comprehensive income	16,784	27,060	-	-
Net impairment loss recognized in earnings	(22,758)	(5,266)	(149,045)	(30,134)
Other income	159,181	132,842	471,545	393,712
Total noninterest income	2,372,275	2,656,900	6,091,736	5,988,743
Noninterest expense:
Salaries and benefits	2,785,886	2,408,059	8,039,152	7,069,110
Occupancy and equipment	608,867	630,149	1,817,907	1,889,651
Marketing	107,450	126,087	331,738	367,754
Data processing	311,439	333,215	1,012,142	758,427
Loan and professional costs	459,979	358,444	1,241,634	1,217,881
Office supplies and postage	57,505	58,456	170,017	192,748
Courier services	56,097	55,410	166,926	166,534
Business development	99,801	99,240	326,428	278,080
Communication	50,422	45,236	143,389	140,097
FDIC insurance premiums	261,642	540,974	1,118,413	1,533,646
OREO Expenses	280,690	409,254	638,133	1,410,570
Other expense	328,092	285,585	786,969	873,113
Total noninterest expense	5,407,870	5,350,109	15,792,848	15,897,611
Income before income taxes	1,748,445	1,387,089	4,101,566	2,892,002
Income taxes expense	423,860	342,023	904,509	611,810
Net income	$1,324,585	$1,045,066	$3,197,057	$2,280,192

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Operations (Continued)
For the three and nine months ended September 30, 2011 and 2010

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income:	$1,324,585	$1,045,066	$3,197,057	$2,280,192

Other comprehensive income net of tax:
Unrealized appreciation on available for sale securities	719,663	346,899	1,709,586	1,101,840
Unrealized gain(loss) on held to maturity securities transferred to available for sale	-	201,379	-	201,379
Total comprehensive income	$2,044,248	$1,593,344	$4,906,643	$3,583,411

Basic earnings per common share	$0.27	$0.24	$0.66	$0.54
Diluted earnings per common share	$0.27	$0.23	$0.66	$0.51
Average common shares outstanding	4,852,761	4,427,370	4,814,746	4,203,979
Average common shares and dilutive potential common shares outstanding	4,852,761	4,588,714	4,852,852	4,459,894

Dividends declared per share	$-	$-	$-	$-

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2011 and 2010 (unaudited)

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			2,280,192			2,280,192

Other Comprehensive Income (See Note 4)				1,303,219		1,303,219
Total Comprehensive Income						3,583,411

Stock based compensation expense		35,182				35,182

Issuance of 458,342 common shares, net of offering expenses of $78,912		2,826,810				2,826,810

Conversion of 10,000 preferred shares into 166,113 common shares	(977,049)	977,049				-

Balance, September 30, 2010	$810,951	$43,674,689	$7,567,000	$2,213,248	$(884,376)	$53,381,512

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			3,197,057			3,197,057

Other Comprehensive Income (See Note 4)				1,709,586		1,709,586
Total Comprehensive Income						4,906,643

Stock based compensation expense		35,182				35,182

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Balance, September 30, 2011	$-	$44,532,550	$11,647,636	$2,774,767	$(884,376)	$58,070,577

The following notes are an integral part of the financial statements

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010

	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$3,197,057	$2,280,192
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,345,130	1,202,701
Provision for loan losses	3,245,000	3,940,000
Stock based compensation expense	35,182	35,182
Earnings on life insurance	(421,042)	(352,815)
Gain on sale of securities AFS	(776,753)	(46,548)
Gain on sale of securities HTM	-	(888,059)
Loss on disposal of premises and equipment	2,691	678
Impairment on AFS securities	149,045	30,134
Loans originated for sale	(25,581,683)	(19,762,272)
(Gain)Loss on sales of other real estate owned	91,094	52,641
Proceeds from sale of loans - brokered	24,856,812	21,074,031
Write-down on OREO	358,590	1,098,356
Change in accrued interest receivable	38,105	10,869
Change in other assets	(1,066,951)	897,709
Change in accrued interest payable	531,332	663,831
Change in other liabilities	242,715	(140,854)
Net cash from operating activities	6,246,324	10,095,776
Cash flows from investing activities:
Net change in loans	3,832,925	24,820,153
Purchase of securities AFS	(42,878,563)	(35,270,602)
Proceeds from calls and maturities of securities AFS	20,656,168	17,487,717
Purchase of securities HTM	-	(1,721,320)
Proceeds from calls and maturities of securities HTM	-	802,365
Proceeds from sale of securities HTM	-	900,784
Proceeds from sale of securities AFS	13,456,165	3,002,143
Proceeds from sale of OREO	2,403,341	3,812,857
Proceeds from sale of impaired loans	4,126,701	-
Purchase of bank owned life insurance	(3,000,000)	-
Net change in short-term interest bearing deposits	546,000	-
Redemption (Purchase) of FHLB stock	267,400	(75,000)
Purchase of premises and equipment	(765,615)	(1,107,517)
Net cash from (used in) investing activities	(1,355,478)	12,651,580
Cash flows from financing activities:
Net change in deposits	(10,419,277)	8,713,150
Proceeds from issuance of common stock	-	2,826,810
Proceeds from long-term FHLB advances	8,000,000	-
Repayment of long-term FHLB advances	(3,500,000)	(8,700,000)
Net change in short-term borrowings	-	(27,000,000)
Net cash from (used in) financing activities	(5,919,277)	(24,160,040)
Net change in cash and cash equivalents	(1,028,431)	(1,412,684)
Cash and cash equivalents, beginning of period	29,679,382	24,664,309
Cash and cash equivalents, end of period	$28,650,951	$23,251,625

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows (Continued)
For the nine months ended September 30, 2011 and 2010

	(unaudited)	(unaudited)
	Nine Months ended	Nine Months ended
	September 30, 2011	September 30, 2010

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,273,577	$5,660,145
Income taxes	820,000	1,540,000
Noncash items:
Transfer of loans to other real estate owned	2,408,735	4,172,431
Transfer from securities held to maturity to available for sale	-	5,470,254

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Notes to Consolidated Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements are filed for Tower Financial Corporation and its wholly-owned subsidiary, Tower Bank & Trust (or the “Bank” or “Tower Bank”), and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.  Also included is the Bank’s wholly-owned subsidiary, Tower Trust Company (or the “Trust Company”).

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at September 30, 2011 and its consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2011 and September 30, 2010 and change in stockholders’ equity and cashflows for the nine-month periods ended September 30, 2011 and September 30, 2010.   The results for the period ended September 30, 2011 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and  2009 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 3 – New Accounting Standards

Adoption of New Accounting Standards:  In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index

Note 4 – Securities Available for Sale

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding  amounts of unrealized gains and losses therein:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$619,285	$4,715	$-	$624,000
Obligations of states and political subdivisions	50,700,450	2,333,307	(56,286)	52,977,471
Mortgage-backed securities (residential)	61,351,030	1,899,959	(274,298)	62,976,691
Mortgage-backed securities (commercial)	4,378,076	296,796	-	4,674,872
Collateralized debt obligations	-	-	-	-

Total Securities	$117,048,841	$4,534,777	$(330,584)	$121,253,034

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$4,112,957	$59,710	$-	$4,172,667
Obligations of states and political subdivisions	45,852,349	546,212	(639,159)	45,759,402
Mortgage-backed securities (residential)	53,960,788	1,854,148	(325,966)	55,488,970
Mortgage-backed securities (commercial)	4,458,652	224,365	-	4,683,017
Collateralized debt obligations	110,000	-	(105,400)	4,600
Total Securities	$108,494,746	$2,684,435	$(1,070,525)	$110,108,656

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $170,519 and $274,596 for securities available for sale at September 30, 2011 and December 31, 2010, respectively.

Index

The fair values of debt securities available for sale at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	9/30/2011
	Weighted Average Yield	Amortized Cost	Fair Value
Available for sale securities: Agencies:
Due after five to ten years	1.65%	$619,285	$624,000
Total Agencies	1.65%	$619,285	$624,000

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.37%	$61,351,030	$62,976,691
Mortgage-backed securities (commercial)	4.86%	4,378,076	4,674,872
	3.47%	$65,729,106	$67,651,563
Obligations of state and political subdivisions:
Due in one year or less	5.48%	$225,188	$228,474
Due after one to five years	5.95%	3,114,740	3,204,746
Due after five to ten years	5.65%	14,153,491	14,967,476
Due after ten years	5.53%	33,207,031	34,576,775
Total Obligations of state and political subdivisions	5.59%	$50,700,450	$52,977,471

Collateralized debt obligations
Due after ten years	0.00%	$-	$-

	12/31/2010
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities: Agencies:
Due in one year or less	3.25%	$700,000	$703,997
Due after one to five years	2.16%	799,138	822,336
Due after five to ten years	2.58%	2,613,819	2,646,334
Total Agencies	2.61%	$4,112,957	$4,172,667

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.86%	$53,960,788	$55,488,970
Mortgage-backed securities (commercial)	4.22%	4,458,652	4,683,017
	3.89%	$58,419,440	$60,171,987

Obligations of state and political subdivisions:
Due in one year or less	4.99%	$260,457	$262,621
Due after one to five years	5.24%	3,168,388	3,270,587
Due after five to ten years	5.28%	13,676,918	13,820,407
Due after ten years	5.77%	28,746,586	28,405,787
Total Obligations of state and political subdivisions	5.58%	$45,852,349	$45,759,402

Collateralized debt obligations
Due after ten years	1.15%	$110,000	$4,600

Proceeds from securities sold classified as available for sale totaled $3.1 million and $264,000 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Proceeds from securities sold classified as available for sale totaled $13.5 million and $3.0 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Index

Gross gains realized were $331,248 and $892,059 for the three months and $776,963 and $934,607 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  There were no gross losses on the sale of available for sale securities for the three and nine month periods ending September 30, 2011 and September 30, 2010.  The approximate tax expense on the net gains for the three months ended September 30, 2011 and September 30, 2010 was $112,624 and $303,300, respectively.  The approximate tax expense on the net gains for the nine months ended September 30, 2011 and September 30, 2010 was $264,167 and $317,766, respectively.

Securities with a carrying value of $17.4 million and $1.1 million were pledged to secure borrowings from the FHLB at September 30, 2011 and December 31, 2010, respectively.   Securities with a carrying value of $1.8 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at September 30, 2011 and December 31, 2010, respectively.  Securities with a carrying value of $16.0 million and $17.8 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, and Pacific Coast Bankers Bank, to secure federal funds lines of credit at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at September 30, 2011 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	4,145,177	(35,923)	1,034,365	(20,363)	5,179,542	(56,286)
Mortgage-backed securities (residential)	6,251,561	(103,779)	331,946	(170,519)	6,583,507	(274,298)
Mortgage-backed securities (commercial)	-	-	-		-	-
Collateralized debt obligations	-		-		-	-
Total temporarily impaired securities	$10,396,738	$(139,702)	$1,366,311	$(190,882)	$11,763,049	$(330,584)

Securities with unrealized losses at December 31, 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	16,033,664	(588,556)	1,427,946	(50,603)	17,461,610	(639,159)
Mortgage-backed securities (residential)	5,772,263	(156,769)	416,929	(169,197)	6,189,192	(325,966)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	4,600	(105,400)	4,600	(105,400)
Total available for sale securities	$21,805,927	$(745,325)	$1,849,475	$(325,200)	$23,655,402	$(1,070,525)

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

Index

As of September 30, 2011, Tower Financial Corporation’s security portfolio consisted of 220 securities, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At September 30, 2011, approximately 81% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

As of September 30, 2011, we held $12.2 million of non-agency backed CMO investments. These investments were purchased as loan alternatives.  These bonds make up less than 17% of capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011, with the exception of the security discussed below.

Private Label Collateralized Mortgage Obligation
The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At September 30, 2011, the fair value of the investment was $331,946 and the amortized cost was $502,465.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2010, the fair value of the investment was $416,929 and the amortized cost was $586,125.

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

	September 30	June 30	March 31	December 31	September 30
	2011	2011	2011	2010	2010
Delinquency 60+	24.24%	24.01%	25.16%	22.58%	20.76%
Delinquency 90+	22.03%	22.06%	22.36%	19.79%	18.42%
Other Real Estate Owned	1.53%	1.78%	2.58%	1.73%	0.20%
Foreclosure	12.24%	9.55%	10.70%	9.42%	9.11%
Bankruptcy	2.44%	3.12%	3.08%	4.08%	4.09%

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

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $96,776 through September 30, 2011.  An OTTI charge of $22,758 and $39,045 was recorded for the three- and nine-month periods ending September 30, 2011, respectively.

Trust Preferred Securities
The Company, through the Bank’s investment subsidiary, owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it is classified as a collateralized debt obligation.  At March 31, 2011, the Company took an additional OTTI charge to write-off the remaining investment.  At December 31, 2010, the fair value of the investment was $4,600 and the amortized cost was $110,000.  The investment was rated C by Moody’s and C by Fitch at September 30, 2011 and was rated Ca by Moody’s and C by Fitch at December 31, 2010.

Index

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cashflows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of September 30, 2011, the amount of deferrals and defaults was $299.1 million, or 34% of the total pool.  Of the total $877.4 million of original collateral, $578.8 million is currently paying interest.

The Company used the OTTI evaluation model to analyze the present value of expected cash flows.  The OTTI model considered the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. We evaluated the credit quality of each underlying issuer in the pool and applied a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the analysis at March 31, 2011, our model indicated that the security 100% other-than-temporarily-impaired. The OTTI charge was recorded in the first quarter of 2011 in the amount of $110,000, which resulted in an ending book value of $0. There was no OTTI charge for the three-month period and $110,000 for the nine-month period ending September 30, 2011.  This security cannot experience any additional OTTI charges.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and nine months ended September 30, 2011:

For the three months ended September 30	2011	2010
Beginning Balance, July 1	$1,035,360	$775,638
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	22,758	5,266
Ending Balance, September 30	$1,058,118	$780,904

For the six months ended September 30	2011	2010
Beginning Balance, January 1	$909,073	$750,770
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	149,045	30,134
Ending Balance, September 30	$1,058,118	$780,904

Index

Note 5 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
Net Income	$1,172,345	$1,045,066
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	(39,542)	(32,326)
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	22,758	5,266
Unrealized holding gains (losses) recorded in other comprehensive income	(16,784)	(27,060)
Unrealized appreciation (depreciation) on transfers from held to maturity to available for sale securities	-	305,119
Unrealized holding gains (losses) on available for sale securities arising during the period	1,438,430	1,444,724
Reclassification adjustment for (gains) losses realized in income on held to maturity securities	-	(888,059)
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(331,248)	(4,000)
Net unrealized gains (losses)	1,107,182	857,784
Income tax expense	370,735	282,446
Total other comprehensive income	719,663	548,278
Comprehensive Income	$1,892,008	$1,593,344

	Nine months ended September 30,
	2011	2010
Net Income	$3,044,817	$2,280,192
Change in securities available for sale:
Unrealized holding gains (losses) on securities for which other-than-temporary impairment has been recorded	(44,967)	17,618
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	149,045	30,134
Unrealized holding gains (losses) recorded in other comprehensive income	104,078	47,752

Unrealized appreciation (depreciation) on transfers from held to maturity to available for sale securities	-	305,119
Unrealized holding gains (losses) on available for sale securities arising during the period	3,262,957	2,556,310
Reclassification adjustment for (gains) losses realized in income on held to maturity securities	-	(888,059)
Reclassification adjustment for (gains) losses realized in income on available for sale securities	(776,753)	(46,548)
Net unrealized gains (losses)	2,486,204	1,926,822
Income tax expense	880,696	671,355
Total other comprehensive income	1,709,586	1,303,219
Comprehensive Income	$4,754,403	$3,583,411

Index

Note 6 - Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2011 and September 30, 2010.  Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 59,654 and 78,904 for the three-month period and 59,654 and 78,904 for the nine-month period ended September 30, 2011 and 2010, respectively.  The Company also had preferred stock which could be converted at the option of the shareholders into 137,874 shares of common stock as of September 30, 2010.  All preferred stock has been converted as of September 30, 2011.

	Three Months Ended
	September 30,
	2011	2010
Basic
Net income available to common stockholders	$1,172,345	$1,045,066
Weighted average common shares outstanding	4,852,761	4,427,370
Basic earnings per common share	$0.24	$0.24

Diluted
Net income available to common stockholders	$1,172,345	$1,045,066
Weighted average common shares outstanding	4,852,761	4,427,370
Add: dilutive effect of assumed preferred stock conversion and stock options	-	161,344
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,852,761	4,588,714
Diluted earnings per common share	$0.24	$0.23

	Nine Months Ended
	September 30,
	2011	2010
Basic
Net income available to common stockholders	$3,044,817	$2,280,192
Weighted average common shares outstanding	4,814,746	4,203,979
Basic earnings per common share	$0.63	$0.54

Diluted
Net income available to common stockholders	$3,044,817	$2,280,192
Weighted average common shares outstanding	4,814,746	4,203,979
Add: dilutive effect of assumed preferred stock conversion and stock options	38,106	255,915
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,852,852	4,459,894
Diluted earnings per common share	$0.63	$0.51

Index

Note 7 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of the Company.  Options for all 435,000 shares were issued under the Plans, of which 59,654 remain outstanding as of September 30, 2011.  Option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost charged against income for options granted under the Plans in accordance with accounting standards for the three and nine months ended September 30, 2011 and September 30, 2010.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

A summary of the option activity under the Plans as of September 30, 2011 and changes during the nine-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2011	76,154	$13.37	2.72	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(16,500)	9.89	-	-

Outstanding at September 30, 2011	59,654	14.33	2.56	-

Vested or expected to vest at September 30, 2011	59,654	14.33	2.56	-

Exercisable at September 30, 2011	59,654	14.33	2.56	-

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of September 30, 2011 there was no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, nonstatutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2011, 19,500 shares have been granted in the form of restricted stock, of which 15,125 shares have vested.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $11,727 and $11,727 for the three months and $35,182 and $35,182 for the nine months ended September 30, 2011 and 2010, respectively.  Future expense related to this award will be $11,728 in 2011 and $14,062 in 2012.  The total fair value of shares vested during the nine months ended September 30, 2011 was $44,498.

A summary of the restricted stock activity as of September 30, 2011 and changes during the nine months ended are presented below:

		Weighted-Average
		Grant-Date
For the nine months ended September 30, 2011	Shares	Fair Value

Outstanding at January 1, 2011	9,750	$8.95

Granted	-	-

Vested	(5,375)	8.73

Forfeited	-	-

Outstanding at September 30, 2011	4,375	9.22

Index

Pursuant to our 2006 Equity Incentive Plan, the Company’s compensation committee and board of directors have previously approved a long-term incentive program that allows for the granting of up to 35,000 shares of unrestricted stock, and cash awards, in two phases based upon specific performance requirements being met.  During the first phase, we will distribute up to 15,000 shares and up to $113,000 in cash awards to eligible employees if the Company achieves after tax earnings of $4.0 million for the reporting year ending. The plan has until calendar year 2012 to achieve this goal.  During the second phase, we will distribute up to 20,000 shares and up to $162,000 in cash awards to eligible employees if the Company achieves after tax earnings of $5.0 million for the reporting year.  The plan has until calendar year 2013 to achieve the phase two goal.  Based on our current financial performance, we believe that it is probable the earnings requirements for the first phase will be met.  Based on awards allocated to current participants, we estimate that 6,625 shares and $39,000 in cash will be awarded per the plan documents.  As a result, the compensation cost has been charged against income to accrue for the granting of these unrestricted shares and cash payments.  This accrual for the three and nine months ended September 30, 2011 amounted to $40,000 for the estimated value of the shares and $30,000 for the cash awards.  If performance requirements are met, all awards pursuant to this program will be distributed in March 2012, once the audit financial statements for calendar year 2011 are filed.  We have not accrued any amounts related to the second phase of this plan, as we do not believe it is probable that we will meet the earnings requirement for that phase at this time.

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

Information reported internally for performance assessment follows:

	As of and for the three months ending September 30, 2011
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,882,424	$6,156	$(204,540)	$-	$5,684,040

Non-interest income	1,332,205	803,510	1,414,810	(1,408,916)	2,141,609

Non-interest expense	4,567,601	680,477	159,792	-	5,407,870

Noncash items
Provision for loan losses	900,000	-	-	-	900,000
Depreciation/Amortization	471,930	10,064	-	-	481,994

Income tax expense(benefit)	422,008	45,294	(121,868)	-	345,434

Segment Profit	1,325,020	83,895	1,172,346	(1,408,916)	1,172,345

Balance Sheet Information
Segment Assets	653,090,407	6,974,302	81,899,604	(82,584,854)	659,379,459

Index

	As of for the nine months ending September 30, 2011
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,609,812	$42,973	$(605,107)	$-	$17,047,678

Non-interest income	3,267,915	2,574,739	3,801,704	(3,783,288)	5,861,070

Non-interest expense	13,349,262	1,911,384	532,202	-	15,792,848

Noncash items
Provision for loan losses	3,245,000	-	-	-	3,245,000
Depreciation/Amortization	1,309,801	35,329	-	-	1,345,130

Income tax expense(benefit)	968,026	238,480	(380,423)	-	826,083

Segment Profit	3,315,439	467,848	3,044,818	(3,783,288)	3,044,817

Balance Sheet Information
Segment Assets	653,090,407	6,974,302	81,899,604	(82,584,854)	659,379,459

	As of for the three months ending September 30, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,862,831	$16,777	$(299,310)	$-	$5,580,298

Non-interest income	863,431	897,567	1,642,235	(746,333)	2,656,900

Non-interest expense	4,566,138	640,004	143,967	-	5,350,109

Noncash items
Provision for loan losses	1,500,000	-	-	-	1,500,000
Depreciation/Amortization	455,450	8,850	-	-	464,300

Income tax expense(benefit)	91,914	96,217	153,892	-	342,023

Segment Profit	568,210	178,123	1,045,066	(746,333)	1,045,066

Balance Sheet Information
Segment Assets	655,607,618	6,297,950	76,451,157	(78,216,137)	660,140,588

Index

	As of for the nine months ending September 30, 2010
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,554,763	$48,714	$(862,607)	$-	$16,740,870

Non-interest income	2,397,636	2,677,062	3,463,533	(2,549,488)	5,988,743

Non-interest expense	13,542,690	1,895,461	459,460	-	15,897,611

Noncash items
Provision for loan losses	3,940,000	-	-	-	3,940,000
Depreciation/Amortization	1,176,207	26,494	-	-	1,202,701

Income tax expense(benefit)	460,229	290,309	(138,728)	-	611,810

Segment Profit	2,009,480	540,006	2,280,194	(2,549,488)	2,280,192

Balance Sheet Information
Segment Assets	655,607,618	6,297,950	76,451,157	(78,216,137)	660,140,588

Note 9 – Loans and Allowance for Loan Losses

Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Balance	%	Balance	%

Commercial	$220,927,777	46.9%	$233,882,777	48.0%
Commercial real estate
Construction	23,178,284	4.9%	24,588,088	5.1%
Other	94,977,057	20.2%	94,056,119	19.3%
Residential real estate
Traditional	53,012,354	11.3%	54,236,553	11.1%
Jumbo	30,024,878	6.3%	25,833,656	5.3%
Home equity	34,852,753	7.4%	38,395,005	7.9%
Consumer	14,103,948	3.0%	15,979,973	3.3%
Total loans	471,077,051	100.0%	486,972,171	100.0%
Net deferred loan costs (fees)	(200,488)		(58,056)
Allowance for loan losses	(10,065,209)		(12,489,400)
Net loans	$460,811,354		$474,424,715

Index

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 7/1/2011	$4,855,743	$6,617,752	$308,007	$86,750	$21,851	$126,899	$12,017,002
Provision expense	113,309	808,282	2,031	28,204	(11,034)	(40,792)	900,000
Charge-offs	(191,000)	(2,743,040)	(7,033)	(48,331)	-	-	(2,989,404)
Recoveries	118,179	-	-	11,215	8,217	-	137,611
Ending Balance 9/30/2011	$4,896,231	$4,682,994	$303,005	$77,838	$19,034	$86,107	$10,065,209

For the nine months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	115,684	3,114,715	(76,954)	47,593	(19,809)	63,771	3,245,000
Charge-offs	(1,732,508)	(4,667,150)	(7,033)	(65,739)	-	-	(6,472,430)
Recoveries	722,110	52,064	-	18,933	10,132	-	803,239
Ending Balance 9/30/2011	$4,896,231	$4,682,994	$303,005	$77,838	$19,034	$86,107	$10,065,209

For the three months ended September 30, 2010:
Beginning balance 7/1/2010	$12,718,300
Provision expense	1,500,000
Charge-offs	(2,349,610)
Recoveries	147,310
Ending Balance 9/30/2010	$12,016,000

For the nine months ended September 30, 2010:
Beginning balance 1/1/2010	$11,598,389
Provision expense	3,940,000
Charge-offs	(3,798,337)
Recoveries	275,948
Ending Balance 9/30/2010	$12,016,000

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the three months ended September 30, 2011:
Commercial	$-
Commercial Real Estate	-

For the nine months ended September 30, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

Index

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of September 30, 2011 and December 31, 2010:

September 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$789,584	$4,106,647	$4,896,231
Commercial Real Estate
Construction	1,115,000	725,935	1,840,935
Other	600,000	2,242,059	2,842,059
Residential Real Estate
Traditional	-	193,443	193,443
Jumbo	-	109,562	109,562
Home Equity	-	77,838	77,838
Consumer	-	19,034	19,034
Unallocated	-	86,107	86,107
Total	$2,504,584	$7,560,625	$10,065,209

Loans:
Commercial	$9,831,002	$211,669,005	$221,500,007
Commercial Real Estate
Construction	6,322,059	16,877,893	23,199,952
Other	5,346,239	89,711,662	95,057,901
Residential Real Estate
Traditional	-	53,137,690	53,137,690
Jumbo	-	30,095,865	30,095,865
Home Equity	-	35,074,251	35,074,251
Consumer	-	14,313,976	14,313,976
Unallocated	-	-	-
Total	$21,499,300	$450,880,342	$472,379,642

December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$794,796	$4,996,149	$5,790,945
Commercial Real Estate
Construction	2,547,000	664,665	3,211,665
Other	445,000	2,526,700	2,971,700
Residential Real Estate
Traditional	-	262,134	262,134
Jumbo	-	124,858	124,858
Home Equity	-	77,051	77,051
Consumer	-	28,711	28,711
Unallocated	-	22,336	22,336
Total	$3,786,796	$8,702,604	$12,489,400

Loans:
Commercial	$17,755,408	$216,751,782	$234,507,190
Commercial Real Estate
Construction	8,020,168	16,632,723	24,652,891
Other	5,853,845	88,362,580	94,216,425
Residential Real Estate
Traditional	-	54,373,838	54,373,838
Jumbo	-	25,899,046	25,899,046
Home Equity	-	38,620,639	38,620,639
Consumer	-	16,186,219	16,186,219
Unallocated	-	-	-
Total	$31,629,421	$456,826,827	$488,456,248

Index

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$12,803,552	$12,826,772	$-
Commercial Real Estate
Construction	1,850,416	1,862,150	-
Other	2,208,130	2,208,205	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	16,862,098	16,897,127	-
With related allowance recorded:
Commercial	4,910,918	4,928,636	794,796
Commercial Real Estate
Construction	6,156,859	6,158,018	2,547,000
Other	3,640,193	3,645,640	445,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,707,970	14,732,294	3,786,796

	$31,570,068	$31,629,421	$3,786,796

Index

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three and nine months ended September 30, 2011 and September 30, 2010:

For the three months ended	September 30, 2011

Average impaired loans during the period:
Commercial	$9,615,308
Commercial Real Estate
Construction	7,628,243
Other	7,154,075

Interest recognized on impaired loans:
Commercial	93,428
Commercial Real Estate
Construction	160,429
Other	80,327

Cash-basis interest income recognized:
Commercial	113,123
Commercial Real Estate
Construction	178,997
Other	79,378

For the nine months ended	September 30, 2011

Average impaired loans during the period:
Commercial	$12,400,931
Commercial Real Estate
Construction	7,477,676
Other	7,556,639

Interest recognized on impaired loans:
Commercial	395,202
Commercial Real Estate
Construction	306,349
Other	223,806

Cash-basis interest income recognized:
Commercial	363,816
Commercial Real Estate
Construction	296,361
Other	212,948

For the three months ended	September 30, 2010

Average impaired loans during the period	$25,335,662

Interest recognized on impaired loans	141,822

Cash-basis interest income recognized	141,822

For the nine months ended	September 30, 2010

Average impaired loans during the period	$25,366,002

Interest recognized on impaired loans	420,753

Cash-basis interest income recognized	407,648

Index

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,928,070	$-
Commercial Real Estate
Construction	2,479,460	237,692
Other	1,079,784	201,086
Residential Real Estate
Traditional	393,332	221,241
Jumbo	-	-
Home Equity	-	367,668
Consumer	-	9,376
Total	$9,880,646	$1,037,063

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,413,675	$1,961,597
Commercial Real Estate
Construction	3,476,643	482,512
Other	2,208,205	-
Residential Real Estate
Traditional	825,432	229,213
Jumbo	-	-
Home Equity	17,292	179
Consumer	-	27,843
Total	$12,941,247	$2,701,344

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010:

September 30, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,502,210	$122,280	$4,480,076	6,104,566	$215,395,441
Commercial Real Estate
Construction	-	-	1,246,814	1,246,814	21,953,138
Other	2,227,895	165,107	1,115,763	3,508,765	91,549,136
Residential Real Estate
Traditional	5,482	64,482	614,573	684,537	52,453,153
Jumbo	-	1,174,022	-	1,174,022	28,921,843
Home Equity	464,094	68,090	367,668	899,852	34,174,399
Consumer	90,077	46,573	9,376	146,026	14,167,950
Total	$4,289,758	$1,640,554	$7,834,270	$13,764,582	$458,615,060

Index

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$3,377,433	$444,713	$5,571,355	9,393,501	$225,113,689
Commercial Real Estate
Construction	3,487,072	-	1,862,150	5,349,222	19,303,669
Other	-	239,392	2,208,205	2,447,597	91,768,828
Residential Real Estate
Traditional	738,767	121,252	1,054,645	1,914,664	52,459,174
Jumbo	1,183,388	-	-	1,183,388	24,715,658
Home Equity	48,433	-	17,471	65,904	38,554,735
Consumer	250,040	95,625	27,843	373,508	15,812,711
Total	$9,085,133	$900,982	$10,741,669	$20,727,784	$467,728,464

Troubled Debt Restructurings:

The Company has allocated $1.0 million and $485,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company has committed to lend additional amounts totaling up to $26,193 and $8,962 as of September 30, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the three-month periods ending September 30, 2011, there were no loans modified as troubled debt restructurings. During the nine-month periods ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included allowing an interest only period for twelve months.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the three- and nine-month periods ending September 30, 2011:

September 30, 2011
During the three months ending	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	-	$-	$-
Commercial Real Estate:
Construction	-	-	-
Other	-	-	-

	September 30, 2011
During the nine months ending	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	-	$-	$-
Commercial Real Estate:
Construction	2	1,363,790	1,363,790
Other	2	488,328	488,328

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The troubled debt restructurings described above did not impact the allowance for loan losses and resulted in no charge offs during the three-month period ending September 30, 2011.  The troubled debt restructurings described above increased the allowance for loan losses by $565,000 and resulted in no charge offs during the nine-month period ending September 30, 2011.

Index

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within the nine-month ending September 30, 2011 during the twelve months following the modification:

	September 30, 2011
	Number of Loans	Recorded Investment
Commercial	-	$-
Commercial Real Estate:
Construction	2	1,321,752
Other	2	488,393

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not impact the allowance for loan losses and resulted in no charge offs during the three-month period ending September 30, 2011.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $565,000 and resulted in no charge offs during the nine-month period ending September 30, 2011.

The terms of certain other loans were modified during the three- and nine-month periods ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $5.5 million and $40.6 million for the three and nine months ending, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

September 30, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$189,836,493	$15,551,880	$10,136,320	$5,975,314
Commercial Real Estate
Construction	-	11,517,067	3,202,129	6,015,425	2,465,331
Other	-	87,381,996	2,074,619	4,523,798	1,077,488
Residential Real Estate
Traditional	53,137,690	-	-	-	-
Jumbo	30,095,865	-	-	-	-
Home Equity	35,074,251	-	-	-	-
Consumer	14,313,976	-	-	-	-
Total	$132,621,782	$288,735,556	$20,828,628	$20,675,543	$9,518,133

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$197,230,795	$15,507,296	$15,459,634	$6,309,465
Commercial Real Estate
Construction	-	5,725,698	3,104,775	12,345,774	3,476,644
Other	-	79,158,412	8,485,742	4,364,067	2,208,204
Residential Real Estate
Traditional	54,373,838	-	-	-	-
Jumbo	25,899,046	-	-	-	-
Home Equity	38,620,639	-	-	-	-
Consumer	16,186,219	-	-	-	-
Total	$135,079,742	$282,114,905	$27,097,813	$32,169,475	$11,994,313

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of September 30, 2011 and December 31, 2010:

September 30, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,453,153	$69,964	$221,241	$393,332
Jumbo	28,921,843	1,174,022	-	-
Home Equity	34,174,399	532,184	367,668	-
Consumer	14,167,950	136,650	9,376	-
Total	$129,717,345	$1,912,820	$598,285	$393,332

December 31, 2010	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,459,174	$860,019	$229,213	$825,432
Jumbo	24,715,658	1,183,388	-	-
Home Equity	38,554,735	48,433	179	17,292
Consumer	15,812,711	345,665	27,843	-
Total	$131,542,278	$2,437,505	$257,235	$842,724

Index

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2011	December 31, 2010

Loans past due over 90 days and still accruing	$1,027,537	$2,688,135
Nonperforming restructured loans	1,809,768	7,501,958
Nonaccrual loans	9,913,260	12,939,331
Total nonperforming loans	$12,750,565	$23,129,424
Other real estate owned	3,826,744	4,284,263
Impaired Securities	331,946	421,529
Total nonperforming assets	$16,909,255	$27,835,216

Nonperforming assets to total assets	2.56%	4.22%

Nonperforming loans to total loans	2.71%	4.75%

Note:Loan balances disclosed in the chart above are reported at unpaid principal.

Note 10 – Federal Home Loan Bank
Advances from the Federal Home Loan Bank (“FHLB”) were:

	September 30, 2011	December 31, 2010

3.19% bullet advance, principal due at maturity March 28, 2011	$-	$2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	-	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	5,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	-

	$12,000,000	$7,500,000

Of the total FHLB borrowings at September 30, 2011 and December 31, 2010, no advances had callable options.

At September 30, 2011 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2011	$-
2012	7,000,000
2013	5,000,000
$12,000,000

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

Index

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which include our collateralized debt obligations and some mortgage-backed securities.  Collateralized debt obligations, such as Trust Preferred Securities, which are issued by financial institutions and insurance companies have seen a decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  The same is true for the mortgage-backed securities that are categorized as Level 3.  As such, these investments are priced at September 30, 2011 and December 31, 2010 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis.

		September 30, 2011
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$624,000	$-	$624,000
Obligations of states and political subdivisions	-	52,977,471	-	52,977,471
Mortgage-backed securities (residential)	-	55,179,581	7,797,110	62,976,691
Mortgage-backed securities (commercial)	-	4,674,872	-	4,674,872
Collateralized debt obligations	-	-	-	-
Total	$-	$113,455,924	$7,797,110	$121,253,034

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$4,172,667	$-	$4,172,667
Obligations of states and political subdivisions	-	45,759,402	-	45,759,402
Mortgage-backed securities (residential)	-	47,097,328	8,391,642	55,488,970
Mortgage-backed securities (commercial)	-	4,683,017	-	4,683,017
Collateralized debt obligations	-	-	4,600	4,600
Total	$-	$101,712,414	$8,396,242	$110,108,656

Index

The following table represents the changes in the Level 3 fair-value category for the periods ended September 30, 2011 and September 30, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Available-for-sale securities		Available-for-sale securities
	September 30, 2011		September 30, 2010
For the three months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, July 1	$-	$6,366,304	$10,000	$6,259,183
Principal paydowns	-	(428,119)	-	(280,828)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(65)	-	26,810
Credit loss recognized in earnings	-	(22,758)	-	(5,266)
Included in other comprehensive income	-	15,320	-	129,212
Purchases of Level 3 securities	-	1,866,428	-	1,999,275
Transfers in (out) of Level 3	-	-	-	-
Ending Balance, September 30	$-	$7,797,110	$10,000	$8,128,386

	Available-for-sale securities		Available-for-sale securities
	September 30, 2011		September 30, 2010
For the nine months ended	Collateralized Debt Obligation	Mortgage Backed Securities (residential)	Collateralized Debt Obligation	Mortgage Backed Securities (residential)

Beginning Balance, January 1	$4,600	$8,391,642	$10,000	$5,091,556
Principal paydowns	-	(1,605,419)	-	(823,808)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	9,222	-	84,046
Credit loss recognized in earnings	(110,000)	(39,045)	-	(30,134)
Included in other comprehensive income	105,400	4,956	-	200,774
Purchases of Level 3 securities	-	1,866,428	-	3,605,952
Transfers in (out) of Level 3	-	(830,674)	-	-
Ending Balance, September 30	$-	$7,797,110	$10,000	$8,128,386

The fair value for one mortgage backed security with a fair value of $830,674 during the second quarter of 2011 was transferred out of Level 3 and into Level 2 because of the availability of observable market data for this investment due to an increase in the market activity for this security.  The Company’s policy is to recognize transfers as of the end of the reporting period.  As a result, the fair value for this collateralized debt obligation was transferred on June 30, 2011.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month and nine-month periods ending September 30 for Level 3 assets that are still held at September 30.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Quarter Ended September 30

Collateralized Debt Obligation	2011	2010
Impairment recognized in earnings	$-	$-

Index

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Quarter Ended September 30

Mortgage backed securities (residential)	2011	2010
Impairment recognized in earnings	$22,758	$5,266

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Nine Months Ended September 30

Collateralized Debt Obligation	2011	2010
Impairment recognized in earnings	$110,000	$-

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Nine Months Ended September 30

Mortgage backed securities (residential)	2011	2010
Impairment recognized in earnings	$39,045	$30,134

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

The following tables present for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis.

		September 30, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$3,375,564	$3,375,564
Commercial Real Estate
Construction	-	-	2,236,440	2,236,440
Other	-	-	1,044,422	1,044,422
Other real estate owned:
Commercial Real Estate
Construction	$-	$-	$1,035,764	$1,035,764
Other	-	-	909,815	909,815
Residential Real Estate
Traditional	-	-	388,420	388,420
Jumbo	-	-	-	-

Index

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$5,491,859	$5,491,859
Commercial Real Estate
Construction	-	-	763,986	763,986
Other	-	-	4,617,865	4,617,865
Other real estate owned:
Commercial Real Estate
Construction	$-	$-	$1,878,255	$1,878,255
Other	-	-	917,000	917,000
Residential Real Estate
Traditional	-	-	279,000	279,000
Jumbo	-	-	-	-

Impaired loans with specific allocations which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.2 million, with a valuation allowance of $1.5 million at September 30, 2011, resulting in an additional provision for loan losses of $218,000 for the three months and $1.4 million for the nine months ended September 30, 2011.  Due to increased charge-offs in the commercial real estate portfolio, additional provisions were in the general reserve allocations, as calculated per ASC 450-2.  Additional provision expense was recorded in the amounts of $1.4 million for the three months and $1.9 million recorded for the nine months ended September 30, 2010.  Impaired loans with a carrying amount totaling $5.9 million at September 30, 2011 and $5.4 million at December 31, 2010 were excluded from the chart above as these were measured using the present value of expected future cashflows, which is not considered fair value. At December 31, 2010, impaired loans had a carrying amount of $12.5 million, with a valuation allowance of $1.6 million.

Our internal policy on OREO properties requires an updated appraisal once every 12 months.  Several appraisals were received during the fourth quarter of 2010 at which time those properties were written down to fair value.  Based on receiving new appraisals on a few OREO properties over the last nine months, we have marked ten of them to fair value.  At September 30, 2011, the carrying value of those properties was $2.4 million, with a valuation allowance of $57,710, resulting in additional OREO expense of approximately $32,710 for the three months and $57,710 for the nine months ended September 30, 2011.  We added four residential real estate properties and five commercial real estate properties totaling $2.4 million, which was offset by five sales with a carrying value that totaled $2.5 million.  At December 31, 2010 the carrying value was $3.5 million, with a valuation allowance of $446,043, resulting in additional OREO expense of approximately $446,000 for the year ended December 31, 2010.

In accordance with accounting standards the carrying values and estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$28,650,951	$28,650,951	$29,679,382	$29,679,382
Long-term interest earning deposits	450,000	450,000	996,000	996,000
Securities available for sale	121,253,034	121,253,034	110,108,656	110,108,656
FHLBI and FRB stock	3,807,700	N/A	4,075,100	N/A
Loans held for sale	2,865,743	2,865,743	2,140,872	2,140,872
Loans, net	460,811,354	472,165,878	474,424,715	477,931,195
Accrued interest receivable	2,353,848	2,353,848	2,391,953	2,391,953
Financial liabilities:
Deposits	$(565,936,859)	$(569,798,799)	$(576,356,136)	$(579,132,112)
FHLB advances	(12,000,000)	(12,117,400)	(7,500,000)	(7,716,450)
Junior subordinated debt	(17,527,000)	(17,240,490)	(17,527,000)	(16,537,065)
Accrued interest payable	(1,947,045)	(1,947,045)	(1,415,713)	(1,415,713)

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

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2011 and December 31, 2010 and results of operations for the three- and nine-month periods ended September 30, 2011 and September 30, 2010.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Net income for the first nine months of 2011 was $3.2 million, an increase of $916,865 from the first nine months of 2010.  The increase in net income was primarily due to an increase in net interest income of $306,808, a decrease in provision expense of $695,000, an increase in noninterest income of $102,993, and a decrease in noninterest expense of $104,763.     Net interest income increased primarily due to a drop in our cost of funds.  Interest expense decreased by $1.5 million compared to the same nine-month period in 2010 ending September 30.  Noninterest income increased in 2011 compared to 2010 primarily due an increase in mortgage banking income of $278,778, an increase in our net debit card interchange income of $145,574, and an increase in bank owned life insurance (BOLI) income by $68,227.  Offsetting these increases were decreases in the gain on the sale of securities and trust and brokerage fees by $157,854 and $159,342, respectively. Operating expenses decreased primarily due to a decrease in Other Real Estate Owned (OREO) write-downs and expenses of $772,437 and a decrease in FDIC insurance premiums of $415,233. Offsetting these decreases was an increase of $970,042 salaries and benefits expenses due to normal salary increases, an increase in the number of employees, new incentive plans, increases in the profit sharing plan expense, and increases to the 401k employer match.  The increase in incentive plans of approximately $200,000 relates to programs specific to 2011.  Most of the other expense categories remained the same or showed a slight decrease from the first nine months of 2010 to the first nine months of 2011.

Total assets decreased by $203,405 from December 31, 2010 to September 30, 2011.  While there was only a slight decrease in total assets, there was a purposeful repositioning of the balance sheet through the decrease in total loans of $16.0 million offset by increases in long-term investments of $11.1 million and BOLI of $3.4 million.  This repositioning also included a decrease in higher cost deposits being replaced by FHLB advances and longer-term out-of market brokered CDs.  This strategy was reflected by a decrease in total deposits by $10.4 million offset by an increase in FHLB advances of $4.5 million.  While total deposits decreased, we also experienced a sizeable change in our deposit portfolio mix as we experienced decreases in money markets and certificate of deposits by $5.9 million and $19.5 million, respectively, offset by increases in noninterest bearing and interest demand deposits of $1.1 million and $7.9 million, respectively.  Core deposits decreased by $8.0 million, and now comprise 74.8% of total deposits.

Financial Condition

Total assets were $659.7 million at September 30, 2011 compared to total assets at December 31, 2010 of $659.9 million.  While there was only a slight decrease in assets, the balance sheet mix has been reallocated between loans and long-term investments.

Cash and Investments.   Cash and cash equivalents, which include federal funds sold, were $28.7 million at September 30, 2011, a decrease of $1.0 million, or 3.5%, from December 31, 2010.  Investments have increased by $11.1 million primarily in the collateralized mortgage obligations (CMO) and municipals, which increased $7.5 million and $7.2 million, respectively.  These purchases were primarily funded by the decrease in loan portfolio.  Long-term investments now comprise 18.4% of total assets, as we continue to focus on liquidity and repositioning of the balance sheet.

Loans.  Total loans were $470.9 million at September 30, 2011 reflecting a 3.3% decrease from total loans of $486.9 million at December 31, 2010.   The decrease in loans during the first nine months of 2011 occurred mainly in the commercial, home equity, and consumer, which reported decreases of $13.0 million, $3.5 million and $1.9 million, respectively. These decreases were offset by an increase in the residential real estate loan category of $3.0 million.  A significant portion of the decrease was due to the purposeful reduction in classified loans during the year as described in the “Nonperforming Assets” section below.

Nonperforming Assets.  Nonperforming assets include impaired securities, nonperforming loans, and other real estate owned (OREO).  Nonperforming loans include loans past due over 90 days and still accruing interest, nonperforming restructured loans, and all nonaccrual loans.  Nonperforming assets have decreased from $27.8 million, or 4.2% of total assets, at December 31, 2010 to $16.9 million, or 2.6% of total assets, at September 30, 2011.  The decrease was primarily attributable to three restructured loans totaling $7.5 million moving to performing status.  These three relationships have demonstrated their ability to consistently make scheduled payments for six or more months based on the restructured terms. Included in delinquencies greater than 90 days as of December 31, 2010 was an accruing $1.8 million loan that had matured.  The Bank had elected not to renew the loan and sought collection via legal process.  As of September 30, 2011, the loan was paid-off in full, including all accrued interest.

Index

Nonaccrual loans decreased by $3.0 million during the first nine months of 2011 primarily due to the sale of a $1.9 million commercial loan, the sale of a $1.9 million commercial real estate loan, charging off $2.2 million of loan balances, and the transfer of five loans to OREO in the amount of $2.4 million.  The reductions to nonaccruals were offset by adding four commercial and two commercial real estate relationship totaling $5.4 million.  These additions to nonaccruals resulted in $497,000 of additional provision expense for the nine months ending September 30, 2011 and $202,000 for the three months ending September 30, 2011.  Subsequent to September 30, 2011, one commercial real estate development loan categorized as nonaccrual with an outstanding balance of $1.5 million was paid off in full with no additional charge-offs taken.

The decrease in OREO of $457,519 was a direct result of the sale of two residential real estate property, three commercial real estate properties, and lot sales on a development property totaling $1.1 million since December 31, 2010.  In addition to these sales, four other properties added during the first nine months of 2011 totaling $1.5 million were sold during the same nine month period.  We also recorded writedowns of $358,590 to record the properties to their fair values based on new appraisals.  Offsetting the sales and writedowns was the addition of three commercial real estate properties and two residential real estate properties, which added $913,189 to other real estate owned and remain in OREO as of September 30, 2011.

Loans are deemed impaired when it is probable that we will not be able to collect all principal and interest amounts due according to their contractual terms, which includes most nonperforming loans.  Total impaired loans at September 30, 2011 were $21.6 million, compared to $31.6 million at December 31, 2010.  At September 30, 2011, management believes it has allocated adequate specific reserves for these risks.

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

The allowance for loan losses at September 30, 2011 was $10.1 million, or 2.14% of total loans outstanding, a decrease of $2.4 million from $12.5 million, or 2.57% of total loans outstanding, at December 31, 2010.   The provision for loan losses during the first nine months of 2011 was $3.2 million compared to $3.9 million in the first nine months of 2010.

For the first nine months of 2011, we were in a net charge-off position of $5.7 million compared to a net charge-off position of $3.5 million for the first nine months of 2010.  The increase in the charge-offs year over year was a result of management’s decision to aggressively reduce classified assets.  The reduction occurred through the sale of loans, discounts taken on loans to allow the customer to refinance through other institutions or payoff, and write-downs to fair value.  Nonperforming loans decreased by $10.4 million during the first nine months of 2011.  While the specific allowance allocations decreased by $1.3 million to $2.5 million in the first nine months of 2011 due to charging down previously reserved loans, we also experienced an improvement in our two-year loss history causing a decrease of $1.2 million in our general reserve allocation, per ASC 450-20. These decreases were primarily experienced in our general reserves for commercial loans and were due to a steady improvement in our nonperforming assets, delinquency ratios, and our two year historical look-back period.

Other Assets.   Other assets, which includes bank owned life insurance and prepaid FDIC insurance, increased by $3.6 million, primarily from the $3.0 million purchase of bank owned life insurance in the first quarter of 2011.  We also sold securities at the end of the quarter for which we did not receive payment until October 2011 causing an increase in Other Assets of $1.7 million.  Offsetting these increases was a decrease in prepaid FDIC insurance of $1.1 million, which will continue to decrease as the quarterly amounts are expensed.

Deposits.   Total deposits were $565.9 million at September 30, 2011 compared to total deposits at December 31, 2010 of $576.4 million. The decrease of $10.4 million during the first nine months of 2011 was a combination of decreases of $10.8 million, $8.7 million, $5.9 million in certificates of deposit under $100,000, certificates of deposit over $100,000, and money market accounts, respectively, which were offset by an increase in noninterest bearing demand deposits of $1.1 million and an increase of $7.9 million in interest bearing demand deposits, primarily health savings accounts.  Core deposits decreased by $8.0 million over the first nine months of 2011, but remain at 74.8% of total deposits.  Total brokered deposits were $111.8 million at September 30, 2011, which includes brokered certificates of deposit of $99.8 million and brokered money market accounts of $12.0 million.  Brokered deposits were $105.5 million at December 31, 2010.  In 2010, we strategically increased our brokered deposits, in both certificates of deposit for the long-term funding and money market accounts for the short-term funding.  We were able to lock in rates on brokered certificates of deposits over a period ranging from two to ten years, which has been the primary reason for maintaining our net interest margin over the past several quarters.

Index

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2011		December 31, 2010
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$93,966,022	16.6%	$92,872,957	16.1%
Interest-bearing checking	109,056,301	19.3%	101,158,162	17.6%
Money market	153,437,417	27.1%	159,336,066	27.7%
Savings	22,401,799	3.9%	22,672,555	3.9%
Time, under $100,000	44,673,585	7.9%	55,450,402	9.6%
Total core deposits	423,535,124	74.8%	431,490,142	74.9%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	30,604,064	5.4%	39,356,777	6.8%
Out-of-market non-core deposits:
Money market	12,030,258	2.1%	12,015,936	2.1%
Brokered certificate of deposits	99,767,413	17.7%	93,493,281	16.2%
Total out-of-market deposits	111,797,671	19.8%	105,509,217	18.3%
Total non-core deposits	142,401,735	25.2%	144,865,994	25.1%

Total deposits	$565,936,859	100.0%	$576,356,136	100.0%

Borrowings.   The Company had borrowings in the amount of $12.0 million in FHLB advances at September 30, 2011 and $7.5 million at December 31, 2010.  The outstanding FHLB advances at September 30, 2011 were bullet advances and mature in a range from March 2012 through August 2013 that cannot be repaid without incurring a prepayment penalty.

Other Liabilities.  Other liabilities and accrued interest payable increased $774,047 from $5.4 million at December 31, 2010 to $6.2 million at September 30, 2011.  Accrued interest payable increased by $531,332, primarily from the deferral of our interest payments related to our Junior Subordinated debt.

Results of Operations

For The Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2011 reflected net income of $1.3 million, or $0.27 per diluted share.  This was a $279,519 increase from 2010’s third quarter net income of $1.0 million, or $0.23 per diluted share.   The increase in net income for the three-month period ended September 30, 2011was primarily attributable to an increase in our net interest income of $103,742 and a reduction in our provision expense of $600,000.  These increases to income were offset by a decrease in noninterest income of $284,625 and an increase in noninterest expenses of $57,761.

Performance Ratios	September 30
	2011	2010

Return on average assets *	0.80%	0.63%
Return on average equity *	9.24%	8.17%
Net interest margin (TEY) *	3.80%	3.69%
Efficiency ratio	67.13%	64.95%

* annualized

Net Interest Income.   Interest income for the three-month periods ended September 30, 2011 and 2010 was $7.2 million and $7.6 million, respectively, while interest expense for the third quarter was $1.5 million in 2011 and $2.0 million in 2010, resulting in net interest income of  $5.7 million and $5.6 million for the same three-month period in 2011 and 2010.  The tax equivalent net interest margin for the third quarter of 2011 was 3.80%, while the tax equivalent net interest margin for the third quarter of 2010 was 3.69%.  The improvement in our net interest margin was primarily due to aggressively reducing our cost of funding during 2010 and 2011, which was consistent with our strategy to decrease higher cost deposits and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future..  Also adding to the improvement in our net interest margin was the movement of $8.0 million of our Junior Subordinated Debt to a variable rate of three month LIBOR plus 134 basis points, or 1.64% at September 30, 2011, which is a significant decrease from 6.21% at September 30, 2010.  To offset decreasing interest income from loans over the last twelve months, we repositioned our balance sheet by increasing the amount of long-term investments outstanding, specifically in CMOs and municipals, which have historically provided higher yields without assuming additional risk in comparison to loans.  We have increased our average long-term investments by $20.1 million, with $18.0 million of that increase coming from tax-exempt municipal bonds that yielded 5.52% in the third quarter of 2011 compared to loans, which yielded 5.15% for the same period.  While we estimate the interest rates will remain relatively flat through 2012, we expect some minimal margin compression to occur over the next few quarters as deposit rates have started to flatten and reinvestment rates on loans and deposits continue to decline.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three-Month Period Ended
	September 30, 2011			September 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$1,201	$4	1.32%	$2,392	$5	0.83%
Federal funds sold	4,406	1	0.09%	1,930	1	0.21%
Securities - taxable	78,462	538	2.72%	76,394	594	3.08%
Securities - tax exempt (1)	46,334	645	5.52%	28,325	409	5.73%
Loans held for sale	2,179	-	0.00%	2,367	-	0.00%
Loans	483,442	6,272	5.15%	503,334	6,671	5.26%
Total interest-earning assets	616,024	7,460	4.80%	614,742	7,680	4.96%
Allowance for loan losses	(12,372)			(13,074)
Cash and due from banks	13,606			16,255
Other assets	39,150			40,975
Total assets	$656,408			$658,898
Liabilities and Stockholders' Equity
Interest-bearing checking	$110,044	$39	0.14%	$100,764	$71	0.28%
Savings	21,294	5	0.09%	21,357	21	0.39%
Money market	150,218	171	0.45%	146,363	263	0.71%
Certificates of deposit	79,752	340	1.69%	106,053	489	1.83%
Brokered deposits	110,829	747	2.67%	104,159	734	2.80%
Short-term borrowings	36	-	0.00%	4	-	0.00%
FHLB advances	16,485	50	1.20%	24,105	84	1.38%
Junior subordinated debt	17,527	205	4.64%	17,527	299	6.77%
Total interest-bearing liabilities	506,185	1,557	1.22%	520,332	1,961	1.50%
Noninterest-bearing checking	87,479			83,270
Other liabilities	5,830			4,552
Stockholders' equity	56,914			50,744
Total liabilities and stockholders' equity	$656,408			$658,898
Net interest income		$5,903			$5,719
Rate spread			3.58%			3.46%
Net interest income as a percent of average earning assets			3.80%			3.69%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $900,000, or 74 basis points, annualized, on average loans during the third quarter of 2011 as compared to $1.5 million, or 118 basis points, annualized, on average loans for the third quarter of 2010.  The allowance for loan losses at September 30, 2011 totaled $10.1 million and was 2.14% of total loans outstanding on that date.  For the three-month period ended September 30, 2011 we were in a net charge-off position of $2.9 million, or 234 basis points, annualized, on average loans compared to net charge-off of $2.2 million, or 174 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the third quarter of 2011 were primarily comprised of three lending relationships, two commercial real estate development projects and one commercial loan and had been previously reserved for at June 30, 2011 in the amount of $2.6 million.  These charge-offs were offset by various recoveries totaling $137,611. Due to increased charge-offs, specifically in the commercial real estate portfolio, additional provisions were recorded in the amount of $534,000 in the general reserve allocations, as calculated per ASC 450-20, for the three month period ending September 30, 2011.

Index

Noninterest Income.   Noninterest income was $2.4 million during the third quarter of 2011. This was a $284,625 decrease compared to the third quarter of 2010.  The majority of the decrease relates to a $560,811 decrease in the gain on sale of securities due to an opportunity to recognize a large gain on the sale of a group of held-to-maturity securities held at our holding company of $888,059 in the third quarter of 2010.  While we reported a decrease from 2010, the gains recognized on the sale of securities for the third quarter of 2011 were still higher than past years at $331,248.  We also experienced a decrease in our trust and brokerage fees of $89,079, which were directly impacted by the $78.3 million decrease in asset under management during the first nine months of 2011 related to a decline in the overall market.  In contrast to these decreases, we experienced a $53,902 increase in our net debit card interchange income as a result of the increase in the number of debit cards outstanding and the conversion to another service provider in February of 2011.  We also experienced an increase in our mortgage banking income in the amount of $286,708 due to an increase in mortgage loans sold versus retaining them in our loan portfolio and also due to an increase in our mortgage loan commitment pipeline leading to a fair value adjustment on loans committed to be sold with interest rate lock commitments.  An additional increase to income was from BOLI in the amount of $27,305 due to the $3.0 million BOLI purchase at the beginning of 2011.

Noninterest Expense.   Noninterest expense was $5.4 million for the three-month periods ended September 30, 2011 and September 30, 2010.  The main components of noninterest expense for the third quarter of 2011 were salaries and benefits of $2.8 million, occupancy and equipment costs of $608,867, loan and professional expenses of $459,979, data processing costs of $311,439, and FDIC insurance premiums of $261,642.  Several noninterest expense categories reported decreases in 2011 compared to the same three-month period in 2010, including decreases in FDIC premiums of $279,332 and OREO expenses of $128,564.  Salaries and benefits and loan and professional expenses displayed the largest increases of $377,827 and $101,535, respectively.   The increase in employee benefits was caused by normal increases in salaries, an increase in the number of employees, new incentive plans, profit sharing plans, and increases in the 401k employer match.  The increase in employee benefits related to new incentive plans of approximately $118,000 for the third quarter of 2011 was primarily due to programs specific to 2011.  Loan and professional expenses increased during the third quarter of 2011 compared to 2010 due to additional legal and accounting expenses associated with the liquidation of our bank subsidiaries, a real estate investment trust (Tower Funding Corp) and an investment subsidiary (Tower Capital Investments, Inc) as of September 30, 2011.  Due to industry-wide decreases in FDIC assessment rates for determining insurance premiums in the first quarter of 2011 coupled with the additional decrease in our FDIC assessment rates during the second quarter of 2011, our FDIC premiums were reduced by $279,332 compared to the same three-month period in 2010.

Income Taxes.    During the quarters ended September 30, 2011 and 2010, the Company recorded $423,860 and $342,023 in income taxes expense, respectively. The effective tax rate recorded was 24.2% for the third quarter of 2011 as compared to 24.7% for the third quarter of 2010.  We are able to maintain a low effective tax rate through strategic tax planning, which is primarily due to the use of tax-exempt income.

For The Nine-month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2011 reflected net income of $3.2 million, or $0.66 per diluted share.  This was a $916,865 increase from $2.3 million, or $0.51 per diluted share, reported during the first nine months of 2010.  The increase in net income for the nine-month period ended September 30, 2011 was primarily attributable to an increase in our net interest income of $306,808, a decrease in our provision expense by $695,000, an increase in our noninterest income of $102,993, and a decrease in noninterest expense by $104,763.

Performance Ratios	September 30
	2011	2010

Return on average assets *	0.65%	0.46%
Return on average equity *	7.74%	6.24%
Net interest margin (TEY) *	3.82%	3.69%
Efficiency ratio	68.25%	69.94%

* annualized

Net Interest Income.   Interest income for the nine-month periods ended September 30, 2011 and 2010 was $21.9 million and $23.0 million, respectively, while interest expense for the first nine months was $4.8 million in 2011 and $6.3 million in 2010, resulting in net interest income of  $17.1 million and $16.7 million for the same nine-month period in 2011 and 2010.  The tax equivalent net interest margin for the first nine months of 2011 was 3.82%, while the tax equivalent net interest margin for the first nine months of 2010 was 3.69%.  The improvement in our net interest margin came primarily from an aggressive reduction in cost of funding during 2010, which was consistent with our strategy to decrease higher cost deposits and replace them with lower cost out-of-market deposits that can be structured to reduce interest rate risk in the future.  We were also able to take advantage of the low interest rate environment in the second half of 2010 by increasing brokered deposits as discussed previously under the section “Financial Condition – Deposits.”  We also had a decrease in the rates on $8.0 million of our Junior Subordinated Debt, which went to a variable floating rate on December 2, 2010.  The current rate at September 30, 2011, which is subject to change on a quarterly basis, was three-month LIBOR plus 134 basis points, or 1.64%.  The fixed rate prior to December 2, 2010 was 6.21%.  Over the last twelve months, we have been able to reposition our balance sheet by adding $26.0 million to our average long-term investments, with $17.9 million of that increase coming from tax-exempt municipal bonds that yielded 5.67% in the first nine months of 2011 compared to loans, which yielded 5.18% for the same period.  While we estimate the interest rates will remain relatively flat for through 2012, we expect some minimal margin compression to occur over the next few quarters as deposit rates have started to flatten out and reinvestment rates on loans and long-term investments are not very attractive as we reinvest the monthly amortization we receive from these assets.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Nine Month Period Ended
	September 30, 2011			September 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$1,967	$23	1.56%	$2,313	$15	0.87%
Federal funds sold	3,211	3	0.12%	2,552	4	0.21%
Securities - taxable	80,918	1,757	2.90%	72,831	1,896	3.48%
Securities - tax exempt (1)	44,002	1,867	5.67%	26,122	1,167	5.97%
Loans held for sale	1,639	-	0.00%	1,606	-	0.00%
Loans	486,600	18,838	5.18%	515,037	20,380	5.29%
Total interest-earning assets	618,337	22,488	4.86%	620,461	23,462	5.06%
Allowance for loan losses	(12,388)			(12,573)
Cash and due from banks	14,897			17,198
Other assets	39,764			41,810
Total assets	$660,610			$666,896
Liabilities and Stockholders' Equity
Interest-bearing checking	$112,658	$124	0.15%	$104,343	$265	0.34%
Savings	21,919	29	0.18%	20,127	59	0.39%
Money market	151,126	512	0.45%	147,692	902	0.82%
Certificates of deposit	85,919	1,147	1.78%	122,014	1,799	1.97%
Brokered deposits	106,906	2,202	2.75%	86,260	2,039	3.16%
Short-term borrowings	58	1	2.31%	13	-	0.00%
FHLB advances	17,264	185	1.43%	30,983	397	1.71%
Junior subordinated debt	17,527	605	4.62%	17,527	863	6.58%
Total interest-bearing liabilities	513,377	4,805	1.25%	528,959	6,324	1.60%
Noninterest-bearing checking	86,628			84,885
Other liabilities	5,342			4,196
Stockholders' equity	55,263			48,856
Total liabilities and stockholders' equity	$660,610			$666,896
Net interest income		$17,683			$17,138
Rate spread			3.61%			3.46%
Net interest income as a percent of average earning assets			3.82%			3.69%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses.   A provision for loan losses was recorded in the amount of $3.2 million, or 89 basis points, annualized, on average loans during the first nine months of 2011 as compared to $3.9 million, or 101 basis points, annualized, on average loans for the first nine months of 2010.  The allowance for loan losses at September 30, 2011 totaled $10.1 million and was 2.14% of total loans outstanding on that date.  For the nine-month period ended September 30, 2011 we were in a net charge-off position of $5.7 million, or 156 basis points, annualized, on average loans compared to net charge-off of $3.5 million, or 91 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in 2011 comprised primarily of nine lending relationships.  Five commercial lending relationships together recorded charge-offs of $1.9 million and four commercial real estate relationships recorded charge-offs of $4.3 million, of which $3.6 million was previously reserved as of December 31, 2010.  These charge-offs were offset by a $540,000 recovery on a commercial loan previously charged-off in September of 2010 in the amount of $736,190.  Other various recoveries totaled $263,239 for the nine month period ending September 30, 2011.  Due to an improvement in our two-year loss history, general reserve allocations, as calculated per ASC 450-20, for the nine month period ending September 30, 2011 declined by $1.2 million.

Index

Noninterest Income.   Noninterest income was $6.1 million during the first nine months of 2011. This was a $102,993 increase compared to the first nine months of 2010.  The majority of the increase relates to an increase in mortgage banking income of $278,778, an increase in net debit card interchange income of $145,574, and an increase in BOLI income of $68,227.  The increase in mortgage banking income was primarily due to an increase in the number of loans sold compared to those we retained in our portfolio and an increase in our mortgage loan commitment pipeline leading to a fair value adjustment on loans committed to be sold with interest rate lock commitments.  The increase in net debit card interchange income was primarily due to the increase in the number of debit cards outstanding and the conversion to another service provider, who charges less for debit card transaction processing, in February of 2011. BOLI income also reported increases from the prior year due to a $3.0 million purchase during the first quarter of 2011.  Offsetting these increases was a decrease of $159,342 in trust and brokerage fees and a decrease of $157,854 in the gain on the sale of securities.  Trust and brokerage fees decreased from the first nine months 2010 as a direct result of a decrease in assets under management of $78.3 million from December 31, 2010 related to a decline in the overall market.  The gain on the sale of securities has decreased from the first nine months of 2010 due to an opportunity to recognize a large gain on the sale of a group of held to maturity securities held at our holding company during the third quarter of 2010 in the amount of $888,059.  We recorded $776,753 in gains in 2011.  Through restructuring opportunities within the market, we were able to recognize some gains and reinvest the proceeds with minimal impact to the portfolio yield.  The gains were offset by an increase of $118,911 in the OTTI charge we recorded in the first nine months of 2011 compared to the same period in 2010.

Noninterest Expense.   Noninterest expense was $15.8 million for the first nine months of 2011 while noninterest expense for the nine-month period ended September 30, 2010 was $15.9 million.  The main components of noninterest expense for the first nine months of 2011 were salaries and benefits of $8.0 million, occupancy and equipment costs of $1.8 million, FDIC insurance premiums of $1.1 million, loan and professional expenses of $1.2 million, and data processing costs of $1.0 million.  Several noninterest expense categories reported decreases in 2011 compared to the same nine-month period in 2010, which include decreases in OREO expenses of $772,437, FDIC insurance premiums of $415,233, and other expenses of $86,144.  These decreases were offset by increases of $970,042 and $253,715 in employment costs and data processing, respectively.  The increase in employee benefits was caused by normal increases in salaries, an increase in the number of employees, new incentive plans, profit sharing plan, and the 401k employer match.  The approximate $270,000 increase in incentive plan expense was primarily due to programs specific to 2011.  Data processing expenses increased primarily due to recognizing a credit in 2010 for our conversion to a new core system service provider.  Due to industry-wide decreases in FDIC assessment rates for determining insurance premiums in the first quarter of 2011 coupled with the additional decrease in our FDIC assessment rates during the second quarter of 2011, our FDIC premiums were reduced by $415,233 compared to the same nine-month period in 2010.

Income Taxes.    During the nine-month period ended September 30, 2011 and 2010, the Company recorded $904,509 and $611,810 in income taxes expense, respectively. The effective tax rate recorded was 22.1% for 2011 as compared to 21.2% for 2010.  We continue to have a low effective tax rate through the use of strategic tax planning, which is primarily due to the use of tax-exempt income.

Liquidity and Capital Resources

Liquidity.   Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $10.4 million in total deposits during the first nine months of 2011.   Over the past twelve months, we positioned ourselves to increase our out-of market deposits and FHLB advances while allowing higher cost certificate of deposits to leave as they mature.  Over the next twelve months, we expect this trend to discontinue as our lower cost in-market deposit growth begins to outpace our loan growth.  This expectation is based the receipt of the annual employer funding of our customers’ health savings accounts during the first quarter of each year.  Our previous strategy to increase out-of-market deposits and FHLB advances allowed us to reduce interest rate risk and maintain an adequate net interest margin.  Currently, all our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay.  The average interest rate on our FHLB advances at September 30, 2011 is 1.48%, which has decreased from an average rate of 3.53% at December 31, 2010.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $141.3 million, or 23.7% of our total funding, at September 30, 2011.  This was up from $130.5 million, or 21.7%, at December 31, 2010. Total deposits at September 30, 2011 were $565.9 million and the loan to deposit ratio was 83.2%.   Total borrowings at September 30, 2011 were $12.0 million.  With a competitive local market offering little new loan growth potential, loan amortization, and a reduction in classified loans, we expect to experience a decline in loan balances over the last quarter of 2011.  As loans amortize and payments are received, we will reinvest when appropriate in loans and long-term investments as opportunities arise and/or reduce outstanding debt when excess cash is available.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $58.1 million and $53.1 million at September 30, 2011 and December 31, 2010, respectively. Affecting the increase in stockholders’ equity during the first nine months of 2011 was $3.2 million in net income and $1.7 million in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $35,182 of restricted stock compensation expense.

During the first nine months of 2011, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our Written Agreement with our regulatory agencies, we must first be granted permission by the Federal Reserve Bank of Chicago in order to declare and pay any dividends.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2011			December 31, 2010
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	11.09%	5.00%	4.00%	10.55%	5.00%	4.00%
Tier 1 risk-based	14.02%	6.00%	4.00%	13.10%	6.00%	4.00%
Total risk-based	15.28%	10.00%	8.00%	14.30%	10.00%	8.00%

The Bank
Leverage capital	10.73%	5.00%	4.00%	10.08%	5.00%	4.00%
Tier 1 risk-based	13.47%	6.00%	4.00%	12.46%	6.00%	4.00%
Total risk-based	14.73%	10.00%	8.00%	13.72%	10.00%	8.00%

The Company’s regulatory capital ratios continue to remain above the “well-capitalized” levels of 6.0% for Tier 1 capital and 10.0% for Total risk-based capital.  Tier 1 capital at September 30, 2011, increased to 14.02%, compared to 13.10% at December 31, 2010.  Total risk-based capital at September 30, 2011, increased to 15.28%, compared to 14.30% at December 31, 2010.  Leverage capital grew to 11.02% at September 30, 2011, more than double the regulatory requirement of 5.0% to be considered “well-capitalized”.

Index

Commitments and Off-Balance Sheet Risk

The Bank maintains off-balance-sheet instruments in the normal course of business to meet the financing needs of its customers.   These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet.   The Bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.   Such financial instruments are recorded when they are funded.  Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.   At September 30, 2011, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

Tabular disclosure of the Company’s contractual obligations as of the end of our latest fiscal year was provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes outside the ordinary course of business in such contractual obligations during the first nine months of 2011.

Item 4.	CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the CEO and CFO concluded that as of September 30, 2011, the end of the period covered by this report, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. As part of our third quarter financial statement preparation process, we recorded an after-tax adjustment of $153,000, to record a mortgage banking derivative which was the result of an increase in our mortgage loan commitment pipeline as of September 30, 2011. Due to the size of this adjustment and the activity in our mortgage loan commitment pipeline, we have identified a material weakness in our internal controls relative to our monitoring activities over the proper accounting and disclosure of mortgage banking activities. Management is working on designing and implementing controls to ensure we maintain proper monitoring over accounting procedures for our mortgage banking activities beginning with the fourth quarter 2011. If not remediated, it is reasonably possible that the Company's consolidated financial statements could contain a material misstatement.

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

Index

Item 6.	EXHIBITS

(a)	Exhibits.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: November 9, 2011	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: November 9, 2011	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer