Form 10-K
period 2011-12-31
TOWER FINANCIAL CORP
filed 2012-03-19
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________

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
Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by non affiliates of the registrant based on the last sale price for such stock at June 30, 2011 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $26,347,551

Number of shares of Common Stock outstanding at March 19, 2012: 4,853,136

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report
Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2011

PART I

ITEM 1	BUSINESS.

Company

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a bank holding company with one bank subsidiary, Tower Bank & Trust (the “Bank” or “Tower Bank”) and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. Tower Capital Trust 2 and Tower Capital Trust 3 are unconsolidated, wholly owned Delaware statutory business trusts formed in December 2005 and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly owned trust company subsidiary, Tower Trust Company (the “Trust Company”), that is an Indiana Corporation formed on January 1, 2006 and was previously owned by the bank holding company until December 1, 2009.  Through September 30, 2011, the Bank also had a direct wholly owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long term investments, and an indirect wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation was a Maryland real estate investment trust, or “REIT,” formed as well on July 1, 2006.  The REIT purchased mortgage-backed real estate loans from the Bank.  Both, Tower Capital Investments, Inc. and Tower Funding Corporation were liquidated and dissolved as of September 30, 2011.

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

Cautionary Note Regarding Forward-Looking Statements

Throughout this Annual Report on Form 10-K, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project," "potential," or "expect," or by the words "may," "will," "could," or "should," and similar expressions or terminology are intended to operate as "forward-looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

Forward-looking statements convey our current expectations or forecast future events. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
•	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
•	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
•	the effect of general economic and monetary conditions and the regulatory environment on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the impact of a high concentration of loans in commercial and commercial real estate loans;
•	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	the risk of being adversely impacted by Health Care Reform as a result of our high concentration in health savings accounts;
•	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
•	restrictions or additional capital requirements imposed on us by our regulators;
•	dependence on our key banking and management personnel;
•	the risk that our controls and procedures may fail or be circumvented; and
•	the risk that our Written Agreement with the Federal Reserve may impair our operations or restrict our growth.

Please also refer to the “Risk Factors” section of this report for a discussion of some of the principal risks and uncertainties inherent in our businesses.

Any forward-looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Tower Bank & Trust Company

Lending

We generally make loans to individuals and businesses located in Allen, Kosciusko and the surrounding counties in Northeast Indiana. Our loan portfolio at December 31, 2011 consisted of commercial and commercial real estate loans (71.9%), residential mortgage loans (17.7%) and personal loans (10.4%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $11.6 million, based on the legal lending limit of 15% of the Bank’s total risk-based capital.  We continue to pursue opportunities to originate new loans in order to grow earning assets to existing customers as well as new customers.

Loan Segments:

Commercial Loan: Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Typically, our customers' financing requirements range from $250,000 to $5.0 million.  Commercial and industrial loans comprised 46.3% and 48.0% of total loans at December 31, 2011 and 2010, respectively.  The majority of these are secured by a lien on equipment, inventory and/or other assets, but can also be secured by owner-occupied or investment real estate.  Commercial and industrial loans also include revolving notes for working capital that range in maturity from on demand to no longer than one year. Commercial real estate loans comprised 25.6% of total loans at December 31, 2011, up from 24.4% at December 31, 2010.  Some commercial and industrial loans and some commercial real estate loans have fixed interest rates, while others have floating interest rates.  These loans typically have maturities of 1 to 5 years.

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

In 2010 and 2011, we continued to focus on improving asset quality and increasing long-term profitability.  To accomplish these goals, we undertook an action plan to decrease the amount of nonperforming loans from our portfolio, along with performing loans rated as “classified” by our internal rating system, through liquidation of collateral, encouraging and cooperating in refinancing certain loans through other financial institutions, and/or taking additional charges against certain loans.  Additionally, we have allocated additional resources to increase the speed in reacting to and dealing with potential deterioration of borrowers’ assets.

Mortgage Banking: We provide fixed rate, long-term residential mortgage loans and floating, short-term construction loans to our customers. Our general policy, which is subject to periodic review by management, is to sell the majority of loans originated on the secondary market.  We retain only those loans where we have ongoing, multi-faceted customer relationships or to keep our portfolio at benchmark levels and support our commitment to our customers and community.  All other loans are immediately sold, or are originated on a brokered basis for another investor.  We utilize both correspondent and wholesale delivery methods for sold loans where we may also have delegated underwriting and closing responsibility.   We typically receive an average of 1.5% of the loan amount between the service release premium and fees on sold and brokered loans. We do not retain servicing rights with respect to residential mortgage loans that we broker or sell. During 2011, we originated $4.9 million in construction loans and $68.9 million of residential mortgage loans.  We retain all construction loans in our loan portfolio.  Of the $68.9 million of residential mortgage loans originated, we retained $25.5 million, sold $38.7 million in the secondary market, and brokered $4.7 million.  These loans were a combination of traditional conventional loan products, jumbo whole loans, and government loan programs (FHA/VA).  We neither originated nor purchased any subprime loans in 2011, nor have we done so historically.

	For the years ended December 31,
($ in thousands)	2011	2010	2009

Real estate mortgage loans originated and retained	$30,346	$37,403	$45,370
Real estate mortgage loans originated and sold	38,710	37,885	35,135
Real estate mortgages brokered	4,671	6,111	5,277

Personal Loans and Lines of Credit: We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, as well as to make home improvements and personal investments. The majority of our personal loans are home equity loans secured by a second lien on real estate. We retain all of such loans in our loan portfolio.

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

In order to maximize our consumer loan approval efficiencies and ensure we met our customer’s service expectations, we utilize centralized underwriting.  We continue to pursue a policy of prudent loan underwriting, with an emphasis on our borrower’s amount of the down payment, credit quality, employment stability, and monthly income. Consumer loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans, and we believe that consumer loans are important to our efforts to serve the credit needs of our customer base.  Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average, which held true in 2011.

Our Lending Policies:

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

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our lending operations, while recognizing that not all loan outcomes and results can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer, Chief Lending Officer or the Executive Vice President of Risk Management where appropriate.

Since 2004, we have maintained a separate credit department that is generally responsible for the integrity of data used by lending personnel for underwriting decisions.  Additionally, our credit department is responsible for providing independent financial analysis and credit assessments for loan aggregations above $250,000.  Our credit department also assists in the application of loan policy and the identification of unresolved or potential credit issues.  Since 2008, we have outsourced our loan review function to an independent accounting firm.

Our loan policies provide limits for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the real estate collateral securing the loans.  The loan-to-value percentage varies by the type of collateral. The Federal Deposit Insurance Corporation Improvement Act of 1991 established regulatory and supervisory loan-to-value limits. Our internal loan-to-value limitations follow those limits and, in certain cases, are more restrictive than those required by regulators.  However, exceptions may be made to these limits and are allowable under the regulatory rules as long as the aggregate balance of these exceptions does not exceed certain capital thresholds.  Exception balances are below the capital thresholds established by regulatory rules.

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

Our Underwriting Policies:

Commercial Loans: Commercial and Industrial loans are underwritten using an analysis of the customer’s current and historical financial statements.  The type of financial statement that we require (audited, reviewed, compiled, tax return, or internally prepared) varies depending on the credit size, complexity, and risk.  Financial projections may be required for loans with a term greater than one year.  For all aggregated borrowing relationships in excess of $100,000, a cash flow analysis is completed for each corporate borrower, and a debt-to-income ratio is calculated for each personal guarantor.  For those relationships where reliance is placed on a borrower or guarantor that is involved in several loans, business ventures or real estate projects, both a separate cash flow analysis and a consolidated global cash flow analysis is required.  This is mandatory for all requests that are in excess of five percent of the Bank’s capital. In addition, we review the quality and value of collateral provided to determine the appropriate advance rates and analyze the risks inherent in the business enterprise to determine the appropriate financial covenant package.

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

All real estate credit extensions are to meet high standards of quality and are to be in compliance with the Bank’s policies.  Relationship managers are to explain and document any exceptions to our underwriting policies.

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

Typically, the rates for variable rate loans in all categories are underwritten using the Prime Rate index or LIBOR index as stated in the Wall Street Journal.  Typical loan terms on these types of products range from one to five years with interest rates between 0.00% to 3.00% over the Prime Rate or LIBOR.

Sources of Our Funds

In 2011, no inter-company contributions were made; nor did we attempt to obtain capital in any form other than through our net income.  In 2010, no inter-company contributions were made, but we did receive net proceeds of $2.8 million from a private placement of 458,342 shares of our common stock.  In 2009, we made capital contributions to the Bank of $8.1 million, of which $1.8 million came from the private placement of 18,300 shares of Series A Convertible Preferred Stock and $5.5 million came from our sale of the Trust Company to the Bank.  Also in 2009 and prior to the sale to the Bank, the Trust Company contributed $800,000 of capital to the Company, which was immediately contributed to the Bank.  The 2009 capital contributions to the Bank were made due to the net loss incurred during the year and because of added pressure in the financial institution industry to continually grow capital due to the prolonged economic decline.

On an ongoing basis, the Bank funds its operations and loan growth primarily with local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market certificates of deposit and brokered certificates of deposit) and other forms of wholesale financing. One component of our strategic plan includes a change in our deposit mix to assist us in increasing profitability and improving liquidity, which we believe we have been successful in accomplishing over the last three years. Two events occurred in 2008 and have carried through to 2011 to assist us with the change in our deposit mix.  First, in 2008, there was a 400 basis point drop in the Federal Funds Rate which resulted in our variable rate certificate of deposit products becoming a less attractive option for our customers, because such product is directly tied to the federal funds rate.  Due to the drop in rates, customers chose to select other avenues for investing their money as their deposits matured.  The second event in 2008 was the increase in the FDIC insurance to $250,000 for all interest-bearing accounts and an unlimited amount for non-interest bearing accounts.  As a result of these two events, the deposit mix started to change as customers chose to move money into an account that was fully insured or to one that offered better rates.  From December 2008 through December 31, 2011, the short- term interest rates remained unchanged and the FDIC insurance increase was extended through December 31, 2012 for the unlimited insurance on non-interest bearing accounts and the limit on all other accounts has been increased to $250,000 permanently.  As of December 31, 2011 and December 31, 2010, we had $170.4 million and $50.3 million, respectively, of deposits protected by unlimited FDIC insurance. By the end of 2011, the core deposits comprised 78.7% of total deposits compared to 74.9% and 76.0% at December 31, 2010 and December 31, 2009, respectively.

Deposit Generation: We generate deposits primarily through offering a broad array of deposit products to individuals, businesses, associations, financial institutions, and government entities in our primary market areas. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, health savings accounts, money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. In December 2011, two customers deposited approximately $48 million for short-term purposes, which is the primary reason for the $76.9 million increase in noninterest bearing deposit accounts.  We expect these two deposits to be withdrawn from the Bank during the first quarter of 2012 when a more suitable permanent option is determined.  Also reported in the noninterest bearing category was approximately $28 million of deposits transferred from money market accounts.  This transfer occurred so that a new product can be created internally to be able to offer our customers sweep accounts.  These funds will be categorized as interest bearing demand deposit accounts upon the completion of the new product in early January 2012.

Outside of these uncommon deposit portfolio changes, health savings accounts continue to be a primary leader in core deposit growth in 2011.  These deposits showed an increase of $15.1 million to a balance of $65.1 million and approximately 43,000 accounts at December 31, 2011.  We offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003.  Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposits or money market accounts, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. In 2011, the average cost of funds on out-of-market deposits was 2.67%, while the average cost of funds on in-market deposits was 0.49%.  We were able to borrow from the Federal Home Loan Bank at a rate of 0.31% for a one year bullet advance and 0.49% for a two year bullet advance in 2011.  During 2010, we strategically purchased brokered certificates of deposit and brokered money markets in excess of the balance in 2009 by $36.8 million.  The growth in 2010 in brokered deposits was purposeful as we took advantage of the favorable rate environment to lock in low rates for an extended period of time.  In 2011, brokered deposits decreased by $2.9 million and were only purchased to replace those that matured or were called.  Terms for our new brokered deposit purchases in 2010 and 2011 ranged from two years to ten years, with an average life between five and six years.  The average rate on our brokered certificate of deposits purchases in 2011 was 1.9%.  At December 31, 2011, approximately 83.0% of our deposits were generated in-market, while 17.0% were out-of-market deposits, compared to 81.7% of in-market deposits in 2010 and 18.3% out-of-market.  Deposits at December 31, 2011, 2010, and 2009 are summarized as follows:

	2011		2010		2009
($ in thousands)	Balance	%	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$169,758	28.2%	$92,873	16.1%	$95,027	16.7%
Interest-bearing checking	114,865	19.1%	101,158	17.6%	89,735	15.8%
Money market	127,986	21.3%	159,336	27.7%	152,092	26.7%
Savings	22,398	3.7%	22,673	3.9%	18,264	3.2%
Time, under $100,000	38,573	6.4%	55,450	9.6%	77,202	13.6%
Total Core Deposits	473,580	78.7%	431,490	74.9%	432,320	76.0%
Non-core Deposits:
In-market non-core deposits:
Time, $100,000 and over	25,829	4.3%	39,357	6.8%	67,390	11.9%
Out-of-market non-core deposits:
Brokered money market	12,032	2.0%	12,016	2.1%	-	0.0%
Brokered certificate of deposits	90,596	15.0%	93,493	16.2%	68,670	12.1%
Total out-of-market non-core deposits	102,628	17.0%	105,509	18.3%	68,670	12.1%
Total Non-core Deposits	128,457	21.3%	144,866	25.1%	136,060	24.0%

Total deposits	$602,037	100.0%	$576,356	100.0%	$568,380	100.0%

Investments

We invest funds that we retain from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of U.S. commercial banks, commercial paper of U.S. issuers rated in the highest category by a nationally recognized statistical rating organization, or trust preferred securities. We are permitted to make limited portfolio investments in equity securities.  We currently have only three of these investments, a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana, a $54,505 investment in a limited liability company formed for the purpose of acting as an agent for the sale of title insurance in the state of Indiana, and an equity investment with an initial investment of $1 million in a limited partnership focused on financial holding companies, primarily bank holding companies. As of December 31, 2011, these investments carried a value of $127,091 and were recorded in other assets.  Due to the volatility of the equity investment in the limited partnership as well as the accounting treatment for the investment, the Board of Directors approved the gradual liquidation of this investment.  In 2009, requests were made to liquidate the investment.  Disbursements received in 2011, 2010, and 2009 were $9,390, $23,022, and $740,437, respectively, leaving a value of $52,586 as of December 31, 2011. The remaining balance is invested in side-pocket investments, which are primarily made up of small equity investments in local start-up businesses, and is projected to be fully liquidated in the next couple of years.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or as a result of foreclosure upon loans and which at December 31, 2011 amounted to $3.1 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions (“IDFI”).  We are also permitted to invest an aggregate amount not to exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities. Our Board of Directors may alter our investment policy without stockholders’ approval.

Tower Trust Company

General

Prior to January 1, 2006, we provided our trust and investment management services through a division of Tower Bank & Trust Company. On January 1, 2006, the Bank transferred the business, employees, assets, liabilities, and customers to the holding company to be held in a new wholly-owned subsidiary, Tower Trust Company.  This transfer occurred to allow Tower Trust Company to expand the service areas to which it could provide trust and investment services to locations outside of the Bank’s service area, such as Indianapolis.  Due to a change in the strategic plan, management decided to bring the trust company’s focus within the Bank’s service area as new opportunities in the local market have arisen.  On December 1, 2009, the Bank purchased Tower Trust Company to be held as a wholly-owned subsidiary of the Bank to be able to focus on these initiatives with the added benefit of increasing capital and earnings at the Bank.

Investment Management and Trust Services

Our investment management and trust services provide a wide range of traditional personal trust services to customers in our market area. Our trust services include estate planning and money management, as well as traditional revocable trusts, irrevocable trusts, charitable trusts, estate administration, guardianship administration, individual retirement account administration, personal and institutional investment management, and custodial services. We believe that by offering trust services through personalized client service, an experienced professional staff, and a tailored approach to investments that we can enhance and leverage client relationships.

The following table reflects assets under management and revenue derived from trust services for the periods indicated.

	For the years ended December 31,
($ in thousands)	2011	2010	2009

Assets under management	$428,298	$473,058	$619,510
Number of accounts	573	626	635
Average account size	$747	$756	$976
Trust revenue	$2,958	$3,040	$2,860

Tower Investment Services

In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. The services are provided through PrimeVest Financial Services, Inc.  PrimeVest is a self-clearing broker dealer that works exclusively with banks and financial institutions. Tower Investment Services had $166.3 million in assets under management at December 31, 2011, compared to $159.3 million at December 31, 2010.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2011	2010	2009

Assets under management	$166,296	$159,284	$142,672
Number of accounts	1,444	1,376	1,242
Average account size	$115	$116	$115
Investment services revenue	$596	$565	$513

Effect of Government Monetary Policies

Our performance and our results are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board (“Federal Reserve”). The Federal Reserve’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. During 2008, the Federal Reserve lowered the federal funds discount rate to 0.25% where it remains at December 31, 2011.  The drop in interest rates in 2008 continues to have an impact on the Company in 2010 and 2011 by forcing the Company to reduce both loan and deposit rates to remain competitive in the local market.  In 2009 and 2010, we implemented an interest rate floor on our loan portfolio and aggressively lowered the interest rates paid on deposits to combat the prolonged period of low short-term interest rates and to improve our net interest margin.  In 2011, we continued to drop our deposit rates, but needed to relieve the interest rate floors on loans to remain competitive.  While we interest rates have remained low the last couple of years, we do not expect much change in the near future based on statements from the Federal Reserve.  Federal officials have stated that prolonged economic conditions would warrant exceptionally low levels for the federal funds rate at least through mid-2013.

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

Bank Holding Company Regulation

As a bank holding company, we are subject to regulation by the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended (the “FBHC Act”). Under the FBHC Act, we are subject to examination by the Federal Reserve and are required to file reports of the Company’s operations and such additional information as the Federal Reserve may require. Under Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not do so absent such policy.

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

With certain limited exceptions, the FBHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged in one or more activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve regulations, including rules under which we qualify as a bank holding company as described in the following paragraph, such permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the FBHC Act, many of these acquisitions may be affected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within ten business days after the transaction. In certain cases, prior written notice to the Federal Reserve will be required.  Notwithstanding the scope of these permissible activities, we have not organized nor have we sought to establish any of these types of businesses.

The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Sources."

Bank Regulation

The Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, we are subject to the examination, supervision, reporting and enforcement jurisdiction of the IDFI, as the chartering authority for Indiana banks, and the Federal Reserve as the primary federal bank regulatory agency for state-chartered member banks. Our deposit accounts are insured by the Bank Insurance Fund of the FDIC.

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

Insurance of Deposit Account
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. The FDIC has utilized a risk based assessment system since 2008.  Under this system, the banks are evaluated based on three primary sources of information:  supervisory ratings, financial ratios, and long-term debt issuer ratings (for large institutions only).  Due to a large number of bank failures throughout the United States in 2008 and 2009, the FDIC deposit insurance fund was depleted and required additional assessments to replenish the fund to an acceptable level.  Premiums were not only increased to replenish the fund, but because of additional operating expenses the FDIC would incur due to increased resolution activities expected in the future.

Also, in 2008, the FDIC increased the limit of insured funds to $250,000 on interest bearing deposits and an unlimited amount on non-interest bearing deposits compared to the previous limit of $100,000 on all deposits. These new limits have been extended through December 31, 2012 for unlimited insurance on non-interest bearing accounts and were permanently implemented on all deposit accounts up to $250,000 to ease the fears of banking customers after the bank failures over the recent years.  Based on these additional costs, the FDIC raised the assessment rates in 2009, assessed a one-time special assessment due September 30, 2009 equal to five basis points of total assets less Tier 1 Capital, and issued an assessment to prepay the quarterly assessments for the fourth quarter 2009, and for all 2010, 2011 and 2012 along with the quarterly risk-based assessment for the third quarter of 2009 on December 30, 2009.  The prepayment was calculated by using the rate in effect at September 30, 2009 with an increase in the annual assessments of three basis points beginning in 2011.

The FDIC also assumed that the institution’s assessment base at September 30, 2009 will increase quarterly by an annual growth rate of five percent through the end of 2012.  The FDIC began drawing down prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  Each institution will continue to receive quarterly assessment statements from the FDIC and will continue to expense the assessment as they have in the past, but the institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution had prepaid until that amount was exhausted or until December 30, 2014, when any amount remaining would be returned to the institution.  The remaining balance in the prepaid FDIC assessment account was $1.6 million as of December 31, 2011.

Consumer and Other Laws
The Bank’s business also includes making a wide variety of consumer loans. When making consumer loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act and the Home Mortgage Disclosure Act, as well as the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed on July 21, 2010 (“Dodd-Frank”) and was enacted to create a sound economic foundation to grow jobs, protect consumer, rein in Wall Street and big bonuses, end bailouts and the “Too Big to Fail”, and prevent another financial crisis.  Highlights of Dodd-Frank include the following:

•
Created a new independent authority housed at the Federal Reserve, The Consumer Financial Protection Bureau- that consolidates and strengthens consumer protection responsibilities previously handled by other regulatory authorities, such as the FDIC and the Federal Reserve.

•	Ends the possibility of taxpayers having to write a check to bail out financial firms that threaten the economy.
•	Created a council to identify and address systemic risks posed by large, complex companies, products, and activities before they threaten the stability of the economy.
•
Eliminated loopholes that allow risky and abusive practices to go on unnoticed and unregulated -- including loopholes for over-the-counter derivatives, asset-backed securities, hedge funds, mortgage brokers and payday lenders.

•	Provides shareholders with a say on pay and corporate affairs with a non-binding vote on executive compensation and golden parachutes.
•	Provides tough new rules for transparency and accountability for credit rating agencies to protect investors and businesses.
•
Strengthens oversight and empowers regulators to aggressively pursue financial fraud, conflicts of interest and manipulation of the system that benefits special interests at the expense of American families and businesses.

USA Patriot Act of 2001
On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted. The statute increased the power of the U.S. Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to U.S. bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in U.S. interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures.

On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered U.S. financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. We believe that compliance with the new requirements has not had a material adverse impact on its operations or financial condition.

Written Agreement with the Federal Reserve
On May 5, 2010, Tower Financial Corporation and its wholly owned subsidiary, Tower Bank & Trust Company, entered into a written agreement with the Federal Reserve and the IDFI, effective April 23, 2010 (the “Written Agreement”).  A Written Agreement is a process employed by the Federal Reserve and the IDFI to memorialize certain understandings with the Company and the Bank, in this case flowing from a fall 2009 joint Federal Reserve and IDFI examination, based upon June 30, 2009 financial position and operating results. A Written Agreement typically addresses all of the major aspects of a financial institution’s financial and operating metrics, including capital requirements, asset quality, management, earnings and liquidity, whether or not identified as requiring improvement.

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

In response to the Written Agreement, our Board of Directors, as well as our management teams, adopted various measures that allowed us to continue to preserve capital and mitigate further capital risk in light of our 2009 net loss and our level of non-performing assets, which has improved significantly since 2009, but continues to be elevated compared to historical levels.  We have adopted many of these measures in conjunction with extensive discussion with our banking regulators.

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

*      We have further refined our Capital Contingency Plan and we have established new internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”.  The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 10.5% and our Leverage Ratio should be equal to or greater than 7.0% for the Company.  As of December 31, 2011, the Company’s Total Risk-Based Capital Ratio and Leverage Capital Ratio were 15.16% and 10.97%, respectively compared to 14.30% and 10.55%, respectively, at December 31, 2010.  (See Note 16 to the Financial Statements for further discussion of our ratios).

*      We have further refined and outlined the Company’s Liquidity Policy and Liquidity Funding Plan, and, given the uncertainty in the marketplace and exposure to increasing interest rates in the future,  we have enhanced the monitoring, analysis, and reporting of our cash flow and interest rate forecast.

*      The Company will not pay dividends on our common stock, the Series A Convertible Preferred Stock or other capital stock, or make any payments of interest on our Trust Preferred Debt without written approval from the Federal Reserve.  As of the date of this Form 10-K, we are not planning to pay dividends on our common stock in the near future and we have elected to defer payment of interest on the Trust Preferred Debt indefinitely, as allowed by the Trust Preferred debenture agreements per the requirements discussed in the Written Agreement.  Furthermore, the Company will not incur additional indebtedness without the prior approval of the Federal Reserve.

The measures above have been implemented by the Bank and our being monitored internally, as well as externally by our regulators.  As discussed in greater detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” we have seen an improvement in our overall financial condition in 2010 and 2011 compared to 2009, which can be partially attributed to the implementation of these measures.

Competition

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in the greater Fort Wayne, Warsaw, Allen County and Kosciusko County market areas in Northeast Indiana.  In 2011, there were 20 banking institutions, excluding credits unions, with 104 total locations throughout Allen County.  This compares to 20 banking institutions with 105 locations in 2010.  The three largest banks in Allen County are JP Morgan Chase, Wells Fargo, and PNC, and they comprise approximately 54% of the deposit market share as of June 30, 2011.  At June 20, 2011, we ranked fourth in Allen County with almost 11% of the deposit market share.  We have ranked fourth since 2002.  The Bank, along with other commercial banks, competes with respect to its lending activities and competes in attracting demand deposits. The Bank also faces competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of the Bank’s competitors have been in business for many years longer than the Bank, have established customer bases, and are larger and have larger lending limits than the Bank. The Bank competes for loans principally through its ability to communicate effectively with its customers and understand and meet their needs. The Bank offers personal attention, professional service, off-site ATM capability and competitive interest rates. Management believes that its personal service philosophy enhances the Bank’s ability to compete favorably in attracting individuals and small- to medium-sized businesses.

Employees

As of December 31, 2011, we had 155 employees, including approximately 150.75 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

Statistical Disclosure

The statistical disclosure concerning the Company and the Bank, on a consolidated basis, is included in Item 7 of this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge on the Securities and Exchange Commission’s website under the symbol “TOFC,” at www.sec.gov, as well as through the Tower Financial Corporation Investor Relations section of the Company's Internet website at www.tofc.net.

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

Our profitability is subject to risks described under this section on "Risk Factors" described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations they could be materially adversely affected by many of the following risks.

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

We are subject to extensive regulation, supervision and examination by the IDFI, the FDIC, as insurer of our deposits, by the Federal Reserve, as regulator of our Bank and holding company and by the U.S. Congress and the Indiana General Assembly.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage, and are intended primarily for the protection of the depositors and borrowers of Tower Bank and for the protection of the FDIC insurance fund.  The regulation and supervision by the Federal Reserve, the IDFI and the FDIC are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, including enforcement actions, may have a material impact on our operations.  In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are applicable to us, have, in recent years, increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

In recent years, regulators have intensified their focus on the USA Patriot Act’s Anti-Money Laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we are required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be successful. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements.

Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed Dodd-Frank. This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Dodd-Frank requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of Dodd-Frank may not be known for many months or years.

Effective July 21, 2011 a provision of Dodd-Frank eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

Dodd-Frank also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. Dodd-Frank also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Dodd-Frank will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Because we are a smaller reporting company, the requirement for a non-binding vote on executive compensation does not apply to our Company this year.

Dodd-Frank requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Because our Bank has assets of more than $500 million and less than $15 billion, trust preferred securities issued before May 19, 2010 will still be considered Tier 1 capital.

While several provisions of Dodd-Frank have been implemented and have not had a significant impact on our operations and financial statements, there are still rules and regulations that are written and yet to be written, that could have a significant impact on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and will increase our interest expense.

We may be subject to a higher consolidated effective tax rate if there is a change in tax laws, tax rates, or our ability to record taxable income in the future.

In 2011, we reversed the valuation allowance on our state deferred tax asset.  Two events occurred during 2011 that made it more likely than not that we will be able to recognize the state deferred tax asset over the next few years.  These two events include reporting a net taxable position over the past three years for federal purposes and the liquidation of our REIT.  The valuation allowance was originally placed on the state deferred tax asset due to the uncertainty that the Company would ever be able to recognize the asset based on the REIT, which has created losses at the state level since its inception in 2006.  If the Company would not post income over the next couple of years as expected, the valuation allowance would need to be placed on the state deferred tax asset and possibly the federal deferred tax asset as well.  This would result in an increase in our effective tax rate and additional losses to the Company.

We also have a high concentration of investments in municipal bonds.  These bonds are not currently taxable at the federal or state level; therefore, giving us a much better yield than many other investments.  If tax laws would change and require municipal income to be reported as taxable income, we could experience a negative impact on our effective tax rate and our results of operation.

A prolonged economic stagnation in the financial industry and the volatility of domestic and international credit markets may adversely affect our operations and our stock price.

A prolonged general economic stagnation in the financial services industry has resulted in uncertainty in financial markets since 2009. In addition, as a consequence of the recession that the United States is now working its way out of, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

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

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally re-price or mature more quickly than our interest-earning liabilities. In 2008, the federal funds rate decreased 400 basis points to a low of 0.25% at December 31, 2008.  The rate remained unchanged from December 31, 2008 through December 31, 2011.

In a rising interest rate environment, our net interest margin can be adversely impacted to the extent that our fixed rate loans do not re-price (approximately 53.4% of our loans as of December 31, 2011).  We also have interest rate floors on some loans, ranging from 0.75% to 1.75% over the Prime Rate, which will hinder net interest margin growth in a rising interest rate environment until the Prime Rate breaks through the floor rates.  Also in this situation, rates paid on non-term deposit accounts will rise, thus also decreasing our margin. Additionally, deposit customers may move funds from savings accounts to higher rate certificate of deposit accounts.

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

Technological advances may adversely impact our business.

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

We have relatively high amounts of commercial, commercial real estate and commercial development loans, and these loans are higher risk than residential mortgage loans.

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

We have an elevated amount of non-performing assets, which could result in an increase our provision for loan losses and adversely affect our net interest margin and our results.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  While our non-performing assets remain elevated, we have experienced a decline of $11.8 million in 2011 compared to December 31, 2010.  This brings our nonperforming assets to total assets ratio to 2.3% at December 31, 2011 compared to 4.2% at December 31, 2010.  These and other non-performing loans, even if they are eventually collected, in whole or in part, take longer periods of time to work out, which result in loss of income and/or principal during the workout period, and also require additional resources.

We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  Due to the decrease in the level of non-performing assets from $27.8 million at December 31, 2010 to $16.0 million at December 31, 2011, we saw a decrease in our provision for loan losses from $4.7 million in 2010 to $4.2 million in 2011.  Net charge-offs were $7.3 million in 2011 compared to $3.9 million in 2010.  While our asset quality is improving, our non-performing assets remain at elevated levels.  This was indicative of the recessionary period in the economy and/or our local real estate market, which we are working our way out of. As such, some of our currently performing assets may not continue to perform according to their terms, and the value of the collateral may become insufficient to pay the remaining loan balances.  If this occurs, we may experience additional loan losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

Our reliance on our funding of Health Savings Accounts (HSA) as the main source for overall deposit growth could be adversely affected by Health Care Reform.

Over the last few years, HSAs have become our main focus in deposit growth due to the long-term nature of the deposit and its low cost of funds.  In 2011, our HSA balances increased by $15.1 million, or 30.2%, to $65.1 million.  These deposits had an average rate of 0.16% in 2011, which contributed to the increase in our net interest margin from 3.70% in 2010 to 3.84% in 2011.  HSAs have become very popular over the last few years as healthcare costs are at all-time highs.  HSAs are only available to those with a High Deductible Health Plan (HDHP) to help consumers save for medical costs.  In addition, the contributions to the account up to a specified amount are tax deductible.

Recent proposed legislation could significantly weaken the current advantage of having an HSA or possibly eliminate the need for these accounts.  While it is expected to take years to implement the law, we could begin seeing changes as early as 2012 if the law is passed.  Some of the changes could include:

-	Requiring insurance plans to provide first dollar coverage for preventative care
-	Requiring insurance policies to meet minimum medical loss ratios
-	Requiring insurance policies to provide essential benefits
-	Placing a ceiling on the deductibles paid by the consumer
-	Requiring insurance policies to meet a minimum actuarial value

If these changes are implemented, we could experience a significant decline in are balances in this product.  If policies do not meet the criteria listed above, they will not be considered a qualified plan and cannot be offered by the insurance company.  Also, by putting caps on deductibles, employers could not select a HDHP with deductibles over the stated amounts unless they make up the difference.  A decline in these balances could lead to an increase in net interest margin and decrease our results of operations.

We have relatively high amounts invested in municipalities and these have more risk than a government backed agency.

We generally invest a greater proportion of our long-term investments in municipal securities than financial institutions in our peer group, who typically invest a greater proportion of their long-term investments in government backed agencies. The market value of our municipal investments were $59.5 million, or 46.2% of our total long-term investments, at December 31, 2011.  As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have certain municipal investment securities which are subject to credit risk if the municipalities are unable to meet their obligations to us. In addition, certain bond insurers have filed bankruptcy in recent months. Although we believe the municipalities will be able to meet their obligations, there can be no certainty regarding future results.  An adverse development with respect to one or more securities could expose us to a greater risk of loss and could have a material impact on our business and results.

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

Paying dividends on our capital stock is strictly prohibited by the Written Agreement with the Federal Reserve and the IDFI.  For details regarding the Written Agreement, refer to the “Bank Regulation — Written Agreement” section of Item 1, “Business”. Once our Written Agreement restrictions are lifted, any future dividends will depend upon the Board’s assessment of our operating and financial condition, projected cash needs, contractual restrictions and any further restrictions imposed on us by our banking regulators.

From time to time, we may also become a party to financing agreements or other contractual arrangements that may have the effect of limiting or prohibiting the Company from declaring or paying dividends.  We have issued Trust Preferred Securities that prevent us from paying dividends on our capital stock in the event that we defer our interest payment obligations on the Trust Preferred Debt.  In February 2010, we notified the trustees of the Trust Preferred Securities that we elected to defer interest payments on the securities indefinitely since the first quarter of 2010.  Therefore, we did not pay dividends in 2010 or 2011 and will not be able to pay dividends on our capital stock until, at a minimum, we pay the interest due on the Trust Preferred Securities.

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

The properties below are owned or leased by us and we believe these properties are suitable and adequate for our current business and are appropriately utilized.

Description	Location	Own or Lease
Corporate Headquarters	Fort Wayne, Indiana (Downtown)	Lease
Dupont Branch	Fort Wayne, Indiana (North)	Own
Scott/Illinois Branch+	Fort Wayne, Indiana (Southwest)	Lease
Stellhorn/Lahmeyer Branch	Fort Wayne, Indiana (Northeast)	Own
Waynedale Branch	Fort Wayne, Indiana (South)	Own
Covington Branch	Fort Wayne, Indiana (Southwest)	Own
Warsaw Branch	Warsaw, Indiana (Downtown)	Own
Vacant land for new branch*+	Fort Wayne, Indiana (Southwest)	Own

*The new branch will replace the leased Scott/Illinois Branch. Construction was completed as of December 31, 2011.
+Lease expires on January 31, 2012 and will not be renewed after that date. Operations will move to the new branch during during January 2012.

The Bank conducts business through the Corporate Headquarters and the branches.  None of the properties we own are subject to any major encumbrances.  Our net investment in real estate and equipment at December 31, 2011 was $9.1 million.

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

Market Information

Our common stock is traded on the NASDAQ Global Market System under the symbol “TOFC.” As of February 29, 2012, there were 489 stockholders of record and approximately 1,409 beneficial owners of the common stock.

The following table also presents the high and low sales prices for our common stock on the NASDAQ Global Market System, by quarter for 2011 and 2010.

High/Low Stock Price

	2011		2010
	High	Low	High	Low

1st Quarter	$8.980	$7.550	$8.250	$6.340

2nd Quarter	$8.960	$8.000	$8.150	$6.090

3rd Quarter	$9.000	$7.200	$7.700	$6.100

4th Quarter	$8.680	$7.020	$7.890	$6.350

Dividends

Because we are a holding company and substantially all of our assets are held by the Bank, our primary source for dividends has been the Bank. Payments from the Bank to the Company are subject to legal and regulatory limitations, generally based on capital levels and profits, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the debentures issued in connection with certain trust preferred securities due in 2035 and 2037, we would be precluded from paying dividends on our common stock (other than dividends in the form of additional shares of common stock) if we are in default under these debentures, if we have exercised our right to defer payments of interest on these debentures, or if certain related defaults occurred.  Prior to the sale of the Trust Company to the Bank on December 1, 2009, the Trust Company was able to make small dividend payments to the holding company, such as the $800,000 dividends paid in both 2009 and 2008.  There were no dividend payments made in 2010 or 2011.  Our ability to pay dividends to our stockholders continues to depend primarily on the Bank's ability to pay dividends to the Company.

We did not pay cash dividends on our common stock from our inception through calendar 2005. In December 2005, our Board of Directors approved the payment of dividends commencing in calendar 2006. This was based on an analysis of our liquidity needs, regulatory and capital requirements, and results of operations. In 2006, we made four quarterly dividend payments of $0.04 each for a total annual dividend of $0.16 per share.   In January 2007, our Board of Directors voted to increase the quarterly dividend by 10% to $0.044 per share.  We subsequently made four quarterly dividend payments of $0.044 each for a total annual dividend of $0.176 per share.  In the first quarter of 2008, our Board of Directors approved a dividend payment of $0.044. No more dividend payments were made following the first quarter of 2008 through December 31, 2011.

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

On May 5, 2010, we entered into a written agreement with the Federal Reserve and the IDFI, effective April 23, 2010 (the “Written Agreement”). For details regarding the Written Agreement, refer to the “Bank Regulation — Written Agreement” section of Item 1, “Business”.   One of the requirements in the Written Agreement was that we are not to pay dividends on or redeem any common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 or 2011.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the NASDAQ Stock Market Index (United States stocks only) and the NASDAQ Bank Stocks Index for the past five years ending December 31, 2007 – 2011. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.

	For the years ended December 31,
Index	2007	2008	2009	2010	2011

Tower Financial Corporation	$125.241	$58.285	$66.218	$72.736	$80.058
Nasdaq Total US Index	105.992	64.837	93.198	110.609	111.208
Nasdaq Bank Index	159.710	116.450	97.573	115.429	103.152

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

		Years ended December 31,
($ in thousands, except per share data)	2011	2010	2009	2008	2007
Results of Operations:
Interest income	$28,894	$30,452	$32,067	$37,758	$46,902
Interest expense	6,139	8,191	12,247	16,785	25,356
Net interest income	22,755	22,261	19,820	20,973	21,546
Provision for loan losses	4,220	4,745	10,735	4,399	10,996
Noninterest income	8,151	7,814	6,088	6,303	5,805
Noninterest expense	21,618	21,243	22,998	20,988	20,731
Income (loss) before income taxes	5,068	4,087	(7,824)	1,889	(4,376)
Income taxes expense (benefit)	(1,552)	923	(2,217)	23	(1,778)
Net income (loss)	6,620	3,164	(5,607)	1,866	(2,598)

Per Share Data:
Net income (loss): basic	$1.37	$0.73	$(1.37)	$0.46	$(0.64)
Net income (loss): diluted	1.36	0.69	(1.37)	0.46	(0.64)
Book value per common share at end of period	12.79	11.09	11.04	12.15	11.87
Dividends declared	n/a	n/a	n/a	0.044	0.176

Balance Sheet Data:
Total assets	$700,681	$659,928	$680,159	$696,584	$706,493
Total securities held to maturity	-	-	4,496	-	-
Total securities available for sale	128,620	110,109	85,179	77,792	65,228
Loans held for sale	4,930	2,141	3,842	152	3,190
Total loans	462,561	486,914	527,333	561,012	575,744
Allowance for loan losses	9,408	12,489	11,598	10,655	8,208
Total deposits	602,037	576,356	568,380	586,237	600,689
FHLB advances	12,000	7,500	43,200	39,200	35,100
Junior subordinated debt	17,527	17,527	17,527	17,527	17,527
Stockholders' equity	62,097	53,129	46,936	49,618	48,208

Performance Ratios:
Return on average assets	1.00%	0.48%	-0.81%	0.27%	-0.38%
Return on average stockholders' equity	11.81%	6.32%	-11.48%	3.81%	-5.16%
Net interest margin (tax equivalent)	3.84%	3.70%	3.14%	3.30%	3.34%
Efficiency ratio	69.95%	70.63%	88.76%	76.94%	75.80%

Asset Quality Ratios:
Nonperforming loans to total loans	2.70%	4.75%	3.02%	3.03%	3.23%
Nonperforming assets to total assets	2.28%	4.22%	3.03%	2.83%	2.84%
Net charge-offs to average loans	1.51%	0.76%	1.78%	0.35%	1.68%
Allowance for loan losses to total loans	2.03%	2.56%	2.20%	1.90%	1.43%

Liquidity and Capital Ratios:
Loan to deposit ratio	76.83%	84.48%	92.78%	95.70%	95.85%
Total stockholders' equity to total assets	8.86%	8.05%	6.90%	7.12%	6.82%
Total risk-based capital	15.16%	14.30%	12.45%	12.99%	12.08%
Tier 1 leverage risk-based capital	13.91%	13.10%	10.90%	11.66%	10.92%
Tier 1 leverage capital	10.97%	10.55%	9.05%	9.69%	9.31%

n/a - not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Net income of $6.6 million was reported in 2011 compared to net income of $3.2 million in 2010.  The $3.4 million increase in earnings from 2010 to 2011 was primarily due to a $2.5 million decrease in income tax expense.  Other contributing factors to the increase were the $525,000 decrease in provision expense, the $493,704 increase in net interest income, and the $337,047 increase in noninterest income.  Offsetting these increases to net income was an increase in noninterest expenses of $375,744.

Net interest income increased 2.2% from 2010 to 2011due primarily to an increase in net interest margin from 3.70% to 3.84%.  In 2009, we implemented interest rate floors on loans, which helped to maintain our net interest margin in 2009 and 2010.  The increase in net interest margin in 2010 and 2011 was due to aggressively reducing deposit rates, while keeping them consistent with local market rates.  We also focused on changing our mix of deposits, which was reflected in the decrease in certificate of deposits that tend to pay higher rates.  These actions were in response to short-term interest rates taking a 400 basis point decline from a fed funds rate of 4.25% to a low of 0.25% in December 2008 where they remained through December 31, 2011.  Also contributing to the decrease in interest expense was the decrease in our Trust Preferred Debt Securities interest rate, as the $8.0 million of the $17.0 million is now on a floating rate based on three-month LIBOR.  The weighted average rate decreased from 6.61% in 2010 to 4.66% in 2011.  The remainder of our trust preferred debt moves to a floating rate on March 1, 2012.

Non-interest income increased by $337,047 from 2010 to 2011 primarily due to increase of $306,096 in mortgage banking income, $211,495 in net debit card interchange income, and $97,854 in bank owned life insurance (BOLI) income.  These increases were offset by decreases of $332,990 on the gain on sale of securities and $50,942 in trust and brokerage fee income.

Provision expense declined by $525,000 from 2010 to 2011 as a result of an improvement of $10.6 million in our nonperforming loans from December 31, 2010 to December 31, 2011.  Provision expense remained at an elevated level primarily due to reporting $7.3 million of net charge-offs in 2011, which adversely impacts the allowance for loan losses.

Operating expenses increased $375,744, or 1.8%, from 2010 to 2011 primarily due to the increase in salaries and benefits expense of $1.6 million and the increase in data processing expenses of $206,938.  Salaries and benefits expenses increased due to an increase in the average number of full-time equivalent employees, a larger profit-sharing plan pool due to higher income, and specific incentive plan expenses.  The incentive plans were specific to 2011 as they were based on triggers that applied only to 2011, which included a reduction in classified assets and reaching specific net income milestones.  These increases in noninterest expense were offset by decreases of $691,902 in FDIC premiums due to a reduction in our assessment rate and $646,288 in other real estate owned (OREO) expenses.

Income taxes decreased by $2.5 million from 2010 to 2011 primarily due to reversing the valuation allowances on both our state book to tax timing differences and our state net operating losses.  As a result of the liquidation of our Nevada investment subsidiary in September 2011, it became more likely than not that we will be able to realize these items over the next few years, which will be well within the carry forward period.

Total assets increased by $40.8 million, or 6.2%, from the prior year.  The primary reason for this increase was due to two customers depositing approximately $48 million temporarily in December 2011.  Due to the short-term nature of these deposits, we kept these funds in our cash and cash equivalents, which caused the increase of $37.6 million in this category from December 31, 2010 to December 31, 2011.  There was also a purposeful reallocation of our assets in 2011 from total loans, which decreased by $24.4 million, to securities available for sale and bank owned life insurance, which increased $18.5 million and $3.6 million, respectively.  Asset quality and liquidity continued to be a major focus of the Bank in 2011, as we worked to turn our non-performing assets into income producing assets.  We believe this strategy led to the $11.8 million decrease in our nonperforming assets.

Total deposits increased by $25.7 million, or 4.5%, from December 31, 2010 to December 31, 2011.  The increase was due to a $76.9 million increase in noninterest bearing deposits offset by a decrease of $51.2 million in interest bearing deposits.  Of the $76.9 million increase in noninterest bearing deposits, approximately $48 million was from the extremely short-term deposits from two customers, which will be withdrawn from the Bank by the end of January 2012.  Also reported in the noninterest bearing category was approximately $28 million of deposits transferred from money market accounts so that a new product can be created internally to be able to offer our customers sweep accounts.  These funds will be categorized as interest bearing demand deposit accounts upon the completion of the new product in early January 2012.

Health savings accounts continue to be a high growth, low cost product for us which is reflected by increases in balances of $14.4 million from 2009 to 2010 and $15.1 million from 2010 to 2011.  As of December 31, 2011, we had over 43,000 active health savings accounts and we expect to receive another large deposit of approximately $23 million in January 2012 into these accounts when our customers make their employer contributions.

Brokered deposits have decreased from $105.5 million at December 31, 2010 to $102.6 million at December 31, 2011.  During 2010, we strategically purchased brokered certificates of deposit and brokered money markets to take advantage of the favorable rate environment to lock in low rates for an extended period of time.  During 2011, we purchased new brokered certificates of deposit to replace maturities as needed.  The average rate on our brokered certificates of deposit purchases in 2011 was 1.9% with a weighted average life of just more than five years.  These strategic decisions allowed us to grow our net interest margin year-to-date at December 31, 2011 to 3.84% from 3.70% at December 31, 2010.  Core deposits now comprise 78.7% of total deposits, compared to 74.9% in the prior year.

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

To determine the allocated component of the allowance, we combine estimated allowances required for specifically identified loans that are analyzed individually and loans that are analyzed on a group basis. First, management allocates specific portions of the allowance for loan losses based on identifiable problem loans. Problem loans are identified through a loan risk rating system and monitored through watch list reporting. The amount of impairment, or specific reserve, is calculated by using the present value of expected cash flows or the fair value of the underlying collateral less cost to sell as required by ASC310-10.  Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of our borrowers, industry concentrations within the loan portfolio and general economic conditions. Lastly, the unallocated component of the allowance is maintained to supplement the allocated component and to recognize the imprecision of estimating and measuring loss when evaluating loss allocations for individual loans or pools of loans. The allocated and the unallocated components represent the total allowance for loan losses that under normal circumstances should adequately cover probable incurred losses inherent in the loan portfolio.

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

Results of Operations

Summary
We reported net income of $6.6 million, or $1.36 per diluted share, for the year ended December 31, 2011, which was the highest annual net income reported in our history.  This was a $3.4 million increase from net income of $3.2 million reported in 2010 and a $12.2 million increase from the $5.6 million net loss reported in 2009. Net income per diluted share of $1.36 reflects an increase of $0.67 from net income in 2010 and a $2.73 increase from the net loss reported in 2009.

Net interest income increased 2.2% from 2010, which was reflective of the increase in our net interest margin from 3.70% to 3.84%, but offset by a $1.9 million decrease in average earning assets.  Noninterest income increased by $337,047, or 4.3%, primarily due to increases in mortgage banking income and net debit card interchange income.  The increase in noninterest income was offset by decrease in trust and brokerage income and gain on sales of securities compared to 2010.  Noninterest expenses increased by $375,744 due to an increase in salaries and benefits of $1.6 million, offset by decreases in FDIC premiums of $691,902 and OREO expenses of $646,288.  An income tax benefit was recorded in the amount of $1.6 million primarily due to the reversal of the valuation allowance on our state deferred tax asset.

Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income and interest expense for the year ended December 31, 2011 were $28.9 million and $6.1 million, respectively, netting $22.8 million in net interest income. Interest income and interest expense for the year ended December 31, 2010 were $30.5 million and $8.2 million, respectively, netting $22.3 million in net interest income. Interest income and interest expense for the year ended December 31, 2009 were $32.0 million and $12.2 million, respectively, resulting in $19.8 million in net interest income. The increase of $493,704 in net interest income in 2011 from 2010 was due to an increase in net interest margin, which was offset by a purposeful decrease in total loans.  The net interest margin, or net yield on average earning assets, increased to 3.84% in 2011 from 3.70% in 2010 and 3.14% in 2009.  The increase in net interest margin in 2010 and 2011 was due to aggressively reducing deposit rates, while keeping them consistent with local market rates, and restructuring our deposit mix by reducing our higher cost in-market certificate of deposits.  Offsetting the increase in net interest margin was a decrease of $1.9 million in average earning assets from 2010 to 2011.  These actions were a continued response to the low interest rate environment which has existed since December 2008 when the Federal Reserve lowered the federal funds rates to 0.25%.

Deposit costs also decreased as a result of a shift from certificates of deposit to lower-cost core deposits, such as non-interest bearing checking accounts, interest bearing checking accounts, savings, and money market accounts, which had average balances increase by $7.9 million, $9.0 million, $1.5 million, and $9.2 million, respectively, from the average balances in 2010.  HSAs were the primary increase in interest bearing checking as they increased by $15.1 million from December 31, 2010 to December 31, 2011.  These HSAs had an average rate of 0.16% and have been one of our driving forces in reducing our cost of funds in 2010 and 2011.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2011, 2010, and 2009.

Average Balance,
Interest and Yield/	2011			2010			2009
Cost Analysis		Interest			Interest			Interest
	Average	Earned	Yield	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$1,794	$35	1.95%	$2,693	$26	0.97%	$2,060	$1	0.05%
Federal funds sold	3,283	4	0.12%	2,421	5	0.21%	7,825	12	0.15%
Securities - taxable	79,608	2,296	2.88%	74,285	2,502	3.37%	63,138	3,066	4.86%
Securities - tax exempt (1)	46,533	2,623	5.64%	27,614	1,624	5.88%	23,157	1,442	6.23%
Loans held for sale	2,295	-	0.00%	2,138	-	0.00%	2,241	-	0.00%
Loans	481,933	24,828	5.15%	508,182	26,847	5.28%	549,242	28,036	5.10%
Total interest-earning assets	615,446	29,786	4.84%	617,333	31,004	5.02%	647,663	32,557	5.03%

Allowance for loan losses	(11,868)			(12,663)			(12,655)
Cash and due from banks	19,975			17,074			21,705
Other assets	39,751			42,873			35,765
Total assets	$663,304			$664,617			$692,478

Liabilities and Stockholders'Equity
Interest-bearing checking	$112,283	$156	0.14%	$103,263	$323	0.31%	$83,558	$560	0.67%
Savings	22,036	33	0.15%	20,543	79	0.38%	17,436	73	0.42%
Money market	164,065	717	0.44%	154,914	1,184	0.76%	161,802	1,699	1.05%
Certificates of deposit	176,176	4,185	2.38%	203,066	4,980	2.45%	246,623	7,982	3.24%
Short-term borrowings	46	-	0.00%	19	-	0.00%	236	2	0.85%
FHLB advances	15,987	231	1.44%	25,306	466	1.84%	24,024	802	3.34%
Junior subordinated debt	17,527	817	4.66%	17,527	1,159	6.61%	17,527	1,128	6.44%
Total interest-bearing liabilities	508,120	6,139	1.21%	524,638	8,191	1.56%	551,206	12,246	2.22%
	-			-			-
Noninterest-bearing checking	93,532			85,599			88,147
Other liabilities	5,588			4,355			4,267
Stockholders' equity	56,064			50,025			48,858
Total liabilities and stockholders' equity	$663,304			$664,617			$692,478

Net interest income		$23,647			$22,813			$20,311
Rate spread			3.63%			3.46%			2.81%
Net interest income as a percent of average earning assets			3.84%			3.70%			3.14%

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

Changes in Net Interest Income Due
To Rate and Volume

	2011 over 2010
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$20	$(11)	$9
Federal funds sold	(2)	1	(1)
Securities - taxable	(377)	171	(206)
Securities - tax exempt	(70)	1,069	999
Loans	(656)	(1,363)	(2,019)
Net change in interest income	(1,085)	(133)	(1,218)
Increase (decrease) in interest expense:
Interest-bearing checking	(193)	26	(167)
Savings	(51)	5	(46)
Money market	(533)	66	(467)
Certificates of deposit	(152)	(643)	(795)
Short-term borrowings	-	-	-
FHLB advances	(87)	(148)	(235)
Trust preferred securities	(342)	-	(342)
Net change in interest expense	(1,358)	(694)	(2,052)
Net change in interest income and interest expense	$273	$561	$834

	2010 over 2009
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$25	$-	$25
Federal funds sold	3	(10)	(7)
Securities - taxable	(1,045)	481	(564)
Securities - tax exempt	(84)	266	182
Loans	957	(2,146)	(1,189)
Net change in interest income	(144)	(1,409)	(1,553)
Increase (decrease) in interest expense:
Interest-bearing checking	(348)	111	(237)
Savings	(6)	12	6
Money market	(445)	(70)	(515)
Certificates of deposit	(1,736)	(1,266)	(3,002)
Short-term borrowings	-	(2)	(2)
FHLB advances	(377)	41	(336)
Trust preferred securities	31	-	31
Net change in interest expense	(2,881)	(1,174)	(4,055)
Net change in interest income and interest expense	$2,737	$(235)	$2,502

Interest income is primarily generated from the loan portfolio. Average loans comprised 78%, 82%, and 85% of average earning assets during 2011, 2010, and 2009, respectively. During 2011, the loan portfolio had an average yield of 5.15%, and earned $24.8 million, or 85.9% of total interest income, a decrease of $2.0 million from 2010.  This decrease in loans was offset by increases in both short-term and long-term investments.  The increase of $493,704 in net interest income in 2011 from 2010 was the net result of a reduction in interest expense outpacing the reduction in interest income, resulting in an increase in net interest margin as average earning assets decreased by only $1.9 million.  During 2010, the loan portfolio had an average yield of 5.28% and earned $26.8 million, or 88.2% of total interest income.  During 2009, the loan portfolio had an average yield of 5.10% and earned $28.0 million, or 87.4% of total interest income.

The total average securities portfolio and total average short-term investments equaled 20.5% and 0.8%, respectively, of average earning assets. With an average tax-equivalent yield of 3.90%, total securities contributed $4.0 million, or 13.9% of total interest income, in 2011, while total short-term investments had a combined average yield of 0.77% and earned $39,041, or 0.1% of total interest income, in 2011. During 2010, the total securities portfolio and total short-term investments equaled 16.5% and 0.8%, respectively, of average earning assets. With an average tax-equivalent yield of 4.05%, total securities contributed $3.6 million, or 11.7% of total interest income, in 2010, while total short-term investments had a combined average yield of 0.61% and earned $31,334, or 0.1% of total interest income, in 2010. During 2009, the total securities portfolio and total short-term investments equaled 13.3% and 1.5%, respectively, of average earning assets. With an average tax-equivalent yield of 5.22%, total securities contributed $4.0 million, or 12.5% of total interest income, in 2009, while total short-term investments had a combined average yield of 0.13% and earned $13,363, or 0.1% of total interest income, in 2009.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 32.3% and 34.7%, respectively, of average interest bearing-liabilities during 2011; 29.5% and 38.7%, respectively, of average interest-bearing liabilities during 2010; and 29.4% and 44.7%, respectively, of average interest-bearing liabilities during 2009. Total average borrowings were 6.6%, 8.2%, and 7.6% of average interest-bearing liabilities during 2011, 2010, and 2009, respectively.

Money market balances had an average rate of 0.44% and cost $716,473, or 11.7% of total interest expense, in 2011, compared to an average rate of 0.76% and cost $1.2 million, or 14.5% of total interest expense, in 2010. Certificates of deposit had an average rate of 2.38% and cost $4.2 million, or 68.2% of total interest expense, in 2011, compared to an average rate of 2.45% and cost $5.0 million, or 60.8% of total interest expense, in 2010. Interest expense on savings and interest-bearing checking totaled 3.1% of total interest expense at an average rate of 0.14% during 2011 and 4.9% of total interest expense at average rate of 0.33% during 2010. The Company paid $1.0 million of interest expense on borrowings, or 17.1% of total interest expense, during 2011 and paid $1.6 million of interest expense on borrowings, or 19.8% of total interest expense, during 2010.

During 2009, money market accounts had an average rate of 1.05% and cost $1.7 million, or 13.9% of total interest expense, while certificates of deposit had an average rate of 3.24% and cost $8.0 million, or 65.2% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 5.2% of average interest-bearing liabilities during 2009 with an average rate of 0.63%. Total borrowings had an average rate of 3.12% and cost $1.9 million of interest expense during 2009.

In December 2010, $8.0 million of our Trust Preferred Debt Securities went to a floating rate of three-month LIBOR plus 1.34%, which lowered our costs from that funding type by $342,104, or 29.5%.  This reduced the average rate on this funding from 6.61% for the year ending December 31, 2010 to 4.66% for the year ending December 31, 2011.  We expect another decrease in interest expense from this funding beginning in March 2012 as the remaining $9.0 million on our balance sheet will move to a floating rate of three-month LIBOR plus 1.69%.

Provision for Loan Losses
The provision for loan losses was $4.2 million for 2011, $4.7 million for 2010, and $10.7 million for 2009.  In 2011, our focus was on reducing nonperforming and classified assets through various methods, including charging-down loans, selling loans, and working with our customers to move these loans to other financial institutions.  This strategy resulted in net charge-offs of $7.3 million.  While a portion of the 2011 expense was recorded to replenish the reserve after the $8.2 million in charge-offs, we previously had $4.3 million reserved on those relationships as of December 31, 2010.  We also received $920,930 in recoveries that offset the charge-offs taken in 2011 and assisted in replenishing our allowance.  There were three commercial real estate relationships, two commercial relationships, and one residential real estate relationship that were downgraded to an impairment status in 2011 requiring additional reserves totaling $2.7 million.

We also had one non-accrual commercial loan requiring additional reserves in 2011 in the amount of $140,000.  For 2010, a portion of provision expense was recorded to replenish the reserve as it is used to charge-off or charge-down loans.  Another portion of the expense was used to increase reserves on three commercial real estate relationships and one commercial relationship that were deemed impaired in 2009 or 2010 and required additional reserves of approximately $1.7 million in 2010 due to a decrease in collateral values.  The provision expense recorded in 2010 reflected a $6.0 million decrease from 2009.  The provision expense recorded in 2009 was primarily due to significant charge-offs related to a group of pre-2006 residential real estate development loans made up of different parties within the same development.  The economic downturn also had an effect on a few commercial loan relationships requiring specific reserves and charge-offs due to liquidation of those businesses in 2009.  The allowance for loan losses as a percentage of total loans outstanding was 2.03%, 2.56%, and 2.20% at December 31, 2011, 2010, and 2009, respectively.

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

We had $12.5 million of nonperforming loans at December 31, 2011, a decrease of $10.6 million from $23.1 million in nonperforming loans at December 31, 2010.  The decrease in nonperforming loans is a direct result of the Company’s focus to improve asset quality and profitability.  Of the $10.6 million decrease in nonperforming loans, $5.7 million was due to a decrease in troubled debt restructured loans.  The decrease in troubled debt restructured loans was the result of $7.5 million of loans from 2010 moving to a performing status and adding two new relationships to the category in the amount of $1.8 million during 2011.

We reported $7.3 million of net charge-offs, or 1.51% of average loans, during 2011 compared to $3.9 million in net charge offs, or 0.76% of average loans, during 2010 and $9.8 million in net charge-offs during 2009.  Net loans decreased during 2011 by $21.3 million, or approximately 4.5%, due to the Company’s focus on improving asset quality, profitability, and liquidity.  We had $12.5 million, $23.1 million, and $15.9 million of nonperforming loans at December 31, 2011, 2010, and 2009, respectively.

Classified assets are comprised of accruing substandard, troubled debt restructurings, and non-accrual loans, along with impaired investments and other real estate owned.  Classified assets reached their peak at the end of the third quarter of 2009 at $62.9 million.  We have made steady progress over the past few years to reduce these assets by $26.9 million, or 48.9%, from $55.0 million at December 31, 2009.  The Classified Assets Ratio is a key indicator used by our regulators to analyze asset quality at financial institutions.  It is calculated by dividing classified assets by the sum of Tier 1 Capital and the Allowance for Loan Losses (“ALLL”).  At December 31, 2011, our classified assets were 34.98%, which shows improvement from 63.4% on December 31, 2010 and 74.2% on December 31, 2009.  Our goal is for this ratio to be at or below 25%.  The following table presents the classified assets annually from December 31, 2009 to December 31, 2011:

	December 31	December 31	December 31
	2009	2010	2011
Classified Loans:
Substandard Accruing	$34,460	$24,694	$8,667
Troubled Debt Restructurings	1,915	7,502	4,299
Substandard Loans Held for Sale	-	-	3,000
Nonaccrual	13,466	12,939	8,682
Total Classified Loans	49,841	45,135	24,648
Impaired Securities	479	422	331
Other Real Estate Owned	4,634	4,284	3,129
Total Classified Assets	$54,954	$49,841	$28,108

Tier 1 Capital and ALLL	$74,086	$78,659	$80,363

Classifed Asset Ratio	74.18%	63.36%	34.98%

Noninterest Income
Total noninterest income was $8.2 million for the year ended December 31, 2011 compared to $7.8 million and $6.1 million for the years ended December 31, 2010 and 2009, respectively. The $337,047 increase from 2010 was primarily due to a $306,096 increase in mortgage banking income and a $211,495 increase in net debit card interchange income.  Mortgage banking income increased primarily due to an increase in the origination fee we charge our customers on each loan, a 30 basis point increase in the internal rate that we have set to be able to sell a mortgage loan, and an increase in our mortgage loan commitment pipeline leading to a fair value adjustment on loans committed to be sold with interest rate lock commitments.  The increase in net debit card interchange income was primarily due to the increase in the number of debit cards outstanding and the conversion to another service provider, who charges less for debit card transaction processing, in February of 2011.  These increases were offset by decreases of $50,942 and $332,990 in our trust and brokerage fee income and our gain on sale of securities, respectively.  Trust and brokerage fees were down due to a $37.7 million decrease in assets under management throughout 2011. The gain on the sale of securities has decreased from 2010 due to an opportunity to recognize a large gain on the sale of a group of held to maturity securities held at our holding company during the third quarter of 2010 in the amount of $888,059.  We recorded $776,753 in gains in 2011.  Through restructuring opportunities within the market, we were able to recognize some gains and reinvest the proceeds with minimal impact to the portfolio yield.  Deposit service charges and other than temporary impairment (OTTI) remained relatively unchanged when comparing 2010 to 2011.  Other income increased $129,723 primarily due to increases in fees from letters of credit by approximately $78,000 and increases in rental income from our OREO properties of approximately $61,000.

Noninterest Expense
Noninterest expense totaled $21.6 million for the year ended December 31, 2011 compared to $21.2 million and $23.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of $375,744, or 1.8%, during 2011 over 2010. The increase in expenses is attributable to an increase of $1.6 million in salaries and benefits and an increase of $206,938 in data processing costs.  These increases were offset by decreases of $691,902 and $646,288 in FDIC premiums and OREO expenses, respectively, in 2011.

During 2011, salaries and benefits increased by $1.6 million compared to 2010.  There were a few reasons for the increase, including an increase in the average number of full-time employees employed during the year, an increase in incentive program expenses from an improvement in earnings and improvements in asset quality, and an increase in 401(k) employer matching contributions.  While we ended the year with the same number of employees as in 2010, we employed 4.5 more employees on average in 2011 than in 2010.  Due to an improvement in earnings of $3.4 million compared to 2010, there was an increase in the profit sharing pool, which accounts for approximately $172,000 of the increase in salaries and benefits expense.  We also had an increase of approximately $615,000 in salaries and benefits due primarily to two incentive programs that were specific to 2011 for asset quality improvement and reaching specific earnings milestones.  Finally, we matched employee contributions to their 401(k) plans for the entire year of 2011 compared to only the second half of 2010 when the match was reinstated.  Salary and benefit costs were $11.2 million in 2011 and were 51.7% of total noninterest expenses.

Data processing costs increased by $206,938 primarily due to an increase in the number of deposit accounts and the purchase of additional services and/or products from our core processing vendor.  The cost of our core processing system is primarily based on the number of accounts we have open, which continues to increase annually due to the high volume of health savings accounts opened each year.  We opened approximately 8,000 health savings account in 2011, of which most of them were opened in January.  The base price per account also increases as new services and/or products are added.

Offsetting the increase in noninterest expenses were decreases in FDIC premiums and OREO expenses of $691,902 and $646,288, respectively.  Due to industry-wide decreases in FDIC assessment rates for determining insurance premiums in the first quarter of 2011 coupled with the additional decrease in our FDIC assessment rates during the second quarter of 2011, we experienced a 33.6% decrease in our FDIC premiums during 2011 compared 2010.  The reduction in OREO expense was two-fold.  First, there was a reduction in the additions to OREO, which was $2.4 million of additions in 2011 compared to $5.0 million of additions in 2010.  Second, the values of the properties did not decrease as much as in prior years, which would trigger a write-down of the property to fair value.

Of the remaining noninterest expenses, no individual line item increased or decreased more than $100,000.  Business development expenses increased $58,032, or 14.3%.  The increase in this category was primarily due to a new charitable contribution for compliance with the Community Reinvestment Act.  We pledged two securities to a local charity, of which they will receive distributions totaling 1% of the principal value of these investments annually.  This will be an ongoing expense and accounted for approximately $20,000 of our business development expense in 2011.  While loan and professional expenses remained relatively unchanged, we did experience a shift in the type of services provided.  We had additional fees for accounting and legal fees for strategic purposes compared to additional fees for asset quality issues and costs for complying with our Written Agreement.

Salary and benefit costs were $9.6 million in 2010 and were 45.1% of total noninterest expenses.  Occupancy and equipment expenses are the second largest expense at $2.5 million and were 11.9% of total noninterest expense in 2010.  Loan and professional costs were reported in the amount of $1.6 million, which consisted of legal expenses associated with elevated levels of nonperforming assets and items pertaining to the Written Agreement.  Premiums for deposit insurance from the FDIC were $2.1 million, or 9.7%, of total noninterest expense.  Real estate market values continued to decline in 2010 causing write-downs and professional expenses of $1.7 million on properties that have moved to other real estate owned.

Salary and benefit costs were $10.9 million in 2009 and were 47.6% of total noninterest expenses.  Loan and professional costs increased during 2009 from prior year levels by $336,555, or 25.6%. Loan and professional expenses in 2009 increased to $1.6 million due to entering into a consulting engagement to have our lending staffing and processes analyzed.  These expenses also increased due to additional costs associated with the workout of non-performing assets.  Premiums for deposit insurance from the FDIC increased in 2009 to $1.7 million, of which $315,000 was due to an industry-wide one-time special assessment of $315,000.  Real estate market values remained low in 2009 causing write-downs and professional expenses of $1.7 million on properties that have moved to other real estate owned.

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 70.0% in 2011 compared to 70.6% in 2010 and 88.8% in 2009. The efficiency ratio decreased in 2011 and 2010 from prior years primarily due to increases in total revenues.  The efficiency ratio was slightly higher in 2009 due to the decrease in net interest income caused by steep interest rate cuts taken in 2008 that remained unchanged in through 2011.  During 2010 and 2011, we made significant strides in improving our net interest margin, which translated into improved net interest income, through disciplined actions required to decrease nonperforming assets and an aggressive approach for pricing deposits.

Income Taxes Expense
We recorded a tax benefit of $1.6 million and $2.2 million in 2011 and 2009 compared to tax expense of $923,727 in 2010.  The tax benefit recorded in 2011 was the direct result of reversing the valuation allowance previously set up on the state deferred tax asset created by our book to tax timing differences at the state level and our state net operating losses created by our REIT.  Releasing the valuation allowance on the state deferred tax assets in 2011 was triggered by two events during the year that made it more likely than not that we will realize the state deferred tax asset within the next few years.  First, we have a net taxable income position over the past three years for federal purposes and we don’t expect that to change in the foreseeable future.  Second, we liquidated our REIT at the end of the third quarter of 2011, which will create state taxable income going forward, if we continue to produce a profit as expected.  The effective tax rate for 2011 was (30.6%).  During 2010, we recorded tax expense of $923,727 compared to $2.2 million of tax benefit in 2009.  The effective tax rate recorded for 2010 was 22.6% as compared to (28.3%) for 2009.  The low effective tax rate in 2010 was primarily due to modest levels of income offset by tax-exempt investment income derived from investing in municipal bonds and bank owned life insurance.  The income tax benefit recorded in 2009 was the result of a net loss posted and was amplified by placing a valuation allowance on our state deferred tax asset due to determining that our state deferred tax asset created from the state net operating loss from our REIT was more likely than not unrealizable.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $62.1 million and $53.1 million at December 31, 2011 and 2010, respectively. Affecting the increase in stockholders’ equity during 2011 was $6.6 million in net income and $2.3 million in unrealized gains, net of tax, on available for sale securities.  Additionally, we recorded $45,427 of stock compensation expense.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2011 and 2010 are disclosed in Note 16 of the Notes to Consolidated Financial Statements. In 2010 we refined our Capital Contingency Plan and we have established new internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”.  The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 11.0% and our Leverage Ratio should be equal to or greater than 8.0%.

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

On May 5, 2010, we entered into a written agreement with the Federal Reserve and the IDFI, effective April 23, 2010 (the “Written Agreement”). For more detail regarding the Written Agreement, refer to “Bank Regulation — Written Agreement” section of Item 1, “Business”.  One of the requirements in the Written Agreement was that we not pay dividends on or redeem any of our common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 or 2011.
Liquidity and Capital Ratios	December 31,
	2011	2010
Loan to deposit ratio	76.83%	84.48%
Loan to funding ratio	73.24%	80.97%
Total risk-based capital	15.16%	14.30%
Tier 1 risk-based capital	13.91%	13.10%
Tier 1 leverage capital	10.97%	10.55%

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

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. We were able to utilize the $21.3 million decline in net loans in 2011 to increase liquidity through the purchase of securities and BOLI, which reported increases of $18.5 million and $3.6 million in 2011.  Included in total deposits at December 31, 2011 was approximately $48 million of extremely short-term deposits from two customers.  These two deposits are expected to be withdrawn during the first quarter 2012, but will be offset with deposits of approximately $23.0 million from the employer and employee funding of HSAs in January 2012.  We do not expect any undue stress on our funding when these two large deposits are withdrawn as they are held in cash and cash equivalents at December 31, 2011.  Overall deposits increased by $25.7 million compared to an increase in deposits from 2009 to 2010 of $8.0 million.  We mainly generate deposits from in-market sources; however, we also include national, non-brokered certificates of deposit, borrowings from the FHLB and trust preferred securities in our funding base. At December 31, 2011 and December 31, 2010, the balances in brokered deposits, which included both money market accounts and certificates of deposit, were $102.6 million and $105.5 million, respectively.  FHLB advances increased by $4.5 million from $7.5 million at December 31, 2010 to $12.0 million at December 31, 2011.  We expect little to no growth in the loan portfolio through 2012. Funding for the loan portfolio will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased) along with borrowings from the Federal Reserve discount window, and had no borrowings at December 31, 2011 and 2010. Additional capacity to borrow overnight in the form of unused lines of commitment from correspondent banks totaled $20.2 million at December 31, 2011 and $15.0 million at December 31, 2010. The unused line at the discount window totaled $4.0 million at December 31, 2011 and December 31, 2010.  We view this type of funding as a secondary and temporary source of funds.

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

The following tables represent our contractual obligations and commitments at December 31, 2011.

Contractual Obligations
at December 31, 2011	Payments Due by Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Federal Home Loan Bank advances	$7,000	$5,000	$-	$-	$12,000
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	705	1,302	1,201	1,201	4,409
Certificates of Deposit	82,242	19,176	27,263	26,317	154,998
Total contractual cash obligations	$89,947	$25,478	$28,464	$45,045	$188,934

Commitments
at December 31, 2011	Amount of Commitment Expirations Per Period
	Less than	1-3	4-5	After 5
($ in thousands)	1 Year	Years	Years	Years	Total
Lines of credit / loan commitments	$71,569	$21,003	$3,000	$30,845	$126,417
Residential real estate	4,493	-	-	-	4,493
Standby letters of credit	9,355	120	-	-	9,475
Total commitments	$85,417	$21,123	$3,000	$30,845	$140,385

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2011 and 2010, the Bank had $17.0 million and $20.9 million, respectively, in loan commitments to directors and executive officers, of which $15.7 million and $15.3 million were funded at the respective period-ends.  All such loan transactions are reviewed and evaluated in the same manner, and under the same lending standards and policies, as every other loan to a non-related person, as all such loans must be approved by the Bank’s Loan and Investment Committee and by our Board of Directors, with the related person neither in attendance nor voting.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr., a director and currently our second largest stockholder. The original lease was entered into in 1998 and was amended in 2001, 2004, 2006, and 2009. Each transaction was considered and approved by our Audit Committee and by a majority of the members of our Board of Directors (with Mr. Tippmann abstaining), as fair and reasonable to the Company.  Our composite rental rate and terms are market competitive. The total amount paid to Tippmann Properties for rent and maintenance was $708,418, $707,841, and $767,290 during 2011, 2010, and 2009, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011.  The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $120,401, $133,839, and $111,068 in legal fees and related expenses to this law firm in 2011, 2010, and 2009, respectively.

Under our Statement of Policy for the Review, Approval, or Ratification of Transactions with Related Persons, our Audit Committee has reviewed and ratified all terms of the lease with Tippmann Properties, Inc., as amended, the professional relationships with Mr. Walters and the law firm of Barrett & McNagny LLP and have found that the terms are fair and reasonable and in the best interest of our Company and stockholders.

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

Financial Condition

In 2011, we reported $6.6 million in net income, which is the highest in any year since our inception.  This milestone was accomplished through the increase in total revenues, the decrease in provision expense, and the reversal of the valuation allowance on our state deferred tax asset.  These increases to revenue were offset by an increase in noninterest expenses in 2011.

During 2011 and 2010, we continued to focus on improving profitability, both short-term and long-term, by improving asset quality, restructuring the balance sheet, increasing the net interest margin, and controlling expenses.  Nonperforming asset levels continue to be higher than we would prefer, but they have declined by $11.8 million since December 31, 2010.  We are seeing improvement in several lending relationships, where they have been rehabilitated and could move to a performing status sometime in the near future.  To be able to move to performing status once a loan is considered nonperforming, certain performance levels are expected and must be sustained for a period of time.  The decrease in nonperforming assets was through improvements, charge-downs or fair value adjustments, and refinancing through another institution.  Total loans decreased by $24.4 million and were offset by an increase in long-term investments by $18.5 million.  Cash and cash equivalents increased by $37.6 million primarily due to extremely short-term deposits of approximately $48 million being placed in the Bank in December 2011.  These deposits were held in cash and cash equivalents due to the short duration established for these deposits, which are expected to be withdrawn in the first quarter of 2012.  Without these extremely short-term deposits, our total deposits would have declined by approximately $22.3 million.  While asset size would have declined in 2011 and had declined in 2010 and 2009 from prior years, management anticipates that assets will begin to level out or slightly grow in the near future as we look to increase our earning assets, through the origination and purchasing of quality loans and investments while maintaining our current asset allocation.

Earning Assets
The Bank’s net loans declined $21.3 million, or 4.5%, during 2011. Total loans were $462.6 million at December 31, 2011 compared to $486.9 million at December 31, 2010. The loan portfolio, which equaled 76.2% and 79.9% of earning assets at December 31, 2011 and 2010, respectively, was primarily comprised of commercial and commercial real estate loans at both dates and were made to business interests generally located within the Bank’s market area. Approximately 46.3% of the loan portfolio at December 31, 2011 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate categories are represented by owner-occupied and investment real estate at $142.9 million, or 30.9% of total loans, and commercial not associated with real estate at $119.1 million, or 25.8% of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.  The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. Business banking is an area of expertise for the Bank’s management and lending team. The following table presents loans outstanding as of December 31, 2011, 2010, 2009, 2008, and 2007.

Loans Outstanding
		December 31,
($ in thousands)	2011	2010	2009	2008	2007

Commercial	$214,207	$232,077	$251,773	$255,027	$252,257
Commercial real estate	118,414	120,413	132,355	152,417	170,292
Residential real estate	81,845	80,107	86,680	98,432	102,162
Home equity	34,593	38,389	40,043	34,957	29,508
Consumer	13,768	15,986	16,649	20,330	21,750
Total loans	462,827	486,972	527,500	561,163	575,969
Net deferred loan (fees) / costs	(266)	(58)	(167)	(151)	(225)
Allowance for loan losses	(9,408)	(12,489)	(11,598)	(10,655)	(8,208)

Net loans	$453,153	$474,425	$515,735	$550,357	$567,536

The following table presents the maturity of total loans outstanding as of December 31, 2011, according to scheduled repayments of principal and also based upon re-pricing opportunities.

Maturities of Loans Outstanding
	Within	1 - 5	Over
($ in thousands)	1 Year	Years	5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$102,183	$83,354	$28,670	$214,207
Commercial real estate	31,940	63,741	22,733	118,414
Residential real estate	4,391	12,427	65,027	81,845
Home equity	4,534	15,107	14,952	34,593
Consumer	5,289	8,470	9	13,768

Total loans	$148,337	$183,099	$131,391	$462,827

Loan Repricing Opportunities:
Fixed rate	$54,714	$96,067	$96,416	$247,197
Variable rate	93,624	87,031	34,975	215,630

Total loans	$148,338	$183,098	$131,391	$462,827

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectability. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watch list.” Senior management reviews this list regularly and adjusts for changing conditions. At December 31, 2011, there were $53.9 million, a decrease of $18.4 million or 25.4% from 2010, of potential problem loans outstanding on the watch list.  At December 31, 2010, there were $72.3 million of potential problem loans outstanding on the watch list.  This decrease in loans on the watch list is a reflection of management’s focus on improving asset quality.  Over the past few years, we have been prudent in recognizing and reporting loans in trouble and helping them return to a performing status.

Nonperforming loans at December 31, 2011 were $12.5 million, of which $8.7 million were loans placed on nonaccrual status, $2.0 million of loans still accruing at 90 days or more past due, and $1.8 million of troubled debt restructured loans.  The primary reason for the decrease in nonperforming loans was management’s focus on improving asset quality and profitability.  The reduction was the result of loan sales, charge-offs, upgrades in rating, and refinancing through another institution.  In the nonaccrual category, one commercial real estate loan in the amount of $2.1 million was refinanced through another institution and one commercial real estate loan and a commercial loan in the amount of $1.9 million was sold.  Charge-offs on these two loans totaled $956,514, of which $655,000 was previously reserved at December 31, 2010.  Nonperforming troubled debt restructurings decreased by $5.7 million due to the three relationships labeled as nonperforming in the amount of $7.5 million at December 31, 2010 moved to performing troubled debt restructuring status during 2011 based on the receipt of timely payments for more than six months on the new structure.  Two new relationships were added in the amount of $1.8 million during 2011.  Total impaired loans were $17.6 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $6.5 million.

Nonperforming loans at December 31, 2010 were $23.1 million, of which $12.9 million were loans placed on nonaccrual status, $2.7 million of loans still accruing at 90 days or more past due, and $7.5 million of troubled debt restructured loans.  Total impaired loans were $29.2 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $9.5 million.  Nonperforming loans at December 31, 2009 were $15.9 million, of which $13.5 million were loans placed on nonaccrual status, $561,136 of loans still accruing at 90 days or more past due, and $1.9 million of troubled debt restructured loans. Total impaired loans were $23.2 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $8.9 million.

Nonperforming assets
		at December 31,
	2011	2010	2009	2008	2007

Loans past due over 90 days still accruing	$2,007,098	$2,688,135	$561,136	$1,019,857	$-
Troubled debt restructured loans	1,804,724	7,501,958	1,915,127	327,967	639,332
Nonaccrual loans	8,682,161	12,939,331	13,466,165	15,675,334	17,954,861
Total nonperforming loans	12,493,983	23,129,424	15,942,428	17,023,158	18,594,193
Other real estate owned	3,129,231	4,284,263	4,634,089	2,660,310	1,451,573
Impaired securities	331,464	421,529	478,665	230,900	-
Total nonperforming assets	$15,954,678	$27,835,216	$21,055,182	$19,914,368	$20,045,766

During 2011, the Bank recorded $7.3 million in net charged-off loans compared to $3.9 million in 2010 and $9.8 million in 2009.  The net charge-offs to total average loans was 1.51%, 0.76%, and 1.78% in 2011, 2010, and 2009, respectively. Of the charge-offs recorded in 2011, 5 commercial real estate loans made up $6.0 million, or 73.1%, of total charge-offs and 5 commercial loans made up $1.9 million, or 23.0%, of total charge-offs.  Offsetting the charge-offs was a recovery on a commercial unsecured loan in the amount of $540,000 in 2011.  The remaining net charge-offs were less than $100,000 each.  Of the loans charged-off in 2010, $2.7 million came from 5 commercial loans and one commercial real estate loan that had been either partially or fully reserved previously.  There was one residential real estate loan from a pool of loans purchased in 2007 from Countrywide, now serviced by Bank of America, that had a $283,351 charge-off, but only had a small reserve based on ASC 450-2 guidelines.  The remaining net charge-offs were less than $500,000 each.  Offsetting the charge-offs were $634,993 of recoveries, which included a recovery of $200,000 on one commercial loan relationship that was charged off earlier in the year.  Of the loans charged off in 2009, $8.9 million in charge-offs were for three commercial real estate loan relationships and five commercial loan relationships.  There were other smaller charge-offs but none in excess of $500,000, while all others were less than that.  The charge-offs were offset by $530,227 of recoveries from two commercial loan relationships, one of which was related to the charge-offs reported earlier in 2009.

Activity in the allowance for loan losses during 2011, 2010, 2009, 2008, and 2007 was as follows:

	2011	2010	2009	2008	2007

Beginning balance, January 1	$12,489,400	$11,598,389	$10,654,879	$8,208,162	$6,870,442
Provision charged to operating expense	4,220,000	4,745,000	10,735,000	4,399,000	10,996,000
Charge-offs:
Commercial	(1,751,096)	(3,457,564)	(6,279,849)	(1,148,617)	(2,471,770)
Commercial real estate	(6,398,449)	(547,808)	(3,814,068)	(1,920,176)	(7,289,044)
Residential real estate	(7,033)	(293,785)	(133,850)	(55,219)	(37,669)
Home equity	(65,739)	(138,471)	(75,823)	(82,536)	(178,522)
Consumer	-	(51,354)	(18,127)	(289,664)	(146,086)
Total Charge-offs	(8,222,317)	(4,488,982)	(10,321,717)	(3,496,212)	(10,123,091)
Recoveries:
Commercial	803,050	538,158	449,904	567,420	302,881
Commercial real estate	80,188	74,867	36,015	846,700	-
Residential real estate	-	-	2,231	112,961	36,007
Home equity	26,412	21,348	31,965	8,940	122,098
Consumer	11,280	620	10,112	7,908	3,825
Total Recoveries	920,930	634,993	530,227	1,543,929	464,811
Total Net Charge-offs	(7,301,387)	(3,853,989)	(9,791,490)	(1,952,283)	(9,658,280)

Ending balance, December 31	$9,408,013	$12,489,400	$11,598,389	$10,654,879	$8,208,162

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

Allocation of the Allowance for Loan Losses
($ in thousands)
		Loan		Loan		Loan		Loan		Loan
		Type		Type		Type		Type		Type
	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %	Dec 31,	As a %
	2011	of Total	2010	of Total	2009	of Total	2008	of Total	2007	of Total
Loan Type	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans	Alloc.	Loans

Commercial	$3,963	42.1%	$5,791	46.4%	$6,733	58.1%	$4,942	46.4%	$4,175	43.8%
Commercial real estate	4,706	50.0%	6,183	49.5%	4,336	37.4%	5,276	49.5%	3,798	29.6%
Residential real estate	581	6.2%	387	3.1%	168	1.4%	136	1.3%	21	17.7%
Home equity	77	0.8%	77	0.6%	205	1.8%	110	1.0%	30	5.1%
Consumer	19	0.2%	29	0.2%	104	0.9%	134	1.3%	140	3.8%
Unallocated	62	0.7%	22	0.2%	52	0.4%	57	0.5%	44	n/a

Total allowance for loan losses	$9,408	100.0%	$12,489	100.0%	$11,598	100.0%	$10,655	100.0%	$8,208	100.0%

See Note 4 to the Consolidated Financial Statements for detail of activity in allowance for loan losses

Although, at the time each evaluation is made, we consider the aggregate allowance for loan losses to be adequate to absorb losses that we expect to be incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance, as has occurred in recent years. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $8.2 million of charge-offs and $920,930 of recoveries in 2011.  We experienced $4.5 million of charge-offs and $634,993 of recoveries during 2010 and $10.3 million of charge-offs and $530,227 of recoveries during 2009.

Total Securities Portfolio
		December 31,
	2011	2010	2009
	Fair	Fair	Fair
($ in thousands)	Value	Value	Value

Available for sale securities:
U.S. Government agency debt obligations	$616	$4,173	$8,287
Obligations of states and political subdivisions	59,474	45,759	27,203
Mortgage-backed securites (residential)	62,851	55,489	44,657
Mortgage-backed securites (commercial)	5,679	4,683	5,022
Collateralized debt obligations	-	5	10

Total available for sale securities	128,620	110,109	85,179

Held to maturity securities:
Mortgage-backed securites (residential)	-	-	4,636

Total held to maturity securities	$-	$-	$4,636

Total securities	$128,620	$110,109	$89,815

Securities at fair value increased during 2011, and totaled $128.6 million at December 31, 2011 compared to $110.1 million at December 31, 2010 and $89.8 million at December 31, 2009.  We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management.  During 2011 and 2010, the size of the portfolio increased by approximately 16.8% and 22.6%, respectively, to focus on improving liquidity and flexibility.  The portfolio will continue to include some short-term liquid holdings from time to time based on liquidity needs. Since the inception of the Company, all securities have been designated as “available for sale” and “held to maturity” as defined by accounting standards.  Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. Securities designated as held to maturity are stated at cost.  A net unrealized gain on this portfolio was recorded at December 31, 2011 in the amount of $5.1 million compared to a net unrealized gain on this portfolio in the amount of $1.6 million recorded at December 31, 2010 and a net unrealized gain in the amount of $1.4 million at December 2009.  The table above presents the total securities portfolio as of December 31, 2011, 2010, and 2009. During 2011, we sold $13.5 million of available for sale securities at a net gain of $776,753.  During 2010, we sold $9.2 million of available for sale and held to maturity securities and recorded $1.1 million gain from sales.  During 2009, we sold $9.5 million of available for sale agency and municipal securities and recorded a $264,112 gain from the sales.

Trust Preferred Securities: The Company owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At March 31, 2011, the Company took an additional OTTI charge to write-off the remaining investment.  At December 31, 2010, the fair value of the investment was $4,600 and the amortized cost was $110,000.  The investment was rated C by Moody’s and C by Fitch at December 31, 2011 and was rated Ca by Moody’s and C by Fitch at December 31, 2010.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cash flows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of December 31, 2011, the amount of deferrals and defaults was $299.1 million, or 34% of the total pool.  Of the total $877.4 million of original collateral, $578.3 million is currently paying interest.

The Company used the OTTI evaluation model to analyze the present value of expected cash flows.  The OTTI model considered the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. We evaluated the credit quality of each underlying issuer in the pool and applied a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the analysis at March 31, 2011, our model indicated that the security was 100% other-than-temporarily-impaired. An OTTI charge was recorded in the first quarter of 2011 in the amount of $110,000, which resulted in an ending book value of $0.  This security cannot experience any additional OTTI charges.

Private Label Collateralized Mortgage Obligation:  The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2010, the fair value of the investment was $416,929 and the amortized cost was $586,125.

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

	December 31	September 30	June 30	March 31	December 31
	2011	2011	2011	2011	2010
Delinquency 60+	24.14%	24.24%	24.01%	25.16%	22.58%
Delinquency 90+	21.82%	22.03%	22.06%	22.36%	19.79%
Other Real Estate Owned	1.59%	1.53%	1.78%	2.58%	1.73%
Foreclosure	9.92%	12.24%	9.55%	10.70%	9.42%
Bankruptcy	2.88%	2.44%	3.12%	3.08%	4.08%

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

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $96,776 through December 31, 2011.  An OTTI charge of $39,045, $36,961, and $20,770 was recorded for the years ending December 31, 2011, 2010, and 2009, respectively.

Short-term Investments and Fed Funds Sold
Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded an increase of $1.0 million during 2011, were $7.0 million and $6.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, these short-term assets were approximately 1.1% of earning assets.

Source of Funds
Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties). We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $602.0 million at December 31, 2011 and $576.4 million at December 31, 2010, an increase of $25.7 million, or 4.5%.  At December 31, 2009 total deposits were $568.4 million.

Noninterest-bearing deposits totaled $169.8 million at December 31, 2011, a $76.9 million, or 82.8%, increase from $92.9 million at December 31, 2010. At December 31, 2011, noninterest-bearing deposits were approximately 28.2% of total deposits, an increase from the 2010 level of 16.1%.  The increase in noninterest-bearing deposits is temporary and is based primarily on approximately $48 million of extremely short-term deposits from two customers and approximately $28 million from creating a holding place during the transfer of interest bearing accounts to a new product.  Per the agreement with our customer for the transition to the new accounts, it is stated that the funds would be placed in a noninterest-bearing account during the interim period of a few days, which happened to include the last day of the reporting year.  These funds will be moved to interest-bearing accounts in January 2012, but will not be withdrawn from the Bank.  We expect the $48 million of extremely short-term deposits to be withdrawn from the Bank during the first quarter of 2012.  This is not expected to cause liquidity issues, as the funds are currently being held in cash and cash equivalents.  Noninterest-bearing deposits at December 31, 2011 were comprised of $159.3 million in business checking accounts, $483,861 in public funds, and $10.0 million in consumer accounts.

Interest-bearing deposits decreased by $51.2 million, or 10.6%, during 2011 and ended at $432.3 million compared to $483.5 million at December 31, 2010.  As mentioned above, approximately $28 million of the decrease in this category was due to the transfer of funds to noninterest-bearing, so that a new product can be created internally to be able to offer our customers sweep accounts. These funds are expected to be returned to this category in January 2012.  Interest-bearing deposits at December 31, 2011 were comprised of approximately 32.4% in money market accounts, 31.8% in interest-bearing checking and savings accounts, and 35.8% in certificates of deposit. The December 31, 2011 percentages reflect a modest change in the deposit mix from 2010, when the percentages were 35.4%, 25.6%, and 39.0%, respectively.

Interest-bearing checking accounts reported a $13.7 million increase from 2010 primarily due to the increase in health savings accounts.  Health savings accounts continue to be a high growth, low cost product for us which is reflected by increases in balances of $14.4 million from 2009 to 2010 and $15.1 million from 2010 to 2011.  As of December 31, 2011, we had over 43,000 active health savings accounts and we expect to receive another large deposit of approximately $23 million in January 2012 into these accounts when our customers make their employer contributions.  Money market accounts reported a decline of $31.4 million, of which $28 million was due to the internal transfer of funds to noninterest-bearing at the end of December 2011.  The funds will not be moved back to money market accounts, but rather to an interest-bearing checking account.  Certificate of deposits less than $100,000 decreased $16.9 million and certificate of deposits greater than $100,000 decreased by $13.5 million.  Throughout 2011, we decreased our interest rates on several products to reduce our cost of funds, encourage the retention of “true” customers, and shift our mix from certificate of deposits to lower cost products.  Brokered deposits decreased by $2.9 million and were only purchased to replace other brokered deposits as they matured or were called in 2011.  The brokered deposit purchases over the last two years have been structured to take advantage of the favorable rate environment to lock in low rates for an extended period of time.  The average rate on our brokered CD purchases at December 31, 2011 was 2.67%.

We had no short-term borrowings at December 31, 2011 or December 31, 2010. We did have borrowings in the amount of $12.0 million in FHLB bullet advances at December 31, 2011 compared to $7.5 million in FHLB bullet advances at December 31, 2010.  The increase in FHLB borrowings during 2011 was primarily due to taking advantage of low rates as funding was needed.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2011 and 2010. We currently have two statutory trust subsidiaries.  TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities became redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option.  At December 4, 2010, the interest rate on TCT2 moved to a floating rate of three month LIBOR plus 134 basis points, or 1.92% as of December 31, 2011, as we chose not redeem it at that point.  The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option.  At March 1, 2012, the interest rate on TCT3 will move to a floating rate of three month LIBOR plus 169 basis points, unless we choose to redeem it at that point, which is not expected as of December 31, 2011.

In January 2008, at the request of our regulators, our Board of Directors adopted a resolution requiring that we seek written approval from the Federal Reserve prior to incurring any additional parent company debt, including the addition of Trust Preferred Securities and advances on any existing lines of credit.  In January 2010, our Board of Directors adopted a resolution that supersedes the one from January 2008 that states the Company will refrain from making interest payments of interest on existing Trust Preferred Securities without first obtaining written approval from the Federal Reserve Bank.  Per the debenture agreements, we have the ability to defer payment of the interest for twenty consecutive quarters.  During 2010, we sent the written notice each quarter beginning with the first quarter of 2010 to the Trustees of the Trust Preferred Securities stating that we elected to defer payment of the interest.  While no payments of interest were made in 2010 or 2011, we continued to accrue the payments for each quarter.  This is the primary reason for the increase in the accrued interest payable of $732,711 from 2010 to 2011.  The amount of interest accrued to bring this debt current at December 31, 2011 was $2.0 million.

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

On September 25, 2009, we sold 18,300 shares of Series A Convertible Preferred Stock in the net amount of $1.8 million. Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  The Series A Convertible Preferred Stock has no expiration date; however, Tower Financial Corporation has the right to call the shares on or after September 25, 2012 until September 24, 2013 at 110% of par, after September 25, 2013 until September 24, 2014 at 105% of par, and at par after September 25, 2014.  The Series A Convertible Preferred Stock qualifies as Tier 1 capital and pays quarterly dividends at a rate of Prime plus 2%, with a ceiling of 9.25%, per annum upon the approval of the Board of Directors.  During 2010, 10,550 preferred stock shares converted to 175,249 shares of common stock at a price of $6.02 per common stock share.  During 2011, 7,750 preferred stock shares converted to 128,738 shares of common stock at a price of $6.02 per common stock share.  No dividends were paid on preferred stock in 2010 or 2011.

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

Stockholders’ equity was $62.1 million at December 31, 2011 and $53.1 million at December 31, 2010.  The increase of $9.0 million was mainly attributable to net income of $6.6 million posted in 2011.  Other items affecting stockholders’ equity was a $2.3 million increase in net unrealized appreciation on securities available for sale and derivative instruments, net of tax and stock compensation expense of $45,427. At December 31, 2011, we had a balance of $15.1 million in retained earnings while at December 31, 2010 the balance was $8.5 million, an increase of $6.6 million from 2010 due to net income posted in 2011. See “Results of Operations.”

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

There are two interest rate risk measurement techniques that we may use. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amount of interest-sensitive assets and liabilities that will be refinanced or re-priced during a given time period. A significant re-pricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates.

The following table describes our position as of December 31, 2011:

Rate Sensitivity Analysis
	Within	Three to	One to	After
	Three	Twelve	Five	Five
($ in thousands)	Months	Months	Years	Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$6,969	$-	$-	$-	$6,969
Securities available for sale	8,509	22,727	37,290	60,094	128,620
FHLBI and FRB stock	-	-	-	3,808	3,808
Loans held for sale	4,930	-	-	-	4,930
Fixed rate loans	31,238	55,994	105,580	57,464	250,276
Variable rate loans	47,648	72,037	74,722	17,878	212,285
Allowance for loan losses	-	-	-	-	(9,408)
Other assets	-	-	-	-	103,201
Total assets	$99,294	$150,758	$217,592	$139,244	$700,681
Liabilities
Interest-bearing checking	$114,865	$-	$-	$-	$114,865
Savings accounts	22,398	-	-	-	22,398
Money market accounts	127,986	-	-	-	127,986
Time deposits < $100,000	8,574	22,638	6,065	1,296	38,573
Time deposits $100,000 and over	8,599	12,827	3,996	407	25,829
Brokered deposit - money market	12,032	-	-	-	12,032
Brokered deposit - certificate of deposit	11,476	18,128	19,502	41,490	90,596
Short-term borrowings	-	-	-	-	-
FHLB advances	2,000	5,000	5,000	-	12,000
Junior subordinated debt	17,527	-	-	-	17,527
Noninterest-bearing checking	169,758	-	-	-	169,758
Other liabilities	-	-	-	-	7,020
Total liabilities	495,215	58,593	34,563	43,193	638,584
Stockholders' Equity	-	-	-	-	62,097
Total sources of funds	$495,215	$58,593	$34,563	$43,193	$700,681
Net asset (liability) GAP	$(395,921)	$92,165	$183,029	$96,051
Cumulative GAP	$(395,921)	$(303,756)	$(120,727)	$(24,676)
Percent of cumulative GAP to total assets	-56.5%	-43.4%	-17.2%	-3.5%

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2011. It does not provide when these items may actually re-price. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

($ in thousands)								Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	12/31/2011
Rate sensitive assets:
Fixed interest rate loans	$87,532	$45,827	$33,279	$26,175	$16,749	$40,714	$250,276	$255,528
Average interest rate	5.37%	5.53%	5.70%	5.62%	5.61%	4.77%	5.39%
Variable interest rate loans	119,385	38,452	27,305	9,265	7,903	9,975	212,285	212,290
Average interest rate	4.58%	4.08%	4.21%	4.17%	4.89%	3.74%	4.39%
Fixed interest rate securities	31,236	19,465	10,979	6,846	8,891	44,696	122,113	122,113
Average interest rate	3.99%	3.95%	3.98%	3.92%	3.62%	3.40%	3.72%
Variable interest rate securities	-	-	-	-	-	6,507	6,507	6,507
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.71%	3.71%
Other interest bearing assets	6,969	-	-	-	-	-	6,969	6,969
Average interest rate	1.30%	0.00%	0.00%	0.00%	0.00%	0.00%	1.30%

Rate sensitive liabilities:
Interest bearing checking	24,688	19,344	15,165	11,895	9,336	34,437	114,865	114,865
Average interest rate	0.09%	0.09%	0.09%	0.09%	0.09%	0.10%	0.09%
Savings accounts	6,002	4,383	3,204	2,345	1,717	4,747	22,398	22,398
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.06%	0.06%	0.05%
Money market accounts	36,147	25,748	18,419	13,221	9,517	24,934	127,986	127,986
Average interest rate	0.32%	0.32%	0.33%	0.34%	0.34%	0.35%	0.33%
Time deposits	52,639	6,829	2,107	1,125	1,698	4	64,402	64,684
Average interest rate	1.31%	1.13%	1.41%	1.46%	1.27%	5.16%	1.31%
Brokered Deposits - Money Markets	12,032	-	-	-	-	-	12,032	12,032
Average interest rate	0.40%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Brokered Deposits - Certificate of Deposits	29,604	7,218	3,021	9,263	15,177	26,313	90,596	94,002
Average interest rate	2.07%	2.41%	2.25%	2.42%	2.56%	2.98%	2.49%
Fixed interest rate borrowings	7,000	5,000	-	-	-	9,279	21,279	14,405
Average interest rate	1.24%	1.82%	0.00%	0.00%	0.00%	7.62%	4.16%
Variable interest rate borrowings	-	-	-	-	-	8,248	8,248	2,062
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.87%	1.87%

ITEM 8.	FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$60,753,268	$24,717,935
Short-term investments and interest-earning deposits	3,260,509	3,313,006
Federal funds sold	3,258,245	1,648,441
Total cash and cash equivalents	67,272,022	29,679,382

Long-term interest-earning deposits	450,000	996,000
Securities available for sale, at fair value	128,619,951	110,108,656
FHLB and FRB stock	3,807,700	4,075,100
Loans held for sale	4,930,368	2,140,872

Loans	462,561,174	486,914,115
Allowance for loan losses	(9,408,013)	(12,489,400)
Net loans	453,153,161	474,424,715
	-	-
Premises and equipment, net	9,062,817	8,329,718
Accrued interest receivable	2,675,870	2,391,953
Bank owned life insurance (BOLI)	17,084,858	13,516,789
Other Real Estate Owned (OREO)	3,129,231	4,284,263
Prepaid FDIC Insurance	1,551,133	2,864,527
Other assets	8,944,145	7,116,280

Total assets	$700,681,256	$659,928,255

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$169,757,998	$92,872,957
Interest-bearing	432,278,838	483,483,179
Total deposits	602,036,836	576,356,136
	-	-
Federal Home Loan Bank (FHLB) advances	12,000,000	7,500,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	2,148,424	1,415,713
Other liabilities	4,871,924	4,000,654
Total liabilities	638,584,184	606,799,503

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares and 7,750 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	757,213
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,918,136 and 4,789,023 issued; and 4,853,136and 4,724,023 shares outstanding at December 31, 2011and December 31, 2010, respectively	44,542,795	43,740,155
Treasury stock, at cost, 65,000 shares at December 31, 2011and December 31, 2010, respectively	(884,376)	(884,376)
Retained earnings	15,070,115	8,450,579
Accumulated other comprehensive income, net of tax of $1,735,307 in 2011 and $548,730 in 2010	3,368,538	1,065,181
Total stockholders' equity	62,097,072	53,128,752

Total liabilities and stockholders' equity	$700,681,256	$659,928,255

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Interest income:
Loans, including fees	$24,828,298	$26,847,111	$28,035,871
Securities - taxable	2,295,838	2,502,200	3,066,247
Securities - tax exempt	1,730,535	1,071,876	951,942
Other interest income	39,041	31,334	13,363
Total interest income	28,893,712	30,452,521	32,067,423
Interest expense:
Deposits	5,090,715	6,566,581	10,315,149
Short-term borrowings	638	138	1,656
FHLB advances	230,713	465,756	801,803
Junior subordinated debt	816,852	1,158,956	1,128,017
Total interest expense	6,138,918	8,191,431	12,246,625
Net interest income	22,754,794	22,261,090	19,820,798
Provision for loan losses	4,220,000	4,745,000	10,735,000
Net interest income after provision for loan losses	18,534,794	17,516,090	9,085,798
Noninterest income:
Trust and brokerage fees	3,553,965	3,604,907	3,373,635
Service charges	1,092,260	1,125,707	1,121,446
Mortgage banking income	1,026,711	720,615	685,632
Net gain on sale of securities	776,753	1,109,743	264,112
Net debit card interchange income	612,143	400,648	297,013
Earnings from BOLI	568,070	470,216	456,874
Other-than-temporary loss:
Total impairment loss	(149,045)	(158,303)	(274,503)
Loss recognized in other comprehensive income	-	-	(476,267)
Net impairment loss recognized in earnings	(149,045)	(158,303)	(750,770)
Other income	670,294	540,571	639,890
Total noninterest income	8,151,151	7,814,104	6,087,832
Noninterest expense:
Salaries and benefits	11,185,034	9,578,932	10,947,014
Occupancy and equipment	2,494,913	2,533,688	2,905,929
Marketing	431,833	423,443	451,862
Data processing	1,335,034	1,128,096	1,172,625
Loan and professional costs	1,612,321	1,629,582	1,649,511
Office supplies and postage	228,281	245,938	348,230
Courier services	224,987	221,756	236,928
Business development	464,807	406,775	456,483
Communications Expense	192,520	186,164	181,393
FDIC Insurance Premiums	1,367,622	2,059,524	1,681,862
OREO, net	1,057,503	1,703,791	1,724,626
Other expense	1,023,585	1,125,007	1,241,141
Total noninterest expense	21,618,440	21,242,696	22,997,604
Income/(loss) before income taxes	5,067,505	4,087,498	(7,823,974)
Income tax expense/(benefit)	(1,552,031)	923,727	(2,216,637)
Net income/(loss)	$6,619,536	$3,163,771	$(5,607,337)
Less: Preferred Stock Dividends	-	-	1,579
Net income/(loss) available to common shareholders	$6,619,536	$3,163,771	$(5,608,916)

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Operations (Continued)
For the years ended December 31, 2011, 2010, and 2009
	2011	2010	2009
Net income (loss):	$6,619,536	$3,163,771	$(5,607,337)

Other comprehensive income (loss) net of tax:
Unrealized appreciation (depreciation) on available for sale securities	2,303,357	(46,227)	760,342
Unrealized gain (loss) on held to maturity securities transferred to available for sale	-	201,379	-
Unrealized gain (loss) on cash flow hedge	-	-	309,637
Total comprehensive income (loss)	$8,922,893	$3,318,923	$(4,537,358)

Basic earnings (loss) per common share	$1.37	$0.73	$(1.37)
Diluted earnings (loss) per common share	$1.36	$0.69	$(1.37)
Average common shares outstanding	4,824,514	4,334,084	4,090,416
Average common shares and dilutive potential common shares outstanding	4,853,015	4,558,918	4,090,416

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2011, 2010, and 2009

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2009	$-	$39,766,742	$10,895,724	$(159,950)	$(884,376)	$49,618,140

Net income (loss) for 2009			(5,607,337)			(5,607,337)

Other Comprehensive Income, net of tax (See Note 19)				1,069,979		1,069,979
Total Comprehensive Income (Loss)						(4,537,358)

Stock based compensation expense		68,906				68,906

Issuance of 18,300 shares of Series A Convertible Preferred Stock (Net)	1,788,000					1,788,000

Issuance of 6,000 shares of restricted stock		-				-

Preferred stock dividends			(1,579)			(1,579)

Balance, December 31, 2009	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			3,163,771			3,163,771

Other Comprehensive Income, net of tax (See Note 19)				155,152		155,152
Total Comprehensive Income						3,318,923

Issuance of 458,342 common shares, net of offering expenses of $78,912		2,826,810				2,826,810

Conversion of 10,550 preferred shares into 175,249 common shares	(1,030,787)	1,030,787				-

Stock based compensation expense		46,910				46,910

Balance, December 31, 2010	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			6,619,536			6,619,536

Other Comprehensive Income, net of tax (See Note 19)				2,303,357		2,303,357
Total Comprehensive Income						8,922,893

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Issuance of 1,000 shares of restricted stock		-				-

Forfeiture of 625 shares of restricted stock		-				-

Stock based compensation expense		45,427				45,427

Balance, December 31, 2011	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income/(loss)	$6,619,536	$3,163,771	$(5,607,337)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	1,842,943	1,655,025	1,287,785
Provision for loan losses	4,220,000	4,745,000	10,735,000
Stock based compensation expense	45,427	46,910	68,906
Earnings on BOLI	(568,070)	(470,216)	(456,874)
(Gain)Loss on sale of available for sale (HTM) securities	-	(888,059)	-
(Gain)Loss on sale of available for sale (AFS) securities	(776,753)	(221,684)	(264,112)
(Gain)Loss on sale of premises and equipment	3,772	678	2,605
(Gain)Loss on sale of loans	(956,641)	(628,950)	(606,477)
Loans originated for sale	(39,424,361)	(37,255,823)	(34,528,476)
Impairment on available for sale securities	149,045	158,303	750,770
Gain on settlement of interest rate floor	-	-	(364,766)
(Gain)Loss on Sale of OREO	79,903	54,790	287,622
Write-downs of OREO	733,045	1,362,441	1,131,067
Proceeds from the sale of loan held for sale	43,591,506	39,585,990	31,444,478
Change in accrued interest receivable	(283,917)	47,906	175,401
Change in other assets	(1,701,050)	3,798,823	(7,603,432)
Change in accrued interest payable	732,711	934,828	(178,071)
Change in other liabilities	871,270	365,941	291,800
Net cash from operating activities	15,178,366	16,455,674	(3,434,111)
Cash flows from investing activities:
Net change in long-term interest bearing deposits	546,000	(996,000)	-
Net change in loans	4,516,118	31,547,695	19,323,776
Purchase of securities AFS	(55,317,753)	(53,141,782)	(32,296,763)
Purchase of securities HTM	-	(1,721,320)	(4,899,228)
Purchase of FHLB and FRB stock	-	(75,000)	(218,354)
Sale or redemption of FHLB and FRB stock	267,400	250,700	-
Purchase of life insurance	(3,000,000)	-	-
Proceeds from maturities, calls and paydowns of securities AFS	26,296,331	24,724,045	16,745,343
Proceeds from maturities of securities HTM	-	802,365	403,251
Proceeds from sale of securities AFS	13,469,065	8,327,894	9,483,978
Proceeds from sale of securities HTM	-	900,784	-
Purchase of premises, equipment, and leasehold improvements	(1,421,108)	(1,112,834)	(1,111,542)
Proceeds on Sale of OREO	2,750,820	3,950,257	1,161,928
Proceeds from sale of impaired loans	4,126,701	-	-
Net cash used in investing activities	(7,766,426)	13,456,804	8,592,389
Cash flows from financing activities:
Net change in deposits	25,680,700	7,975,785	(17,856,763)
Proceeds from issuance of preferred stock	-	-	1,788,000
Gross proceeds from issuance of common stock	-	2,826,810	-
Cash dividends paid on preferred stock	-	-	(1,579)
Proceeds from long-term FHLB advances	8,000,000	-	-
Repayment of long-term FHLB advances	(3,500,000)	(8,700,000)	(9,000,000)
Repayment of short-term FHLB advances	-	(27,000,000)	13,000,000
Net cash from financing activities	30,180,700	(24,897,405)	(12,070,342)
Net change in cash and cash equivalents	37,592,640	5,015,073	(6,912,064)
Cash and cash equivalents, beginning of period	$29,679,382	$24,664,309	$31,576,373
Cash and cash equivalents, end of period	$67,272,022	$29,679,382	$24,664,309
Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$5,406,207	$7,256,603	$12,424,696
Income taxes	820,000	(1,140,502)	1,265,000
Non-cash Items:
Transfer of loans to Other Real Estate Owned	2,408,735	5,017,662	4,562,948
Transfer of securities from held-to-maturity to available-for-sale	-	5,470,254	-
Transfer of loans to Loans Held for Sale	3,000,000	-	-

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 -     Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank" or “Tower Bank”), commenced operations on February 19, 1999. Until September 30, 2011, the Bank had a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owned a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  Both Tower Capital Investments, Inc. and Tower Funding Corporation were liquidated and dissolved on September 30, 2011.  The Bank contributed mortgage-backed real estate loans to the REIT upon formation.  The Bank has a direct wholly owned trust company subsidiary, Tower Trust Company (the “Trust Company”), that is an Indiana Corporation formed on January 1, 2006 and was previously owned by the bank holding company until December 1, 2009.  The Trust provides wealth management services and was a wholly-owned subsidiary of the Company until December 1, 2009 when it was sold to the Bank.  The reason for the Bank purchasing the Trust Company from the Holding Company was two-fold.  First, we changed our strategic plan which enabled us to turn the Trust Company’s focus to be within the Bank’s service area as new opportunities in the local market have presented themselves over the last year.  Second, the sale injected approximately $2.9 million of additional capital into the Bank in response to the market’s industry-wide demand for increasing capital.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 20). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2011, commercial and commercial real estate loans totaled approximately 71.9% of total loans, residential real estate loans totaled approximately 17.7% and home equity and consumer loans totaled approximately 10.4%. Categories by industry of commercial and commercial real estate loans at December 31, 2011 exceeding 30% of quarter-end stockholders’ equity are as follows: building, development and general contracting - $37.3 million, or 8.1%, of total loans; wholesale and retail trade - $47.6 million, or 10.3%, of total loans; real estate (including owner-occupied and investment) - $81.8 million, or 17.7%, of total loans; health care and social assistance - $45.6 million, or 9.9%, of total loans; manufacturing - $40.7 million, or 8.8%, of total loans; and accommodation and food services - $25.3 million, or 5.5%, of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Tower Financial Corporation, Tower Bank, and Tower Trust (which effective December 1, 2009 became a subsidiary of Tower Bank).

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Allen County, Indiana.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Allen County area.  Approximately 46.3% of the loan portfolio at December 31, 2011 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $142.9 million, or 30.9%, of total loans, and commercial loans not associated with real estate at $119.1 million, or 25.8%, of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; future results could differ. The allowance for loan losses, impaired loan disclosures, deferred tax assets, and the fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments with original maturities of less than 90 days and federal funds sold. Cash flows are reported net for customer loan and deposit transactions and interest-earning deposits.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at fair value, on an aggregate basis.  Loans held for sale are sold with servicing released.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  The recorded investment in loans includes accrued interest and deferred fees, less nonaccrual interest paid, and deferred costs.  Unpaid principal includes the remaining principal balance, net of any charge-offs and recoveries.

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

We have an established process for determining the adequacy of the allowance for loan losses that relies on various procedures and pieces of information to arrive at a range of probable outcomes. First, management allocates specific portions of the allowance for loan losses to identified problem loans. Problem loans, including commercial, commercial real estate and jumbo mortgage loans, are identified through a loan risk rating system and monitored through watch list reporting. The determination of impairment for each identified credit is based on delinquency rates, collateral and other risk factors identified for that credit. The amount of impairment, or specific reserve, is calculated by using the present value of expected cash flows or the fair value of the underlying collateral less costs to sell as required by ASC 310-10.  Second, management’s evaluation of the allowance for different loan groups is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio and general economic conditions, and absent the ability of some of those factors, as well as peer industry data of comparable banks.  The risk characteristics of each of the identified portfolio segments are as follows:

Commercial - Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans are both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable. Borrowers may be subject to industry conditions including decreases in product demand; increasing material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; and interruption related to the importing or exporting of production materials or sold products.

Commercial Real Estate - Our lending activities involve more risk than residential lending because loan balances are typically greater and repayment is dependent not only upon general economic conditions and the continuing merits of the particular real estate project securing the loan, but also, and importantly, upon the underlying value of the collateral and the borrower’s financial health and liquidity.  These types of loans are subject to various adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; and obsolescence in location or function.

Residential Real Estate - We provide fixed rate, long-term residential mortgage loans and floating, short-term construction loans to our customers. Our general policy, which is subject to periodic review by management, is to sell the majority of loans originated on the secondary market.  We retain only those loans where we have ongoing, multi-faceted customer relationships or to keep our portfolio at benchmark levels and support our commitment to our customers and community.  These types of loans are subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; and impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Home Equity Loans - We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and to make home improvements and personal investments. The majority of our personal loans are home equity loans secured by a second lien on real estate.  These types of loans are subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; and impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Consumer - These loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness and personal bankruptcy.  In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation reduction is recorded through expense. Costs after acquisition are expensed.  Foreclosed assets totaled $3.1 million and $4.3 million, at December 31, 2011 and 2010.

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

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain officers.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.   Bank owned life insurance totaled $17.1 million and $13.5 million, at December 31, 2011 and 2010.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.

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

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2007.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our stockholders.  While both Tower Financial and Tower Bank currently have adequate capital to qualify as ‘well-capitalized,’ the Board of Directors passed a resolution in January of 2008, at the request of our regulators, requiring written approval be received from the Federal Reserve Board (“Federal Reserve”) before declaring or paying any corporate dividends.  The resolution was passed in recognition of the losses recorded in 2007 by Tower Bank, which reduced the overall capital levels of Tower Financial.  We obtained permission in January of 2008 from the Federal Reserve Bank and we declared and paid a quarterly dividend of $0.044 in the first quarter of 2008.  In the second quarter of 2008, we elected to forego the declaration of dividends on our common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  In September of 2009, we sold 18,300 shares of Series A Convertible Preferred Stock in the amount of $1.8 million.  The preferred stock paid quarterly dividends upon board approval at a rate of 5.25%.  Preferred stock dividends of $1,579 were paid in 2009 and no common stock dividends were paid in 2009.  No common or preferred stock dividends were paid in 2010. Per the Written Agreement with the Federal Reserve and Indiana Department of Financial Institutions (“IDFI”) filed publicly in our Current Report on Form 8-K on May 5, 2010 and discussed in more detail in Note 16 Capital Requirements and Restrictions on Retained Earnings, we are not to pay dividends on or redeem any of common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 and 2011.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are considered participating securities for this calculation as those awards contain rights to non-forfeitable dividends.  Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options, as well as dilutive effects of stock awards and convertible preferred shares.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1.3 million and $949,000 was sufficient to meet the regulatory reserve and clearing requirements at December 31, 2011 and 2010, respectively. These balances do not earn interest.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.

Note 2 –    New Accounting Standards

Adoption of New Accounting Standards:  In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Not Yet Effective Accounting Pronouncements:  In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The amendments of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 3 -     Securities

The fair value and amortized cost of securities at December 31, 2011 and 2010 were as follows:

	2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$612,799	$3,293	$-	$616,092
Obligations of states and political subdivisions	53,491,223	3,240,766	(1,504)	56,730,485
Taxable obligations of states and political subdivisions	2,642,204	101,563	-	2,743,767
Mortgage-backed securities (residential)	61,361,891	1,794,102	(304,703)	62,851,290
Mortgage-backed securities (commercial)	5,407,989	272,160	(1,832)	5,678,317
Collateralized debt obligations	-	-	-	-
Total Securities	$123,516,106	$5,411,884	$(308,039)	$128,619,951

	2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale securities:
U.S. Government agency debt obligations	$4,112,957	$59,710	$-	$4,172,667
Obligations of states and political subdivisions	38,909,558	454,236	(567,080)	38,796,714
Taxable obligations of states and political subdivisions	6,942,791	91,976	(72,079)	6,962,688
Mortgage-backed securities (residential)	53,960,788	1,854,148	(325,966)	55,488,970
Mortgage-backed securities (commercial)	4,458,652	224,365	-	4,683,017
Collateralized debt obligations	110,000	-	(105,400)	4,600
Total Securities	$108,494,746	$2,684,435	$(1,070,525)	$110,108,656

The other-than-temporary-impairment recognized in accumulated comprehensive income was $160,784 and $274,865 for securities available for sale for December 31, 2011 and December 31, 2010, respectively.

The proceeds from sales of securities and the associated gains and losses are listed below:

	2011	2010	2009
Proceeds from available for sale securities	$13,469,065	$8,327,894	$9,483,978
Proceeds from held to maturity securities	-	900,784	-
Gross Gains	776,963	1,122,669	264,112
Gross Losses	-	(12,926)	-

The tax benefit (provision) related to these net gains and losses was $264,167, $377,313, and $89,798 for December 31, 2011, 2010, and 2009, respectively.

During 2010, we did some due diligence on the value of certain held to maturity securities owned by the Holding Company as alternative investments with a cost basis of approximately $25,000 and a par value of $4.9 million.  We received a quote of $900,784 for the fair value, which created a gain on sale of $888,059. While we had no intention of selling these investments prior to their scheduled maturity, we decided that it was to the Company’s benefit to liquidate these investments.  Per our written agreement with the regulators, the Holding Company is to provide additional financial resources to the banking subsidiary when needed.  By selling these securities, approximately $900,000 of liquidity and $890,000 of capital was generated at the Holding Company.  After the sale, we transferred the remaining portfolio of all held to maturity securities with an amortized cost of $5.5 million categorized as held to maturity to available for sale at the Holding Company and all of its subsidiaries.  As of the date of transfer, these securities had a fair value of $5.7 million, unrealized gains of $305,119, and had increased other comprehensive income by $201,379.

The fair values and amortized costs of debt securities available for sale at December 31, 2011, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2011
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due after five to ten years	1.65%	$612,799	$616,092
Total Agencies	1.65%	$612,799	$616,092

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.40%	$61,361,891	$62,851,290
Mortgage-backed securities (commercial)	4.13%	5,407,989	5,678,317
	3.46%	$66,769,880	$68,529,607

Obligations of state and political subdivisions:
Due in one year or less	5.49%	$225,131	$227,423
Due after one to five years	5.35%	3,341,459	3,434,731
Due after five to ten years	5.58%	14,648,561	15,739,595
Due after ten years	5.34%	35,276,072	37,328,736
Total Obligations of state and political subdivisions	5.40%	$53,491,223	$56,730,485

Taxable obligations of state and political subdivisions:
Due after one to five years	2.24%	600,463	606,407
Due after ten years	4.84%	2,041,741	2,137,360
Total Obligations of state and political subdivisions	4.26%	$2,642,204	$2,743,767

Collateralized debt obligations
Due after ten years	0.00%	$-	$-

	12/31/2010
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available for sale securities:
Agencies:
Due in one year or less	3.25%	$700,000	$703,997
Due after one to five years	2.16%	799,138	822,336
Due after five to ten years	2.58%	2,613,819	2,646,334
Total Agencies	2.61%	$4,112,957	$4,172,667

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.86%	$53,960,788	$55,488,970
Mortgage-backed securities (commercial)	4.22%	4,458,652	4,683,017
	3.89%	$58,419,440	$60,171,987

Obligations of state and political subdivisions:
Due in one year or less	4.99%	$260,457	$262,621
Due after one to five years	5.86%	2,289,943	2,370,699
Due after five to ten years	5.46%	10,385,277	10,542,034
Due after ten years	5.81%	25,973,881	25,621,360
Total Obligations of state and political subdivisions	5.72%	$38,909,558	$38,796,714

Taxable obligations of state and political subdivisions:
Due after one to five years	3.60%	878,445	899,888
Due after five to ten years	4.70%	3,291,641	3,278,373
Due after ten years	5.43%	2,772,705	2,784,427
Total Obligations of state and political subdivisions	4.86%	$6,942,791	$6,962,688

Collateralized debt obligations
Due after ten years	1.15%	$110,000	$4,600

Securities with a carrying value of $20.8 million and $1.1 million were pledged to secure borrowings from the FHLB at December 31, 2011 and December 31, 2010, respectively.   Securities with a carrying value of $1.8 million and $4.2 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at December 31, 2011 and December 31, 2010, respectively.  Securities with a carrying value of $23.3 million and $17.8 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Pacific Coast Bankers Bank, and Zions Bank, to secure federal funds lines of credit at December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2011 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	253,983	(1,504)	253,983	(1,504)
Taxable obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	13,167,811	(133,590)	1,052,460	(171,113)	14,220,271	(304,703)
Mortgage-backed securities (commercial)	1,052,560	(1,832)	-	-	1,052,560	(1,832)
Collateralized debt obligations	-	-	-	-	-	-
Total available for sale securities	$14,220,371	$(135,422)	$1,306,443	$(172,617)	$15,526,814	$(308,039)

Securities with unrealized losses at year end 2010 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	14,320,621	(516,477)	1,427,946	(50,603)	15,748,567	(567,080)
Taxable obligations of states and political subdivisions	1,713,043	(72,079)	-	-	1,713,043	(72,079)
Mortgage-backed securities (residential)	5,772,263	(156,769)	416,929	(169,197)	6,189,192	(325,966)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	4,600	(105,400)	4,600	(105,400)
Total available for sale securities	$21,805,927	$(745,325)	$1,849,475	$(325,200)	$23,655,402	$(1,070,525)

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

As of December 31, 2011, Tower Financial Corporation’s security portfolio consisted of 231 securities, 17 of which were in an unrealized loss position. As of December 31, 2010, our security portfolio consisted of 214 securities, 44 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and collateralized debt obligations, as discussed below:

Mortgage-backed Securities
At December 31, 2011, approximately 78% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

As of December 31, 2011, we held $15.0 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Trust Preferred Securities: The Company owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At March 31, 2011, the Company took an additional OTTI charge to write-off the remaining investment.  At December 31, 2010, the fair value of the investment was $4,600 and the amortized cost was $110,000.  The investment was rated C by Moody’s and C by Fitch at December 31, 2011 and was rated Ca by Moody’s and C by Fitch at December 31, 2010.

The investment is divided into seven tranches.  Tower’s investment is in the fifth tranche (C-1), meaning the cash flows on the investment are subordinated to the higher placed tranches. There are sixty-eight (68) issuing participants in PreTSL XXV.  Fifty-eight (58) of the issuers are banks or bank holding companies, with the remaining issuers being insurance companies.  As of December 31, 2011, the amount of deferrals and defaults was $299.1 million, or 34% of the total pool.  Of the total $877.4 million of original collateral, $578.3 million is currently paying interest.

The Company used the OTTI evaluation model to analyze the present value of expected cash flows.  The OTTI model considered the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. We evaluated the credit quality of each underlying issuer in the pool and applied a risk rating for each issuer and then put this risk rating into a relevant risk model to identify immediate default risk.  Upon completion of the analysis at March 31, 2011, our model indicated that the security was 100% other-than-temporarily-impaired. An OTTI charge was recorded in the first quarter of 2011 in the amount of $110,000, which resulted in an ending book value of $0.  This security cannot experience any additional OTTI charges.

Private Label Collateralized Mortgage Obligation:  The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2010, the fair value of the investment was $416,929 and the amortized cost was $586,125.

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

	December 31	September 30	June 30	March 31	December 31
	2011	2011	2011	2011	2010
Delinquency 60+	24.14%	24.24%	24.01%	25.16%	22.58%
Delinquency 90+	21.82%	22.03%	22.06%	22.36%	19.79%
Other Real Estate Owned	1.59%	1.53%	1.78%	2.58%	1.73%
Foreclosure	9.92%	12.24%	9.55%	10.70%	9.42%
Bankruptcy	2.88%	2.44%	3.12%	3.08%	4.08%

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

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired requiring us to record total credit impairment of $96,776 through December 31, 2011.  An OTTI charge of $39,045, $36,961, and $20,770 was recorded for the years ending December 31, 2011, 2010, and 2009, respectively.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the year ending December 31:

	2011	2010	2009
Beginning Balance, January 1	$909,073	$750,770	$-
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	149,045	158,303	750,770
Ending Balance, December 31	$1,058,118	$909,073	$750,770

Note 4 -    Loans and Allowance for Loan Losses

Loans at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
	Balance	%	Balance	%

Commercial	$214,206,431	46.3%	$233,882,777	48.0%
Commercial real estate
Construction	32,124,555	6.9%	32,749,663	6.7%
Other	86,289,841	18.7%	85,894,544	17.7%
Residential real estate
Traditional	53,985,443	11.7%	54,236,553	11.1%
Jumbo	27,859,610	6.0%	25,833,656	5.3%
Home equity	34,593,258	7.4%	38,395,005	7.9%
Consumer	13,767,906	3.0%	15,979,973	3.3%
Total loans	462,827,044	100.0%	486,972,171	100.0%
Net deferred loan costs (fees)	(265,870)		(58,056)
Allowance for loan losses	(9,408,013)		(12,489,400)

Net loans	$453,153,161		$474,424,715

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the year ended December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	(879,621)	4,840,844	200,612	39,199	(20,963)	39,929	4,220,000
Charge-offs	(1,751,096)	(6,398,449)	(7,033)	(65,739)	-	-	(8,222,317)
Recoveries	803,050	80,188	-	26,412	11,280	-	920,930
Ending Balance 12/31/2011	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013

For the year ended December 31	2010	2009
Beginning balance 1/1	$11,598,389	$10,654,879
Provision expense	4,745,000	10,735,000
Charge-offs	(4,488,982)	(10,321,717)
Recoveries	634,993	530,227
Ending Balance 12/31	$12,489,400	$11,598,389

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the year ended December 31, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of December 31, 2011 and December 31, 2010:

December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$724,605	$3,238,673	$3,963,278
Commercial Real Estate
Construction	1,765,000	762,094	2,527,094
Other	341,000	1,837,854	2,178,854
Residential Real Estate
Traditional	-	191,662	191,662
Jumbo	290,000	98,909	388,909
Home Equity	5,000	71,923	76,923
Consumer	-	19,028	19,028
Unallocated	-	62,265	62,265
Total	$3,125,605	$6,282,408	$9,408,013

Loans:
Commercial	$8,818,710	$206,084,106	$214,902,816
Commercial Real Estate
Construction	5,742,203	26,379,914	32,122,117
Other	1,468,978	84,932,468	86,401,446
Residential Real Estate
Traditional	-	54,112,445	54,112,445
Jumbo	1,214,846	26,710,303	27,925,149
Home Equity	340,313	34,477,182	34,817,495
Consumer	-	13,972,956	13,972,956
Unallocated	-	-	-
Total	$17,585,050	$446,669,374	$464,254,424

December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$794,796	$4,996,149	$5,790,945
Commercial Real Estate
Construction	2,547,000	664,665	3,211,665
Other	445,000	2,526,700	2,971,700
Residential Real Estate
Traditional	-	262,134	262,134
Jumbo	-	124,858	124,858
Home Equity	-	77,051	77,051
Consumer	-	28,711	28,711
Unallocated	-	22,336	22,336
Total	$3,786,796	$8,702,604	$12,489,400

Loans:
Commercial	$15,793,811	$218,713,379	$234,507,190
Commercial Real Estate
Construction	7,537,656	25,289,702	32,827,358
Other	5,853,845	80,188,113	86,041,958
Residential Real Estate
Traditional	-	54,373,838	54,373,838
Jumbo	-	25,899,046	25,899,046
Home Equity	-	38,620,639	38,620,639
Consumer	-	16,186,219	16,186,219
Unallocated	-	-	-
Total	$29,185,312	$459,270,936	$488,456,248

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$5,580,204	$5,485,888	$-
Commercial Real Estate
Construction	2,133,547	2,134,090	-
Other	267,610	267,509	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,981,361	7,887,487	-
With related allowance recorded:
Commercial	3,328,648	3,332,822	724,605
Commercial Real Estate
Construction	3,597,546	3,608,113	1,765,000
Other	1,198,072	1,201,469	341,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,214,846	290,000
Home Equity	337,833	340,313	5,000
Consumer	-	-	-
	9,636,121	9,697,563	3,125,605

	$17,617,482	$17,585,050	$3,125,605

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$10,842,732	$10,865,175	$-
Commercial Real Estate
Construction	1,379,094	1,379,638	-
Other	2,208,130	2,208,205	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,429,956	14,453,018	-
With related allowance recorded:
Commercial	4,910,918	4,928,636	794,796
Commercial Real Estate
Construction	6,156,859	6,158,018	2,547,000
Other	3,640,193	3,645,640	445,000
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	14,707,970	14,732,294	3,786,796

	$29,137,926	$29,185,312	$3,786,796

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for years ended December 31, 2011 and December 31, 2010:

	For the year ended	December 31, 2011

Average impaired loans during the period:
Commercial		$10,380,885
Commercial Real Estate
Construction		6,946,998
Other		6,394,974
Residential Real Estate
Traditional		-
Jumbo		234,804
Home Equity		67,567

Interest recognized on impaired loans:
Commercial		448,639
Commercial Real Estate
Construction		373,517
Other		228,811
Residential Real Estate
Traditional		-
Jumbo		20,460
Home Equity		2,499

Cash-basis interest income recognized:
Commercial		436,937
Commercial Real Estate
Construction		354,967
Other		216,200
Residential Real Estate
Traditional		-
Jumbo		-
Home Equity		2,499

	For the year ended	December 31, 2010

Average impaired loans during the period		$24,344,233

Interest recognized on impaired loans		1,107,073

Cash-basis interest income recognized		1,070,328

	For the year ended	December 31, 2009

Average impaired loans during the period		$25,424,530

Interest recognized on impaired loans		938,621

Cash-basis interest income recognized		938,621

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and December 31, 2010:

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,018,472	$-
Commercial Real Estate
Construction	2,134,090	285,123
Other	977,324	149,409
Residential Real Estate
Traditional	520,998	169,168
Jumbo	-	1,214,846
Home Equity	29,961	195,459
Consumer	-	41,473
Total	$8,680,845	$2,055,478

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,413,675	$1,961,597
Commercial Real Estate
Construction	3,476,643	482,512
Other	2,208,205	-
Residential Real Estate
Traditional	825,432	229,213
Jumbo	-	-
Home Equity	17,292	179
Consumer	-	27,843
Total	$12,941,247	$2,701,344

The following tables present the aging of the recorded investment in past due loans as of December 31, 2011 and December 31, 2010:

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,633,467	$3,804,642	$2,396,430	7,834,539	$207,068,277
Commercial Real Estate
Construction	-	63,517	1,280,115	1,343,632	30,778,485
Other	-	-	1,126,733	1,126,733	85,274,713
Residential Real Estate
Traditional	519,241	81,550	690,166	1,290,957	52,821,488
Jumbo	-	-	1,214,846	1,214,846	26,710,303
Home Equity	742,025	-	225,420	967,445	33,850,050
Consumer	261,922	47,402	41,473	350,797	13,622,159
Total	$3,156,655	$3,997,111	$6,975,183	$14,128,949	$450,125,475

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$3,377,433	$444,713	$5,571,355	9,393,501	$225,113,689
Commercial Real Estate
Construction	3,487,072	-	1,862,150	5,349,222	27,478,136
Other	-	239,392	2,208,205	2,447,597	83,594,361
Residential Real Estate
Traditional	738,767	121,252	1,054,645	1,914,664	52,459,174
Jumbo	1,183,388	-	-	1,183,388	24,715,658
Home Equity	48,433	-	17,471	65,904	38,554,735
Consumer	250,040	95,625	27,843	373,508	15,812,711
Total	$9,085,133	$900,982	$10,741,669	$20,727,784	$467,728,464

Troubled Debt Restructurings:

The Company has allocated $1.0 million and $485,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010.  The Company has committed to lend additional amounts totaling up to $51,727 and $8,962 as of December 31, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included allowing an interest only period for twelve months and/or reducing the interest rate.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	1	$390,652	$390,652
Commercial Real Estate:
Construction	2	1,363,790	1,363,790
Other	2	488,328	488,328

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The troubled debt restructurings described above increased the allowance for loan losses by $1.0 million and resulted in no charge offs during the year ending December 31, 2011.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	December 31, 2011
	Number of Loans	Recorded Investment
Commercial	-	$-
Commercial Real Estate:
Construction	2	1,321,536
Other	2	491,654

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1.0 million and resulted in no charge offs during the year ending December 31, 2011.

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $62.9 million for the year ending. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,479,747	$16,599,802	$5,804,795	$5,018,472
Commercial Real Estate
Construction	-	23,690,072	2,579,325	3,718,630	2,134,090
Other	-	82,262,782	2,134,424	1,026,916	977,324
Residential Real Estate
Traditional	54,112,445	-	-	-	-
Jumbo	26,710,303	-	-	1,214,846	-
Home Equity	34,477,182	-	-	340,313	-
Consumer	13,972,956	-	-	-	-
Total	$129,272,886	$293,432,601	$21,313,551	$12,105,500	$8,129,886

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$197,230,795	$15,507,296	$15,459,634	$6,309,465
Commercial Real Estate
Construction	-	13,900,165	3,104,775	12,345,774	3,476,643
Other	-	70,983,944	8,485,742	4,364,067	2,208,205
Residential Real Estate
Traditional	54,373,838	-	-	-	-
Jumbo	25,899,046	-	-	-	-
Home Equity	38,620,639	-	-	-	-
Consumer	16,186,219	-	-	-	-
Total	$135,079,742	$282,114,904	$27,097,813	$32,169,475	$11,994,313

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of December 31, 2011 and December 31, 2010:

December 31, 2011	Not Past Due	30 - 89 DaysPast Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,821,488	$600,791	$169,168	$520,998
Jumbo	26,710,303	-	1,214,846	-
Home Equity	33,850,050	742,025	195,459	29,961
Consumer	13,622,159	309,324	41,473	-
Total	$127,004,000	$1,652,140	$1,620,946	$550,959

December 31, 2010	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,459,174	$860,019	$229,213	$825,432
Jumbo	24,715,658	1,183,388	-	-
Home Equity	38,554,735	48,433	179	17,292
Consumer	15,812,711	345,665	27,843	-
Total	$131,542,278	$2,437,505	$257,235	$842,724

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31, 2011	December 31, 2010

Loans past due over 90 days and still accruing	$2,007,098	$2,688,135
Nonperforming restructured loans	1,804,724	7,501,958
Nonaccrual loans	8,682,161	12,939,331
Total nonperforming loans	$12,493,983	$23,129,424
Other real estate owned	3,129,231	4,284,263
Impaired Securities	331,464	421,529
Total nonperforming assets	$15,954,678	$27,835,216

Nonperforming assets to total assets	2.28%	4.22%

Nonperforming loans to total loans	2.70%	4.75%

Note:Loan balances disclosed in the chart above are reported at unpaid principal.

Note 5 –    Fair Value

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which include our collateralized debt obligations and some mortgage-backed securities.  Collateralized debt obligations, such as Trust Preferred Securities, which are issued by financial institutions and insurance companies have seen a decline in the level of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, vary widely.  The once active market has become comparatively inactive.  The same is true for the mortgage-backed securities that are categorized as Level 3.  As such, these investments are priced at December 31, 2011 and 2010 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

Loans Held for Sale, at Fair Value:  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

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

Other Real Estate Owned:  The fair value of certain commercial and residential real estate properties classified as other real estate owned (OREO) are based on recent real estate appraisals less costs to sell. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$616,092	$-	$616,092
Obligations of states and political subdivisions	-	53,044,197	3,686,288	56,730,485
Taxable obligations of states and political subdivisions	-	2,743,767	-	2,743,767
Mortgage-backed securities (residential)	-	49,764,746	13,086,544	62,851,290
Mortgage-backed securities (commercial)	-	5,678,317	-	5,678,317
Collateralized debt obligations	-	-	-	-
Total	$-	$111,847,119	$16,772,832	$128,619,951

Loans held for sale	$-	$4,930,368	$-	$4,930,368

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agency debt obligations	$-	$4,172,667	$-	$4,172,667
Obligations of states and political subdivisions	-	38,796,714	-	38,796,714
Taxable obligations of states and political subdivisions	-	6,962,688	-	6,962,688
Mortgage-backed securities (residential)	-	47,097,328	8,391,642	55,488,970
Mortgage-backed securities (commercial)	-	4,683,017	-	4,683,017
Collateralized debt obligations	-	-	4,600	4,600
Total	$-	$101,712,414	$8,396,242	$110,108,656

Loans held for sale	$-	$2,140,872	$-	$2,140,872

The following table represents the changes in the Level 3 fair-value category for the period ended December 31, 2011 and December 31, 2010.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs years ended December 31, 2011 and December 31, 2010.

	December 31
Collateralized Debt Obligation	2011	2010

Beginning Balance, January 1	$4,600	$10,000
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	(110,000)	(121,342)
Included in other comprehensive income	105,400	115,942
Transfers in (out) of Level 3	-	-
Ending Balance, December 31	$-	$4,600

	December 31
Mortgage backed securities (residential)	2011	2010

Beginning Balance, January 1	$8,391,642	$5,091,556
Principal paydowns	(2,010,236)	(1,657,809)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	13,914	65,937
Credit loss recognized in earnings	(39,045)	(36,961)
Included in other comprehensive income	54,747	269,567
Purchases of Level 3 securities	1,866,428	4,659,352
Transfers in (out) of Level 3	4,809,094	-
Ending Balance, December 31	$13,086,544	$8,391,642

	December 31
Obligations of state and politicial subdivisions	2011	2010

Beginning Balance, January 1	$-	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	3,686,288	-
Ending Balance, December 31	$3,686,288	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets that are still held at December 31.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Collateralized Debt Obligation	2011	2010	2009
Impairment recognized in earnings	110,000	121,342	730,000

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Mortgage backed securities (residential)	2011	2010	2009
Impairment recognized in earnings	39,045	36,961	20,770

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at December 31, 2011 and December 31, 2010.

		December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$2,616,202	$2,616,202
Commercial Real Estate
Construction			2,982,632	2,982,632
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			884,022	884,022
Home Equity			332,833	332,833
Other real estate owned:
Commercial Real Estate
Construction			$1,705,300	$1,705,300
Other			428,350	428,350
Residential Real Estate
Traditional			388,420	388,420
Jumbo			-	-

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$5,491,859	$5,491,859
Commercial Real Estate
Construction			763,986	763,986
Other			4,617,865	4,617,865
Other real estate owned:
Commercial Real Estate
Construction			$1,878,255	$1,878,255
Other			917,000	917,000
Residential Real Estate
Traditional			279,000	279,000
Jumbo			-	-

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $10.8 million, with a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $3.1 million for the period ending December 31, 2011.  This compares to a carrying value of $12.5 million and a valuation allowance of $1.6 million, resulting in an additional provision for loan losses of $1.6 million for the period ending December 31, 2010.  The increase in the valuation allowance from 2010 to 2011 was primarily due to the addition of three impaired commercial real estate relationships, two commercial relationships, and one impaired residential real estate relationship with a carrying value of $6.1 million and a valuation allowance of $2.5 million, or 81.2% of the total valuation allowance on all impaired loans.  Impaired loans with a carrying amount totaling $5.4 million at December 31, 2010 were excluded from the chart above as these were measured using the present value of expected future cash flows, which is not considered fair value.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value.  At December 31, 2011 the carrying value was $2.5 million, with no valuation allowance, resulting in additional OREO expense of $673,045 in 2011. This compares to a carrying value of $3.5 million, with a valuation allowance of $446,043, at December 31, 2010, resulting in expense of $446,043 for 2010.  The remaining properties in the other real estate owned have either been recently added, at fair value, to the category or were valued more than 12 months ago.

Note 6 -     Premises and Equipment, net

Premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Land	$3,099,490	$3,098,640
Buildings	4,166,024	4,166,024
Leashold improvements	1,222,795	1,169,418
Furniture and equipment	6,746,576	6,680,919
Construction in process*	1,025,696	-
Subtotal	16,260,581	15,115,001
Accumulated depreciation	(7,197,764)	(6,785,283)
Premises and equipment, net	$9,062,817	$8,329,718

*Note: As of December 31, 2011, construction in process included costs incurred in building and furnishing a new branch, which will replace a branch near the same location that is being leased until January 31, 2012.  Final costs will be moved to their respective categories during the first quarter of 2012 and are not expected to exceed $1.1 million (unaudited).

Depreciation expense for 2011, 2010, and 2009 was $684,237, $794,012, and $1.1 million, respectively.  Information regarding lease commitments is provided in Note 13.

Note 7 –    Deposits

Deposits at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand*	$169,757,998	28.2%	$92,872,957	16.1%
Interest-bearing checking	114,864,680	19.1%	101,158,162	17.6%
Money market	127,986,494	21.3%	159,336,066	27.7%
Savings	22,397,928	3.7%	22,672,555	3.9%
Time, under $100,000	38,573,165	6.4%	55,450,402	9.6%
Total core deposits	473,580,265	78.7%	431,490,142	74.9%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	25,828,697	4.3%	39,356,777	6.8%
Out-of-market non-core deposits:
Brokered money market deposits	12,032,097	2.0%	12,015,936	2.1%
Brokered certificate of deposits	90,595,777	15.0%	93,493,281	16.2%
Total out-of-market deposits	102,627,874	17.0%	105,509,217	18.3%
Total non-core deposits	128,456,571	21.3%	144,865,994	25.1%

Total deposits	$602,036,836	100.0%	$576,356,136	100.0%

*Note: Approximately $48 million of noninterest bearing deposits were held on a temporary basis and, as expected, left the Bank by the end of January 2012.

The following table shows the maturity distribution for certificates of deposit at December 31,2011.

	under	$100,000
	$100,000	and over	Total

2012	60,816,723	21,425,644	82,242,367
2013	11,372,210	2,674,935	14,047,145
2014	4,555,092	573,314	5,128,406
2015	9,639,425	748,172	10,387,597
2016	16,468,343	406,632	16,874,975
Thereafter	26,317,153	-	26,317,153

Total	$129,168,946	$25,828,697	$154,997,643

Note 8 -     Federal Home Loan Bank Advances

At December 31, 2011 and 2010, advances from the Federal Home Loan Bank ("FHLB") were:

	2011	2010

3.19% bullet advance, principal due at maturity March 28, 2011	-	2,000,000
3.60% bullet advance, principal due at maturity April 28, 2011	-	1,500,000
3.55% bullet advance, principal due at maturity March 26, 2012	2,000,000	2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	5,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	-

Total Federal Home Loan Bank advances	$12,000,000	$7,500,000

Of the total FHLB borrowings at December 31, 2011 and 2010, no advances had callable options.

At December 31, 2011 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2012	7,000,000
2013	5,000,000
2014	-
2015	-
2016	-
$12,000,000

At December 31, 2011, in addition to FHLB stock, we pledged securities held by the FHLB totaling $20.8 million and have pledged loans totaling approximately $37.4 million that are being safe kept at US Bank as "specific" collateral to secure advances outstanding at FHLB of Indianapolis. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2011 totaling $3.3 million.   At December 31, 2010, in addition to FHLB stock, we pledged securities held by the FHLB totaling $1.1 million and have pledged loans totaling approximately $40.8 million that are being safe kept at US Bank as "specific" collateral to secure advances outstanding at FHLB of Indianapolis. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2010 totaling $3.3 million.

Note 9 -    Junior Subordinated Debentures and Trust Preferred Securities

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate went floating based on the three-month Libor plus 1.34% beginning December 5, 2010. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. While subject to receiving approval of the Federal Reserve Bank, the Trust Preferred Securities are redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option. As of December 31, 2011, we have chosen not to redeem the debt due to the low rate of interest we are receiving on this debt of LIBOR plus 134 basis points.  As of December 31, 2011, the rate moved to 1.71%. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

On December 29, 2006, TCT3 sold 9,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.69%. The initial rate was fixed at 6.56% for the first five years, at which the rate will float based on the three-month Libor plus 1.69% beginning March 1, 2012. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $9,279,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT3 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is March 1, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.   The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

On May 5, 2010, we entered into a written agreement with the Federal Reserve and the IDFI, effective April 23, 2010 (the “Written Agreement”). The Written Agreement was filed publicly in our Current Report on Form 8-K on May 5, 2010. For details regarding the Written Agreement, refer to Note 16.   One of the requirements in the Written Agreement was that we are not to make any payments of interest on the Company’s Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no Trust Preferred Debt interest payments were made in 2010 and 2011.

Note 10 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

	2011	2010	2009

Federal - current	$445,354	$1,672,751	$(1,979,673)
- deferred	510,333	(790,280)	(779,509)
State - current	-	-	-
- deferred	26,274	(103,927)	(1,264,943)

Change in valuation allowance related to realization of net state deferred tax assets	(2,619,866)	103,927	1,559,288
Change in valuation allowance related to realization of security impairments	85,874	41,256	248,200
Total income taxes expense	$(1,552,031)	$923,727	$(2,216,637)

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2011	2010	2009

Statutory tax rate	34.0%	34.0%	(34.0)%
State tax, net of federal income tax effect	0.1%	0.0%	8.2%
Tax exempt interest	(11.6)%	(9.0)%	(3.9)%
Earnings on life insurance	(3.8)%	(3.9)%	(2.0)%
State tax valuation allowance	(50.5)%	0.0%	0.0%
Other	1.2%	1.5%	3.4%

Effective tax rate	(30.6%)	22.6%	(28.3)%

The net deferred tax asset included the following amounts of deferred tax assets and liabilities at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Provision for loan losses	$3,673,101	$4,876,915
State net operating loss and credit carryforward	1,769,170	1,744,148
Alternative minimum tax credit	36,380	-
Deferred compensation	670,549	667,058
Accrued Director's Fees	292,753	279,681
Net deferred loan costs	103,802	22,670
Depreciation	68,630	80,100
Other real estate owned	1,077,281	845,423
Security impairments	413,114	311,999
Nonaccrual loan interest income	139,850	-
Other	146,952	106,893

Total deferred tax assets	8,391,582	8,934,887

Deferred tax liabilities:
Prepaid expenses	(142,816)	(147,111)
Net unrealized appreciation on
securities available for sale	(1,735,307)	(548,730)
Other	(32,507)	(34,911)
Total deferred tax liabilities	(1,910,630)	(730,752)
Net deferred tax asset before asset valuation	6,480,952	8,204,135
Valuation allowance for deferred tax assets	(375,330)	(2,909,322)

Net deferred tax asset	$6,105,622	$5,294,813

Realization of deferred tax assets associated with the net operating loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration.

In evaluating the federal deferred tax asset, we have come to the conclusion that it is more likely than not going to be realized.  The most important test when evaluating impairment is based on whether or not there is a cumulative net loss over the last three years.  As of December 31, 2011, we no longer have a cumulative net loss position over the last three years.  We have recorded a valuation allowance of $375,330 for federal and state tax on a capital loss from an other-than-temporary impairment charge on the trust preferred security previously held at our investment subsidiary and currently held at the Bank as of December 31, 2011.  The primary reason for this valuation allowance is that capital losses can only be offset by capital gains and the carry forward periods are much shorter at only five years compared to those on ordinary losses at 20 years.  Due to the lack of capital gains recognized, it is more likely than not that the capital loss will be unrealizable.  Although we have recorded a valuation allowance against this loss, there is a possibility that we could realize the loss through proper tax planning in the next couple of years.  This valuation allowance was $289,456 at December 31, 2010.

We previously determined that the state deferred tax asset was more likely than not unrealizable and recorded a valuation allowance against it.  This decision was made primarily due to owning a REIT which has generated a substantial state net operating loss and we thought it was more likely than not that we would not be able to realize the benefit of the state net operating loss before it expires.  In 2011, due to our improvement in earnings and the liquidation of our REIT, we reversed the valuation allowance on our state deferred tax asset for both the book to tax timing differences and the state net operating losses.  Based on the last two years of earnings and our expected future earnings, we determined that it was more likely than not that we will be able to realize our state deferred tax asset.  This valuation allowance was $2.6 million at December 31, 2010.  We have an Indiana net operating loss carry forward of approximately $27.4 million which will start to expire in 2022 if not used.  We also have an Indiana credit carry forward of $354,000 which will begin to expire in 2016.

The Company and its subsidiaries are subject to U.S. Federal income taxes as well as income tax of the state of Indiana.  The company is no longer subject to examination by taxing authorities before 2007. We had no unrecognized tax positions at December 31, 2011 and December 31, 2010.  Management does not expect unrecognized tax benefits to significantly increase in the next twelve months.

Note 11 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 59,654 remain outstanding as of December 31, 2011.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the years ended December 31, 2011 and 2010.  The compensation cost that has been charged against income for options granted under the Plans was $21,996 for 2009.  No income tax benefit was recognized related to this expense.

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

A summary of the option activity under the Plans as of December 31, 2011 and changes during the twelve-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term	Value

Outstanding at 1/1/11	76,154	$13.37	2.72	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(16,500)	9.89	-	-

Outstanding at 12/31/11	59,654	14.33	2.31	-

Vested or expected to vest at 12/31/11	59,654	14.33	2.31	-

Exercisable at 12/31/11	59,654	14.33	2.31	-

There were no options exercised in 2011, 2010, or 2009.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of December 31, 2011, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $45,427, $46,910 and $46,910 for the years ended December 31, 2011, 2010, and 2009, respectively.  Future expense related to this award will be $14,625 in 2012, $2,125 in 2013, and $2,125 in 2014.  The total fair value of shares vested during the year ended December 31, 2011 was $44,498.

A summary of the restricted stock activity as of December 31, 2011 and changes during the twelve-month period then ended are presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at 1/1/11	9,750	$8.95

Granted	1,000	8.50

Vested	(5,375)	8.73

Forfeited	(625)	8.63

Outstanding at 12/31/11	4,750	9.14

Pursuant to our 2006 Equity Incentive Plan, the Compensation Committee put in place a long term equity incentive program which incorporates a mix of stock awards and cash awards to the participants.  Refer to Note 14 for details on the program.

Note 12 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2011 and 2010, the Bank had $17.0 million and $20.9 million, respectively in loan commitments to directors and executive officers, of which $15.7 million and $15.3 million, respectively, were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2011	2010

Beginning balance, January 1	$15,259,717	$18,848,873
New loans	6,394,193	15,073,464
Repayments	(3,044,510)	(18,662,620)
Other Changes	(2,868,416)	-

Ending balance, December 31	$15,740,984	$15,259,717

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period, due to changes in related parties.

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $14.5 million and $23.6 million.

During 2011, 2010, and 2009, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s February 2007 Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 49,257 square feet of usable office space. The lease was renegotiated in 2009 effective January 1, 2010 to reduce the rent on the fifth floor and portions of the second floor, to vacate the third floor, and to extend the lease term on the first and second floors to December 2018.  The lease term for the fifth floor has not changed and expires in December 2013.  These new terms caused a reduction of approximately $60,000 a year in rent compared to the rent expenses recorded in 2009.  There is also an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties for rent and maintenance was $708,418, $707,841, and $767,290 during 2011, 2010, and 2009, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011.  The lease is accounted for as an operating lease. Refer to Note 13 for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $120,401, $133,839, and $111,068 in legal fees and related expenses to this law firm in 2011, 2010, and 2009, respectively.

The relationships with Tippmann Properties, Inc. and Barrett & McNagny LLP were all approved in advance by our Audit Committee and our full Board of Directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.

Note 13 - Commitments and Off-Balance-Sheet Risk

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

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2011 and 2010, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2011 and 2010 was as follows:

	2011	2010

Commitments to extend credit - Variable Rate	$101,212,326	$91,118,545
Commitments to extend credit - Fixed Rate	25,205,206	13,816,321
Commitments to extend credit - Fixed Rate Residential Real Estate	4,493,275	1,924,380
Standby letters of credit	9,475,203	2,801,698

Total	$140,386,010	$109,660,944

Management does not anticipate any significant losses as a result of these commitments.  Commitments to make loans are generally made for periods of one year or less.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2011 are as follows:

Year	Lease Commitments

2012	704,608
2013	701,408
2014	600,617
2015	600,617
2016	600,617
2017 and beyond	1,201,235

$4,409,102

The lease expense paid for operating leases for the facilities leased was $752,676, $775,238, and $846,165 for 2011, 2010, and 2009, respectively.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 14 - Benefit Plans

Profit Sharing Plan: We maintain a profit sharing plan covering substantially all employees. Payments to be made under the plan, if at all, are determined by our Compensation Committee.  Awards may be based on a formula approved by our Board of Directors, our results of operations, individual performance measures and/or may be discretionary.  As of December 31, 2011 and 2010, management had accrued a liability for this plan of approximately $697,500 and $594,352, respectively, which is included in other liabilities in the consolidated balance sheets.  The expense incurred during 2011, 2010, and 2009 was $697,500, $594,352, and $95,000, respectively.

Long-term Incentive Program: Pursuant to our 2006 Equity Incentive Plan, the Compensation Committee put in place a long term equity incentive program which incorporates a mix of stock awards and cash awards to the participants.  The Compensation Committee has allocated a total of 35,000 shares of stock and $275,000 of cash awards to this program.  Currently, there are 19 participants in this program including the entire senior management team and several other key personnel. Additional participants may be added at the recommendation of management and approval by the Compensation Committee. The purpose behind this program was to integrate equity compensation into the total compensation packages of key officers with attainable yet long term fixed time horizons which in turn would incentivize continued earnings growth.

The program equity and cash awards are made based on a two-step process.  The steps are as follows:

●	Step 1 Shares/Cash – Trust Co. Participants: Earned when the Trust Company has reached $875,000 of net income for the reporting year. Must be attained by 12/31/2012.
●	Step 1 Shares/Cash – Bank Participants: Earned when Tower Financial Corporation has reached $4.0 million of net income for the reporting year. Must be attained by 12/31/2012.
●	Step 2 Shares/Cash – All Participants: Earned when Tower Financial Corporation has reached $5.0 million of net income for the reporting year. Must be attained by 12/31/2013.

As of December 31, 2011, our net income was $6.6 million, which triggered Steps 1 and 2 for the Bank participants and Step 2 for the Trust participants.  Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards.  The awards associated with Step 1 for the Trust participants remain in place, as the Trust company has until the end of fiscal year 2012 to achieve those targets.  There are 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust participant plan.  The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust participants have been achieved.  Per the terms of the Plan, the awards cannot be paid out until the Bank is released from our formal written agreement with the Federal Reserve.  If the formal agreement remains in place at the end of 2012, the awards for Step 1 will be forfeited.  As a result, the compensation cost has been charged against income to accrue for the granting of these unrestricted shares and cash payments in the amount of $369,935.  As of December 31, 2011, management had accrued a liability for this plan of approximately $369,935, which is included in other liabilities in the consolidated balance sheet.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Compensation Committee. In 2009, the Compensation Committee approved a contribution matching 25% of the first 4% through September 2009 and made no matching contribution in the fourth quarter of 2009. The match of 25% on the first 4% was reinstated by the Compensation Committee as of July 1, 2010 through June 30, 2011.  On July 1, 2011, the contribution matching was increased to 25% of the first 6% where it remained through December 31, 2011.  The total contribution made during 2011, 2010, and 2009 was $88,986, $26,553, and $32,921, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years.  Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense (income) incurred for the deferred compensation plan in 2011, 2010, and 2009 was $2,535, ($329), and $15,718, respectively, resulting in a deferred compensation liability of $124,066 and $121,531 and $121,860 as of December 31, 2011 and 2010.

Deferred Directors' Fees Plan: Effective January 1, 2002, the deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, we pay each participant, or their beneficiary, the amount of directors' fees deferred plus interest, beginning with the director’s termination of service or the expiration of the plan, whichever comes first.  Payments upon termination of service are paid on March 31st of the year following termination. Payments are to be made either in a lump sum or over a four-year period. A liability is accrued for the obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense incurred for the deferred directors' fee plan for 2011, 2010, and 2009 was $33,594, $46,646, and $132,171 resulting in a deferred compensation liability of $749,836 and $716,242 as of December 31, 2011 and 2010, respectively.

Supplemental Employment Retirement Plan: Effective January 1, 2002, we adopted a supplemental employee retirement plan that covers one officer. In January 2005 the plan was amended to set the benefit at 65% of the officer’s highest annual salary.  On January 1, 2006, the retirement benefit plan was further amended to set a fixed amount of up to a maximum $185,250 annually, depending on the officer’s age at retirement.  On December 31, 2009, the officer retired, which was eighteen months earlier than originally planned.  Based on the employee’s age at his early retirement, the new annual retirement benefit to be paid until the officer’s death will be $156,750 and was effective January 1, 2010.  As a result of this early retirement, it was necessary to record the present value of the full amount of the obligation as of December 31, 2009. The plan started disbursing funds to the former employee in July of 2010 as stated in the plan.  The obligation under the plan was approximately $1.6 million at December 31, 2011 and 2010 and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was $163,413 in 2011, $112,171 in 2010, and $490,690 in 2009.

Note 15 - Fair Values of Financial Instruments

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2011 and 2010. Only financial instruments are shown.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$67,272,022	$67,272,022	$29,679,382	$29,679,382
Long-term interest earning deposits	450,000	450,000	996,000	996,000
Securities available for sale	128,619,951	128,619,951	110,108,656	110,108,656
FHLBI and FRB stock	3,807,700	N/A	4,075,100	N/A
Loans held for sale	4,930,368	4,930,368	2,140,872	2,140,872
Loans, net	453,153,161	458,410,053	474,424,715	477,931,195
Accrued interest receivable	2,675,870	2,675,870	2,391,953	2,391,953
Financial liabilities:
Deposits	(602,036,836)	(605,724,529)	(576,356,136)	(579,132,112)
FHLB advances	(12,000,000)	(12,085,500)	(7,500,000)	(7,716,450)
Junior subordinated debt	(17,527,000)	(4,381,750)	(17,527,000)	(16,537,065)
Accrued interest payable	(2,148,424)	(2,148,424)	(1,415,713)	(1,415,713)

Estimated fair value for securities available for sale is consistent with the fair value hierarchy as described in Note 5.  For securities where quoted market prices are not available, fair values are estimated based on the fair value of similar securities and in some cases on unobservable inputs due to inactive market activity.  Estimated fair value of FHLBI and FRB stock cannot be determined due to restrictions placed on its transferability.  Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to re-price or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Estimated fair value of loans held for sale is determined using quoted prices for similar assets. Estimated fair value for IRAs, certificates of deposit, short-term borrowings, fixed rate advances from the FHLB and the junior subordinated debt are based on the rates at year-end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered to approximate carrying value.

Note 16 - Capital Requirements and Restrictions on Retained Earnings

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

In January of 2007, our Board of Directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%.  This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank.  The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit.  In January of 2010, our Board of Directors passed a resolution requiring the Bank to maintain a Tier 1 leverage capital ratio of 8.0% and a total risk-based capital ratio of 11.0% and the Company to maintain a Tier 1 leverage capital ratio of 7.0% and a total risk-based capital ratio of 10.5% each to be measured at the end of each quarter.  Both of these ratios are well above the minimum capital adequacy ratios set by the Federal Reserve Bank to be considered “well-capitalized” at 5.0% and 10.0% for the Tier 1 leverage capital ratio and the total risk-based capital ratio, respectively.  At December 31, 2011 the Bank’s Tier 1 leverage ratio was 10.64% and the total risk-based capital ratio was 14.69%.

As of December 31, 2011, the most recent notification from the Federal Reserve and the IDFI categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2011 and 2010:

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2011	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2011
Company	15.16%	13.91%	10.97%
Bank	14.69%	13.43%	10.64%
At December 31, 2011:
Required capital for minimum capital adequacy
Company	42,202,097	21,101,049	26,739,676
Bank	42,251,985	21,125,993	26,673,937
Required capital to be well capitalized
Company	52,752,622	31,651,573	33,424,595
Bank	52,814,982	31,688,989	33,342,421
Actual capital
Company	79,992,704	73,363,886	73,363,886
Bank	77,591,477	70,954,961	70,954,961

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
2010	Capital	Capital	Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2010
Company	14.30%	13.10%	10.55%
Bank	13.72%	12.46%	10.08%
At December 31, 2010:
Required capital for minimum capital adequacy
Company	$42,389,331	$21,194,666	$26,311,132
Bank	42,526,231	21,263,116	26,294,523
Required capital to be well capitalized
Company	52,986,664	31,791,999	32,888,915
Bank	53,157,789	31,894,674	32,868,153
Actual capital
Company	75,759,323	69,418,093	69,418,093
Bank	72,953,185	66,236,305	66,236,305

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

Among other things, the Written Agreement requires the Company and the Bank:

●	to review and revise its loan policies with regard establishing interest rate reserves; time frame for new appraisals, and its internal loan grading system.

●	to develop enhanced approval processes for the renewal of credit to any borrower who has a loan or other extension of credit on its internal watch list.

●	to expand the level of detail for all asset improvement plans and the process of reporting such plans to its Board of Directors.

●	to enhance the level of Board of Director oversight and review of pertinent operating and financial metrics.

●	to refine and improve its capital contingency plan, so as to continue to remain in excess of those levels required to remain “well capitalized”.

●	to outline and refine its liquidity policy and liquidity funding plan.

●
to not pay dividends on or redeem any of its common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.

Note 17 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010 and 2009. Options for 59,654, 76,154, and  91,404, shares of common stock were not included in the computation of diluted earnings per share for the years 2011, 2010, and 2009, respectively, because they were not dilutive.  The Company also had preferred stock which could be converted at the option of the holders into 128,738 shares of common stock at December 31, 2010. All preferred stock has been converted to common stock as of December 31, 2011.  Preferred stock was not included in the computation of diluted earnings per share for 2009 because they were not dilutive. As the Company reported a net loss in 2009, stock options, by definition, are anti-dilutive and are not considered.

	2011	2010	2009
Basic
Net income (loss) available to common shareholders	$6,619,536	$3,163,771	$(5,608,916)
Weighted average common shares outstanding	4,824,514	4,334,084	4,090,416
Basic earnings (loss) per common share	$1.37	$0.73	$(1.37)

Diluted
Net income (loss) available to common shareholders	$6,619,536	$3,163,771	$(5,608,916)
Weighted average common shares outstanding	4,824,514	4,334,084	4,090,416
Add: dilutive effect of stock option exercises	-	-	-
Add: dilutive effect of assumed preferred stock conversion	28,501	224,834	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,853,015	4,558,918	4,090,416
Diluted earnings (loss) per common share	$1.36	$0.69	$(1.37)

Note 18 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

Condensed Balance Sheets

	2011	2010
Assets
Cash and cash equivalents	$3,986,016	$4,662,525
Securities held to maturity	-	-
Securities available for sale	74,444	100,773
Accrued interest receivable	86	86
Investment in Tower Bank	76,652,225	67,237,164
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	2,231,459	1,157,234

Total assets	$83,471,230	$73,684,782

Liabilities and Stockholders' Equity
Accued interest payable	$2,026,532	$1,209,680
Other liabilities	227,199	232,597
Supplemental Executive Retirement Plan (SERP)	1,593,427	1,586,753
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	62,097,072	53,128,752

Total liabilities and stockholders' equity	$83,471,230	$73,684,782

Condensed Statements of Operations

	2011	2010	2009
Income
Interest Income	$-	$-	$5,033
Investment Income (loss)	23,003	33,742	(26,452)
Dividends from subsidiaries	-	-	800,000
Gain on sale of held-to-maturity securities	-	888,059	-
Gain (Loss) on sale of Trust Company	-	-	(127,697)
Total income	23,003	921,801	650,884
Expense
Interest expense	816,852	1,158,956	1,128,017
Employment expenses	364,715	323,898	1,206,747
Professional fees	274,768	207,220	245,247
Other expense	93,119	115,890	112,990
Total expense	1,549,454	1,805,964	2,693,001
Loss before income taxes benefit and equity in undistributed net income (loss) of subsidiaries	(1,526,451)	(884,163)	(2,042,117)
Income tax benefit	(1,051,660)	(299,915)	(865,623)
Equity (Deficit) in undistributed net income/(loss)
of Tower Bank and Tower Trust	7,094,327	3,748,019	(4,558,540)
Net income/(loss)	$6,619,536	$3,163,771	$(5,735,034)
Less: Preferred stock dividends	-	-	(1,579)
Net income/(loss) available to common shareholders	$6,619,536	$3,163,771	$(5,736,613)
Comprehensive income/(loss)	$8,922,893	$3,318,923	$(4,537,358)

Condensed Statements of Cash Flows

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$6,619,536	$3,163,771	$(5,735,034)
Adjustments to reconcile net income to net cash from operating activities:
(Equity) deficit in undistributed income (loss) of subsidiaries	(7,094,327)	(3,748,019)	4,558,540
(Gain) on sale of held to maturity securities	-	(888,059)	-
Loss on sale of Trust Company	-	-	127,697
Change in accrued interest receivable	-	(86)	-
Change in accrued interest payable	816,852	1,158,955	-
Change in other assets	(1,065,273)	(201,439)	423,878
Change in other liabilities	46,703	(50,125)	1,983,666
Net cash from (used in) operating activities	(676,509)	(565,002)	1,358,747

Cash flows from investing activities
Capital investment - Tower Bank	-	-	(6,582,800)
Purchase of other investments	-	-	(1,536,082)
Proceeds from sale of held to maturity securities	-	900,784	-
Proceeds from maturity of investments	-	-	11,841
Proceeds from sale of Trust Company	-	-	5,510,170
Net cash from (used in) investing activities	-	900,784	(2,596,871)

Cash flows from financing activities
Cash dividends paid on preferred stock	-	-	(1,579)
Proceeds from issuance of commons stock	-	2,826,810	-
Proceeds from issuance of preferred stock	-	-	1,788,000
Net cash from (used in) financing activities	-	2,826,810	1,786,421

Net change in cash and cash equivalents	(676,509)	3,162,592	548,297

Cash and cash equivalents, beginning of period	4,662,525	1,499,933	951,636

Cash and cash equivalents, end of period	$3,986,016	$4,662,525	$1,499,933

Supplemental disclosures of cash flow information
Non-cash Items:
Transfer of securities from held-to-maturity to available-for-sale	$-	$3,316	$-

Note 19 - Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income for years ending December 31, 2011, 2010 and 2009:

	For the years ended December 31
	2011	2010	2009
Net Income (Loss)	$6,619,536	$3,163,771	$(5,607,337)
Change in securities available-for-sale:
Unrealized holding gains(losses) on securities for which other-than-temporary-impairment has been recorded	(35,233)	19,952	(274,503)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	149,045	158,303	750,770
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	113,812	178,255	476,267
Unrealized gains (losses) on interest rate floor	-	-	309,637
Unrealized appreciation (depreciation) on transfers from held-to-maturity to available-for-sale securities	-	305,119	-
Unrealized holding gains (losses) on available-for-sale securities arising during the period	4,152,875	861,447	1,409,025
Reclassification adjustment for (gains) losses realized in income on interest rate floor	-	-	(309,637)
Reclassification adjustment for (gains) losses realized in income on held-to-maturity securities	-	(888,059)	-
Reclassification adjustment for (gains) losses realized in income on available-for-sale securities	(776,753)	(221,684)	(264,112)
Net unrealized gains	3,376,122	56,823	1,144,913
Income tax expense (benefit)	1,186,577	79,926	551,201
Total other comprehensive income	2,303,357	155,152	1,069,979
Comprehensive Income (Loss)	$8,922,893	$3,318,923	$(4,537,358)

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

	As of and for the year ended December 31, 2011

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$23,521,464	$50,182	$(816,852)	$-	$22,754,794

Non-interest income	4,504,688	3,623,460	7,117,330	(7,094,327)	8,151,151

Non-interest expense	18,207,238	2,678,600	732,602	-	21,618,440

Noncash items
Provision for loan losses	4,220,000	-	-	-	4,220,000
Depreciation/Amortization	1,808,303	34,640	-	-	1,842,943

Income tax expense (benefit)	(1,144,718)	644,347	(1,051,660)		(1,552,031)

Segment Profit/(Loss)	6,743,632	350,695	6,619,536	(7,094,327)	6,619,536

Balance Sheet Information
Segment Assets	704,125,313	7,003,980	86,321,990	(96,770,027)	700,681,256

	As of and for the year ended December 31, 2010

		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$23,355,584	$64,462	$(1,158,956)	$-	$22,261,090

Non-interest income	3,272,788	3,619,515	4,669,820	(3,748,019)	7,814,104

Non-interest expense	18,048,022	2,547,666	647,008	-	21,242,696

Noncash items
Provision for loan losses	4,745,000	-	-	-	4,745,000
Depreciation/Amortization	1,619,564	35,461	-	-	1,655,025

Income tax expense (benefit)	825,167	398,475	(299,915)	-	923,727

Segment Profit/(Loss)	3,010,183	737,836	3,163,771	(3,748,019)	3,163,771

Balance Sheet Information
Segment Assets	654,443,027	6,550,795	76,535,542	(77,601,109)	659,928,255

Note 21 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings per share
2011	Income	Income	Income	Basic	Diluted
First quarter	$7,275,757	$5,642,998	$782,643	$0.16	$0.16
Second quarter	7,335,614	5,720,640	1,089,829	0.23	0.22
Third quarter	7,241,216	5,684,040	1,324,585	0.27	0.27
Fourth quarter	7,041,125	5,707,116	3,422,479	0.71	0.71
Total	$28,893,712	$22,754,794	$6,619,536

2010
First quarter	$7,772,892	$5,563,310	$721,036	$0.18	$0.16
Second quarter	7,751,070	5,597,262	514,090	0.13	0.12
Third quarter	7,540,884	5,580,298	1,045,066	0.24	0.23
Fourth quarter	7,387,675	5,520,220	883,579	0.19	0.18
Total	$30,452,521	$22,261,090	$3,163,771

Note: Earnings per share data may not agree to annual amounts due to rounding.

Net income for each of the four quarters in 2011 was higher than the same quarters in 2010 primarily due to a an increase in net interest income, an increase in noninterest income, and a decrease in provision expenses in 2011 over 2010.  Interest income decreased in 2011 from 2010 due to a prolonged period of low interest rates that have not changed since December 2008.

Note 22 – Preferred Stock

On September 25, 2009, we sold 18,300 shares of Series A Convertible Preferred Stock in the net amount of $1.8 million. Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  The Series A Convertible Preferred Stock had no expiration date; however, Tower Financial Corporation had the right to call the shares on or after September 25, 2012 until September 24, 2013 at 110% of par, after September 25, 2013 until September 24, 2014 at 105% of par, and at par after September 25, 2014.  The Series A Convertible Preferred Stock qualified as Tier 1 capital and paid quarterly dividends at a rate of Prime plus 2%, with a ceiling of 9.25%, per annum upon the approval of the Board of Directors.  During 2010, 10,550 preferred stock shares converted to 175,249 shares of common stock at a price of $6.02 per common stock share.  During 2011, the remaining 7,750 preferred stock shares were converted to 128,738 shares of common stock at a price of $6.02 per common stock shares. No dividends were paid on preferred stock in 2011 and 2010 and $1,579 in dividends were paid in 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 19, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

March 19, 2012

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

/s/ Michael D. Cahill	/s/ Richard R. Sawyer
Michael D. Cahill	Richard R. Sawyer
President and Principal Executive Officer	Vice President and Principal Financial Officer

(c) Changes to Internal Control Over Financial Reporting

As of September 30, 2011,we reported that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. As part of our third quarter financial statement preparation process, we recorded an after-tax adjustment of $153,000, to record a mortgage banking derivative which was the result of an increase in our mortgage loan commitment pipeline as of September 30, 2011. Due to the size of this adjustment and the activity in our mortgage loan commitment pipeline, we identified a material weakness in our internal controls relative to our monitoring activities over the proper accounting and disclosure of mortgage banking activities at that time. Management has designed and implemented controls to ensure we maintain proper monitoring over accounting procedures for our mortgage banking activities.  These control disclosures and procedures have been remediated and deemed effective as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION.

NONE.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Company” and “Information About Directors, Nominees and Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation and Related Information” and “Compensation Discussion and Analysis” in our proxy Statement for the 2012 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Management, Directors and Certain Beneficial Owners” in our Proxy Statement for the 2012 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Company” and “Related Persons Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Auditors’ Services and Fees” in our Proxy Statement for the 2012 Annual Meeting of Stockholders which we file with the Securities and Exchange Commission no later than 120 days after the end of our last fiscal year.

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

3.1(a)
Restated Articles of Amendment to the Restated Articles of Incorporation of Tower Financial Corporation, adding new Section 5.6 regarding Series A Convertible Preferred Stock, incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 28, 2009.

3.2	Amended Bylaws of Tower Financial Corporation, incorporated herein from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005

4.1	Amended and Restated Trust Agreement, dated December 5, 2005, for Tower Capital Trust 2 between Tower Financial Corporation (Depositor) and Wilmington Trust Company (Trustee)

4.2	Amended and Restated Trust Agreement, dated December 29, 2006, for Tower Capital Trust 3 between Tower Financial Corporation (Depositor) and Wilmington Trust Company (Trustee)

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

10.4	1998 Stock Option and Incentive Plan, incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2/A, filed December 30, 1998 (Registration No. 333-67235).

10.5	2001 Stock Option and Incentive Plan, incorporated herein from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed June 29, 2001 (Registration Number 333-64194).

10.6†
Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer, incorporated by reference herein from Exhibit 10.4 to the Company’s Quarterly Report on Form QSB for the period ended March 31, 2002, filed May 14, 2002.

10.7†
Employment Agreement dated April 25, 2002, between Tower Financial Corporation and James E. Underwood incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 30, 2010

10.8†	Agreement and Mutual Release dated December 17, 2009, terminating Employment Agreement of Donald F. Schenkel.

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

10.11†
Revised and Restated Tower Financial Corporation Supplemental Executive Retirement Plan, dated July 22, 2008 (Donald F. Schenkel), incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 28, 2008. (See, also, Exhibit 10.8)

10.13	Code of Business Conduct and Ethics, incorporated herein by reference from Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005

10.19†	Deferred Compensation Plan dated January 1, 2002, incorporated herein from Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.20†
Deferred Compensation Plan for Non-Employee Directors, dated January 1, 2002, incorporated herein from Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.21†	Tower Financial Corporation Section 401(k) Plan, incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed July 2, 2001 (Registration Number 333-64318).

10.22†	Tower Financial Corporation 2006 Equity Incentive Plan, incorporated herein by reference to the Company’s Report on Form 10-K, filed March 21, 2007.

10.23
Written Agreement executed May 5, 2010, by and among Tower Financial Corporation, Tower Bank and Trust Company, the Federal Reserve Bank of Chicago, and the Indiana Department of Financial Institutions, incorporated herein by reference from Exhibit 10.23 to the Company’s Current Report on Form 8-K May 5, 2010

10.24	Private Placement of Common Stock Subscription Agreement, dated July 19, 2010, incorporated herein by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K July 23, 2010.

10.25†	Employment Agreement Extension with Michael D. Cahill dated January 18, 2012, incorporated herein by reference to the Company’s current report on form 8-K filed on January 23, 2012.

10.26†	Employment Agreement Extension with Richard R. Sawyer dated January 18, 2012, incorporated herein by reference to the Company’s current report on form 8-K filed on January 23, 2012.

10.27†	Amendment No. 1 to the 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-8, filed March 19, 2012.

16.1	Crowe Horwath LLP letter incorporated herein by reference to the Company’s current report on form 8-K filed on December 9, 2011.

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates a management contract, compensation plan or arrangement as contemplated by Item 6.01 of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Date: March 19, 2012	By:	/s/ Michael D. Cahill
Michael D. Cahill
President, Chief Executive
Officer and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	March 19, 2012
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	March 19, 2012
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Chairman of the Board & Director	March 19, 2012
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 19, 2012
Kathryn D. Callen

/s/ Scott A. Glaze	Director	March 19, 2012
Scott A. Glaze

/s/ Jerome F. Henry, Jr.	Director	March 19, 2012
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	March 19, 2012
Debra A. Niezer

/s/ William G. Niezer	Director	March 19, 2012
William G. Niezer

/s/ Donald F. Schenkel	Director	March 19, 2012
Donald F. Schenkel

/s/ Kim T. Stacey	Director	March 19, 2012
Kim Stacey

/s/ Robert N. Taylor	Director	March 19, 2012
Robert N. Taylor

/s/ John V. Tippmann, Sr.	Director	March 19, 2012
John V. Tippmann, Sr.

/s/ Ronald W. Turpin	Director	March 19, 2012
Ronald Turpin

/s/ Irene A. Walters	Director	March 19, 2012
Irene A. Walters