Form 10-Q
period 2012-03-31
TOWER FINANCIAL CORP
filed 2012-05-04
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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
Yes ☐   No ☒

Number of shares of the issuer’s common stock, without par value, outstanding as of May 4, 2012: 4,853,136.

Forward-Looking Statements

This report, including the section on “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes "forward-looking statements." All statements regarding our anticipated results or expectations, including our financial position, business plan and strategies, are intended to be forward-looking statements that, by their nature, are predictive and are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company.

These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance, speak only as of this date, and involve risks and uncertainties related to our banking business, or to general business and economic conditions that may affect our business, which may cause actual results to turn out differently.

Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipate," "believe," "estimate," "seek," "expect," "plan," "intend," “think” and similar conditional expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

●	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
●	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
●	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
●	the effect of general economic and monetary conditions and the regulatory environment on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
●	the impact of a high concentration of loans in commercial and commercial real estate loans;
●	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
●	the risk of being adversely impacted by health care reform as a result of our high concentration in health savings accounts;
●	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
●	restrictions or additional capital requirements imposed on us by our regulators;
●	dependence on our key banking and management personnel;
●	the risk that our controls and procedures may fail or be circumvented; and
●	the risk that our Written Agreement with the Federal Reserve may impair our operations or restrict our growth.

More detailed information about such risks and uncertainties may be found in our most recent Annual Report on Form 10-K, or, if applicable, in subsequently filed Forms 10-Q quarterly reports, under the captions “Forward-Looking Statements” and “Risk Factors,” which we file from time to time with the Securities and Exchange Commission. These reports are available on the Commission’s website at www.sec.gov, as well as on our website at www.towerbank.net.

Index

Tower Financial Corporation
Consolidated Balance Sheets
At March 31, 2012 (unaudited) and December 31, 2011	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$16,002,548	$60,753,268
Short-term investments and interest-earning deposits	2,154,510	3,260,509
Federal funds sold	1,960,233	3,258,245
Total cash and cash equivalents	20,117,291	67,272,022

Long-term interest-earning deposits	450,000	450,000
Securities available-for-sale, at fair value	129,136,476	128,619,951
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	6,420,341	4,930,368

Loans	457,260,271	462,561,174
Allowance for loan losses	(9,108,448)	(9,408,013)
Net loans	448,151,823	453,153,161
		-
Premises and equipment, net	9,106,481	9,062,817
Accrued interest receivable	2,309,035	2,675,870
Bank owned life insurance (BOLI)	17,228,902	17,084,858
Other real estate owned (OREO)	2,877,591	3,129,231
Prepaid FDIC Insurance	1,315,344	1,551,133
Other assets	8,422,467	8,944,145

Total assets	$649,343,451	$700,681,256

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$99,985,755	$169,757,998
Interest-bearing	452,205,173	432,278,838
Total deposits	552,190,928	602,036,836
	-	-
Federal Home Loan Bank (FHLB) advances	10,000,000	12,000,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	2,327,717	2,148,424
Other liabilities	3,924,087	4,871,924
Total liabilities	585,969,732	638,584,184

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and
December 31, 2011	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,918,136 shares issued; and 4,853,136 shares outstanding
at March 31, 2012 and December 31, 2011	44,550,826	44,542,795
Treasury stock, at cost, 65,000 shares at March 31, 2012
and December 31, 2011	(884,376)	(884,376)
Retained earnings	16,158,095	15,070,115
Accumulated other comprehensive income, net of tax of $1,828,362
at March 31, 2012 and $1,735,307 at December 31, 2011	3,549,174	3,368,538
Total stockholders' equity	63,373,719	62,097,072

Total liabilities and stockholders' equity	$649,343,451	$700,681,256

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2012 and 2011	(unaudited)
	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$5,642,745	$6,288,964
Securities - taxable	499,986	575,561
Securities - tax exempt	485,675	396,970
Other interest income	22,548	14,262
Total interest income	6,650,954	7,275,757
Interest expense:
Deposits	1,013,818	1,361,146
Short-term borrowings	7	189
FHLB advances	47,012	72,071
Junior subordinated debt	177,942	199,353
Total interest expense	1,238,779	1,632,759
Net interest income	5,412,175	5,642,998
Provision for loan losses	750,000	1,220,000
Net interest income after provision
for loan losses	4,662,175	4,422,998
Noninterest income:
Trust and brokerage fees	944,660	884,000
Service charges	293,073	290,850
Mortgage banking income	230,056	108,388
Net gain on sale of securities	34,598	58,669
Net debit card interchange income	203,856	131,679
Earnings from BOLI	144,044	130,482
Other-than-temporary loss:
Total impairment loss	-	(124,999)
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	-	(124,999)
Other income	165,458	168,144
Total noninterest income	2,015,745	1,647,213
Noninterest expense:
Salaries and benefits	2,791,953	2,559,082
Occupancy and equipment	628,353	619,606
Marketing	96,197	89,784
Data processing	371,053	309,305
Loan and professional costs	331,415	361,442
Office supplies and postage	70,399	48,947
Courier services	57,741	53,724
Business development	120,892	90,619
Communications expense	60,786	46,376
FDIC insurance premiums	245,492	506,848
OREO, net	258,245	191,920
Other expense	216,421	215,054
Total noninterest expense	5,248,947	5,092,707
Income before income taxes	1,428,973	977,504
Income tax expense	340,993	194,861
Net income	1,087,980	782,643

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income (Continued)
For the three months ended March 31, 2012 and 2011

	(unaudited)
	Three Months Ended
	March 31,
	2012	2011
Net income (continued from previous page):	$1,087,980	$782,643

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains(losses) on securities for which other- than-temporary-impairment has been recorded	(5,634)	(7,685)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	124,999
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	(5,634)	117,314

Unrealized holding gains on available-for-sale securities arising during the period	313,923	683,629
Reclassification adjustment for gains realized in income on available-for-sale securities	(34,598)	(58,669)
Net unrealized gains	279,325	624,960
Income tax expense	93,055	252,373
Total other comprehensive income	180,636	489,901
Total comprehensive income	$1,268,616	$1,272,544

Basic earnings per common share	$0.22	$0.16
Diluted earnings per common share	$0.22	$0.16
Average common shares outstanding	4,853,136	4,754,892
Average common shares and dilutive potential common shares outstanding	4,853,136	4,852,761

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the three monthes ended March 31, 2012 and 2011 (unaudited)

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			782,643			782,643

Other comprehensive income, net of tax				489,901		489,901
Total comprehensive income						1,272,544

Stock based compensation expense		11,727				11,727

Conversion of 6,250 preferred shares into 103,820 common shares	(610,655)	610,655				-

Balance, March 31, 2011	$146,558	$44,362,537	$9,233,222	$1,555,082	$(884,376)	$54,413,023

Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			1,087,980			1,087,980

Other comprehensive income, net of tax				180,636		180,636
Total comprehensive income						1,268,616

Stock based compensation expense		8,031				8,031

Balance, March 31, 2012	$-	$44,550,826	$16,158,095	$3,549,174	$(884,376)	$63,373,719

The following notes are an integral part of the financial statements.

Index

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
	(unaudited)	(unaudited)
	Three Months ended	Three Months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$1,087,980	$782,643
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	530,070	489,628
Provision for loan losses	750,000	1,220,000
Stock based compensation expense	8,031	11,727
Earnings on BOLI	(144,044)	(130,481)
Gain on sale of available-for-sale (AFS) securities	(34,598)	(58,669)
Loss on sale of premises and equipment	2,217	-
Gain on sale of loans	(230,056)	(108,388)
Loans originated for sale	(9,395,147)	(3,704,941)
Impairment on available-for-sale securities	-	124,999
Loss on sale of OREO	11,326	15,807
Write-downs of OREO	204,220	113,780
Proceeds from the sale of loans held for sale	8,135,230	5,413,400
Proceeds from the sale of portfolio loans	780,828	-
Change in accrued interest receivable	366,835	(94,957)
Change in other assets	653,086	180,849
Change in accrued interest payable	179,293	226,026
Change in other liabilities	(947,837)	(590,986)
Net cash from operating activities	1,957,434	3,890,437
Cash flows from investing activities:
Net change in loans	3,470,510	(5,414,160)
Purchase of securities AFS	(7,760,083)	(21,237,075)
Purchase of life insurance	-	(3,000,000)
Proceeds from maturities, calls and paydowns of securities AFS	6,524,248	7,284,120
Proceeds from sale of securities AFS	679,648	783,300
Purchase of premises, equipment, and leasehold improvements	(228,000)	(78,305)
Proceeds on Sale of OREO	47,420	691,180
Net cash from (used in) investing activities	2,733,743	(20,970,940)
Cash flows from financing activities:
Net change in deposits	(49,845,908)	(830,733)
Repayment of long-term FHLB advances	(2,000,000)	(2,000,000)
Change in short-term FHLB advances	-	6,100,000
Net cash from (used in) financing activities	(51,845,908)	3,269,267
Net change in cash and cash equivalents	(47,154,731)	(13,811,236)
Cash and cash equivalents, beginning of period	$67,272,022	$29,679,382
Cash and cash equivalents, end of period	$20,117,291	$15,868,146
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,059,486	$1,406,733
Income taxes	-	570,000
Non-cash Items:
Transfer of loans to Other Real Estate Owned	-	1,277,095

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at March 31, 2012 and its consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2012 and March 31, 2011 and change in stockholders’ equity and cash flows for the three-month periods ended March 31, 2012 and March 31, 2011. The condensed consolidated balance sheet of the company as of December 31,2011, has been derived from the audited consolidated balance sheet of the company as of that date.  The results for the period ended March 31, 2012 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2011 and  2010 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Summary of Significant Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  There were no material changes in the information regarding our critical accounting policies since December 31, 2011.

Note 3 – New Accounting Standards

Adoption of New Accounting Standards:  In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities was not permitted.  The amendments of this update were adopted January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments of this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption was permitted because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The amendments were adopted by the Company January 1, 2012 and were retroactively applied.

Index

Note 4 - Securities

The fair value and amortized cost of securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government agency debt obligations	$1,606,317	$1,795	$(5,410)	$1,602,702
Obligations of states and political subdivisions	53,537,291	3,270,818	-	56,808,109
Taxable obligations of states and political subdivisions	2,638,960	136,684	-	2,775,644
Mortgage-backed securities (residential)	60,637,838	1,952,740	(216,302)	62,374,276
Mortgage-backed securities (commercial)	5,338,534	237,211	-	5,575,745
Collateralized debt obligations	-	-	-	-
Total Securities	$123,758,940	$5,599,248	$(221,712)	$129,136,476

	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Government agency debt obligations	$612,799	$3,293	$-	$616,092
Obligations of states and political subdivisions	53,491,223	3,240,766	(1,504)	56,730,485
Taxable obligations of states and political subdivisions	2,642,204	101,563	-	2,743,767
Mortgage-backed securities (residential)	61,361,891	1,794,102	(304,703)	62,851,290
Mortgage-backed securities (commercial)	5,407,989	272,160	(1,832)	5,678,317
Collateralized debt obligations	-	-	-	-
Total Securities	$123,516,106	$5,411,884	$(308,039)	$128,619,951

The other-than-temporary-impairment recognized in accumulated comprehensive income was $166,418 and $160,784 for securities available-for-sale for March 31, 2012 and December 31, 2011, respectively.

The proceeds from sales of securities and the associated gains and losses for the three months ended March 31, 2012 and 2011, respectively, are listed below:

	Three Months Ended
	March 31,
	2012	2011
Proceeds from available-for-sale securities	$679,648	$783,300
Gross gains	34,660	58,879

The tax benefit (provision) related to these net gains and losses from sales of available-for-sale securities were $11,784 and $20,019 for March 31, 2012 and 2011, respectively.  There were also $62 and $210 of gross losses on calls of available-for-sale securities for the three months ending March 31, 2012 and March 31, 2011, respectively.

Index

The fair values and amortized costs of debt securities available-for-sale at March 31, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	3/31/2012
	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Available-for-sale securities:
Agencies:
Due after five to ten years	1.63%	$1,606,317	$1,602,702
Total Agencies	1.63%	$1,606,317	$1,602,702

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.29%	$60,637,838	$62,374,276
Mortgage-backed securities (commercial)	4.65%	5,338,534	5,575,745
	3.40%	$65,976,372	$67,950,021

Obligations of state and political subdivisions:
Due in one year or less	5.49%	$115,032	$115,684
Due after one to five years	5.90%	3,225,354	3,326,732
Due after five to ten years	5.63%	15,695,483	16,780,712
Due after ten years	5.31%	34,501,422	36,584,981
Total Obligations of state and political subdivisions	5.43%	$53,537,291	$56,808,109

Taxable obligations of state and political subdivisions:
Due after one to five years	2.24%	598,356	609,554
Due after ten years	4.84%	2,040,604	2,166,090
Total Obligations of state and political subdivisions	4.27%	$2,638,960	$2,775,644

Collateralized debt obligations
Due after ten years	0.00%	$-	$-

Securities with a carrying value of $18.1 million and $20.8 million were pledged to secure borrowings from the FHLB at March 31, 2012 and December 31, 2011, respectively.   Securities with a carrying value of $2.6 million and $1.8 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at March 31, 2012 and December 31, 2011, respectively.  Securities with a carrying value of $22.7 million and $23.3 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Pacific Coast Bankers Bank, and Zions Bank, to secure federal funds lines of credit at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at March 31, 2012 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
U.S. Government agency debt obligations	$994,590	$(5,410)	$-	$-	$994,590	$(5,410)
Mortgage-backed securities (residential)	4,975,663	(49,884)	313,819	(166,418)	5,289,482	(216,302)
Total available for sale securities	$5,970,253	$(55,294)	$313,819	$(166,418)	$6,284,072	$(221,712)

Index

Securities with unrealized losses at December 31, 2011 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:

Obligations of states and political subdivisions	$-	$-	$253,983	$(1,504)	$253,983	$(1,504)
Mortgage-backed securities (residential)	13,167,811	(133,590)	1,052,460	(171,113)	14,220,271	(304,703)
Mortgage-backed securities (commercial)	1,052,560	(1,832)	-	-	1,052,560	(1,832)
Total available for sale securities	$14,220,371	$(135,422)	$1,306,443	$(172,617)	$15,526,814	$(308,039)

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

We evaluate securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI forecast assumptions. Investment securities classified as available-for-sale are generally evaluated for OTTI in accordance with accounting standards on how to account for certain investments in debt and equity securities. However, certain purchased beneficial interests, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40-55, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Index

As of March 31, 2012, Tower Financial Corporation’s security portfolio consisted of 227 securities, 7 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At March 31, 2012, approximately 79% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

As of March 31, 2012, we held $13.4 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Trust Preferred Securities: The Company owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At March 31, 2011, the Company took an additional OTTI charge of $110,000 to write-off the remaining investment.  This security cannot experience any additional OTTI charges.

Private Label Collateralized Mortgage Obligation:  The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At March 31, 2012, the fair value of the investment was $313,819 and the amortized cost was $480,237.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.

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

	March 31	December 31	September 30	June 30	March 31
	2012	2011	2011	2011	2011
Delinquency 60+	23.07%	24.14%	24.24%	24.01%	25.16%
Delinquency 90+	19.63%	21.82%	22.03%	22.06%	22.36%
Other Real Estate Owned	1.37%	1.59%	1.53%	1.78%	2.58%
Foreclosure	8.90%	9.92%	12.24%	9.55%	10.70%
Bankruptcy	3.47%	2.88%	2.44%	3.12%	3.08%

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

Index

Based on the analysis performed using the assumptions above, we have determined that this Private Label CMO is other-than-temporarily-impaired and we have recorded $96,776 of cumulative credit impairment through March 31, 2012, with no additional OTTI charge for the three months ending March 31, 2012 and $14,999 for the three months ending March 31, 2011.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Beginning Balance, January 1	$1,058,118	$909,073
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	124,999
Ending Balance, March 31	$1,058,118	$1,034,072

Note 5 - Loans and Allowance for Loan Losses

Loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Balance	%	Balance	%

Commercial	$212,442,349	46.4%	$214,206,431	46.3%
Commercial real estate
Construction	29,465,239	6.4%	32,124,555	6.9%
Other	86,643,443	19.0%	86,289,841	18.7%
Residential real estate
Traditional	55,672,025	12.2%	53,985,443	11.7%
Jumbo	27,185,974	5.9%	27,859,610	6.0%
Home equity	33,649,112	7.4%	34,593,258	7.4%
Consumer	12,482,390	2.7%	13,767,906	3.0%
Total loans	457,540,532	100.0%	462,827,044	100.0%
Net deferred loan fees	(280,261)		(265,870)
Allowance for loan losses	(9,108,448)		(9,408,013)

Net loans	$448,151,823		$453,153,161

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended March 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision expense	(251,772)	675,288	(282,347)	526,010	76,396	6,425	750,000
Charge-offs	-	(1,056,235)	-	(41,661)	(66,412)	-	(1,164,308)
Recoveries	112,783	-	-	1,757	203	-	114,743
Ending Balance 3/31/2012	$3,824,289	$4,325,001	$298,224	$563,029	$29,215	$68,690	$9,108,448

Index

For the three months ended March 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	5,790,945	6,183,365	386,992	77,051	28,711	22,336	12,489,400
Provision expense	1,377,219	(91,840)	(70,458)	18,457	(5,367)	(8,011)	1,220,000
Charge-offs	(822,867)	(1,049,110)	-	(17,408)	-	-	(1,889,385)
Recoveries	37,075	47,363	-	1,767	1,575	-	87,780
Ending Balance 3/31/2011	6,382,372	5,089,778	316,534	79,867	24,919	14,325	11,907,795

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For three months ended March 31, 2012:
Commercial	$780,828
Commercial Real Estate	-

For three months ended March 31, 2011:
Commercial	$1,350,506
Commercial Real Estate	70,000

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$973,729	2,850,561	$3,824,290
Commercial Real Estate
Construction	835,000	246,684	1,081,684
Other	246,000	2,997,317	3,243,317
Residential Real Estate
Traditional	-	192,201	192,201
Jumbo	12,167	93,856	106,023
Home Equity	465,833	97,195	563,028
Consumer	-	29,215	29,215
Unallocated		68,690	68,690
Total	$2,532,729	$6,575,719	$9,108,448

Loans:
Commercial	$10,524,407	202,525,799	$213,050,206
Commercial Real Estate
Construction	3,269,287	26,166,136	29,435,423
Other	1,515,474	85,225,959	86,741,433
Residential Real Estate
Traditional	-	55,744,531	55,744,531
Jumbo	1,173,862	26,047,518	27,221,380
Home Equity	748,002	33,109,491	33,857,493
Consumer	-	12,650,928	12,650,928
Unallocated	-	-	-
Total	$17,231,032	$441,470,362	$458,701,394

Index

December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$724,605	$3,238,673	$3,963,278
Commercial Real Estate
Construction	1,765,000	762,094	2,527,094
Other	341,000	1,837,854	2,178,854
Residential Real Estate
Traditional	-	191,662	191,662
Jumbo	290,000	98,909	388,909
Home Equity	5,000	71,923	76,923
Consumer	-	19,028	19,028
Unallocated	-	62,265	62,265
Total	$3,125,605	$6,282,408	$9,408,013

Loans:
Commercial	$8,818,710	$206,084,106	$214,902,816
Commercial Real Estate
Construction	5,742,203	26,379,914	32,122,117
Other	1,468,978	84,932,468	86,401,446
Residential Real Estate
Traditional	-	54,112,445	54,112,445
Jumbo	1,214,846	26,710,303	27,925,149
Home Equity	340,313	34,477,182	34,817,495
Consumer	-	13,972,956	13,972,956
Unallocated	-	-	-
Total	$17,585,050	$446,669,374	$464,254,424

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$6,201,335	6,112,818	$-
Commercial Real Estate
Construction	1,954,869	1,955,413	-
Other	895,967	896,568	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	9,052,171	8,964,799	-
With related allowance recorded:
Commercial	4,405,498	4,411,589	973,729
Commercial Real Estate
Construction	1,313,874	1,313,874	835,000
Other	619,075	618,906	246,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,173,862	12,167
Home Equity	747,833	748,002	465,833
Consumer	-	-	-
	8,260,302	8,266,233	2,532,729

	17,312,473	$17,231,032	$2,532,729

Index

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$5,580,204	$5,485,888	$-
Commercial Real Estate
Construction	2,133,547	2,134,090	-
Other	267,610	267,509	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,981,361	7,887,487	-
With related allowance recorded:
Commercial	3,328,648	3,332,822	724,605
Commercial Real Estate
Construction	3,597,546	3,608,113	1,765,000
Other	1,198,072	1,201,469	341,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,214,846	290,000
Home Equity	337,833	340,313	5,000
Consumer	-	-	-
	9,636,121	9,697,563	3,125,605

	$17,617,482	$17,585,050	$3,125,605

Index

The following table presents the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for years ended March 31, 2012 and March 31, 2011:

For three months ended	March 31, 2012	March 31, 2011

Average impaired loans during the period:
Commercial	$8,785,497	$15,987,011
Commercial Real Estate
Construction	4,320,126	3,560,177
Other	2,642,499	11,015,678
Residential Real Estate
Traditional	-	-
Jumbo	1,174,022	-
Home Equity	542,833	-

Interest recognized on impaired loans:
Commercial	95,365	159,397
Commercial Real Estate
Construction	41,251	47,245
Other	63,828	70,047
Residential Real Estate
Traditional	-	-
Jumbo	-	-
Home Equity	539	-

Cash-basis interest income recognized:
Commercial	67,395	134,391
Commercial Real Estate
Construction	37,541	43,318
Other	58,158	64,577
Residential Real Estate
Traditional	-	-
Jumbo	-	-
Home Equity	472	-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$7,216,453	$342,273
Commercial Real Estate
Construction	3,269,287	-
Other	1,515,474	-
Residential Real Estate
Traditional	455,791	459,864
Jumbo	1,173,862	-
Home Equity	748,002	96,064
Consumer	-	15,870
Total	$14,378,869	$914,071

Index

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,018,472	$-
Commercial Real Estate
Construction	2,134,090	285,123
Other	977,324	149,409
Residential Real Estate
Traditional	520,998	169,168
Jumbo	-	1,214,846
Home Equity	29,961	195,459
Consumer	-	41,473
Total	$8,680,845	$2,055,478

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011:

March 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$2,066,619	$2,207,979	$5,163,474	9,438,072	$203,612,134
Commercial Real Estate
Construction	-	1,313,874	879,728	2,193,602	27,241,821
Other	159,228	488,328	1,027,147	1,674,703	85,066,730
Residential Real Estate
Traditional	703,507	56,393	915,655	1,675,555	54,068,976
Jumbo	-	-	1,173,862	1,173,862	26,047,518
Home Equity	141,695	80,003	844,066	1,065,764	32,791,729
Consumer	118,830	57,611	15,870	192,311	12,458,617
Total	$3,189,879	$4,204,188	$10,019,802	$17,413,869	$441,287,525

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,633,467	$3,804,642	$2,396,430	7,834,539	$207,068,277
Commercial Real Estate
Construction	-	63,517	1,280,115	1,343,632	30,778,485
Other	-	-	1,126,733	1,126,733	85,274,713
Residential Real Estate
Traditional	519,241	81,550	690,166	1,290,957	52,821,488
Jumbo	-	-	1,214,846	1,214,846	26,710,303
Home Equity	742,025	-	225,420	967,445	33,850,050
Consumer	261,922	47,402	41,473	350,797	13,622,159
Total	$3,156,655	$3,997,111	$6,975,183	$14,128,949	$450,125,475

Troubled Debt Restructurings:

The Company has allocated $1.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011.  The Company has committed to lend additional amounts totaling up to $0 and $51,727 as of March 31, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ending March 31, 2012, there were no loans modified that met the definition of a troubled debt restructuring.

Index

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not impact the allowance for loan losses and resulted in no charge offs during the three-month period ending March 31, 2012.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $1.0 million and resulted in no charge offs as of March 31, 2012 and December 31, 2011, respectively.

The terms of certain other loans were modified during the three months ending March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $16.1 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

March 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,101,830	$12,015,469	$6,716,454	$7,216,453
Commercial Real Estate
Construction	-	25,506,204	659,932	-	3,269,287
Other	-	76,880,455	7,814,970	530,534	1,515,474
Residential Real Estate
Traditional	55,744,531	-	-	-	-
Jumbo	26,047,518	-	-	-	1,173,862
Home Equity	33,109,491	-	-	-	748,002
Consumer	12,650,928	-	-	-	-
Total	$127,552,468	$289,488,489	$20,490,371	$7,246,988	$13,923,078

Index

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,479,747	$16,599,802	$5,804,795	$5,018,472
Commercial Real Estate
Construction	-	23,690,072	2,579,325	3,718,630	2,134,090
Other	-	82,262,782	2,134,424	1,026,916	977,324
Residential Real Estate
Traditional	54,112,445	-	-	-	-
Jumbo	26,710,303	-	-	1,214,846	-
Home Equity	34,477,182	-	-	340,313	-
Consumer	13,972,956	-	-	-	-
Total	$129,272,886	$293,432,601	$21,313,551	$12,105,500	$8,129,886

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of March 31, 2012 and December 31, 2011:

March 31, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$54,068,976	$759,900	$459,864	$455,791
Jumbo	26,047,518	-	-	1,173,862
Home Equity	32,791,729	221,698	96,064	748,002
Consumer	12,458,617	176,441	15,870	-
Total	$125,366,840	$1,158,039	$571,798	$2,377,655

December 31, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,821,488	$600,791	$169,168	$520,998
Jumbo	26,710,303	-	1,214,846	-
Home Equity	33,850,050	742,025	195,459	29,961
Consumer	13,622,159	309,324	41,473	-
Total	$127,004,000	$1,652,140	$1,620,946	$550,959

Note 6 – Fair Value

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

Index

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$1,602,702	$-	$1,602,702
Obligations of states and political subdivisions	-	56,808,109	-	56,808,109
Taxable obligations of states and political subdivisions	-	2,775,644	-	2,775,644
Mortgage-backed securities (residential)	-	62,060,457	313,819	62,374,276
Mortgage-backed securities (commercial)	-	5,575,745	-	5,575,745
Collateralized debt obligations	-	-	-	-
Total	$-	$128,822,657	$313,819	$129,136,476

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$616,092	$-	$616,092
Obligations of states and political subdivisions	-	53,044,197	3,686,288	56,730,485
Taxable obligations of states and political subdivisions	-	2,743,767	-	2,743,767
Mortgage-backed securities (residential)	-	49,764,746	13,086,544	62,851,290
Mortgage-backed securities (commercial)	-	5,678,317	-	5,678,317
Collateralized debt obligations	-	-	-	-
Total	$-	$111,847,119	$16,772,832	$128,619,951

Loans held for sale	$-	$4,930,368	$-	$4,930,368

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which includes one of our mortgage-backed securities and the one collateralized debt obligation we hold, which has been written down to no book value or market value as of March 31, 2012.  The once active market has become comparatively inactive on both of these securities.  As such, these investments are priced at March 31, 2012 and December 31, 2011 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

Loans Held for Sale, at Fair Value:  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Index

Level 3 Reconciliation

The following tables represent the changes in the Level 3 fair-value category for the period ended March 31, 2012 and March 31, 2011.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for three months ended March 31, 2012 and March 31, 2011.

	March 31
Collateralized Debt Obligation	2012	2011

Beginning Balance, January 1	$-	$4,600
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	(110,000)
Included in other comprehensive income	-	105,400
Transfers in (out) of Level 3	-	-
Ending Balance, March 31	$-	$-

	March 31
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, January 1	$13,086,544	$8,391,642
Principal paydowns	(880,988)	(747,556)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(23,858)	(1,980)
Credit loss recognized in earnings	-	(14,999)
Included in other comprehensive income	75,153	23,065
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(11,943,032)	-
Ending Balance, March 31	$313,819	$7,650,172

	March 31
Obligations of states and politicial subdivisions	2012	2011

Beginning Balance, January 1	$3,686,288	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(42)	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	(5,581)	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(3,680,665)	-
Ending Balance, March 31	$-	$-

Index

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month periods ending March 31, 2012 and March 31, 2011 for Level 3 assets that are still held at March 31.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Three Months Ended March 31
Collateralized Debt Obligation	2012	2011
Impairment recognized in earnings	$-	$110,000

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Three Months Ended March 31
Mortgage backed securities (residential)	2012	2011
Impairment recognized in earnings	$-	$14,999

Transfers between Levels

Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows for the three-month period ending March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Reason for Transfer
Transfers from level:

Mortgage-backed securities (residential)	$-	$-	$(11,943,032)	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	-	(3,680,665)	Increased market activity removed need for significant unobservable inputs

Total transfers from level	$-	$-	$(15,623,697)

Transfers to level:

Mortgage-backed securities (residential)	$-	$11,943,032	$-	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	3,680,665	-	Increased market activity removed need for significant unobservable inputs

Total transfers to level	$-	$15,623,697	$-

Index

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Residential mortgage- backed securities	$313,819	Discounted cash flow	Severity rate	50%
			Discount rate	6%
			Marketability yield	12%-15%

Collateralized debt obligations	-	Discounted cash flow	Credit risk	Not available
			Default rate	2%
			Prepayment and auction calls	Not available

Other real estate owned	864,700	Market comparable securities	Comparability adjustments	Not available

Collateral-dependent impaired loans	7,425,003	Market comparable securities	Comparability adjustments	Not available

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Residential Mortgage-backed Securities: The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities are prepayment rates, probability of default and loss severity in the event of default.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

States and Political Subdivision Securities: The significant unobservable inputs used in the fair value measurement of the Company’s states and political subdivision securities are premiums for unrated securities and marketability discounts.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

 Collateralized Debt Obligations: The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt obligations are offered quotes and comparability adjustments.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

		March 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$3,525,202	$3,525,202
Commercial Real Estate
Construction			1,598,874	1,598,874
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			1,161,855	1,161,855
Home Equity			282,000	282,000
Other real estate owned:
Commercial Real Estate
Construction			$669,400	$669,400
Other			-	-
Residential Real Estate
Traditional			195,300	195,300
Jumbo			-	-

Index

		December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$2,616,202	$2,616,202
Commercial Real Estate
Construction			2,982,632	2,982,632
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			884,022	884,022
Home Equity			332,833	332,833
Other real estate owned:
Commercial Real Estate
Construction			$1,705,300	$1,705,300
Other			428,350	428,350
Residential Real Estate
Traditional			388,420	388,420
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at March 31, 2012 and December 31, 2011. Only financial instruments are shown.

	Fair Value Measurements Using:
	Carrying
March 31, 2012	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,117,291	$20,117,291	$-	$-
Long-term interest earning deposits	450,000	-	450,000	-
Securities available-for-sale	129,136,476	-	128,822,657	313,819
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	6,420,341	-	6,420,341	-
Loans, net	448,151,823	-	-	454,048,132
Accrued interest receivable	2,309,035	-	2,309,035	-
Financial liabilities:
Deposits	(552,190,928)	-	(555,201,676)	-
FHLB advances	(10,000,000)	-	(10,062,300)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(2,327,717)	-	(2,327,717)	-

	Fair Value Measurements Using:
	Carrying
December 31, 2011	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,272,022	$67,272,022	$-	$-
Long-term interest earning deposits	450,000	-	450,000	-
Securities available-for-sale	128,619,951	-	111,847,119	16,772,832
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,930,368	-	4,930,368	-
Loans, net	453,153,161	-	-	454,410,053
Accrued interest receivable	2,675,870	-	2,675,870	-
Financial liabilities:
Deposits	(602,036,836)	-	(605,724,529)	-
FHLB advances	(12,000,000)	-	(12,085,500)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(2,148,424)	-	(2,148,424)	-

Index

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value.

Cash and Cash Equivalents: The carrying amount approximates fair value.

Long-term interest earning deposits: The carrying amount approximates fair value.

Securities available-for-sale: Estimated fair value for securities available-for-sale is consistent with the fair value hierarchy as described above.  For securities where quoted market prices are not available, fair values are estimated based on the fair value of similar securities and in some cases on unobservable inputs due to inactive market activity.

FHLB and FRB stock: Fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Loans held for sale: The carrying amount approximates fair value due to the insignificant time between origination and date of sale.  The carrying amount is the amount funded and accrued interest.

Loans: Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Accrued interest receivable and payable: The carrying amount approximates fair value.  The carrying amount is determined using the interest rate, balance and last payment date.

Deposits: Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities.  The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company.  The rates were the average of current rates offered by local competitors of the bank subsidiaries.

The estimated fair value of demand, NOW, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Federal Home Loan Bank advances: Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities.  These rates were obtained from current rates offered by FHLB.

Junior subordinated debt: Fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates.  The market rates used were averages of currently traded trust preferred securities with similar characteristics to the Company’s issuances and obtained from an independent third party.

Note 7 - Federal Home Loan Bank Advances

At March 31, 2012 and December 31, 2011, advances from the Federal Home Loan Bank ("FHLB") were:

	March 31, 2012	December 31, 2011

3.55% bullet advance, principal due at maturity March 26, 2012	-	2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	5,000,000	5,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000

Total Federal Home Loan Bank advances	$10,000,000	$12,000,000

Of the total FHLB borrowings at March 31, 2012 and December 31, 2011, no advances had callable options.

Index

At March 31, 2012 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2012	5,000,000
2013	5,000,000

$10,000,000

Note 8 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 50,154 remain outstanding as of March 31, 2012.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for three months ended March 31, 2012 and March 31, 2011.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

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

A summary of the option activity under the Plans as of March 31, 2012 and changes during the three-month period then ended are presented below:

		Weighted-	Weighted-
		Average	Average
		Aggregate	Remaining
		Exercise	Contractual
Options	Shares	Price	Term

Outstanding at 1/1/12	59,654	$14.33	2.31

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	(9,500)	13.55	-

Outstanding at 3/31/12	50,154	14.48	2.47

Vested or expected to vest at 3/31/12	50,154	14.48	2.47

Exercisable at 3/31/12	50,154	14.48	2.47

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2012, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2012, 20,500 shares have been granted in the form of restricted stock, of which 15,875 shares have vested and 625 shares have been forfeited.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $8,031 and $11,727 for the three months ended March 31, 2012 and 2011, respectively.  Future expense related to this award will be $6,593 in 2012, $2,125 in 2013, and $2,125 in 2014.  The total fair value of shares vested during the three months ended March 31, 2012 was $6,233.

Index

A summary of the restricted stock activity as of March 31, 2012 and changes during the three-month period then ended are presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at 1/1/12	4,750	$9.14

Granted	-	-

Vested	(750)	6.58

Forfeited	-	-

Outstanding at 3/31/12	4,000	9.63

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

As of December 31, 2011, Steps 1 and 2 requirements for the Bank participants and Step 2 requirements for the Trust participants were met.  Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards.  The awards associated with Step 1 for the Trust participants remain in place, as the Trust company has until the end of fiscal year 2012 to achieve those targets.  There are 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust participant plan.  The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust participants have been achieved.  Per the terms of the Plan, the awards cannot be paid out until we are released from our formal written agreement with the Federal Reserve.  If the formal agreement remains in place at the end of 2012, the awards for Step 1 will be forfeited.  As a result, the compensation cost has been charged against income to accrue for the granting of these unrestricted shares and cash payments creating an accrual in the amount of $369,935 at December 31, 2011.  Due to an increase in the price per share of the Company’s stock from $8.31 at December 31, 2011 to $10.60 at March 31, 2012, an additional compensation cost of $54,635 was charged against income in the first quarter of 2012 to bring the accrual to $424,570, which is included in other liabilities in the consolidated balance sheet.

Index

Note 9 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2012 and March 31, 2011. Options for 50,154 and 74,654 shares of common stock were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2012 and 2011, respectively, because they were not dilutive.  The Company also had preferred stock which could be converted at the option of the holders into 24,917 shares of common stock as of March 31, 2011. All preferred stock has been converted to common stock as of March 31, 2012.

	Three Months Ended March 31,
	2012	2011
Basic
Net income available to common shareholders	$1,087,980	$782,643
Weighted average common shares outstanding	4,853,136	4,754,892
Basic earnings per common share	$0.22	$0.16

Diluted
Net income available to common shareholders	$1,087,980	$782,643
Weighted average common shares outstanding	4,853,136	4,754,892
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	97,869

Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,853,136	4,852,761
Diluted earnings per common share	$0.22	$0.16

Index

Note 10 – Business Segments

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

	As of and for the three months ended March 31, 2012
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,582,880	$7,237	$(177,942)	$-	$5,412,175

Non-interest income	1,063,202	944,707	1,313,142	(1,305,306)	2,015,745

Non-interest expense	4,375,261	687,273	186,413	-	5,248,947

Noncash items
Provision for loan losses	750,000	-	-	-	750,000
Depreciation/Amortization	520,155	9,915	-	-	530,070

Income tax expense (benefit)	376,481	103,705	(139,193)		340,993

Segment Profit/(Loss)	1,144,340	160,966	1,087,980	(1,305,306)	1,087,980

Balance Sheet Information
Segment Assets	641,546,569	7,614,696	87,538,523	(87,356,337)	649,343,451

	As of and for the three monhts ended March 31, 2011
		Wealth	Corporate &
	Bank	Management	Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,820,305	$22,046	$(199,353)	$-	$5,642,998

Non-interest income	754,927	886,039	1,043,801	(1,037,554)	1,647,213

Non-interest expense	4,289,994	609,592	193,121	-	5,092,707

Noncash items
Provision for loan losses	1,220,000	-	-	-	1,220,000
Depreciation/Amortization	476,435	13,193	-	-	489,628

Income tax expense (benefit)	226,572	99,605	(131,316)	-	194,861

Segment Profit/(Loss)	838,666	198,888	782,643	(1,037,554)	782,643

Balance Sheet Information
Segment Assets	658,382,461	6,648,921	78,009,855	(78,924,404)	664,116,833

Index

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Index

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2012 and December 31, 2011 and results of operations for the three month periods ended March 31, 2012 and March 31, 2011.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Net income for the first quarter of 2012 was $1.1 million compared to $782,643 for the first quarter of 2011.  This $305,337, or 39.0%, increase in net income is the result of a decrease in provision expense and an increase in noninterest income.  Offsetting the increases in net income was a decrease in net interest income and an increase in noninterest expenses. The decrease in provision expense was driven by a decrease in net charge-offs, a slight reduction in our impaired loans, and a decrease in the specific reserves on individual notes per ASC 310-10.  The increase in noninterest income was primarily due to the increase in mortgage banking income, the decrease in other-than-temporary-impairment on available-for-sale securities, and the increase in debit card interchange income.  The decrease in average loans outstanding coupled with a decrease in net interest margin from 3.83% for the first quarter of 2011 to 3.76% for the first quarter of 2012 resulted in the decrease in net interest income.  Noninterest expense increased as a result of increases in salaries and benefits, data processing, and OREO expenses.

Total assets decreased $51.4 million, or 7.3%, from $700.7 million at December 31, 2011 to $649.3 million at March 31, 2012 as a result of a decrease of $47.2 million in cash and cash equivalents.  As described in our Form 10-K for December 31, 2011, we had approximately $48.0 million of extremely short-term deposits held in cash and cash equivalents at December 31, 2011 that were withdrawn from the bank in January 2012.  Total loans decreased by $5.3 million from December 31, 2011 to March 31, 2012, which offset an increase of $632,106 in long-term investments and a decrease in FHLB advances of $2.0 million.  The decrease in total loans was the result of decreases of $2.3 million, $1.8 million and $1.3 million in commercial real estate, commercial, and consumer loans, respectively.

Total deposits decreased by $49.8 million, or 8.3%, from December 31, 2011 to March 31, 2012.  The decrease in total deposits to $552.2 million at March 31, 2012 was primarily related to the $48.0 million of extremely short-term deposits held in cash and cash equivalents as described above.  Offsetting the decrease was an increase of $15.5 million in health savings accounts (HSAs) from employer contributions made in January annually, which are included in interest bearing checking accounts.  As a result of the cash inflow from HSAs, we were able to decrease brokered certificates of deposit by $19.3 million, of which we prepaid $9.8 million prior to their scheduled maturity. We also experienced a shift in the deposit portfolio between noninterest bearing deposits and interest bearing deposits due to the addition of a new interest bearing demand deposit product for business customers.

Financial Condition

Total assets were $649.3 million at March 31, 2012 compared to total assets of $700.7 million at December 31, 2011.  The decrease was primarily in cash and cash equivalents as a result of the $48.0 million of extremely short-term deposits being withdrawn in January 2012.  Also impacting the decrease in total assets was a $5.3 million decrease in total loans.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $20.1 million at March 31, 2012.  This was a $47.2 million, or 70.1%, decrease from December 31, 2011.  This decrease was expected based on the $48.0 million of extremely short-term deposits reported at December 31, 2011.  As previously described on Form 10-K as of December 31, 2011, these short-term deposits were withdrawn in January 2012.

Loans. Total loans decreased $5.3 million from December 31, 2011 to $457.3 million.  The decrease was the result of decreases of $2.3 million, $1.8 million and $1.3 million in commercial real estate, commercial, and consumer loans, respectively.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, and OREO.  Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans.  Nonperforming assets increased by $2.5 million from $16.0 million, or 2.3% of total assets, at December 31, 2011 to $18.5 million, or 2.8% of total assets, at March 31, 2012 primarily due to a residential real estate loan, a commercial loan, and one home equity loan totaling $1.8 million moving to nonaccrual, which were previously impaired with specific reserves set per ASC 310-10 of $350,000 at December 31, 2011 and $600,000 at March 31, 2012.  We also had two troubled debt restructured loan relationships totaling $1.8 million that were reported as impaired with specific reserves of $1.0 million.  Subsequent to the modifications, these two relationships have defaulted on their payments and have moved to nonaccrual status with no change to the specific reserve.  At March 31, 2012, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

Index

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2012	December 31, 2011

Loans past due over 90 days and still accruing	$902,389	$2,007,098
Nonperforming restructured loans	-	1,804,724
Nonaccrual loans	14,374,511	8,682,161
Total nonperforming loans	$15,276,900	$12,493,983
Other real estate owned	2,877,591	3,129,231
Impaired Securities	313,819	331,464
Total nonperforming assets	$18,468,310	$15,954,678

Nonperforming assets to total assets	2.84%	2.28%

Nonperforming loans to total loans	3.34%	2.70%

While nonperforming assets have increased, loans reported as impaired decreased slightly to $17.3 million from the $17.6 million reported at December 31, 2011.  During the three months ended March 31, 2012, we added $5.7 million in loans to non-accrual status during the quarter. $3.6 million of these loans were already deemed impaired at December 31, 2011 and adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets.  The remaining $2.1 million in the growth in non-accruals was offset by dispositions or resolutions of loans already deemed impaired.

During the first quarter of 2012, five commercial loans totaling $2.4 million, three commercial real estate loans totaling $1.9 million, one residential loan in the amount of $1.2 million, and two home equity loans totaling $747,833 were added to nonaccrual status.  These additions were offset by approximately $350,000 of payments received on loans classified as nonaccrual.

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $9.9 million, with a valuation allowance of $2.5 million, resulting in an additional provision for loan losses of $743,000 for three months ended March 31, 2012 compared to additional provision expense of $428,000 for three months ended March 31, 2011.  At December 31, 2011, impaired loans had a carrying value of $10.8 million and a valuation allowance of $3.1 million.  The decrease in the valuation allowance from December 31, 2011 to March 31, 2012 was primarily due to a charge off taken on one impaired commercial real estate relationship with a carrying value of $2.3 million and a valuation allowance of $930,000.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value.   Our internal policy on OREO properties requires an updated appraisal every 12 months.  Three appraisals were received in the first quarter of 2012 at which time those properties were written down to fair value.  OREO decreased by $251,640 as a result of two sales totaling $47,420 and write-downs on three properties totaling $204,220.  There were no additions to OREO for the three months ending March 31, 2012 and the carrying value was $864,700, with no valuation allowance.  At March 31, 2011, the carrying value of OREO properties was $1.6 million, with a valuation allowance of $60,000, resulting in additional OREO expense of approximately $113,780 for the three months ended March 31, 2011.

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

Index

The allowance for loan losses at March 31, 2012 was $9.1 million, or 1.99% of total loans outstanding, a decrease of $299,566 from $9.4 million, or 2.03% of total loans outstanding, at December 31, 2011.  The provision for loan losses for the first three months in 2012 was $750,000 compared to $1.2 million for the first three months in 2012.

For the first quarter of 2012, we were in a net charge-off position of $1.0 million compared to a net charge-off position of $1.8 million at March 31, 2011.  Of the $1.2 million in charge-offs, one $2.2 million commercial real estate development loan recorded a charge-off of $931,150 (which was completely reserved for at December 31, 2011) as a result of the sale of the project at the net amount, which was approximately the appraised value.

All Other Assets. All other assets decreased $1.2 million as a result of decreases in accrued interest receivable, OREO, and prepaid FDIC insurance by $366,835, $251,640, and $235,789, respectively.  Accrued interest receivable decreased as a result of the $5.3 million decrease in loans outstanding from December 31, 2011 coupled with a decrease in the net interest margin.  OREO decreased due to sales of $47,420 and write-downs on three properties totaling $204,220.

Deposits. Total deposits were $552.2 million at March 31, 2012 compared to $602.0 million at December 31, 2011.  Of the $49.8 million decrease from December 31, 2011, there were approximately $48.0 million of extremely short-term deposits that were withdrawn in January 2012 as previously disclosed in the Company’s Form 10-K as of December 31, 2011.  These deposits comprised of funds from two customers who had significant business transactions at the end of 2011 and needed a short-term option for holding the funds until a permanent option had been selected.

Aside from these short-term deposits, we experienced a shift in our balance sheet that we anticipate will have a positive impact on our net interest margin going forward.  In January, we received a large inflow of cash from employer funded contributions to HSA accounts, which resulted in a $15.5 million increase from $65.1 million at December 31, 2011 to $80.6 million at March 31, 2012 at an average rate of 0.12%.  This increase in funding allowed us to reduce the amount of brokered deposits outstanding from $102.6 million at December 31, 2011 to $83.3 million.  Of the $19.3 million decrease in brokered deposits, $9.8 million were called prior to maturity with a weighted average rate of 2.59%.  While we accelerated the amortization of the brokered deposit fees causing net additional interest expense of approximately $70,000 for the quarter ending March 31, 2012, we expect to save approximately $20,000 per month in interest expense beginning in March 2012 and going forward until this funding would need to be replaced.

We also experienced a shift between noninterest bearing demand deposits and interest bearing demand deposits as a result of the new deposit product that pays interest on business deposits, which only recently became possible with the enactment of the Frank-Dodd Act.  This new deposit product had a balance of $24.0 million at March 31, 2012, which primarily came from existing accounts previously included in the noninterest bearing demand deposits.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2012		December 31, 2011
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$99,985,755	18.1%	$169,757,998	28.2%
Interest-bearing checking	154,840,739	28.1%	114,864,680	19.1%
Money market	130,956,327	23.7%	127,986,494	21.3%
Savings	24,719,341	4.5%	22,397,928	3.7%
Time, under $100,000	35,058,808	6.3%	38,573,165	6.4%
Total core deposits	445,560,970	80.7%	473,580,265	78.7%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	23,298,715	4.2%	25,828,697	4.3%
Out-of-market non-core deposits:
Money market	12,033,648	2.2%	12,032,097	2.0%
Brokered certificate of deposits	71,297,595	12.9%	90,595,777	15.0%
Total out-of-market deposits	83,331,243	15.1%	102,627,874	17.0%
Total non-core deposits	106,629,958	19.3%	128,456,571	21.3%

Total deposits	$552,190,928	100.0%	$602,036,836	100.0%

Index

Borrowings. The Company had borrowings of $27.5 million at March 31, 2012 compared to $29.5 million at December 31, 2011.  The decrease was due to not replacing the 3.55% fixed rate bullet for $2.0 million that matured in March 2012.  The remaining $10.0 million of FHLB advances at March 31, 2012 were fixed rate bullets with maturities ranging from May 2012 to August 2013.  We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at March 31, 2012 and December 31, 2011. We currently have two statutory trust subsidiaries, TCT2 and TCT 3.  TCT 2 moved from a fixed rate of 6.21% to a floating rate of LIBOR plus 1.34% in December 2010 on $8.0 million of debt.  TCT 3 moved from a fixed rate of 6.56% to a floating rate of LIBOR plus 1.69% on March 1, 2012 on the remaining $9.0 million of debt.  Interest rates at March 31, 2011 for TCT 2 and TCT 3 were 1.92% and 2.18%, respectively.

All Other Liabilities. All other liabilities decreased by $768,544 due to paying out year end accruals, including profit sharing, incentive bonuses, and deferred director fees.  These decreases were offset by an increase in accrued interest payable from continuing to defer the interest payments on our trust preferred debt.

Results of Operations

For the Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2012 reflected net income of $1.1 million, or $0.22 per diluted share.  This was a $305,337 increase from net income of $782,643, or $0.16 per diluted share, reported for the three-month period ending March 31, 2011.  The increase in net income was primarily due to the decrease in provision expense of $470,000 and the increase in noninterest income of $368,532.  These increases were offset by a decrease in net interest income of $230,823 and an increase in noninterest expenses of $156,240.

Performance Ratios	March 31
	2012	2011

Return on average assets *	0.65%	0.48%
Return on average equity *	6.94%	5.91%
Net interest margin (TEY) *	3.76%	3.83%
Efficiency ratio	70.67%	69.86%

* annualized

Net Interest Income. Interest income for the three-month periods ended March 31, 2012 and 2011 was $6.6 million and $7.3 million, respectively, while interest expense for the first quarter was $1.2 million in 2012 and $1.6 million in 2011, resulting in net interest income of  $5.4 million and $5.6 million for the same three-month periods in 2012 and 2011, respectively.  The reduction of net interest income from 2011 to 2012 was due to a decrease in net interest margin coupled with a decrease of $12.8 million in average earning assets.  The tax equivalent net interest margin for the first quarter of 2012 was 3.76%, while the tax equivalent net interest margin for the first quarter of 2011 was 3.83%.  The decrease in our net interest margin was two-fold.  First, we moved approximately $6.2 million of loans to nonaccrual status, which reversed approximately $117,000 in accrued interest during the first quarter.  Second, we prepaid $9.8 million of brokered certificates of deposit prior to their maturity during the first quarter of 2012 causing an acceleration in the amortization of the brokered deposit fees, which amounted to approximately $70,000 of net additional interest expense during the quarter.  To combat the decrease in net interest margin, we aggressively reduced the interest rates paid on deposits throughout 2011 and shifted the deposit portfolio from higher cost certificates of deposit and money market accounts to noninterest bearing or interest bearing demand deposit accounts.

Index

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	March 31, 2012			March 31, 2011
		Interest	Annualized		Interest	Annualized
	Average	Earned	Yield	Average	Earned	Yield
($ in thousands)	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Short-term investments and interest-earning deposits	$2,601	$21	3.25%	$2,785	$13	1.89%
Federal funds sold	3,274	1	0.12%	2,013	1	0.20%
Securities - taxable	77,211	500	2.60%	80,112	579	3.00%
Securities - tax exempt (1)	57,035	736	5.19%	41,668	596	5.81%
Loans held for sale	2,647	-	0.00%	1,689	-	0.00%
Loans	462,661	5,643	4.91%	489,999	6,289	5.21%
Total interest-earning assets	605,429	6,901	4.58%	618,266	7,478	4.91%
Allowance for loan losses	(9,620)			(12,964)
Cash and due from banks	34,724			19,509
Other assets	41,153			39,753
Total assets	$671,686			$664,564
Liabilities and Stockholders' Equity
Interest-bearing checking	$154,398	$52	0.14%	$115,584	$46	0.16%
Savings	23,068	3	0.05%	23,156	15	0.26%
Money market	128,351	105	0.33%	167,363	194	0.47%
Certificates of deposit	151,071	854	2.27%	185,183	1,106	2.42%
Short-term borrowings	4	-	0.00%	67	-	0.00%
FHLB advances	11,872	47	1.59%	10,489	72	2.78%
Junior subordinated debt	17,527	178	4.08%	17,527	200	4.63%
Total interest-bearing liabilities	486,291	1,239	1.02%	519,369	1,633	1.28%
Noninterest-bearing checking	115,246			86,368
Other liabilities	7,128			5,165
Stockholders' equity	63,021			53,662
Total liabilities and stockholders' equity	$671,686			$664,564
Net interest income		$5,662			$5,845
Rate spread			3.56%			3.63%
Net interest income as a percent of average earning assets			3.76%			3.83%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $750,000, or 65 basis points, annualized, on average loans during the first quarter of 2012 as compared to $1.2 million, or 101 basis points, annualized, on average loans for the first quarter of 2011.  The allowance for loan losses at March 31, 2012 totaled $9.1 million and was 1.99% of total loans outstanding on that date.  For the three-month period ended March 31, 2012 we were in a net charge-off position of $1.0 million, or 91 basis points, annualized, on average loans compared to net charge-off of $1.8 million, or 149 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in 2012 were mainly made up of one loan.  One commercial real estate loan recorded a $931,150 charge-off (which was completely reserved for at December 31, 2011) as a result of the sale of the project at the net amount, which was approximately the appraised value.

Noninterest income. Noninterest income was $2.0 million for the first quarter of 2012 compared to $1.6 million for the first quarter of 2011.  This was a $368,532, or 22.4%, increase from the same period in the prior year.  The majority of the increase was the result of increases of $121,668 and $72,177 in mortgage banking income and net debit card interchange income, respectively, and a decrease in the impairment on available-for-sale securities of $124,999.  The increase in mortgage banking income was due to an increase in the loans originated for sale compared to the same period in 2011 and an increase in the origination fees charged for each loan.  Net debit card interchange income increased due to higher volume related to increased deposit accounts and cards issued.  The increase in accounts and card issuance came primarily from our HSA product.  We have experienced significant growth in our HSA product over the past several years.  As of March 31, 2012, we have approximately 45,000 accounts, which represents an increase of 7,000 accounts, or 18% percent, from March 31, 2011.   HSA’s are a key item in our strategy to grow core deposits, as well as provide for opportunities outside our normal market area.  The decrease in the impairment on available-for-sale securities was the result of an improvement in the cash flows of the security resulting in no additional impairment for the quarter ending March 31, 2012 compared to March 31, 2011.  Also adding to the increase in noninterest income was the $60,660 increase in trust and brokerage fees as a result of an increase in assets under management, which was comprised of a combination of sales and an improvement in market conditions.

Index

Noninterest Expenses. Noninterest expenses were $5.2 million for the first quarter of 2012 compared to $5.1 million reported in the first quarter of 2011.  The main components of noninterest expense for the first three months of 2012 were salaries and benefits of $2.8 million, occupancy and equipment of $628,353, data processing of $371,053, and loan and professional of $331,415.  The increase of $156,240 in noninterest expenses from the same three months in 2011 to 2012 was primarily due to increases of $232,871, $66,325, and $61,748 in salaries and benefits expenses, OREO expenses, and data processing expenses, respectively.  Offsetting the increases was a decrease in FDIC insurance premiums of $261,356.  Salaries and benefits expense increased $232,871 primarily due to annual employee raises based on merit,  increased brokerage commissions based on the increase in brokerage sales, and the additional compensation cost associated with the Long-term Incentive Plan based on an increase in the stock price from December 31, 2011 by $2.29 per share.  OREO expenses were up due to receiving three new appraisals that resulted in additional write-downs to fair value.  Data processing was up primarily due to the increase in the number of accounts we have open and the timing of certain expenses specific to year end reporting.  FDIC insurance premiums decreased $261,356 due to a change in the calculation of assessment rates on smaller financial institutions and a subsequent reduction in the assessment rates specific to our premiums during the second quarter of 2011.

Income Taxes. During the quarters ended March 31, 2012 and 2011, the Company recorded $340,993 and $194,861 in income taxes, respectively.  The effective tax rate recorded was 23.9% for 2012 compared to 19.9% for 2011.  The increase in the effective tax rate from 2011 was due to recording state income tax as a result of the liquidation of the real estate investment trust, Tower Funding Corp, and the investment subsidiary, Tower Capital Investments, Inc., as of September 30, 2011.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $49.8 million in total deposits during the first three months of 2012.  As previously described in the Company’s Form 10-K as of December 31, 2011, we had $48.0 million of extremely short-term deposits that we maintained in cash and cash equivalents knowing the funds would be withdrawn in January 2012.  Despite this decrease, we continue to encourage the growth of in-market deposits after repositioning our deposit portfolio over 2010 and 2011 by increasing our out-of-market brokered deposits and FHLB advances while allowing higher cost in-market certificates of deposit to leave as they mature.  This strategy allowed us to reduce interest rate risk by shortening the life of fixed rate deposits and moving them into variable rate products.  As balances grow in the lower cost deposits, specifically the HSA product, we have been able to take advantage of the callable options on some of our brokered certificates of deposit by paying off this out-of-market funding based on our need, or lack thereof, for additional funding.  Currently, all $10.0 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $110.9 million, or 19.1% of our total funding, at March 31, 2012.  This was down from $132.2 million, or 20.9%, at December 31, 2011. Total deposits at March 31, 2012 were $552.2 million and the loan to deposit ratio was 82.8%.   Total borrowings at March 31, 2011 were $27.5 million.  We expect little to no growth in the loan portfolio through 2012. Funding for the loan portfolio will continue to come from in-market sources through the marketing of products and the development of branch locations.  We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $63.4 million and $62.1 million at March 31, 2012 and December 31, 2011, respectively. Affecting the increase in stockholders’ equity during the first three months of 2012 was $1.1 million in net income and $180,636 in unrealized gains, net of tax, on available-for-sale securities.  Additionally, we recorded $8,031 of restricted stock compensation expense.

During the first three months of 2012, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  Under the terms of our formal agreement with our regulatory agencies, we must first be granted permission by them in order to declare and pay any dividends.

Index

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2012			December 31, 2011
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	11.13%	5.00%	4.00%	10.97%	5.00%	4.00%
Tier 1 risk-based	14.74%	6.00%	4.00%	13.91%	6.00%	4.00%
Total risk-based	15.99%	10.00%	8.00%	15.16%	10.00%	8.00%

The Bank
Leverage capital	10.90%	5.00%	4.00%	10.64%	5.00%	4.00%
Tier 1 risk-based	14.38%	6.00%	4.00%	13.43%	6.00%	4.00%
Total risk-based	15.63%	10.00%	8.00%	14.69%	10.00%	8.00%

Index

Item 4.   CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.  Furthermore, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management in an appropriate manner so as to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b.  Changes in internal control over financial reporting

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
.

Index

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

No material litigation

Item 1a.   RISK FACTORS

In addition to the information throughout this report, you should carefully consider the factors discussed in Part I, Item 1a “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Index

Item 6.   EXHIBITS

(a)	Exhibits.

10.25†	Employment Agreement Extension with Michael D. Cahill dated January 18, 2012, incorporated herein by reference to the Company’s current report on form 8-K filed on January 23, 2012

10.26†	Employment Agreement Extension with Richard R. Sawyer dated January 18, 2012, incorporated herein by reference to the Company’s current report on form 8-K filed on January 23, 2012

10.27†	Amendment No. 1 to the 2006 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement Form S-8, filed March 19, 2012

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed concurrently herewith.

†Indicates a management contract, compensation plan or arrangement as contemplated by Item 6.01 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: May 4, 2012	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: May 4, 2012	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer