Form 10-Q
period 2012-06-30
TOWER FINANCIAL CORP
filed 2012-08-08
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]                                                                                     Accelerated filer [ ]
Non-accelerated filer [ ]                                                                           Smaller reporting company [x]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
Yes [   ]   No [ X ]

Number of shares of the issuer’s common stock, without par value, outstanding as of August 8, 2012: 4,876,994.

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

Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipate," "believe," "estimate," "seek," "expect," "plan," "intend," “think” and similar conditional expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

•	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
•	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
•	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
•	the effect of general economic and monetary conditions and the regulatory environment on the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the impact of a high concentration of loans in commercial and commercial real estate loans;
•	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	the risk of being adversely impacted by health care reform as a result of our high concentration in health savings accounts;
•	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
•	restrictions or additional capital requirements imposed on us by our regulators;
•	dependence on our key banking and management personnel; and
•	the risk that our controls and procedures may fail or be circumvented.

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

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$18,379,772	$60,753,268
Short-term investments and interest-earning deposits	1,238,804	3,260,509
Federal funds sold	6,458,853	3,258,245
Total cash and cash equivalents	26,077,429	67,272,022

Long-term interest-earning deposits	457,000	450,000
Securities available-for-sale, at fair value	122,366,842	128,619,951
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	2,851,351	4,930,368

Loans	463,833,150	462,561,174
Allowance for loan losses	(9,031,779)	(9,408,013)
Net loans	454,801,371	453,153,161
		-
Premises and equipment, net	8,958,632	9,062,817
Accrued interest receivable	2,422,640	2,675,870
Bank owned life insurance (BOLI)	17,376,348	17,084,858
Other real estate owned (OREO)	2,562,060	3,129,231
Prepaid FDIC Insurance	1,187,803	1,551,133
Other assets	8,369,546	8,944,145

Total assets	$651,238,722	$700,681,256

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$123,127,153	$169,757,998
Interest-bearing	428,358,413	432,278,838
Total deposits	551,485,566	602,036,836
		-
Federal Home Loan Bank (FHLB) advances	13,500,000	12,000,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	108,714	2,148,424
Other liabilities	3,683,912	4,871,924
Total liabilities	586,305,192	638,584,184

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,918,136 shares issued; and 4,853,136 shares outstanding at June 30, 2012 and December 31, 2011	44,561,157	44,542,795
Treasury stock, at cost, 65,000 shares at June 30, 2012 and December 31, 2011	(884,376)	(884,376)
Retained earnings	17,522,829	15,070,115
Accumulated other comprehensive income, net of tax of $1,923,535 at June 30, 2012 and $1,735,307 at December 31, 2011	3,733,920	3,368,538
Total stockholders' equity	64,933,530	62,097,072

Total liabilities and stockholders' equity	$651,238,722	$700,681,256

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2012 and 2011

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$5,596,283	$6,276,853	$11,239,028	$12,565,817
Securities - taxable	525,259	640,091	1,025,245	1,212,516
Securities - tax exempt	493,811	411,978	979,486	812,084
Other interest income	7,289	6,692	29,837	20,954
Total interest income	6,622,642	7,335,614	13,273,596	14,611,371
Interest expense:
Deposits	787,900	1,350,799	1,801,718	2,711,945
Short-term borrowings	91	196	98	385
FHLB advances	29,753	62,765	76,765	134,836
Junior subordinated debt	99,003	201,214	276,945	400,567
Total interest expense	916,747	1,614,974	2,155,526	3,247,733
Net interest income	5,705,895	5,720,640	11,118,070	11,363,638
Provision for loan losses	925,000	1,125,000	1,675,000	2,345,000
Net interest income after provision for loan losses	4,780,895	4,595,640	9,443,070	9,018,638
Noninterest income:
Trust and brokerage fees	923,195	818,384	1,867,855	1,702,384
Service charges	277,788	259,774	570,861	550,624
Mortgage banking income	374,765	159,995	604,821	268,383
Net gain on sale of securities	32,101	386,836	66,699	445,505
Net debit card interchange income	197,645	168,260	401,501	299,939
Earnings from BOLI	147,446	143,849	291,490	274,331
Other-than-temporary loss:
Total impairment loss	-	(1,288)	-	(126,287)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(1,288)	-	(126,287)
Other income	172,622	136,438	338,080	304,582
Total noninterest income	2,125,562	2,072,248	4,141,307	3,719,461
Noninterest expense:
Salaries and benefits	2,855,719	2,694,184	5,647,672	5,253,266
Occupancy and equipment	623,056	589,434	1,251,409	1,209,040
Marketing	99,108	134,504	195,305	224,288
Data processing	318,567	391,398	689,620	700,703
Loan and professional costs	345,007	420,213	676,422	781,655
Office supplies and postage	38,606	63,565	109,005	112,512
Courier services	59,592	57,105	117,333	110,829
Business development	119,720	136,008	240,612	226,627
Communications expense	44,960	46,591	105,746	92,967
FDIC insurance premiums	137,463	349,923	382,955	856,771
OREO, net	175,654	165,523	433,899	357,443
Other expense	207,722	243,823	424,143	458,877
Total noninterest expense	5,025,174	5,292,271	10,274,121	10,384,978
Income before income taxes	1,881,283	1,375,617	3,310,256	2,353,121
Income tax expense	516,549	285,788	857,542	480,649
Net income	1,364,734	1,089,829	2,452,714	1,872,472

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Income and Comprehensive Income (Continued)
For the three and six months ended June 30, 2012 and 2011

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2012	2011	2012	2011
Net income (continued from previous page):	$1,364,734	$1,089,829	$2,452,714	$1,872,472

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains(losses) on securities for which other-than-temporary-impairment has been recorded	6,097	2,260	462	(5,425)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	1,288	-	126,287
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	6,097	3,548	462	120,862

Unrealized holding gains on available-for-sale securities arising during the period	305,922	1,140,897	619,846	1,824,526
Reclassification adjustment for gains realized in income on available-for-sale securities	(32,101)	(386,836)	(66,699)	(445,505)
Net unrealized gains	273,821	754,061	553,147	1,379,021
Income tax expense	95,172	257,587	188,227	509,960
Total other comprehensive income	184,746	500,022	365,382	989,923
Total comprehensive income	$1,549,480	$1,589,851	$2,818,096	$2,862,395

Basic earnings per common share	$0.28	$0.23	$0.51	$0.39
Diluted earnings per common share	$0.28	$0.22	$0.51	$0.39
Average common shares outstanding	4,853,136	4,835,510	4,853,136	4,795,424
Average common shares and dilutive potential common shares outstanding	4,853,136	4,853,035	4,853,136	4,852,898

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders' Equity
For the six months ended June 30, 2012 and 2011 (unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			1,872,472			1,872,472

Other comprehensive income, net of tax				989,923		989,923
Total comprehensive income						2,862,395

Stock based compensation expense		23,455				23,455

Conversion of 6,250 preferred shares into 103,820 common shares	(757,213)	757,213				-

Balance, June 30, 2011	$-	$44,520,823	$10,323,051	$2,055,104	$(884,376)	$56,014,602

Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			2,452,714			2,452,714

Other comprehensive income, net of tax				365,382		365,382
Total comprehensive income						2,818,096

Stock based compensation expense		18,362				18,362

Balance, June 30, 2012	$-	$44,561,157	$17,522,829	$3,733,920	$(884,376)	$64,933,530

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the six months ended June 30, 2012 and 2011

	(unaudited) Six Months ended June 30, 2012	(unaudited) Six Months ended June 30, 2011
Cash flows from operating activities:
Net income	$2,452,714	$1,872,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,039,797	863,136
Provision for loan losses	1,675,000	2,345,000
Stock based compensation expense	18,362	23,455
Earnings on BOLI	(291,490)	(274,331)
Gain on sale of available-for-sale (AFS) securities	(66,699)	(445,505)
Loss on sale of premises and equipment	2,217	2,691
Gain on sale of loans	(604,821)	(268,383)
Loans originated for sale	(22,982,818)	(9,621,065)
Impairment on available-for-sale securities	-	126,287
Loss on sale of OREO	6,789	80,997
Write-downs of OREO	327,970	138,780
Proceeds from the sale of loans held for sale	22,697,229	10,662,332
Change in accrued interest receivable	253,230	(52,582)
Change in other assets	738,375	834,433
Change in accrued interest payable	(2,039,710)	379,221
Change in other liabilities	(1,188,012)	(218,135)
Net cash from operating activities	2,038,133	6,448,803
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	(7,000)	-
Net change in loans	(1,134,611)	(10,386,674)
Purchase of securities AFS	(13,446,276)	(34,292,182)
Purchase of life insurance	-	(3,000,000)
Proceeds from maturities, calls and paydowns of securities AFS	16,793,681	14,406,485
Proceeds from sale of securities AFS	2,850,299	10,396,200
Proceeds from the sale of portfolio loans	780,828	4,126,701
Redemption (purchase) of FHLB stock	-	267,400
Purchase of premises, equipment, and leasehold improvements	(262,115)	(309,357)
Proceeds on sale of OREO	243,738	1,984,983
Net cash from (used in) investing activities	5,818,544	(16,806,444)
Cash flows from financing activities:
Net change in deposits	(50,551,270)	(28,460,522)
Proceeds from long-term FHLB advances	3,500,000	5,000,000
Repayment of long-term FHLB advances	(2,000,000)	(3,500,000)
Change in short-term FHLB advances	-	25,000,000
Net cash used in financing activities	(49,051,270)	(1,960,522)
Net change in cash and cash equivalents	(41,194,593)	(12,318,163)
Cash and cash equivalents, beginning of period	$67,272,022	$29,679,382
Cash and cash equivalents, end of period	$26,077,429	$17,361,219
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,195,236	$2,868,512
Income taxes	350,000	570,000
Non-cash Items:
Transfer of loans to Other Real Estate Owned	-	1,662,572
Transfer of loans held for sale to loans	2,969,427	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated financial position at June 30, 2012 and its consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2012 and June 30, 2011 and change in stockholders’ equity and cash flows for the six-month periods ended June 30, 2012 and June 30, 2011.   The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results for the period ended June 30, 2012 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2011 and  2010 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 4 - Securities

The fair value and amortized cost of securities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-
Obligations of states and political subdivisions	53,176,157	3,717,165	-	56,893,322
Taxable obligations of states and political subdivisions	2,039,668	174,582	-	2,214,250
Mortgage-backed securities (residential)	58,132,919	1,731,047	(224,050)	59,639,916
Mortgage-backed securities (commercial)	3,360,644	258,710	-	3,619,354
Total Securities	$116,709,388	$5,881,504	$(224,050)	$122,366,842

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. Government agency debt obligations	$612,799	$3,293	$-	$616,092
Obligations of states and political subdivisions	53,491,223	3,240,766	(1,504)	56,730,485
Taxable obligations of states and political subdivisions	2,642,204	101,563	-	2,743,767
Mortgage-backed securities (residential)	61,361,891	1,794,102	(304,703)	62,851,290
Mortgage-backed securities (commercial)	5,407,989	272,160	(1,832)	5,678,317
Total Securities	$123,516,106	$5,411,884	$(308,039)	$128,619,951

The other-than-temporary-impairment recognized in accumulated comprehensive income was $160,321 and $160,784 for securities available-for-sale for June 30, 2012 and December 31, 2011, respectively.

The proceeds from sales of securities and the associated gains and losses for the three months ended June 30, 2012 and 2011, respectively, are listed below:

	Three Months Ended June 30,
	2012	2011
Proceeds from available-for-sale securities	$2,170,651	$9,612,900
Gross gains	34,554	386,836
Gross Losses	2,453	-

For the three months ended June 30, 2012 and 2011, the tax benefit (provision) related to these net gains and losses from sales of available-for-sale securities were $10,914 and $131,524, respectively.

The proceeds from sales of securities and the associated gains and losses for the six months ended June 30, 2012 and 2011, respectively, are listed below:

	Six Months Ended June 30,
	2012	2011
Proceeds from available-for-sale securities	$2,850,299	$10,396,200
Gross gains	69,214	445,715
Gross Losses	2,453	-

For the six months ended June 30, 2012 and 2011, the tax benefit (provision) related to these net gains and losses from sales of available-for-sale securities were $22,699 and $151,543, respectively.  There were also $62 and $210 of gross losses on calls of available-for-sale securities for the six months ending June 30, 2012 and June 30, 2011, respectively.

The fair values and amortized costs of debt securities available-for-sale at June 30, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	6/30/2012
	Weighted Average Yield	Amortized Cost	Fair Value
Available-for-sale securities:
Agencies:
Total Agencies	0.00%	$-	$-

Mortgage-backed securities:
Mortgage-backed securities (residential)	3.36%	$58,132,919	$59,639,916
Mortgage-backed securities (commercial)	3.95%	3,360,644	3,619,354
	3.39%	$61,493,563	$63,259,270

Obligations of state and political subdivisions:
Due in one year or less	6.91%	$799,872	$816,796
Due after one to five years	5.85%	3,590,968	3,716,409
Due after five to ten years	5.53%	15,160,315	16,316,290
Due after ten years	5.34%	33,625,002	36,043,827
Total Obligations of state and political subdivisions	5.45%	$53,176,157	$56,893,322

Taxable obligations of state and political subdivisions:
Due after ten years	4.84%	2,039,668	2,214,250
Total Obligations of state and political subdivisions	4.84%	$2,039,668	$2,214,250

Securities with a carrying value of $20.7 million and $20.8 million were pledged to secure borrowings from the FHLB at June 30, 2012 and December 31, 2011, respectively.   Securities with a carrying value of $2.6 million and $1.8 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at June 30, 2012 and December 31, 2011, respectively.  Securities with a carrying value of $15.6 million and $23.3 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Pacific Coast Bankers Bank, and Zions Bank, to secure federal funds lines of credit at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at June 30, 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Mortgage-backed securities (residential)	9,548,331	(63,728)	306,557	(160,322)	9,854,888	(224,050)
Total available for sale securities	$9,548,331	$(63,728)	$306,557	$(160,322)	$9,854,888	$(224,050)

Securities with unrealized losses at December 31, 2011 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Obligations of states and political subdivisions	$-	$-	$253,983	$(1,504)	$253,983	$(1,504)
Mortgage-backed securities (residential)	13,167,811	(133,590)	1,052,460	(171,113)	14,220,271	(304,703)
Mortgage-backed securities (commercial)	1,052,560	(1,832)	-	-	1,052,560	(1,832)
Total available for sale securities	$14,220,371	$(135,422)	$1,306,443	$(172,617)	$15,526,814	$(308,039)

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

As of June 30, 2012, Tower Financial Corporation’s security portfolio consisted of 223 securities, 9 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At June 30, 2012, approximately 86% of the mortgage-backed securities held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

As of June 30, 2012, the Company held $7.5 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These securities make up less than 20% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Trust Preferred Securities: The Company owns a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This is the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At June 30, 2011, the Company took an additional OTTI charge of $110,000 to write-off the remaining investment.  This security cannot experience any additional OTTI charges.

Private Label Collateralized Mortgage Obligation:  The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At June 30, 2012, the fair value of the investment was $306,557 and the amortized cost was $466,878.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.

This bond is classified as a “super senior” tranche because its cash flow is not subordinated to any other tranche in the deal and is classified as a mortgage-backed security (residential).  The Intex database was used to evaluate and model each individual loan in the underlying collateral of this security.  In 2009, it was identified that the credit quality of the underlying collateral was marginally deteriorating, causing us to more aggressively monitor and analyze for other-than-temporary-impairment.  To monitor this investment, management has evaluated loan delinquencies, foreclosures, other real estate owned (OREO) and bankruptcies as a percentage of principal remaining on the loans as shown in the table below prior to making assumptions on the performing loans.

	June 30 2012	March 31 2012	December 31 2011	September 30 2011	June 30 2011
Delinquency 60+	21.60%	23.07%	24.14%	24.24%	24.01%
Delinquency 90+	18.15%	19.63%	21.82%	22.03%	22.06%
Other Real Estate Owned	1.13%	1.37%	1.59%	1.53%	1.78%
Foreclosure	9.86%	8.90%	9.92%	12.24%	9.55%
Bankruptcy	2.69%	3.47%	2.88%	2.44%	3.12%

Intex data is utilized to determine the default assumptions for all loans that are classified as “past due,” OREO or in foreclosure. A 55% severity rate was assumed on all defaults. This number was derived from the pool average over the last 12 months. The default rate differs for each State based on the severity of that State’s home price depreciation and the number of days the loan is past due.  Any foreclosure or loan classified as other real estate owned is immediately liquidated at a 55% severity. The current loan category is stratified by FICO scores and the level of asset documentation (full documentation, low documentation, or no documentation). The Loan Performance Database driven by Intex data is mined for historical probabilities of loans meeting these characteristics moving into default.  This was done for loans originated in 2006, 2007, and 2008 periods.  The average default rate is then calculated, as well as its standard deviation. Two standard deviations are then added to this mean to derive the current loan CDR assumptions; representing what management feels is a “stressed” scenario. The yield at the time of purchase was used as the discount rate for the cash flow analysis. At the time of purchase the bond was yielding 6%. Therefore, all cash flows in the OTTI analysis were discounted by 6% to get a present value. To determine the fair value, we surveyed two bond desks to inquire what yield it would take to sell the bond in the open market. Both desks indicated that it would take a yield of 12%-15% to attract a buyer of this bond. Management decided to use the conservative figure and discounted the cash flows by 15%. The two bond desks that were surveyed are Sterne Agee and Performance Trust.

Based on the analysis performed using the assumptions above, it was determined that this Private Label CMO is other-than-temporarily-impaired and we have recorded $96,776 of cumulative credit impairment through June 30, 2012, with no additional OTTI charge for the three and six months ending June 30, 2012, respectively, and $1,288 and $126,287 for the three and six months ending June 30, 2011, respectively.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and six months ended June 30, 2012 and June 30, 2011:

For the three months ended	2012	2011
Beginning Balance, April 1	$1,058,118	$1,034,072
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	1,288
Ending Balance, June 30	$1,058,118	$1,035,360

For the six months ended	2012	2011
Beginning Balance, January 1	$1,058,118	$909,073
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	126,287
Ending Balance, June 30	$1,058,118	$1,035,360

Note 5 - Loans and Allowance for Loan Losses

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Balance	%	Balance	%

Commercial	$214,635,262	46.2%	$214,206,431	46.3%
Commercial real estate
Construction	31,278,641	6.7%	32,124,555	6.9%
Other	88,646,714	19.1%	86,289,841	18.7%
Residential real estate
Traditional	55,306,098	11.9%	53,985,443	11.7%
Jumbo	29,094,380	6.3%	27,859,610	6.0%
Home equity	32,257,444	7.0%	34,593,258	7.4%
Consumer	13,029,639	2.8%	13,767,906	3.0%
Total loans	464,248,178	100.0%	462,827,044	100.0%
Net deferred loan fees	(415,028)		(265,870)
Allowance for loan losses	(9,031,779)		(9,408,013)

Net loans	$454,801,371		$453,153,161

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended June 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 4/1/2012	$3,824,289	$4,325,001	$298,224	$563,029	$29,215	$68,690	$9,108,448
Provision expense	388,648	380,311	199,359	11,495	(4,557)	(50,256)	925,000
Charge-offs	(508,297)	(227,261)	(56,500)	(337,833)	-	-	(1,129,891)
Recoveries	93,894	23,725	-	9,603	1,000	-	128,222
Ending Balance 6/30/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779

For the six months ended June 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision expense	136,876	1,055,599	(82,988)	537,505	71,839	(43,831)	1,675,000
Charge-offs	(508,297)	(1,283,496)	(56,500)	(379,494)	(66,412)	-	(2,294,199)
Recoveries	206,677	23,725	-	11,360	1,203	-	242,965
Ending Balance 6/30/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779

For the three months ended June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 4/1/2011	$6,382,372	$5,089,778	$316,534	$79,867	$24,919	$14,325	$11,907,795
Provision expense	(1,374,844)	2,398,273	(8,527)	932	(3,408)	112,574	1,125,000
Charge-offs	(718,641)	(875,000)	-	-	-	-	(1,593,641)
Recoveries	566,856	4,701	-	5,951	340	-	577,848
Ending Balance 6/30/2011	4,855,743	6,617,752	308,007	86,750	21,851	126,899	12,017,002

For the six months ended June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	2,375	2,306,433	(78,985)	19,389	(8,775)	104,563	2,345,000
Charge-offs	(1,541,508)	(1,924,110)	-	(17,408)	-	-	(3,483,026)
Recoveries	603,931	52,064	-	7,718	1,915	-	665,628
Ending Balance 6/30/2011	$4,855,743	$6,617,752	$308,007	$86,750	$21,851	$126,899	$12,017,002

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For three months ended June 30, 2012:
Commercial	$-
Commercial Real Estate	-

For six months ended June 30, 2012:
Commercial	$780,828
Commercial Real Estate	-

For three months ended June 30, 2011:
Commercial	$1,574,333
Commercial Real Estate	1,201,862

For six months ended June 30, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$715,277	3,083,257	$3,798,534
Commercial Real Estate
Construction	845,000	600,845	1,445,845
Other	200,000	2,855,931	3,055,931
Residential Real Estate
Traditional	-	200,570	200,570
Jumbo	135,000	105,513	240,513
Home Equity	-	246,294	246,294
Consumer	-	25,658	25,658
Unallocated	-	18,434	18,434
Total	$1,895,277	$7,136,502	$9,031,779

Loans:
Commercial	$8,126,149	207,124,695	$215,250,844
Commercial Real Estate
Construction	3,177,015	28,066,862	31,243,877
Other	948,449	87,713,669	88,662,118
Residential Real Estate
Traditional	-	55,388,654	55,388,654
Jumbo	1,563,081	27,574,729	29,137,810
Home Equity	-	32,454,780	32,454,780
Consumer	-	13,179,677	13,179,677
Unallocated	-	-	-
Total	$13,814,694	$451,503,066	$465,317,760

December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$724,605	$3,238,673	$3,963,278
Commercial Real Estate
Construction	1,765,000	762,094	2,527,094
Other	341,000	1,837,854	2,178,854
Residential Real Estate
Traditional	-	191,662	191,662
Jumbo	290,000	98,909	388,909
Home Equity	5,000	71,923	76,923
Consumer	-	19,028	19,028
Unallocated	-	62,265	62,265
Total	$3,125,605	$6,282,408	$9,408,013

Loans:
Commercial	$8,818,710	$206,084,106	$214,902,816
Commercial Real Estate
Construction	5,742,203	26,379,914	32,122,117
Other	1,468,978	84,932,468	86,401,446
Residential Real Estate
Traditional	-	54,112,445	54,112,445
Jumbo	1,214,846	26,710,303	27,925,149
Home Equity	340,313	34,477,182	34,817,495
Consumer	-	13,972,956	13,972,956
Unallocated	-	-	-
Total	$17,585,050	$446,669,374	$464,254,424

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,518,992	2,410,938	$-
Commercial Real Estate
Construction	1,895,877	1,896,421	-
Other	470,499	470,931	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	4,885,368	4,778,290	-
With related allowance recorded:
Commercial	5,713,914	5,715,211	715,277
Commercial Real Estate
Construction	1,280,594	1,280,594	845,000
Other	477,518	477,518	200,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,563,081	1,563,081	135,000
Home Equity	-	-	-
Consumer	-	-	-
	9,035,107	9,036,404	1,895,277

	13,920,475	$13,814,694	$1,895,277

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$5,580,204	$5,485,888	$-
Commercial Real Estate
Construction	2,133,547	2,134,090	-
Other	267,610	267,509	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,981,361	7,887,487	-
With related allowance recorded:
Commercial	3,328,648	3,332,822	724,605
Commercial Real Estate
Construction	3,597,546	3,608,113	1,765,000
Other	1,198,072	1,201,469	341,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,214,846	290,000
Home Equity	337,833	340,313	5,000
Consumer	-	-	-
	9,636,121	9,697,563	3,125,605

	$17,617,482	$17,585,050	$3,125,605

The following table presents the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for periods ended June 30, 2012 and June 30, 2011:

	For three months ended	June 30, 2012	June 30, 2011

Average impaired loans during the period:
Commercial		$8,414,546	$12,537,966
Commercial Real Estate
Construction		3,084,656	7,822,854
Other		2,374,803	7,934,163
Residential Real Estate
Traditional		-	-
Jumbo		1,368,552	-
Home Equity		373,917	-

Interest recognized on impaired loans:
Commercial		32,575	142,377
Commercial Real Estate
Construction		44,315	98,676
Other		10,445	73,432
Residential Real Estate
Traditional		-	-
Jumbo		7,459	-
Home Equity		5,160	-

Cash-basis interest income recognized:
Commercial		32,339	116,302
Commercial Real Estate
Construction		43,152	74,046
Other		10,394	68,993
Residential Real Estate
Traditional		-	-
Jumbo		2,333	-
Home Equity		-	-

	For six months ended	June 30, 2012	June 30, 2011

Average impaired loans during the period:
Commercial		$8,600,021	$13,545,093
Commercial Real Estate
Construction		3,702,391	7,935,761
Other		2,508,651	7,905,824
Residential Real Estate
Traditional		-	-
Jumbo		1,271,287	-
Home Equity		458,375	-

Interest recognized on impaired loans:
Commercial		127,940	301,774
Commercial Real Estate
Construction		85,566	145,920
Other		74,273	143,479
Residential Real Estate
Traditional		-	-
Jumbo		7,459	-
Home Equity		5,699	-

Cash-basis interest income recognized:
Commercial		99,734	250,693
Commercial Real Estate
Construction		80,693	117,364
Other		68,552	133,570
Residential Real Estate
Traditional		-	-
Jumbo		2,333	-
Home Equity		472	-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$6,982,286	$215,128
Commercial Real Estate
Construction	3,177,015	45,951
Other	948,449	-
Residential Real Estate
Traditional	600,234	207,330
Jumbo	1,563,081	-
Home Equity	-	-
Consumer	-	10,531
Total	$13,271,065	$478,940

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,018,472	$-
Commercial Real Estate
Construction	2,134,090	285,123
Other	977,324	149,409
Residential Real Estate
Traditional	520,998	169,168
Jumbo	-	1,214,846
Home Equity	29,961	195,459
Consumer	-	41,473
Total	$8,680,845	$2,055,478

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011:

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$3,420,191	$3,148,435	$5,872,905	12,441,531	$202,809,313
Commercial Real Estate
Construction	664,175	1,280,594	889,028	2,833,797	28,410,080
Other	1,106,704	316,658	470,931	1,894,293	86,767,825
Residential Real Estate
Traditional	-	38,114	807,564	845,678	54,542,976
Jumbo	-	-	1,563,081	1,563,081	27,574,729
Home Equity	28,345	99,827	-	128,172	32,326,608
Consumer	100,692	44,630	10,531	155,853	13,023,824
Total	$5,320,107	$4,928,258	$9,614,040	$19,862,405	$445,455,355

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,633,467	$3,804,642	$2,396,430	7,834,539	$207,068,277
Commercial Real Estate
Construction	-	63,517	1,280,115	1,343,632	30,778,485
Other	-	-	1,126,733	1,126,733	85,274,713
Residential Real Estate
Traditional	519,241	81,550	690,166	1,290,957	52,821,488
Jumbo	-	-	1,214,846	1,214,846	26,710,303
Home Equity	742,025	-	225,420	967,445	33,850,050
Consumer	261,922	47,402	41,473	350,797	13,622,159
Total	$3,156,655	$3,997,111	$6,975,183	$14,128,949	$450,125,475

Troubled Debt Restructurings:

The Company has allocated $1.1 million and $1.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.  The Company has committed to lend additional amounts totaling up to $0 and $51,727 as of June 30, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ending June 30, 2012, there were two loans modified that met the definition of a troubled debt restructuring.  The modification of the terms of these loans included decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan and renewing a collateral deficient commercial loan.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the three and six months ending June 30, 2012:

	June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	1	$356,200	$360,315
Commercial Real Estate:
Construction	1	1,034,993	1,034,993

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge offs during the six month period ending June 30, 2012.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of June 30, 2012:

	June 30, 2012
	Number of Loans	Recorded Investment
Commercial	1	$371,652
Commercial Real Estate:
Construction	2	1,280,594
Other	2	477,518

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above had a minor impact on the allowance for loan losses and resulted in no charge offs during the six-month period ending June 30, 2012.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $34,000 and $1.0 million and resulted in no charge offs as of June 30, 2012 and December 31, 2011, respectively.

The terms of certain other loans were modified during the six months ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $21.9 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

June 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial		$191,407,530	$4,586,639	$12,274,389	$6,982,286
Commercial Real Estate
Construction		25,083,368	2,323,626	659,868	3,177,015
Other		79,248,387	7,938,093	527,189	948,449
Residential Real Estate
Traditional	55,388,654	-	-	-	-
Jumbo	27,574,729	-	-	-	1,563,081
Home Equity	32,454,780	-	-	-	-
Consumer	13,179,677
Total	$128,597,840	$295,739,285	$14,848,358	$13,461,446	$12,670,831

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,479,747	$16,599,802	$5,804,795	$5,018,472
Commercial Real Estate
Construction	-	23,690,072	2,579,325	3,718,630	2,134,090
Other	-	82,262,782	2,134,424	1,026,916	977,324
Residential Real Estate
Traditional	54,112,445	-	-	-	-
Jumbo	26,710,303	-	-	1,214,846	-
Home Equity	34,477,182	-	-	340,313	-
Consumer	13,972,956	-	-	-	-
Total	$129,272,886	$293,432,601	$21,313,551	$12,105,500	$8,129,886

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of June 30, 2012 and December 31, 2011:

June 30, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$54,542,976	$38,114	$207,330	$600,234
Jumbo	27,574,729	-	-	1,563,081
Home Equity	32,326,608	128,172	-	-
Consumer	13,023,824	145,322	10,531	-
Total	$127,468,137	$311,608	$217,861	$2,163,315

December 31, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,821,488	$600,791	$169,168	$520,998
Jumbo	26,710,303	-	1,214,846	-
Home Equity	33,850,050	742,025	195,459	29,961
Consumer	13,622,159	309,324	41,473	-
Total	$127,004,000	$1,652,140	$1,620,946	$550,959

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-
Obligations of states and political subdivisions	-	56,893,322	-	56,893,322
Taxable obligations of states and political subdivisions	-	2,214,250	-	2,214,250
Mortgage-backed securities (residential)	-	59,333,359	306,557	59,639,916
Mortgage-backed securities (commercial)	-	3,619,354	-	3,619,354
Collateralized debt obligations	-	-	-	-
Total	$-	$122,060,285	$306,557	$122,366,842

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$616,092	$-	$616,092
Obligations of states and political subdivisions	-	53,044,197	3,686,288	56,730,485
Taxable obligations of states and political subdivisions	-	2,743,767	-	2,743,767
Mortgage-backed securities (residential)	-	49,764,746	13,086,544	62,851,290
Mortgage-backed securities (commercial)	-	5,678,317	-	5,678,317
Collateralized debt obligations	-	-	-	-
Total	$-	$111,847,119	$16,772,832	$128,619,951

Loans held for sale	$-	$4,930,368	$-	$4,930,368

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Investment Securities:  The fair values for investment securities are determined by quoted market prices in an active market, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which includes one of our mortgage-backed securities and the one collateralized debt obligation we hold, which has been written down to no book value or market value as of June 30, 2012.  The once active market has become comparatively inactive on both of these securities.  As such, these investments are priced at June 30, 2012 and December 31, 2011 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

Loans Held for Sale, at Fair Value:  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Level 3 Reconciliation

The following tables represent the changes in the Level 3 fair-value category for the three- and six-month period ended June 30, 2012 and June 30, 2011.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for three- and six-months ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, April 1	$313,819	$7,650,172
Principal paydowns	(13,360)	(429,744)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	11,267
Credit loss recognized in earnings	-	(1,288)
Included in other comprehensive income	6,098	(33,429)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(830,674)
Ending Balance, June 30	$306,557	$6,366,304

	Six Months Ended June 30
Collateralized Debt Obligation	2012	2011

Beginning Balance, January 1	$-	$4,600
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	(110,000)
Included in other comprehensive income	-	105,400
Transfers in (out) of Level 3	-	-
Ending Balance, June 30	$-	$-

	Six Months Ended June 30
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, January 1	$13,086,544	$8,391,642
Principal paydowns	(894,348)	(1,177,300)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(23,858)	9,287
Credit loss recognized in earnings	-	(16,287)
Included in other comprehensive income	81,251	(10,364)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(11,943,032)	(830,674)
Ending Balance, June 30	$306,557	$6,366,304

	Six Months Ended June 30
Obligations of states and politicial subdivisions	2012	2011

Beginning Balance, January 1	$3,686,288	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(42)	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	(5,581)	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(3,680,665)	-
Ending Balance, June 30	$-	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month and six-month periods ending June 30, 2012 and June 30, 2011 for Level 3 assets that are still held at June 30.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Three Months Ended June 30
Mortgage backed securities (residential)	2012	2011
Impairment recognized in earnings	$-	$1,288

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Six Months Ended June 30
Collateralized Debt Obligation	2012	2011
Impairment recognized in earnings	$-	$110,000

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Six Months Ended June 30
Mortgage backed securities (residential)	2012	2011
Impairment recognized in earnings	$-	$16,287

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the three-month period ending June 30, 2012.  Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows for the six-month period ending June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from level:
Mortgage-backed securities (residential)	$-	$-	$(11,943,032)	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	-	(3,680,665)	Increased market activity removed need for significant unobservable inputs

Total transfers from level	$-	$-	$(15,623,697)

Transfers to level:
Mortgage-backed securities (residential)	$-	$11,943,032	$-	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	3,680,665	-	Increased market activity removed need for significant unobservable inputs

Total transfers to level	$-	$15,623,697	$-

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Residential mortgage- backed securities	$306,557	Discounted cash flow	Severity rate	55%
			Discount rate	6%
			Marketability yield	12%-15%
Other real estate owned	1,344,600	Market comparable properties	Comparability adjustments	Not available

Collateral-dependent impaired loans	8,450,080	Market comparable properties	Comparability adjustments	Not available

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$5,103,196	$5,103,196
Commercial Real Estate
Construction			1,570,841	1,570,841
Other			347,962	347,962
Residential Real Estate
Traditional			-	-
Jumbo			1,428,081	1,428,081
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			$669,400	$669,400
Other			524,900	524,900
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$2,616,202	$2,616,202
Commercial Real Estate
Construction			2,982,632	2,982,632
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			884,022	884,022
Home Equity			332,833	332,833
Other real estate owned:
Commercial Real Estate
Construction			$1,705,300	$1,705,300
Other			428,350	428,350
Residential Real Estate
Traditional			388,420	388,420
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at June 30, 2012 and December 31, 2011. Only financial instruments are shown.

	Fair Value Measurements Using:
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,077,429	$26,077,429	$-	$-
Long-term interest-earning deposits	457,000	-	457,000	-
Securities available-for-sale	122,366,842	-	122,060,285	306,557
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	2,851,351	-	2,851,351	-
Loans, net	454,801,371	-	-	459,714,203
Accrued interest receivable	2,422,640	-	2,422,640	-
Financial liabilities:
Deposits	(551,485,566)	-	(554,740,227)	-
FHLB advances	(13,500,000)	-	(13,573,600)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(108,714)	-	(108,714)	-

	Fair Value Measurements Using:
December 31, 2011	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,272,022	$67,272,022	$-	$-
Long-term interest-earning deposits	450,000	-	450,000	-
Securities available-for-sale	128,619,951	-	111,847,119	16,772,832
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,930,368	-	4,930,368	-
Loans, net	453,153,161	-	-	458,410,053
Accrued interest receivable	2,675,870	-	2,675,870	-
Financial liabilities:
Deposits	(602,036,836)	-	(605,724,529)	-
FHLB advances	(12,000,000)	-	(12,085,500)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(2,148,424)	-	(2,148,424)	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value.

Cash and Cash Equivalents: The carrying amount approximates fair value.

Long-term interest-earning deposits: The carrying amount approximates fair value.

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

Note 7 - Federal Home Loan Bank Advances

At June 30, 2012 and December 31, 2011, advances from the Federal Home Loan Bank ("FHLB") were:

	June 30, 2012	December 31, 2011

3.55% bullet advance, principal due at maturity March 26, 2012	-	2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	-	5,000,000
0.44% bullet advance, principal due at maturity November 19, 2012	2,000,000	-
0.46% bullet advance, principal due at maturity February 15, 2013	3,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	-

Total Federal Home Loan Bank advances	$13,500,000	$12,000,000

Of the total FHLB borrowings at June 30, 2012 and December 31, 2011, no advances had callable options.

At June 30, 2012 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2012	2,000,000
2013	8,000,000
2014	-
2015	-
2016	-
2017	3,500,000

$13,500,000

Note 8 – Equity Incentive and Stock Compensation Plans

Employee Incentive Plans:
Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 49,685 remain outstanding as of June 30, 2012.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for three and six month periods ending June 30, 2012 and June 30, 2011.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

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

A summary of the option activity under the Plans as of June 30, 2012 and changes during the six-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at 1/1/12	59,654	$14.33	2.31

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	(9,969)	13.52	-

Outstanding at 6/30/12	49,685	14.49	2.22

Vested or expected to vest at 6/30/12	49,685	14.49	2.22

Exercisable at 6/30/12	49,685	14.49	2.22

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans. As of June 30, 2012, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of June 30, 2012, 20,500 shares have been granted in the form of restricted stock, of which 18,875 shares have vested and 625 shares have been forfeited.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $5,531 and $11,728 for the three months and $13,562 and $23,455 for the six months ended June 30, 2012 and 2011, respectively.  Future expense related to this award will be $1,062 in 2012, $2,125 in 2013, $2,125 in 2014, and $1,417 in 2015.  The total fair value of shares vested during the six months ended June 30, 2012 was $36,863.

A summary of the restricted stock activity as of June 30, 2012 and changes during the three-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/12	4,750	$9.14

Granted	-	-

Vested	(3,750)	9.32

Forfeited	-	-

Outstanding at 6/30/12	1,000	8.50

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

As of December 31, 2011, Steps 1 and 2 requirements for the Bank participants and Step 2 requirements for the Trust participants were met.  Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards.  The potential awards associated with Step 1 for the Trust participants remain in place, as the Trust company has until the end of fiscal year 2012 to achieve those targets.  There are 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust participant plan.  The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust participants have been achieved.  Per the terms of the Plan, the awards could not be paid out until we were released from our formal Written Agreement with the Federal Reserve, which was terminated subsequent to June 30, 2012 (see Note 11 Subsequent Event for more detail on this event).  As a result, the compensation cost has been charged against income to accrue for the granting of these unrestricted shares and cash payments creating an accrual in the amount of $369,935 at December 31, 2011.  Due to an increase in the price per share of the Company’s stock from December 31, 2011 to June 30, 2012, an additional compensation cost of $54,635 was charged against income in the first six months of 2012 to bring the accrual to $424,570, which is included in other liabilities in the consolidated condensed balance sheet.

Director Stock Compensation Program:
As discussed in our Annual Report filed on Form 10-K, our 2012 board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units.  On May 23, 2012, the Company granted 5,619 Deferred Stock Units.  The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting.  The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance.  The compensation cost that has been charged against income for the Deferred Stock Units awarded under the Plan was $4,800 for the three and six months ended June 30, 2012.  No compensation cost was charged against income prior to 2012.  Future expense related to this award will be $28,800 in 2012 and $24,000 in 2013.

Note 9 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2012 and June 30, 2011. Options for 49,685 and 74,654 shares of common stock were not included in the computation of diluted earnings per share for the three- and six-month period ended June 30, 2012 and 2011, respectively, because they were not dilutive.  The Company also had preferred stock which could be converted at the option of the holders into 17,525 shares of common stock as of June 30, 2011. All preferred stock has been converted to common stock as of December 31, 2011.

	Three Months Ended June 30,
	2012	2011
Basic
Net income available to common shareholders	$1,364,734	$1,089,829
Weighted average common shares outstanding	4,853,136	4,835,510
Basic earnings per common share	$0.28	$0.23

Diluted
Net income available to common shareholders	$1,364,734	$1,089,829
Weighted average common shares outstanding	4,853,136	4,835,510
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	17,525
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,853,136	4,853,035
Diluted earnings per common share	$0.28	$0.22

	Six Months Ended June 30,
	2012	2011
Basic
Net income available to common shareholders	$2,452,714	$1,872,472
Weighted average common shares outstanding	4,853,136	4,795,424
Basic earnings per common share	$0.51	$0.39

Diluted
Net income available to common shareholders	$2,452,714	$1,872,472
Weighted average common shares outstanding	4,853,136	4,795,424
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	57,474
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,853,136	4,852,898
Diluted earnings per common share	$0.51	$0.39

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

Information reported internally for performance assessment follows:

	As of and for the three months ended June 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,790,001	$14,897	$(99,003)	$-	$5,705,895

Non-interest income	1,196,113	923,307	1,537,203	(1,531,061)	2,125,562

Non-interest expense	4,179,179	665,999	179,996	-	5,025,174

Noncash items
Provision for loan losses	925,000	-	-	-	925,000
Depreciation/Amortization	479,201	30,526	-	-	509,727

Income tax expense (benefit)	517,606	105,473	(106,530)		516,549

Segment Profit	1,364,329	166,732	1,364,734	(1,531,061)	1,364,734

Balance Sheet Information
Segment Assets	653,442,945	7,216,070	76,910,778	(86,331,071)	651,238,722

	As of for the six months ended June 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,372,881	$22,134	$(276,945)	$-	$11,118,070

Non-interest income	2,259,315	1,868,014	2,850,344	(2,836,366)	4,141,307

Non-interest expense	8,554,440	1,353,272	366,409	-	10,274,121

Noncash items
Provision for loan losses	1,675,000	-	-	-	1,675,000
Depreciation/Amortization	999,356	40,441	-	-	1,039,797

Income tax expense(benefit)	894,087	209,178	(245,723)	-	857,542

Segment Profit	2,508,669	327,698	2,452,713	(2,836,366)	2,452,714

Balance Sheet Information
Segment Assets	653,442,945	7,216,070	76,910,778	(86,331,071)	651,238,722

	As of and for the three months ended June 30, 2011
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,907,083	$14,771	$(201,214)	$-	$5,720,640

Non-interest income	1,180,783	885,190	1,343,093	(1,336,818)	2,072,248

Non-interest expense	4,491,667	621,315	179,289	-	5,292,271

Noncash items
Provision for loan losses	1,125,000	-	-	-	1,125,000
Depreciation/Amortization	361,436	12,072	-	-	373,508

Income tax expense (benefit)	319,446	93,581	(127,239)	-	285,788

Segment Profit	1,151,753	185,065	1,089,829	(1,336,818)	1,089,829

Balance Sheet Information
Segment Assets	662,598,450	6,859,435	72,140,008	(80,583,224)	661,014,669

	As of for the six months ended June 30, 2011
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$11,727,388	$36,817	$(400,567)	$-	$11,363,638

Non-interest income	1,935,710	1,771,229	2,386,894	(2,374,372)	3,719,461

Non-interest expense	8,781,661	1,230,907	372,410	-	10,384,978

Noncash items
Provision for loan losses	2,345,000	-	-	-	2,345,000
Depreciation/Amortization	837,871	25,265	-	-	863,136

Income tax expense(benefit)	546,018	193,186	(258,555)	-	480,649

Segment Profit	1,990,419	383,953	1,872,472	(2,374,372)	1,872,472

Balance Sheet Information
Segment Assets	662,598,450	6,859,435	72,140,008	(80,583,224)	661,014,669

Note 11 – Subsequent Event

As reported on our Current Report on Form 8-K filed on July 12, 2012, we were informed by the Board of Governors of the Federal Reserve System that effective July 10, 2012, our Written Agreement with them has been terminated.  The Written Agreement had been in effect since May 5, 2010.

The termination of our Written Agreement has allowed us to take the following actions subsequent to June 30, 2012:

-
We paid out Steps 1 and 2 of the Bank’s long-term equity incentive program described in Note 8 Equity Incentive and Stock Compensation Plans.  This payment of cash and stock awards has been accrued for as of June 30, 2012 and will result in no additional compensation following June 30, 2012.

-
We paid out Step 2 of the Trust Company’s long-term equity incentive program described in Note 8 Equity Incentive and Stock Compensation Plans.  This payment of cash and stock awards has been accrued for as of June 30, 2012 and will result in no additional compensation following June 30, 2012.

-
We were able to decrease the amount of securities pledged as collateral for one of our correspondent lines of credit after we were notified by one of our correspondent banks, Zions Bank, that they no longer required collateral to be pledged.  The market value of securities pledged was $7.0 million as of June 30, 2012, on our $5.0 million line of credit with Zions Bank.  They also informed us that they are increasing the line of credit to $15.0 million without requiring collateral to be pledged.   Additionally, we anticipate our other Fed Funds lines of credit will go to an unsecured status, which will result in the release of additional collateral.

-
We are now able to declare and pay dividends on our common stock and make payments on our trust preferred debt, without written approval from the Federal Reserve.  After receiving written approval during the second quarter of 2012, we made payments on our trust preferred debt to bring it current, which would allow us to pay dividends on our common stock when our Written Agreement was terminated.  As described in our Current Report Form 8-K filed on July 26, 2012, we declared payment of a dividend in the amount of $0.055 per share.

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2012 and December 31, 2011 and results of operations for the three- and six-month periods ended June 30, 2012 and June 30, 2011.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Net income for the six months of 2012 was $2.5 million compared to $1.9 million for the same six months of 2011.  The $580,242 increase in net income from 2011 to 2012 was the result of an increase in noninterest income of $421,846 and decreases of $670,000 and $110,857 in provision expense and noninterest expenses, respectively.  Net interest income declined from 2011 to 2012 by $245,568 as a result of a decline in average earning assets offset by a slight increase in net interest margin.  The decline in interest income from loans was primarily offset by a reduction in the cost of funding.  Noninterest income increased in almost every category compared to the first six months of 2011, which was led by a $336,438 increase in mortgage banking income.  Provision expenses decreased due to fewer charge-offs, a decline of almost 50% in impaired loans from June 30, 2011, and a decrease in the specific reserves on individual notes per ASC 310-10.  Noninterest expenses decreased primarily due to savings on FDIC premiums and loan and professional expenses, which were offset by increases in salaries and benefits expenses.

Total assets decreased $49.5 million, or 7.1%, from $700.7 million at December 31, 2011 to $651.2 million at June 30, 2012 as a result of a decrease of $41.2 million in cash and cash equivalents.  As described in our Form 10-K for December 31, 2011, we had approximately $48.0 million of extremely short-term deposits held in cash and cash equivalents at December 31, 2011 that were withdrawn from the bank in January 2012.  Total loans increased by $1.3 million from December 31, 2011 to June 30, 2012, while long-term investments decreased by $6.3 million. The increase in total loans was the result of increases of $2.6 million and $1.5 million in residential real estate loans and commercial real estate loans, respectively, offset by a $2.3 million decrease in home equity loans.

Total deposits decreased by $50.6 million, or 8.4%, from December 31, 2011 to June 30, 2012.  The decrease in total deposits to $551.5 million at June 30, 2012 was primarily related to the $48.0 million of extremely short-term deposits held in cash and cash equivalents as described above.  Offsetting the decrease was an increase of $12.9 million in health savings accounts (HSAs) from employer contributions typically made annually in January, which are included in interest-bearing checking accounts.  As a result of the deposit inflow from HSAs, we were able to decrease brokered certificates of deposit by $25.0 million, of which we prepaid $9.8 million prior to their scheduled maturity.

Financial Condition

Total assets were $651.2 million at June 30, 2012 compared to total assets of $700.7 million at December 31, 2011.  The decrease was primarily in cash and cash equivalents as a result of the $48.0 million of extremely short-term deposits being withdrawn in January 2012.  Also impacting the decrease in total assets was a $6.3 million decrease in long-term investments.

Cash and Investments. Cash and cash equivalents, which include federal funds sold, were $26.1 million at June 30, 2012.  This was a $41.2 million, or 61.2%, decrease from December 31, 2011.  This decrease was expected based on the $48.0 million of extremely short-term deposits reported at December 31, 2011.  As previously described on Form 10-K as of December 31, 2011, these short-term deposits were withdrawn in January 2012.

Loans. Total loans increased $1.3 million from December 31, 2011 to $463.8 million.  The increase was the result of increases of $2.6 million and $1.5 million in residential real estate loans and commercial real estate loans, respectively, offset by a $2.3 million decrease in home equity loans.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, and OREO.  Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans.  Nonperforming assets increased by $1.0 million from $16.0 million, or 2.3% of total assets, at December 31, 2011 to $17.0 million, or 2.6% of total assets, at June 30, 2012 primarily due to a residential real estate relationship in the amount of $1.5 million moving to nonaccrual, which was previously impaired with specific reserves set per ASC 310-10 of $295,000 at December 31, 2011.  Since December 31, 2011, a charge-off has been recorded in the amount of $337,833 on the relationship and a specific reserve of $135,000 was placed on the note as of June 30, 2012.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2012	December 31, 2011

Loans past due over 90 days and still accruing	$471,790	$2,007,098
Nonperforming restructured loans	360,000	1,804,724
Nonaccrual loans	13,274,764	8,682,161
Total nonperforming loans	$14,106,554	$12,493,983
Other real estate owned	2,562,060	3,129,231
Impaired securities	306,557	331,464
Total nonperforming assets	$16,975,171	$15,954,678

Nonperforming assets to total assets	2.61%	2.28%

Nonperforming loans to total loans	3.04%	2.70%

Troubled debt restructured (“TDR”) loans decreased $3.6 million from December 31, 2011 to June 30, 2012.  We had two TDR loan relationships totaling $1.8 million that were reported as impaired with specific reserves of $1.0 million at December 31, 2011.  Subsequent to the modifications, these two relationships have defaulted on their payments and have moved to nonaccrual status with a slight increase of $30,000 to the specific reserve.  One new TDR was added during the first six months of 2012 in the amount of $360,000 and will be included in nonperforming assets until a consistent payment history can be documented, which is typically six months.  We also restructured a commercial real estate loan currently on nonaccrual status with a principal balance of $1.1 million which explains the increase in the nonperforming TDR loans included in nonaccrual loans category.  The $5.1 million decrease from December 31, 2011 in TDR loans included in loans held for sale and performing TDR loans was due to two relationships no longer needing to be reported as TDR loans per accounting guidance as a result of over twelve months of timely payments and the restructure was not to related to adjusting the effective interest rate on the notes.  At June 30, 2012, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

The following table summarizes the Company’s TDR loans as of the dates indicated:

	June 30, 2012	December 31, 2011

Nonperforming TDR loans	$360,000	$1,804,724
Nonperforming TDR loans included in nonaccrual loans	3,331,536	427,732
Total nonperforming TDR loans	$3,691,536	$2,232,456
TDR loans included in loans held for sale	-	3,000,000
Performing TDR loans	442,999	2,494,183
Total TDR loans	$4,134,535	$7,726,639

While nonperforming assets have increased, loans reported as impaired decreased to $13.9 million from the $17.6 million reported at December 31, 2011.  During the six months ended June 30, 2012, we added $7.6 million in loans to non-accrual status, which included four commercial loans totaling $2.9 million, four commercial real estate loans totaling $1.9 million, and three residential loans in the amount of $1.9 million. Of these loan additions, $4.2 million were already deemed impaired at December 31, 2011 and adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets.  The remaining growth in non-accruals was offset by resolutions, dispositions, or payments on loans previously placed on nonaccrual.

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $10.3 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $240,000 and $398,000 for three months and six months ended June 30, 2012, respectively, compared to additional provision expense of $3.1 million and $3.0 million for three and six months ended June 30, 2011, respectively.  At December 31, 2011, impaired loans had a carrying value of $10.8 million and a valuation allowance of $3.1 million.  The decrease in the valuation allowance from December 31, 2011 to June 30, 2012 was primarily due to a charge-off taken on one impaired commercial real estate relationship with a carrying value of $2.3 million and a valuation allowance of $930,000 and one residential real estate relationship with a carrying value of $1.5 million and a valuation allowance of $295,000 at December 31, 2011.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value.   Our internal policy on OREO properties requires an updated appraisal every 12 months.  Three appraisals were received in the first six months of 2012 at which time those properties were written down to fair value.  At June 30, 2012, two commercial real estate properties were charged-down to fair value due to pending sales, which are expected to close in the third quarter of 2012. OREO decreased by $567,171 as a result of two sales totaling $160,000, write-downs on five properties totaling $327,970 due to new appraisals and pending sales described above, and partial pay-downs of $79,201.  There were no additions to OREO for the three and six months ending June 30, 2012 and the carrying value was $1.3 million, with no valuation allowance.  At June 30, 2011, the carrying value of OREO properties was $857,830, with a valuation allowance of $86,000, resulting in additional OREO expense of approximately $25,000 and $78,780 for the three and six months ended June 30, 2011, respectively.

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

The allowance for loan losses at June 30, 2012 was $9.0 million, or 1.95% of total loans outstanding, a decrease of $376,234 from $9.4 million, or 2.03% of total loans outstanding, at December 31, 2011.  The provision for loan losses for the first six months in 2012 was $1.7 million compared to $2.3 million for the first six months in 2012.

For the first six months of 2012, we were in a net charge-off position of $2.1 million compared to a net charge-off position of $2.8 million at June 30, 2011.  Of the $2.3 million in charge-offs, one $2.2 million commercial real estate development loan recorded a charge-off of $931,150 (which was completely reserved for at December 31, 2011) as a result of the sale of the project at the net amount, which was approximately the appraised value.  The remaining charge-offs recorded during the first six months of 2012 can be attributed to two commercial loans, two commercial real estate loans, and one residential relationship totaling $1.1 million, of which $445,000 was previously reserved at December 31, 2011.

All Other Assets. All other assets decreased $1.6 million as a result of decreases in accrued interest receivable, OREO, and prepaid FDIC insurance by $253,230, $567,171, and $363,330, respectively.  Accrued interest receivable decreased as a result of declines in loan yields from 5.19% to 4.87% for the six month periods ending June 30, 2011 and June 30, 2012, respectively.  OREO decreased by $567,171 as a result of two sales totaling $160,000, write-downs on five properties totaling $327,970, and partial pay-downs of $79,201.

Deposits. Total deposits were $551.5 million at June 30, 2012 compared to $602.0 million at December 31, 2011.  Of the $50.6 million decrease from December 31, 2011, there were approximately $48.0 million of extremely short-term deposits that were withdrawn in January 2012 as previously disclosed in the Company’s Form 10-K as of December 31, 2011.  These deposits comprised of funds from two customers who had significant business transactions at the end of 2011 and needed a short-term option for holding the funds until a permanent option had been selected.

Aside from these short-term deposits, we experienced a shift in our balance sheet that has and we anticipate will continue to have a positive impact on our net interest margin.  In January, we received a large inflow of cash from employer funded contributions to HSA accounts, which resulted in a $12.9 million increase from $65.1 million at December 31, 2011 to $78.0 million at June 30, 2012 at an average rate of 0.12%.  This increase in low cost funding allowed us to reduce the amount of brokered deposits outstanding from $102.6 million at December 31, 2011 to $77.6 million.  Of the $25.0 million decrease in brokered deposits, $9.8 million were called prior to maturity with a weighted average rate of 2.59%.  While we accelerated the amortization of the brokered deposit fees causing net additional interest expense of approximately $70,000 in March of 2012, we have saved and will continue to save approximately $20,000 per month in interest expense going forward until this funding would need to be replaced.

We also experienced a shift between noninterest-bearing demand deposits and interest-bearing demand deposits as a result of the new deposit product that pays interest on business deposits, which only recently became possible with the enactment of the Dodd-Frank Act.  This new deposit product had a balance of $25.0 million at June 30, 2012, which primarily came from existing accounts previously included in the noninterest bearing demand deposits.

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$123,127,153	22.3%	$169,757,998	28.2%
Interest-bearing checking	149,895,662	27.2%	114,864,680	19.1%
Money market	124,589,998	22.6%	127,986,494	21.3%
Savings	25,876,887	4.7%	22,397,928	3.7%
Time, under $100,000	30,243,272	5.5%	38,573,165	6.4%
Total core deposits	453,732,972	82.3%	473,580,265	78.7%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	20,162,070	3.6%	25,828,697	4.3%
Out-of-market non-core deposits:
Money market	12,035,145	2.2%	12,032,097	2.0%
Brokered certificate of deposits	65,555,379	11.9%	90,595,777	15.0%
Total out-of-market deposits	77,590,524	14.1%	102,627,874	17.0%
Total non-core deposits	97,752,594	17.7%	128,456,571	21.3%

Total deposits	$551,485,566	100.0%	$602,036,836	100.0%

Borrowings. The Company had borrowings of $31.0 million at June 30, 2012 compared to $29.5 million at December 31, 2011.  The increase was due to increasing our FHLB fixed rate advances by $1.5 million to take advantage of the lower interest rates available in that funding market.  The current weighted average rate on the FHLB advances is 1.13% with a weighted average remaining maturity of 1.8 years.  We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at June 30, 2012 and December 31, 2011. We currently have two statutory trust subsidiaries, TCT2 and TCT 3.  TCT 2 moved from a fixed rate of 6.21% to a floating rate of LIBOR plus 1.34% in December 2010 on $8.0 million of debt.  TCT 3 moved from a fixed rate of 6.56% to a floating rate of LIBOR plus 1.69% on March 1, 2012 on the remaining $9.0 million of debt.  Interest rates at June 30, 2012 for TCT 2 and TCT 3 were 1.81% and 2.16%, respectively.

All Other Liabilities. All other liabilities decreased by $3.2 million from December 31, 2011.  The decrease is primarily made up of the payment of $2.1 million in accrued interest on our trust preferred debt, which was in deferral at the end of 2011.  In June 2012, we ended the deferral period and brought the account current, including the payment of all accrued interest.  The remainder of the decrease relates to the payment of amounts accrued at year end for 2011 Profit Sharing Plan, incentive bonuses, and the payout of deferred director fees.  The deferral plan for directors ended in January 2012.

Results of Operations

For the Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2012 reflected net income of $1.4 million, or $0.28 per diluted share.  This was a $274,905 increase from net income of $1.1 million, or $0.22 per diluted share, reported for the three-month period ending June 30, 2011.  The increase in net income was the result of an increase in noninterest income of $53,314 and decreases of $200,000 and $267,097 in provision expense and noninterest expenses, respectively.  Net interest income decreased slightly by $14,745 for the three month period ending June 30, 2012 compared to the same period of time ending June 30, 2011; however, we experienced significant declines in both interest income and interest expense.

Performance Ratios	June 30
	2012	2011

Return on average assets *	0.84%	0.66%
Return on average equity *	8.55%	7.92%
Net interest margin (TEY) *	3.97%	3.83%
Efficiency ratio	64.17%	67.91%

* annualized

Net Interest Income. Net interest income for the three-month periods ended June 30, 2012 and 2011 was $5.7 million.  The slight reduction in net interest income of $14,745 from the second quarter of 2011 to 2012 was a result of a decrease in average earning assets of $17.6 million offset by an increase in net interest margin.  The tax equivalent net interest margin for the second quarter of 2012 was 3.97%, while the tax equivalent net interest margin for the second quarter of 2011 was 3.83%.  The 14 basis point increase in net interest margin was the result of decreases in interest rates paid on deposits due to a continued focus on reallocating the deposit portfolio.  As reflected in the table below, we have experienced a shift in our deposit portfolio from certificates of deposit and brokered deposits to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds.  On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a floating rate of LIBOR plus 169 basis points, which was 2.16% at June 30, 2012.  This change in interest rates saved $102,211 for the second quarter of 2012 compared to the second quarter of 2011.  The funding strategy we have implemented has helped us to offset the declining earning asset yield, which was driven by a decline in loan yield as a result of continual declines in lending rates in the local and national markets.  Reinvestment rates on securities, both taxable and tax exempt, have also declined over the last twelve months causing significant declines in our investment yields.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	June 30, 2012			June 30, 2011
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,570	$7	1.79%	$1,917	$6	1.26%
Federal funds sold	2,843	1	0.14%	3,213	1	0.12%
Securities - taxable	73,604	525	2.87%	84,181	640	3.05%
Securities - tax exempt (1)	57,036	748	5.27%	44,004	624	5.69%
Loans held for sale	3,264	-	0.00%	1,048	-	0.00%
Loans	464,802	5,596	4.84%	486,360	6,277	5.18%
Total interest-earning assets	603,119	6,877	4.59%	620,723	7,548	4.88%
Allowance for loan losses	(9,069)			(11,828)
Cash and due from banks	16,341			11,576
Other assets	40,322			40,389
Total assets	$650,713			$660,860
Liabilities and Stockholders' Equity
Interest-bearing checking	$152,459	$50	0.13%	$112,346	$39	0.14%
Savings	25,057	3	0.05%	21,307	9	0.17%
Money market	127,852	92	0.29%	147,811	164	0.45%
Certificates of deposit	55,040	136	0.99%	86,493	391	1.81%
Brokered deposits	79,545	507	2.56%	104,204	748	2.88%
Short-term borrowings	34	-	0.00%	72	-	0.00%
FHLB advances	13,354	30	0.90%	24,817	63	1.02%
Junior subordinated debt	17,527	99	2.27%	17,527	201	4.60%
Total interest-bearing liabilities	470,868	917	0.78%	514,577	1,615	1.26%
Noninterest-bearing checking	110,487			86,038
Other liabilities	5,178			5,032
Stockholders' equity	64,180			55,213
Total liabilities and stockholders' equity	$650,713			$660,860
Net interest income		$5,960			$5,933
Rate spread			3.81%			3.62%

Net interest income as a percent of average earning assets			3.97%			3.83%
(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $925,000, or 80 basis points, annualized, on average loans during the second quarter of 2012 compared to $1.1 million, or 93 basis points, annualized, on average loans for the second quarter of 2011.  The allowance for loan losses at June 30, 2012 totaled $9.0 million and was 1.95% of total loans outstanding on that date.  For the three-month period ended June 30, 2012 we were in a net charge-off position of $1.0 million, or 87 basis points, annualized, on average loans compared to net charge-off of $1.0 million, or 84 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the three-month period ending June 30, 2012 were primarily the result of two commercial loans, one commercial real estate loan, and one residential real estate relationship.

Noninterest income. Noninterest income was $2.1 million for the second quarters of 2012 and 2011.  The $53,314 difference from 2011 to 2012 was the result of increases in trust and brokerage income by $104,811 and mortgage banking income of $214,770.  These increases were offset by a decrease in gains on the sale of available for sale securities of $354,735. The increase in mortgage banking income was due to an increase of approximately $7.1 million, or 106.8%, in the loans originated for sale compared to the same three-month period in 2011.  The increase reported in trust and brokerage fees was a result of an increase in assets under management, which primarily came from increased production versus improvement in market conditions.  Net debit card interchange income also contributed to the increase in noninterest income due to higher volume related to increased deposit accounts and cards issued.  The increase in accounts and card issuance came primarily from our HSA product.  We have experienced significant growth in our HSA product over the past several years.  As of June 30, 2012, we have approximately 46,000 HSA accounts, which represents an increase of 7,750 accounts, or approximately 20% percent, from June 30, 2011.   HSA’s are a key item in our strategy to grow core deposits, as well as provide for opportunities outside our normal market area.  The gains (losses) on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio.

Noninterest Expense. Noninterest expense was $5.0 million for the second quarter of 2012 compared to $5.3 million reported in the second quarter of 2011.  The main components of noninterest expense for the second quarter of 2012 were salaries and benefits of $2.9 million, occupancy and equipment of $623,056, loan and professional expenses of $345,007, and data processing of $318,567.  The decrease of $267,097 in noninterest expenses from the same three months in 2011 to 2012 was primarily due to decreases of $212,460, $75,206, and $72,831 in FDIC insurance premiums, loan and professional costs, and data processing costs, respectively.  These decreases were offset by increases in salaries and benefits expenses of $161,535.  FDIC insurance premiums decreased $212,460 due to a change in the assessment rates specific to our premiums during the second quarter of 2012.  The decrease in our loan and professional costs was the result of decreases in our accounting fees of $44,037 and our collection expenses of $32,445.  A portion, approximately $35,000 to $50,000 annually, of the accounting fees will be continued savings due to changing our internal and external auditors, which includes our tax preparation fees.  We expect the collection fees to continue decreasing as asset quality issues decrease.  Data processing costs decreased by $72,831 primarily due to processing a sweep deposit product internally versus engaging a third party to complete the processing and due to the amortization of a credit that offsets the fees from our core processor.  Salaries and benefits expense increased $161,535 primarily due to annual employee merit raises, an increase in brokerage and mortgage commissions based on the increase in production, and an increase in the profit sharing accrual based on increased profitability.

Income Taxes. During the quarters ending tax rate recorded was 27.5% for 2012 compared to 20.8% for 2011.  The increase in the effective tax rate from 2011 was due to recording state income tax as a result of the liquidation of the real estate investment trust, Tower Funding Corp, and the investment subsidiary, Tower Capital Investments, Inc., as of September 30, 2011.  We expect this effective tax rate to remain fairly constant for the foreseeable future.

For the Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2012 reflected net income of $2.5 million, or $0.51 per diluted share.  The $580,242 increase in net income for the first six months of 2012 compared to 2011 was the result of an increase in noninterest income of $421,846 and decreases of $670,000 and $110,857 in provision expense and noninterest expenses, respectively.  Net interest income decreased by $245,568 from 2011 to 2012 as a result of a decrease of $15.2 million in average earning assets, which was offset by a slight increase in net interest margin.

Performance Ratios	June 30
	2012	2011

Return on average assets *	0.75%	0.57%
Return on average equity *	7.76%	6.94%
Net interest margin (TEY) *	3.87%	3.83%
Efficiency ratio	67.33%	68.85%

* annualized

Net Interest Income. Net interest income for the six months ended June 30, 2012 and June 30, 2011 was $11.1 million and $11.4 million, respectively.  The $245,568 reduction of net interest income from 2011 to 2012 was due to a decrease of $15.2 million in average earning assets offset by a slight increase in net interest margin.  The tax equivalent net interest margin for the first six months of 2012 was 3.87%, while the tax equivalent net interest margin for the first six months of 2011 was 3.83%.  The slight increase in our net interest margin was the result of decreases in our deposits costs, a reallocation of our deposit portfolio, and $9 million of trust preferred debt moving to a floating rate.  These decreases in cost of funds were offset by a decrease in our earning asset yield.  As reflected in the table below, we have experienced a shift in our deposit portfolio from certificates of deposit and brokered deposits to lower cost interest-bearing checking accounts, which has contributed to the decrease in cost of funds.  On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a variable rate of LIBOR plus 169 basis points, which was 2.16% at June 30, 2012.  This change in interest rates saved $123,622 for the first six months of 2012 compared to the first six months of 2011.  The funding strategy we have implemented has helped us to offset the declining earning asset yield, which was driven by a decline in loan yield as a result of continual declines in lending rates in the local and national market. Also contributing to the decrease in our loan yield was the movement of approximately $7.6 million of loans to nonaccrual status during the first six months of 2012, which reversed approximately $140,000 in accrued interest.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Six Month Period Ended
	June 30, 2012			June 30, 2011
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,085	$29	2.80%	$2,351	$19	1.63%
Federal funds sold	3,059	1	0.07%	2,613	2	0.15%
Securities - taxable	75,408	1,025	2.73%	82,146	1,219	2.99%
Securities - tax exempt (1)	57,035	1,484	5.23%	42,836	1,220	5.74%
Loans held for sale	2,956	-	0.00%	1,369	-	0.00%
Loans	463,731	11,239	4.87%	488,179	12,566	5.19%
Total interest-earning assets	604,274	13,778	4.59%	619,494	15,026	4.89%
Allowance for loan losses	(9,345)			(12,396)
Cash and due from banks	25,532			15,542
Other assets	40,738			40,072
Total assets	$661,199			$662,712
Liabilities and Stockholders' Equity
Interest-bearing checking	$153,429	$102	0.13%	$113,965	$85	0.15%
Savings	24,062	6	0.05%	22,232	24	0.22%
Money market	128,102	197	0.31%	151,579	341	0.45%
Certificates of deposit	58,037	323	1.12%	89,003	806	1.83%
Brokered deposits	84,790	1,174	2.78%	104,945	1,456	2.80%
Short-term borrowings	19	-	0.00%	69	-	0.00%
FHLB advances	12,613	77	1.23%	17,653	135	1.54%
Junior subordinated debt	17,527	277	3.18%	17,527	401	4.61%
Total interest-bearing liabilities	478,579	2,156	0.91%	516,973	3,248	1.27%
Noninterest-bearing checking	112,867			86,203
Other liabilities	6,153			5,098
Stockholders' equity	63,600			54,438
Total liabilities and stockholders' equity	$661,199			$662,712
Net interest income		$11,622			$11,778
Rate spread			3.68%			3.62%
Net interest income as a percent of average earning assets			3.87%			3.83%
(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $1.7 million, or 73 basis points, annualized, on average loans during the first six months of 2012 as compared to $2.3 million, or 97 basis points, annualized, on average loans for the first six months of 2011.  The allowance for loan losses at June 30, 2012 totaled $9.0 million and was 1.95% of total loans outstanding on that date.  For the six-month period ended June 30, 2012 we were in a net charge-off position of $2.1 million, or 89 basis points, annualized, on average loans compared to net charge-off of $2.8 million, or 116 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the six-month period ending June 30, 2012 were primarily the result of two commercial loans, two commercial real estate loans, and one residential real estate relationship.  Of those charge-offs, one commercial real estate loan recorded a $931,150 charge-off as a result of the sale of the project at the net amount, which was approximately the appraised value. This large charge-off was completely reserved for at December 31, 2011 and made up 45.4% of net charge-offs for the first six months of 2012.

Noninterest income. Noninterest income was $4.1 million for the first six months of 2012 compared to $3.7 million for the first six months of 2011.  This was a $421,846, or 11.3%, increase from the same period in the prior year.  The majority of the increase was the result of increases of $336,438 and $165,471 in mortgage banking income and trust and brokerage fee income, respectively. These increases were offset by a decrease in gains on the sale of available-for-sale securities of $378,806.  The increase in mortgage banking income was due to an increase of approximately $10.0 million in the loans originated for sale compared to the same period in 2011. The increase reported in trust and brokerage fees was a result of an increase in assets under management, which primarily came from increased production versus improvement in market conditions. Other contributors to the increase in noninterest income include the increase in net debit card interchange income in the amount of $101,562 and the decrease in the impairment on available-for-sale securities of $126,287.  Net debit card interchange income increased due to higher volume related to increased deposit accounts and cards issued.  The increase in accounts and card issuance came primarily from our HSA product as discussed in more detail under the “Noninterest Income” section of the “Result of Operations” for the three-month periods ended June 30.  The decrease in the impairment on available-for-sale securities was the result of an improvement in the cash flows of the security resulting in no additional impairment for the quarter ending June 30, 2012 compared to June 30, 2011.  The gains (losses) on available for sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio.

Noninterest Expense. Noninterest expense was $10.3 million for the first six months of 2012 compared to $10.4 million reported in the first six months of 2011.  The main components of noninterest expense for the first six months of 2012 were salaries and benefits of $5.6 million, occupancy and equipment of $1.3 million, data processing costs of $689,620, and loan and professional expenses of $676,422.  The decrease of $110,857 in noninterest expense from the same six months in 2011 to 2012 was primarily due to decreases of $473,816 and $105,233 in FDIC insurance premiums and loan and professional costs, respectively.  Offsetting these decreases in noninterest expense was an increase to salaries and benefits of $394,406 during the first six months of 2012 compared to 2011.  FDIC insurance premiums decreased $473,816 due to a decrease in the assessment rates specific to our premiums during the second quarter of 2011 and, once again, in the second quarter of 2012.  The decrease in our loan and professional costs was the result of decreases in our accounting fees of $64,837 and our collection expenses of $69,901.  A portion of the accounting fees will be continued savings due to changing our internal and external auditors, which includes our tax preparation fees.  We expect the collection fees to continue decreasing as asset quality issues decrease.  Salaries and benefits expense increased $394,406 primarily due to annual employee raises based on merit, an increase in mortgage and brokerage commissions based on the increase in production, an increase in the profit sharing accrual based on better than projected financial results for 2012, and the additional compensation cost associated with the Long-term Incentive Plan based on an increase in the stock price from December 31, 2011 by approximately $2.00 per share.

Income Taxes. During the six months ended June 30, 2012 and 2011, the Company recorded $857,542 and $480,649 in income taxes, respectively.  The effective tax rate recorded was 25.9% for 2012 compared to 20.4% for 2011.  The increase in the effective tax rate from 2011 was due to recording state income tax as a result of the liquidation of the real estate investment trust, Tower Funding Corp, and the investment subsidiary, Tower Capital Investments, Inc., as of September 30, 2011.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $50.6 million in total deposits during the first six months of 2012.  As previously described in the Company’s Form 10-K as of December 31, 2011, we had $48.0 million of extremely short-term deposits that we maintained in cash and cash equivalents knowing the funds would be withdrawn in January 2012.  Despite this expected decrease, we continue to encourage the growth of lower cost, in-market deposits while allowing higher cost in-market certificates of deposit to leave as they mature.  Additional funding needs are satisfied through FHLB advances and brokered deposits.  This strategy allowed us to reduce interest rate risk by shortening the life of fixed rate deposits and moving them into variable rate products.  As balances grow in the lower cost deposits, specifically the HSA product, we have been able to take advantage of the callable options on some of our brokered certificates of deposit by paying off this out-of-market funding based on our need, or lack thereof, for additional funding.

Currently, all $13.5 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $108.6 million, or 18.6% of our total funding, at June 30, 2012.  This was down from $132.2 million, or 20.9%, at December 31, 2011. Total deposits at June 30, 2012 were $551.5 million and the loan to deposit ratio was 84.1%.   Total borrowings at June 30, 2012 were $31.0 million.  We expect minimal growth in the loan portfolio through 2012. Funding for the loan portfolio will continue to come from in-market sources through the marketing of products and the development of branch locations.  We will also continue to utilize wholesale and out-of-market deposits and borrowing capacities based on funding needs to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $64.9 million and $62.1 million at June 30, 2012 and December 31, 2011, respectively. Affecting the increase in stockholders’ equity during the first six months of 2012 was $2.5 million in net income and $365,382 in unrealized gains, net of tax, on available-for-sale securities.  Additionally, we recorded $18,362 of restricted stock compensation expense.

During the first six months of 2012, we made no dividend payments.  We have not made dividend payments since the first quarter of 2008, based on our desire to retain capital and hedge against challenging economic and banking industry conditions, but also due to the Written Agreement with the Federal Reserve Bank of Chicago put in place on May 5, 2010.  As of July 10, 2012, the Written Agreement was terminated, which allows us to declare dividends without receiving approval from the Federal Reserve Board.  See Note 11 – Subsequent Event for more discussion on dividends.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2012			December 31, 2011
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	11.71%	5.00%	4.00%	10.97%	5.00%	4.00%
Tier 1 risk-based	14.87%	6.00%	4.00%	13.91%	6.00%	4.00%
Total risk-based	16.13%	10.00%	8.00%	15.16%	10.00%	8.00%

The Bank
Leverage capital	11.50%	5.00%	4.00%	10.64%	5.00%	4.00%
Tier 1 risk-based	14.56%	6.00%	4.00%	13.43%	6.00%	4.00%
Total risk-based	15.81%	10.00%	8.00%	14.69%	10.00%	8.00%

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

Item 6.   EXHIBITS

The following exhibits are furnished:

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for June 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: August 8, 2012	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: August 8, 2012	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer