Form 10-K/A
period 2011-12-31
TOWER FINANCIAL CORP
filed 2012-10-03
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
Yes ____                   No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ____                   No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X___ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [X]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__No     X

Aggregate market value of the voting and non-voting common stock held by non affiliates of the registrant based on the last sale price for such stock at June 30, 2011 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $26,347,551

Number of shares of Common Stock outstanding at March 15, 2012: 4,853,136

The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report
Document Incorporated by Reference

EXPLANATORY NOTE

Tower Financial Corporation (the Registrant) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 19, 2012, solely to correct an error in exhibits 31.1 and 31.2, Certification required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  These exhibits of the Form 10-K unintentionally omitted the reference to internal control over financial reporting in the introductory language to paragraph 4 of each of the certifications.  The exhibits included in this Form 10-K/A correctly state the certifications being made by Management.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K.  Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Date: October 3, 2012	By:	/s/ Michael D. Cahill
Michael D. Cahill President, Chief Executive Officer and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	October 3, 2012
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	October 3, 2012
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Chairman of the Board & Director	October 3, 2012
Keith E. Busse

/s/ Kathryn D. Callen	Director	October 3, 2012
Kathryn D. Callen

/s/ Scott A. Glaze	Director	October 3, 2012
Scott A. Glaze

/s/ Jerome F. Henry, Jr.	Director	October 3, 2012
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	October 3, 2012
Debra A. Niezer

/s/ William G. Niezer	Director	October 3, 2012
William G. Niezer

/s/ Donald F. Schenkel	Director	October 3, 2012
Donald F. Schenkel

/s/ Kim T. Stacey	Director	October 3, 2012
Kim Stacey

/s/ Robert N. Taylor	Director	October 3, 2012
Robert N. Taylor

/s/ Ronald W. Turpin	Director	October 3, 2012
Ronald Turpin

/s/ Irene A. Walters	Director	October 3, 2012
Irene A. Walters