Form 10-Q
period 2012-09-30
TOWER FINANCIAL CORP
filed 2012-11-02
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [ ] No [ X ]

Number of shares of the issuer’s common stock, without par value, outstanding as of November 2, 2012: 4,876,994.

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

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	page no.

	Consolidated Condensed Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	4

	Consolidated Condensed Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011 (unaudited)	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 (unaudited)	8

	Notes to Consolidated Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1a.	Risk Factors	48

Item 6.	Exhibits	49

SIGNATURES		49

Tower Financial Corporation
Consolidated Condensed Balance Sheets
At September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$10,333,854	$60,753,268
Short-term investments and interest-bearing deposits	514,469	3,260,509
Federal funds sold	2,787,294	3,258,245
Total cash and cash equivalents	13,635,617	67,272,022

Interest-bearing deposits	457,000	450,000
Securities available for sale	135,044,138	128,619,951
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	7,008,138	4,930,368

Loans	457,864,803	462,561,174
Allowance for loan losses	(8,539,180)	(9,408,013)
Net loans	449,325,623	453,153,161

Premises and equipment, net	8,903,340	9,062,817
Accrued interest receivable	2,363,387	2,675,870
Bank owned life insurance	17,526,430	17,084,858
Other real estate owned	2,245,003	3,129,231
Prepaid FDIC insurance	1,058,911	1,551,133
Other assets	8,090,441	8,944,145
Total assets	$649,465,728	$700,681,256

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$110,088,104	$169,757,998
Interest-bearing	420,189,726	432,278,838
Total deposits	530,277,830	602,036,836

Short-term borrowings	3,962,905	-
Federal Home Loan Bank advances	23,500,000	12,000,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	118,010	2,148,424
Other liabilities	6,939,975	4,871,924
Total liabilities	582,325,720	638,584,184

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,941,994 and 4,918,136 shares issued at September 30, 2012 and December 31, 2011, respectively; and 4,876,994 and 4,853,136 shares oustanding at September 30, 2012 and December 31, 2011, respectively	44,820,086	44,542,795
Treasury stock, at cost, 65,000 shares at September 30, 2012 and December 31, 2011	(884,376)	(884,376)
Retained earnings	18,817,231	15,070,115
Accumulated other comprehensive income, net of tax of $2,260,004 at September 30, 2012 and $1,735,307 at December 31, 2011	4,387,067	3,368,538
Total stockholders' equity	67,140,008	62,097,072
Total liabilities and stockholders' equity	$649,465,728	$700,681,256

The following notes are an integral part of the financial statements

Tower Financial Corporation
Consolidated Condensed Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2012 and 2011

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$5,525,196	$6,272,290	$16,764,224	$18,838,107
Securities - taxable	445,573	537,817	1,470,818	1,757,277
Securities - tax exempt	482,496	426,458	1,461,982	1,231,598
Other interest income	6,696	4,651	36,533	25,605
Total interest income	6,459,961	7,241,216	19,733,557	21,852,587
Interest expense:
Deposits	714,875	1,302,033	2,516,593	4,013,978
Short-term borrowings	159	227	257	612
FHLB advances	40,469	50,376	117,234	185,212
Junior subordinated debt	89,854	204,540	366,799	605,107
Total interest expense	845,357	1,557,176	3,000,883	4,804,909
Net interest income	5,614,604	5,684,040	16,732,674	17,047,678
Provision for loan losses	618,000	900,000	2,293,000	3,245,000
Net interest income after provision for loan losses	4,996,604	4,784,040	14,439,674	13,802,678
Noninterest income:
Trust and brokerage fees	998,715	803,317	2,866,570	2,505,701
Service charges	257,509	262,668	828,370	813,292
Gain on sale of loans	477,319	530,391	1,082,140	798,774
Net gain on sale of securities	9,110	331,248	75,809	776,753
Net debit card interchange income	162,432	161,517	563,933	453,674
Earnings from BOLI	150,082	146,711	441,572	421,042
Other-than-temporary loss:
Total impairment loss	(688)	(39,542)	(688)	(149,045)
Loss recognized in other comprehensive income	-	16,784	-	-
Net impairment loss recognized in earnings	(688)	(22,758)	(688)	(149,045)
Other income	147,792	159,181	485,872	471,545
Total noninterest income	2,202,271	2,372,275	6,343,578	6,091,736
Noninterest expense:
Salaries and benefits	2,867,136	2,785,886	8,514,808	8,039,152
Occupancy and equipment	640,569	608,867	1,891,978	1,817,907
Marketing	111,882	107,450	307,187	331,738
Data processing	301,914	311,439	991,534	1,012,142
Loan and professional costs	342,182	459,979	1,018,604	1,241,634
Office supplies and postage	51,360	57,505	160,365	170,017
Courier services	58,341	56,097	175,674	166,926
Business development	90,535	99,801	331,147	326,428
Communications expense	62,489	50,422	168,235	143,389
FDIC insurance premiums	138,754	261,642	521,709	1,118,413
OREO, net	15,123	280,690	449,022	638,133
Other expense	338,926	328,092	763,069	786,969
Total noninterest expense	5,019,211	5,407,870	15,293,332	15,792,848
Income before income taxes	2,179,664	1,748,445	5,489,920	4,101,566
Income tax expense	617,028	423,860	1,474,570	904,509
Net income	1,562,636	1,324,585	4,015,350	3,197,057

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Income and Comprehensive Income (Continued)
For the three and nine months ended September 30, 2012 and 2011

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (continued from previous page):	$1,562,636	$1,324,585	$4,015,350	$3,197,057

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains(losses) on securities for which other-than-temporary-impairment has been recorded	28,405	(39,542)	28,867	(44,967)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	688	22,758	688	149,045
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	27,717	(16,784)	28,179	104,078

Unrealized holding gains on available-for-sale securities arising during the period	971,010	1,438,430	1,590,856	3,262,957
Reclassification adjustment for gains realized in income on available-for-sale securities	(9,110)	(331,248)	(75,809)	(776,753)
Net unrealized gains	961,900	1,107,182	1,515,047	2,486,204
Income tax expense	336,470	370,735	524,697	880,696
Total other comprehensive income	653,147	719,663	1,018,529	1,709,586
Total comprehensive income	$2,215,783	$2,044,248	$5,033,879	$4,906,643

Basic earnings per common share	$0.32	$0.27	$0.83	$0.66
Diluted earnings per common share	$0.32	$0.27	$0.83	$0.66
Average common shares outstanding	4,874,660	4,852,761	4,860,363	4,814,746
Average common shares and dilutive potential common shares outstanding	4,874,660	4,852,761	4,860,363	4,852,852

Dividends per common share	$0.055	$-	$0.055	$-

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 2012 and 2011 (unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			3,197,057			3,197,057

Other comprehensive income, net of tax				1,709,586		1,709,586
Total comprehensive income						4,906,643

Stock based compensation expense		35,182				35,182

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Balance, September 30, 2011	$-	$44,532,550	$11,647,636	$2,774,767	$(884,376)	$58,070,577

Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			4,015,350			4,015,350

Other comprehensive income, net of tax				1,018,529		1,018,529
Total comprehensive income						5,033,879

Cash dividends paid ($0.055 per share)			(268,234)			(268,234)

Stock based compensation expense		32,743				32,743

Issuance of 23,858 common shares		244,548				244,548

Balance, September 30, 2012	$-	$44,820,086	$18,817,231	$4,387,067	$(884,376)	$67,140,008

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Condensed Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011

	(unaudited) Nine Months ended September 30, 2012	(unaudited) Nine Months ended September 30, 2011
Cash flows from operating activities:
Net income	$4,015,350	$3,197,057
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,514,993	1,345,130
Provision for loan losses	2,293,000	3,245,000
Stock based compensation expense	32,743	35,182
Earnings from BOLI	(441,572)	(421,042)
Gain on sale of available-for-sale (AFS) securities	(75,809)	(776,753)
Loss on sale of premises and equipment	3,499	2,691
Gain on sale of loans	(1,082,140)	(798,774)
Loans originated for sale	(42,460,424)	(24,782,909)
Proceeds from the sale of loans held for sale	38,495,367	24,856,812
Impairment on available-for-sale securities	688	149,045
Loss on sale of other real estate owned (OREO)	1,437	91,094
Write-downs of OREO	327,970	358,590
Change in accrued interest receivable	312,483	38,105
Change in other assets	809,903	(1,066,951)
Change in accrued interest payable	(2,030,414)	531,332
Change in other liabilities	2,312,599	242,715
Net cash from operating activities	4,029,673	6,246,324
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	(7,000)	546,000
Net change in loans	3,641,137	3,832,925
Purchase of securities AFS	(34,111,041)	(42,878,563)
Purchase of life insurance	-	(3,000,000)
Proceeds from maturities, calls and paydowns of securities AFS	25,366,579	20,656,168
Proceeds from sale of securities AFS	2,966,682	13,456,165
Proceeds from the sale of portfolio loans	780,828	4,126,701
Redemption of FHLB stock	-	267,400
Purchase of premises, equipment, and leasehold improvements	(387,075)	(765,615)
Proceeds from sale of OREO	648,147	2,403,341
Net cash used in investing activities	(1,101,743)	(1,355,478)
Cash flows from financing activities:
Net change in deposits	(71,759,006)	(10,419,277)
Cash dividends paid on common stock	(268,234)	-
Proceeds from long-term FHLB advances	8,500,000	8,000,000
Repayment of long-term FHLB advances	(7,000,000)	(3,500,000)
Change in short-term borrowings	13,962,905	-
Net cash used in financing activities	(56,564,335)	(5,919,277)
Net change in cash and cash equivalents	(53,636,405)	(1,028,431)
Cash and cash equivalents, beginning of period	$67,272,022	$29,679,382
Cash and cash equivalents, end of period	$13,635,617	$28,650,951
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,031,297	$4,273,577
Income taxes	1,250,000	820,000
Non-cash Items:
Transfer of loans to OREO	82,000	2,408,735
Transfer of loans held for sale to portfolio loans	2,969,427	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated balance sheet at September 30, 2012 and its consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and September 30, 2011 and change in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011.  Those adjustments consist of only normal recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results for the period ended September 30, 2012 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2011 and  2010 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 4 - Securities

The fair value and amortized cost of securities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of states and political subdivisions	$53,118,089	$4,513,373	$-	$57,631,462
Taxable obligations of states and political subdivisions	2,038,503	275,387	-	2,313,890
Mortgage-backed securities (residential)	70,001,319	1,838,017	(238,748)	71,600,588
Mortgage-backed securities (commercial)	3,239,155	259,043	-	3,498,198
Total Securities	$128,397,066	$6,885,820	$(238,748)	$135,044,138

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. Government agency debt obligations	$612,799	$3,293	$-	$616,092
Obligations of states and political subdivisions	53,491,223	3,240,766	(1,504)	56,730,485
Taxable obligations of states and political subdivisions	2,642,204	101,563	-	2,743,767
Mortgage-backed securities (residential)	61,361,891	1,794,102	(304,703)	62,851,290
Mortgage-backed securities (commercial)	5,407,989	272,160	(1,832)	5,678,317
Total Securities	$123,516,106	$5,411,884	$(308,039)	$128,619,951

The other-than-temporary-impairment recognized in accumulated comprehensive income was $131,917 and $160,784 for securities available-for-sale for September 30, 2012 and December 31, 2011, respectively.

The proceeds from sales of securities and the associated gains for the three months ended September 30, 2012 and 2011, respectively, are listed below:

	Three Months Ended September 30,
	2012	2011
Proceeds from available-for-sale securities	$116,383	$3,059,965
Gross gains	9,110	331,248

For the three months ended September 30, 2012 and 2011, the tax provision related to these net gains and losses from sales of available-for-sale securities were $3,097 and $112,624, respectively.

The proceeds from sales of securities and the associated gains and losses for the nine months ended September 30, 2012 and 2011, respectively, are listed below:

	Nine Months Ended September 30,
	2012	2011
Proceeds from available-for-sale securities	$2,966,682	$13,456,165
Gross gains	78,324	776,963
Gross losses	2,453	-

For the nine months ended September 30, 2012 and 2011, the tax provision related to these net gains and losses from sales of available-for-sale securities were $25,796 and $264,167, respectively.  There were also $62 and $210 of gross losses on calls of available-for-sale securities for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The fair values and amortized costs of debt securities available-for-sale at September 30, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	9/30/2012
	Weighted Average Yield	Amortized Cost	Fair Value
Available-for-sale securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	3.36%	$70,001,319	$71,600,588
Mortgage-backed securities (commercial)	4.10%	3,239,155	3,498,198
	3.40%	$73,240,474	$75,098,786

Obligations of state and political subdivisions:
Due in one year or less	6.67%	$1,137,101	$1,159,812
Due after one to five years	5.83%	3,137,826	3,243,921
Due after five to ten years	5.53%	15,693,201	17,109,794
Due after ten years	5.33%	33,149,961	36,117,935
Total obligations of state and political subdivisions	5.49%	$53,118,089	$57,631,462

Taxable obligations of state and political subdivisions:
Due after ten years	4.84%	2,038,503	2,313,890
Total obligations of state and political subdivisions	4.84%	$2,038,503	$2,313,890

Total Available-for-sale securities:	4.32%	$128,397,066	$135,044,138

Securities with a carrying value of $17.3 million and $20.8 million were pledged to secure borrowings from the FHLB at September 30, 2012 and December 31, 2011, respectively.   Securities with a carrying value of $2.4 million and $1.8 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at September 30, 2012 and December 31, 2011, respectively.  Securities with a carrying value of $9.2 million and $23.3 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Pacific Coast Bankers Bank, and Zions Bank, to secure federal funds lines of credit at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at September 30, 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Mortgage-backed securities (residential)	16,460,156	(96,978)	1,777,557	(141,770)	18,237,713	(238,748)
Total available for sale securities	$16,460,156	$(96,978)	$1,777,557	$(141,770)	$18,237,713	$(238,748)

Securities with unrealized losses at December 31, 2011 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Obligations of states and political subdivisions	$-	$-	$253,983	$(1,504)	$253,983	$(1,504)
Mortgage-backed securities (residential)	13,167,811	(133,590)	1,052,460	(171,113)	14,220,271	(304,703)
Mortgage-backed securities (commercial)	1,052,560	(1,832)	-	-	1,052,560	(1,832)
Total available for sale securities	$14,220,371	$(135,422)	$1,306,443	$(172,617)	$15,526,814	$(308,039)

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

As of September 30, 2012, Tower Financial Corporation’s security portfolio consisted of 226 securities, 14 of which were in an unrealized loss position. As of September 30, 2012, all of the unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At September 30, 2012, approximately 81% of the mortgage-backed securities held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

As of September 30, 2012, the Company held $13.4 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These securities make up less than 20% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

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

Private Label Collateralized Mortgage Obligation:  The Company owns a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At September 30, 2012, the fair value of the investment was $317,468 and the amortized cost was $449,384.  The investment was rated Caa2 by Moody’s and CCC by S&P.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.

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

	September 30 2012	June 30 2012	March 31 2012	December 31 2011	September 30 2011
Delinquency 60+	21.76%	21.60%	23.07%	24.14%	24.24%
Delinquency 90+	18.09%	18.15%	19.63%	21.82%	22.03%
Other Real Estate Owned	1.42%	1.13%	1.37%	1.59%	1.53%
Foreclosure	9.85%	9.86%	8.90%	9.92%	12.24%
Bankruptcy	3.39%	2.69%	3.47%	2.88%	2.44%

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

Based on the analysis performed using the assumptions above, it was determined that this Private Label CMO is other-than-temporarily-impaired and we have recorded $97,464 of cumulative credit impairment through September 30, 2012.  An OTTI charge of $688 was recorded for the three and nine months ending September 30, 2012.  An OTTI charge of $22,758 and $39,045 was recorded for the three and nine months ending September 30, 2011, respectively.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and nine months ended September 30, 2012 and September 30, 2011:

For the three months ended	2012	2011
Beginning Balance, July 1	$1,058,118	$1,035,360
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	688	22,758
Ending Balance, September 30	$1,058,806	$1,058,118

For the nine months ended	2012	2011
Beginning Balance, January 1	$1,058,118	$909,073
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	688	149,045
Ending Balance, September 30	$1,058,806	$1,058,118

Note 5 - Loans and Allowance for Loan Losses

Loans at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Balance	%	Balance	%

Commercial	$205,192,356	44.8%	$214,206,431	46.3%
Commercial real estate
Construction	32,695,852	7.1%	32,124,555	6.9%
Other	90,019,609	19.6%	86,289,841	18.7%
Residential real estate
Traditional	58,827,899	12.8%	53,985,443	11.7%
Jumbo	26,445,578	5.8%	27,859,610	6.0%
Home equity	32,338,265	7.1%	34,593,258	7.4%
Consumer	12,842,912	2.8%	13,767,906	3.0%
Total loans	458,362,471	100.0%	462,827,044	100.0%
Net deferred loan fees	(497,668)		(265,870)
Allowance for loan losses	(8,539,180)		(9,408,013)

Net loans	$449,325,623		$453,153,161

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended September 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 7/1/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779
Provision expense	(104,255)	697,888	9,099	(62,281)	(8,418)	85,967	618,000
Charge-offs	-	(1,051,000)	(93,593)	-	-	-	(1,144,593)
Recoveries	8,165	5,348	-	20,176	305	-	33,994
Ending Balance 9/30/2012	$3,702,444	$4,154,012	$356,589	$204,189	$17,545	$104,401	$8,539,180

For the nine months ended September 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision expense	32,620	1,753,487	(73,889)	475,225	63,421	42,136	2,293,000
Charge-offs	(508,297)	(2,334,496)	(150,093)	(379,494)	(66,412)	-	(3,438,792)
Recoveries	214,843	29,073	-	31,535	1,508	-	276,959
Ending Balance 9/30/2012	$3,702,444	$4,154,012	$356,589	$204,189	$17,545	$104,401	$8,539,180

For the three months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 7/1/2011	$4,855,743	$6,617,752	$308,007	$86,750	$21,851	$126,899	$12,017,002
Provision expense	113,309	808,282	2,031	28,204	(11,034)	(40,792)	900,000
Charge-offs	(191,000)	(2,743,040)	(7,033)	(48,331)	-	-	(2,989,404)
Recoveries	118,179	-	-	11,215	8,217	-	137,611
Ending Balance 9/30/2011	4,896,231	4,682,994	303,005	77,838	19,034	86,107	10,065,209

For the nine months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	115,684	3,114,715	(76,954)	47,593	(19,809)	63,771	3,245,000
Charge-offs	(1,732,508)	(4,667,150)	(7,033)	(65,739)	-	-	(6,472,430)
Recoveries	722,110	52,064	-	18,933	10,132	-	803,239
Ending Balance 9/30/2011	$4,896,231	$4,682,994	$303,005	$77,838	$19,034	$86,107	$10,065,209

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For three months ended September 30, 2012:
Commercial	$-
Commercial Real Estate	-

For nine months ended September 30, 2012:
Commercial	$780,828
Commercial Real Estate	-

For three months ended September 30, 2011:
Commercial	$-
Commercial Real Estate	-

For nine months ended September 30, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,315,615	2,386,829	$3,702,444
Commercial Real Estate
Construction	-	632,291	632,291
Other	-	3,521,721	3,521,721
Residential Real Estate
Traditional	-	152,868	152,868
Jumbo	135,000	68,721	203,721
Home Equity	-	204,189	204,189
Consumer	-	17,545	17,545
Unallocated	-	104,401	104,401
Total	$1,450,615	$7,088,565	$8,539,180

Loans:
Commercial	$9,504,724	196,327,654	$205,832,378
Commercial Real Estate
Construction	2,175,697	30,403,764	32,579,461
Other	764,055	89,301,740	90,065,795
Residential Real Estate
Traditional	-	58,906,170	58,906,170
Jumbo	1,553,450	24,927,314	26,480,764
Home Equity	-	32,538,353	32,538,353
Consumer	-	12,976,280	12,976,280
Unallocated	-	-	-
Total	$13,997,926	$445,381,275	$459,379,201

December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$724,605	$3,238,673	$3,963,278
Commercial Real Estate
Construction	1,765,000	762,094	2,527,094
Other	341,000	1,837,854	2,178,854
Residential Real Estate
Traditional	-	191,662	191,662
Jumbo	290,000	98,909	388,909
Home Equity	5,000	71,923	76,923
Consumer	-	19,028	19,028
Unallocated	-	62,265	62,265
Total	$3,125,605	$6,282,408	$9,408,013

Loans:
Commercial	$8,818,710	$206,084,106	$214,902,816
Commercial Real Estate
Construction	5,742,203	26,379,914	32,122,117
Other	1,468,978	84,932,468	86,401,446
Residential Real Estate
Traditional	-	54,112,445	54,112,445
Jumbo	1,214,846	26,710,303	27,925,149
Home Equity	340,313	34,477,182	34,817,495
Consumer	-	13,972,956	13,972,956
Unallocated	-	-	-
Total	$17,585,050	$446,669,374	$464,254,424

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,975,314	2,819,289	$-
Commercial Real Estate
Construction	5,409,794	2,175,697	-
Other	882,993	764,055	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	9,268,101	5,759,041	-
With related allowance recorded:
Commercial	7,093,253	6,685,435	1,315,615
Commercial Real Estate
Construction	-	-	-
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,947,783	1,553,450	135,000
Home Equity	-	-	-
Consumer	-	-	-
	9,041,036	8,238,885	1,450,615

	18,309,137	$13,997,926	$1,450,615

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$5,580,204	$5,485,888	$-
Commercial Real Estate
Construction	2,133,547	2,134,090	-
Other	267,610	267,509	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,981,361	7,887,487	-
With related allowance recorded:
Commercial	3,328,648	3,332,822	724,605
Commercial Real Estate
Construction	3,597,546	3,608,113	1,765,000
Other	1,198,072	1,201,469	341,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,214,846	290,000
Home Equity	337,833	340,313	5,000
Consumer	-	-	-
	9,636,121	9,697,563	3,125,605

	$17,617,482	$17,585,050	$3,125,605

For the tables directly above, the recorded investment in loans includes accrued interest receivable and loan origination fees, net.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following table presents the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for periods ended September 30, 2012 and September 30, 2011:

	For three months ended	September 30, 2012	September 30, 2011

Average impaired loans during the period:
Commercial		$8,032,420	$9,615,308
Commercial Real Estate
Construction		2,667,538	7,628,243
Other		1,752,446	7,154,075
Residential Real Estate
Traditional		-	-
Jumbo		1,558,265	-
Home Equity		-	-

Interest recognized on impaired loans:
Commercial		62,162	93,428
Commercial Real Estate
Construction		40,198	160,429
Other		2,858	80,327
Residential Real Estate
Traditional		-	-
Jumbo		-	-
Home Equity		-	-

Cash-basis interest income recognized:
Commercial		67,505	113,123
Commercial Real Estate
Construction		40,126	178,997
Other		1,699	79,378
Residential Real Estate
Traditional		-	-
Jumbo		-	-
Home Equity		-	-

	For nine months ended	September 30, 2012	September 30, 2011

Average impaired loans during the period:
Commercial		$8,410,821	$12,400,931
Commercial Real Estate
Construction		3,357,440	7,477,676
Other		2,256,583	7,556,639
Residential Real Estate
Traditional		-	-
Jumbo		1,366,946	-
Home Equity		305,583	-

Interest recognized on impaired loans:
Commercial		190,102	395,202
Commercial Real Estate
Construction		125,764	306,349
Other		77,131	223,806
Residential Real Estate
Traditional		-	-
Jumbo		7,459	-
Home Equity		5,699	-

Cash-basis interest income recognized:
Commercial		167,239	363,816
Commercial Real Estate
Construction		120,819	296,361
Other		70,251	212,948
Residential Real Estate
Traditional		-	-
Jumbo		2,333	-
Home Equity		472	-

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

September 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$7,107,509	$617,273
Commercial Real Estate
Construction	2,175,697	-
Other	764,055	-
Residential Real Estate
Traditional	478,434	207,412
Jumbo	1,553,450	-
Home Equity	-	44,794
Consumer	-	57,260
Total	$12,079,145	$926,739

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,018,472	$-
Commercial Real Estate
Construction	2,134,090	285,123
Other	977,324	149,409
Residential Real Estate
Traditional	520,998	169,168
Jumbo	-	1,214,846
Home Equity	29,961	195,459
Consumer	-	41,473
Total	$8,680,845	$2,055,478

The following tables present the aging of the recorded investment in loans as of September 30, 2012 and December 31, 2011:

September 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$819,075	$5,340,202	$6,592,788	12,752,065	$193,080,313
Commercial Real Estate
Construction	-	-	1,197,971	1,197,971	31,381,490
Other	94,315	395,296	764,055	1,253,666	88,812,129
Residential Real Estate
Traditional	467,943	393,418	685,846	1,547,207	57,358,963
Jumbo	-	-	1,553,450	1,553,450	24,927,314
Home Equity	166,030	168,488	44,794	379,312	32,159,041
Consumer	84,277	60,493	57,260	202,030	12,774,250
Total	$1,631,640	$6,357,897	$10,896,164	$18,885,701	$440,493,500

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,633,467	$3,804,642	$2,396,430	7,834,539	$207,068,277
Commercial Real Estate
Construction	-	63,517	1,280,115	1,343,632	30,778,485
Other	-	-	1,126,733	1,126,733	85,274,713
Residential Real Estate
Traditional	519,241	81,550	690,166	1,290,957	52,821,488
Jumbo	-	-	1,214,846	1,214,846	26,710,303
Home Equity	742,025	-	225,420	967,445	33,850,050
Consumer	261,922	47,402	41,473	350,797	13,622,159
Total	$3,156,655	$3,997,111	$6,975,183	$14,128,949	$450,125,475

Troubled Debt Restructurings:

The Company has allocated $78,000 and $1.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively.  The Company has committed to lend additional amounts totaling up to $50,727 and $51,727 as of September 30, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ending September 30, 2012, there was one loan restructured that met the definition of a troubled debt restructuring.  The restructuring extended the maturity date on a commercial loan for a customer that is experiencing financial difficulty.  During the nine months ending September 30, 2012, there were three loans modified that met the definition of a troubled debt restructuring.  The modification of the terms of these loans included extending the maturity date on a commercial loan for a customer that is experiencing financial difficulty, decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan, and renewing a collateral deficient commercial loan.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the three and nine months ending September 30, 2012:

	For three months ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	1	$1,203,271	$1,203,621

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

	For nine months ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	2	$1,559,471	$1,563,936
Commercial Real Estate:
Construction	1	1,034,993	1,034,993

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The troubled debt restructurings described above had no impact on the allowance for loan losses and resulted in no charge offs during the three- and nine-month periods ending September 30, 2012.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of September 30, 2012:

	September 30, 2012
	Number of Loans	Recorded Investment
Commercial	1	$366,423
Commercial Real Estate:
Construction	2	354,894
Other	2	358,218

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above reduced the allowance for loan losses by $1.0 million as a result of charge offs during the three- and nine-month periods ending September 30, 2012.  The $1.0 million in charge offs taken during the period were reserved in full as of December 31, 2011.  Excluding the $1.0 million in charge offs and their impact to the allowance for loan losses aforementioned, the five loans included in the table above had no other impact on the allowance for loans losses and resulted in no other charge offs as of September 30, 2012 and December 31, 2011.

The terms of certain other loans were modified during the nine months ending September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2012 of $44.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

September 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial		$182,148,700	$1,657,246	$14,918,923	$7,107,509
Commercial Real Estate
Construction		26,694,452	3,059,247	650,065	2,175,697
Other		81,180,709	2,059,252	6,061,779	764,055
Residential Real Estate
Traditional	58,906,170	-	-	-	-
Jumbo	24,927,314	-	-	-	1,553,450
Home Equity	32,538,353	-	-	-	-
Consumer	12,976,280
Total	$129,348,117	$290,023,861	$6,775,745	$21,630,767	$11,600,711

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,479,747	$16,599,802	$5,804,795	$5,018,472
Commercial Real Estate
Construction	-	23,690,072	2,579,325	3,718,630	2,134,090
Other	-	82,262,782	2,134,424	1,026,916	977,324
Residential Real Estate
Traditional	54,112,445	-	-	-	-
Jumbo	26,710,303	-	-	1,214,846	-
Home Equity	34,477,182	-	-	340,313	-
Consumer	13,972,956	-	-	-	-
Total	$129,272,886	$293,432,601	$21,313,551	$12,105,500	$8,129,886

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of September 30, 2012 and December 31, 2011:

September 30, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$57,358,963	$861,361	$207,412	$478,434
Jumbo	24,927,314	-	-	1,553,450
Home Equity	32,159,041	334,518	44,794	-
Consumer	12,774,250	144,770	57,260	-
Total	$127,219,568	$1,340,649	$309,466	$2,031,884

December 31, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,821,488	$600,791	$169,168	$520,998
Jumbo	26,710,303	-	1,214,846	-
Home Equity	33,850,050	742,025	195,459	29,961
Consumer	13,622,159	309,324	41,473	-
Total	$127,004,000	$1,652,140	$1,620,946	$550,959

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of states and political subdivisions	$-	$57,631,462	$-	$57,631,462
Taxable obligations of states and political subdivisions	-	2,313,890	-	2,313,890
Mortgage-backed securities (residential)	-	71,283,120	317,468	71,600,588
Mortgage-backed securities (commercial)	-	3,498,198	-	3,498,198
Total	$-	$134,726,670	$317,468	$135,044,138

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$616,092	$-	$616,092
Obligations of states and political subdivisions	-	53,044,197	3,686,288	56,730,485
Taxable obligations of states and political subdivisions	-	2,743,767	-	2,743,767
Mortgage-backed securities (residential)	-	49,764,746	13,086,544	62,851,290
Mortgage-backed securities (commercial)	-	5,678,317	-	5,678,317
Total	$-	$111,847,119	$16,772,832	$128,619,951

Loans held for sale	$-	$4,930,368	$-	$4,930,368

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Investment Securities:  The fair values for investment securities are determined by quoted market prices in an active market, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which includes one of our mortgage-backed securities and the one collateralized debt obligation we hold, which has been written down to no book value or market value as of September 30, 2012.  The once active market has become comparatively inactive on both of these securities.  As such, these investments are priced at September 30, 2012 and December 31, 2011 using Level 3 inputs.  Due to current market conditions as well as the limited trading activity of these securities, the fair value is highly sensitive to assumption changes and market volatility.

Loans Held for Sale, at Fair Value:  The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Level 3 Reconciliation

The following tables represent the changes in the Level 3 fair-value category for the three- and nine-month period ended September 30, 2012 and September 30, 2011.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for three- and nine-months ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, July 1	$306,557	$6,366,304
Principal paydowns	(16,806)	(428,119)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(65)
Credit loss recognized in earnings	(688)	(22,758)
Included in other comprehensive income	28,405	15,320
Purchases of Level 3 securities	-	1,866,428
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$317,468	$7,797,110

	Nine Months Ended September 30
Collateralized debt obligation	2012	2011

Beginning Balance, January 1	$-	$4,600
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	(110,000)
Included in other comprehensive income	-	105,400
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$-	$-

	Nine Months Ended September 30
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, January 1	$13,086,544	$8,391,642
Principal paydowns	(911,153)	(1,605,419)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(23,858)	9,222
Credit loss recognized in earnings	(688)	(39,045)
Included in other comprehensive income	109,655	4,956
Purchases of Level 3 securities	-	1,866,428
Transfers in (out) of Level 3	(11,943,032)	(830,674)
Ending Balance, September 30	$317,468	$7,797,110

	Nine Months Ended September 30
Obligations of states and politicial subdivisions	2012	2011

Beginning Balance, January 1	$3,686,288	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(42)	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	(5,581)	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(3,680,665)	-
Ending Balance, September 30	$-	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month and nine-month periods ending September 30, 2012 and September 30, 2011 for Level 3 assets that are still held at September 30.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Three Months Ended September 30
Mortgage-backed securities (residential)	2012	2011
Impairment recognized in earnings	$688	$22,758

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Nine Months Ended September 30
Collateralized debt obligation	2012	2011
Impairment recognized in earnings	$-	$110,000

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Nine Months Ended September 30
Mortgage-backed securities (residential)	2012	2011
Impairment recognized in earnings	$688	$39,045

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the three-month period ending September 30, 2012.  Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows for the nine-month period ending September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from level:
Mortgage-backed securities (residential)	$-	$-	$(11,943,032)	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	-	(3,680,665)	Increased market activity removed need for significant unobservable inputs

Total transfers from level	$-	$-	$(15,623,697)

Transfers to level:
Mortgage-backed securities (residential)	$-	$11,943,032	$-	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	3,680,665	-	Increased market activity removed need for significant unobservable inputs

Total transfers to level	$-	$15,623,697	$-

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Residential mortgage- backed securities	$317,468	Discounted cash flow	Severity rate			55%
			Discount rate			6%
			Marketability yield	12%	-	15%
Other real estate owned	1,045,700	Market comparable properties	Comparability adjustments	Not available
Collateral-dependent impaired loans	8,751,055	Market comparable properties	Comparability adjustments	Not available

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$5,515,922	$5,515,922
Commercial Real Estate
Construction			1,448,021	1,448,021
Other			368,662	368,662
Residential Real Estate
Traditional			-	-
Jumbo			1,418,450	1,418,450
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			$669,400	$669,400
Other			226,000	226,000
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$2,616,202	$2,616,202
Commercial Real Estate
Construction			2,982,632	2,982,632
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			884,022	884,022
Home Equity			332,833	332,833
Other real estate owned:
Commercial Real Estate
Construction			$1,705,300	$1,705,300
Other			428,350	428,350
Residential Real Estate
Traditional			388,420	388,420
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at September 30, 2012 and December 31, 2011. Only financial instruments are shown.

	Fair Value Measurements Using:
September 30, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,635,617	$13,635,617	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available-for-sale	135,044,138	-	134,726,670	317,468
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	7,008,138	-	7,008,138	-
Loans, net	449,325,623	-	-	458,276,725
Accrued interest receivable	2,363,387	-	2,363,387	-
Financial liabilities:
Deposits	(530,277,830)	-	(533,682,370)	-
Short-term borrowings	(3,962,905)	-	(3,962,905)	-
FHLB advances	(23,500,000)	-	(23,555,200)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(118,010)	-	(118,010)	-

	Fair Value Measurements Using:
December 31, 2011	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,272,022	$67,272,022	$-	$-
Long-term interest-bearing deposits	450,000	-	450,000	-
Securities available-for-sale	128,619,951	-	111,847,119	16,772,832
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,930,368	-	4,930,368	-
Loans, net	453,153,161	-	-	458,410,053
Accrued interest receivable	2,675,870	-	2,675,870	-
Financial liabilities:
Deposits	(602,036,836)	-	(605,724,529)	-
FHLB advances	(12,000,000)	-	(12,085,500)	-
Junior subordinated debt	(17,527,000)	-	-	(4,381,750)
Accrued interest payable	(2,148,424)	-	(2,148,424)	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value.

Cash and Cash Equivalents: The carrying amount approximates fair value.

Long-term interest-bearing deposits: The carrying amount approximates fair value.

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

Short-term borrowings: The carrying amount approximates fair value.

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

Note 7 - Federal Home Loan Bank Advances

At September 30, 2012 and December 31, 2011, advances from the Federal Home Loan Bank ("FHLB") were:

	September 30, 2012	December 31, 2011

3.55% bullet advance, principal due at maturity March 26, 2012	$-	$2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	-	5,000,000
0.44% bullet advance, principal due at maturity November 19, 2012	2,000,000	-
0.46% bullet advance, principal due at maturity February 15, 2013	3,000,000	-
0.51% variable rate advance, principal due at maturity March 19, 2013	7,000,000	-
0.51% variable rate advance, principal due at maturity March 25, 2013	3,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	-

Total Federal Home Loan Bank advances	$23,500,000	$12,000,000

At September 30, 2012, two FHLB advances in the amount of $10.0 million have variable rates and can be repaid anytime at the Company’s discretion before their contractual maturities.  The remaining five FHLB advances have fixed rates with no callable options at September 30, 2012.  At December 31, 2011 all FHLB advances had fixed rates with no callable options.

At September 30, 2012 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2012	$2,000,000
2013	18,000,000
2014	-
2015	-
2016	-
2017	3,500,000

$23,500,000

Note 8 - Equity Incentive and Stock Compensation Plans

Employee Incentive Plans:
Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 49,685 remain outstanding as of September 30, 2012.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for three and nine month periods ending September 30, 2012 and September 30, 2011.  No income tax benefit was recognized in the income statement for the share-based compensation arrangements.

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

A summary of the option activity under the Plans as of September 30, 2012 and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at 1/1/12	59,654	$14.33	2.31

Granted	-	-	-

Exercised	-	-	-

Forfeited or expired	(9,969)	13.52	-

Outstanding at 9/30/12	49,685	14.49	1.97

Vested or expected to vest at 9/30/12	49,685	14.49	1.97

Exercisable at 9/30/12	49,685	14.49	1.97

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of September 30, 2012, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of September 30, 2012, 20,500 shares have been granted in the form of restricted stock, of which 19,125 shares have vested and 625 shares have been forfeited.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $531 and $11,727 for the three months and $14,093 and $35,182 for the nine months ended September 30, 2012 and 2011, respectively.  Future expense related to this award will be $531 in 2012, $2,125 in 2013, $2,125 in 2014, and $1,417 in 2015.  The total fair value of shares vested during the nine months ended September 30, 2012 was $39,988.

A summary of the restricted stock activity as of September 30, 2012 and changes during the three-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/12	4,750	$9.14

Granted	-	-

Vested	(4,000)	9.27

Forfeited	-	-

Outstanding at 9/30/12	750	8.50

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

As of December 31, 2011, Steps 1 and 2 requirements for the Bank participants and Step 2 requirements for the Trust participants were met.  Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards.  The potential awards associated with Step 1 for the Trust participants remain in place, as the Trust company has until the end of fiscal year 2012 to achieve those targets.  There are 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust participant plan.  The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust participants have been achieved.  Per the terms of the Plan, the awards could not be paid out until we were released from our formal Written Agreement with the Federal Reserve, which occurred July 10, 2012.  As a result, the compensation cost was charged against income to accrue for the granting of these unrestricted shares and cash payments creating an accrual in the amount of $369,935 at December 31, 2011.  Due to an increase in the price per share of the Company’s stock from December 31, 2011 to June 30, 2012, an additional compensation cost of $54,635 was charged against income in the first six months of 2012 to bring the total accrual to $424,570.  During the three months ending September 30, 2012, all cash awards and shares of stock associated with Step 1 and 2 for Bank Participants and Step 2 for Trust Co. Participants were awarded.

Director Stock Compensation Program:
As discussed in our Annual Report filed on Form 10-K, our 2012 board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units.  On May 23, 2012, the Company granted 5,619 Deferred Stock Units.  The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting.  The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance.  The compensation cost that has been charged against income for the Deferred Stock Units awarded under the Plan was $13,850 and $18,650 for the three and nine months ended September 30, 2012.  There were 161 shares forfeited in August of 2012 that resulted in a reversal of expense in the amount of $412 for the three- and nine-month periods ending September 30, 2012.  No compensation cost was charged against income prior to 2012.  Future expense related to this award will be $13,988 in 2012 and $23,312 in 2013.

Note 9 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2012 and September 30, 2011. Options for 49,685 and 59,654 shares of common stock were not included in the computation of diluted earnings per share for the three- and nine-month period ended September 30, 2012 and 2011, respectively, because they were not dilutive.  All preferred stock has been converted to common stock as of September 30, 2011.

	Three Months Ended September 30,
	2012	2011
Basic
Net income available to common shareholders	$1,562,636	$1,324,585
Weighted average common shares outstanding	4,874,660	4,852,761
Basic earnings per common share	$0.32	$0.27

Diluted
Net income available to common shareholders	$1,562,636	$1,324,585
Weighted average common shares outstanding	4,874,660	4,852,761
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,874,660	4,852,761
Diluted earnings per common share	$0.32	$0.27

	Nine Months Ended September 30,
	2012	2011
Basic
Net income available to common shareholders	$4,015,350	$3,197,057
Weighted average common shares outstanding	4,860,363	4,814,746
Basic earnings per common share	$0.83	$0.66

Diluted
Net income available to common shareholders	$4,015,350	$3,197,057
Weighted average common shares outstanding	4,860,363	4,814,746
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	38,106
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,860,363	4,852,852
Diluted earnings per common share	$0.83	$0.66

Note 10 – Business Segments

Management separates Tower Financial Corporation into three distinct businesses for reporting purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as their contribution as a whole.

The majority of assets and income result from the Banking segment.  The Bank is a full-service commercial bank with six Allen County locations and one Warsaw location. The Wealth Management segment is made up of Tower Trust Company, which is a wholly-owned subsidiary of the Bank.  The Trust Company provides estate planning, investment management, and retirement planning, as well as investment brokerage services.  The Corporate and Intercompany segment includes the holding company and subordinated debentures.  We incur general corporate expenses, as well as interest expense on the subordinated debentures.

Information reported internally for performance assessment follows:

	As of and for the three months ended September 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,688,509	$15,949	$(89,854)	$-	$5,614,604

Non-interest income	1,197,720	999,123	1,696,771	(1,691,343)	2,202,271

Non-interest expense	4,201,409	695,072	122,730	-	5,019,211

Noncash items
Provision for loan losses	618,000	-	-	-	618,000
Depreciation/amortization	453,432	21,764	-	-	475,196

Income tax expense (benefit)	573,847	121,631	(78,450)	-	617,028

Segment Profit	1,492,973	198,369	1,562,637	(1,691,343)	1,562,636

Balance Sheet Information
Segment Assets	651,907,041	7,354,862	78,640,710	(88,436,885)	649,465,728

	As of for the nine months ended September 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,061,389	$38,084	$(366,799)	$-	$16,732,674

Non-interest income	3,457,035	2,867,137	4,547,115	(4,527,709)	6,343,578

Non-interest expense	12,755,849	2,048,344	489,139	-	15,293,332

Noncash items
Provision for loan losses	2,293,000	-	-	-	2,293,000
Depreciation/amortization	1,452,788	62,205	-	-	1,514,993

Income tax expense(benefit)	1,467,934	330,809	(324,173)	-	1,474,570

Segment Profit	4,001,641	526,068	4,015,350	(4,527,709)	4,015,350

Balance Sheet Information
Segment Assets	651,907,041	7,354,862	78,640,710	(88,436,885)	649,465,728

	As of and for the three months ended September 30, 2011
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$5,882,424	$6,156	$(204,540)	$-	$5,684,040

Non-interest income	1,562,871	803,510	1,567,051	(1,561,157)	2,372,275

Non-interest expense	4,567,601	680,477	159,792	-	5,407,870

Noncash items
Provision for loan losses	900,000	-	-	-	900,000
Depreciation/amortization	471,930	10,064	-	-	481,994

Income tax expense (benefit)	500,434	45,294	(121,868)	-	423,860

Segment Profit	1,477,260	83,895	1,324,587	(1,561,157)	1,324,585

Balance Sheet Information
Segment Assets	664,223,949	6,974,302	71,263,693	(82,737,094)	659,724,850

	As of for the nine months ended September 30, 2011
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$17,609,812	$42,973	$(605,107)	$-	$17,047,678

Non-interest income	3,498,581	2,574,739	3,953,944	(3,935,528)	6,091,736

Non-interest expense	13,349,262	1,911,384	532,202	-	15,792,848

Noncash items
Provision for loan losses	3,245,000	-	-	-	3,245,000
Depreciation/amortization	1,309,801	35,329	-	-	1,345,130

Income tax expense(benefit)	1,046,452	238,480	(380,423)	-	904,509

Segment Profit	3,467,679	467,848	3,197,058	(3,935,528)	3,197,057

Balance Sheet Information
Segment Assets	664,223,949	6,974,302	71,263,693	(82,737,094)	659,724,850

Note 11 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2012 and December 31, 2011 and results of operations for the three- and nine-month periods ended September 30, 2012 and September 30, 2011.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Net income for the nine months ended September 30, 2012 and 2011 was $4.0 million and $3.2 million, respectively.  The $818,293, or 25.6%, increase in net income was the result of decreasing loan provision expense by $952,000, an increase in noninterest income of $251,842, and a decrease in noninterest expenses by $499,516.  These increases to net income were offset by a decrease in net interest income of $315,004 and an increase in income tax expense of $570,061.  Loan provision expenses decreased due to fewer charge-offs, a decline of almost 33% in impaired loans from September 30, 2011, and a decrease in the specific reserves on individual notes per ASC 310-10.  Noninterest income increased in almost every category, except gains on the sale of available-for-sale securities, compared to the first nine months of 2011. Noninterest income increases were led by an increase in trust and brokerage income, an increase in mortgage banking income, and a reduction of other-than-temporary-impairment (OTTI) on available-for-sale securities.  Decreases in noninterest expense were the result of decreases in FDIC insurance premiums, Other Real Estate Owned (OREO) expenses, and loan and professional expenses.  These decreases were offset by an increase in salaries and benefits expenses, which was the result of higher commission expenses and an increase in the accrual for profit sharing.

Total assets decreased $51.2 million, or 7.3%, from $700.7 million at December 31, 2011 to $649.5 million at September 30, 2012 as a result of a decrease of $53.6 million in cash and cash equivalents.  As described in our Form 10-K for December 31, 2011, we had approximately $48.0 million of extremely short-term deposits held in cash and cash equivalents at December 31, 2011 that were withdrawn from the bank in January 2012.  Total loans decreased by $4.7 million from December 31, 2011 to September 30, 2012, while long-term investments increased by $6.4 million. The decrease in total loans was the result of decreases of $9.0 million and $2.3 million in commercial loans and home equity loans, respectively, offset by a $4.3 million and $3.4 million increase in commercial real estate and residential real estate, respectively.

Total deposits decreased by $71.8 million, or 11.9%, from December 31, 2011 to September 30, 2012.  The decrease in total deposits to $530.3 million at September 30, 2012 was primarily related to the $48.0 million of extremely short-term deposits held in cash and cash equivalents as described above and a decrease in brokered deposits by $30.1 million.  Offsetting the decrease was an increase of $13.6 million in health savings accounts (HSAs) from employer contributions typically made annually in January, which are included in interest-bearing checking accounts.  Partially due to the deposit inflow from HSAs, we were able to reduce our outstanding brokered certificates of deposit by $30.1 million, of which we prepaid $9.8 million prior to their scheduled maturity.

Financial Condition

Total assets were $649.5 million at September 30, 2012 compared to total assets of $700.7 million at December 31, 2011.  The decrease was primarily in cash and cash equivalents as a result of the $48.0 million of extremely short-term deposits being withdrawn in January 2012.  Also impacting the decrease in total assets was a $4.7 million decrease in total loans.

Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold, were $13.6 million at September 30, 2012.  This was a $53.6 million, or 79.7%, decrease from December 31, 2011.  This decrease was expected based on the $48.0 million of extremely short-term deposits reported at December 31, 2011.  As previously described on Form 10-K as of December 31, 2011, these short-term deposits were withdrawn in January 2012.

Loans. Total loans decreased $4.7 million from December 31, 2011 to $457.9 million.  The decrease in total loans was the result of decreases of $9.0 million and $2.3 million in commercial loans and home equity loans, respectively, offset by a $4.3 million and $3.4 million increase in commercial real estate and residential real estate, respectively.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, and OREO.  Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans.  Nonperforming assets increased by $1.3 million from $16.0 million, or 2.3% of total assets, at December 31, 2011 to $17.3 million, or 2.7% of total assets, at September 30, 2012 primarily due to the addition of one residential real estate relationship in the amount of $1.5 million and one commercial loan in the amount of $1.2 million to nonperforming assets.  These additions were offset by charge-offs of $1.4 million on a the residential real estate loan relationship mentioned above and two troubled debt restructured commercial real estate relationships, which were categorized as impaired with specific reserves established per ASC 310-10 of $1.3 million at December 31, 2011

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30, 2012	December 31, 2011

Loans past due over 90 days and still accruing	$912,999	$2,007,098
Nonperforming restructured loans	1,557,482	1,804,724
Nonaccrual loans	12,082,813	8,682,161
Total nonperforming loans	$14,553,294	$12,493,983
Other real estate owned	2,245,003	3,129,231
Other impaired assets owned	129,853	-
Impaired securities	317,468	331,464
Total nonperforming assets	$17,245,618	$15,954,678

Nonperforming assets to total assets	2.66%	2.28%

Nonperforming loans to total loans	3.18%	2.70%

Troubled debt restructured (“TDR”) loans decreased $3.5 million from December 31, 2011 to September 30, 2012.  We had two TDR loan relationships totaling $1.8 million that were reported as impaired with specific reserves of $1.0 million at December 31, 2011.  Subsequent to the modifications, these two relationships have defaulted on their payments and have moved to nonaccrual status with charge-offs of the specific reserve in the amount of $1.0 million during the third quarter.  Additions to the TDR category during the first nine months of 2012 include two commercial loans totaling $1.6 million and one commercial real estate loan in the amount of $1.1 million.  While these three relationships will be reported as nonperforming TDR loans for at least six months, we have received timely payments in accordance with the modified terms since the loans were restructured.  Of those additions, the commercial real estate loan was on nonaccrual status with a principal balance of $1.1 million, which is the primary reason for the increase in the nonperforming TDR loans included in nonaccrual loans category.  The $5.1 million decrease from December 31, 2011 in TDR loans included in loans held for sale and performing TDR loans was due to two relationships no longer needing to be reported as TDR loans as a result of over twelve months of timely payments and the restructure was not related to adjusting the effective interest rate on the notes in accordance with ASC 310-40-50-2.  It is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement in accordance with paragraphs 310-10-35-20 through 35-26 and 310-10-35-37.  At September 30, 2012, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

The following table summarizes the Company’s TDR loans as of the dates indicated:

	September 30, 2012	December 31, 2011

Nonperforming TDR loans	$1,557,482	$1,804,724
Nonperforming TDR loans included in nonaccrual loans	2,243,331	427,732
Total nonperforming TDR loans	$3,800,813	$2,232,456
TDR loans included in loans held for sale	-	3,000,000
Performing TDR loans	440,929	2,494,183
Total TDR loans	$4,241,742	$7,726,639

While nonperforming assets have increased, loans reported as impaired decreased to $14.1 million from the $17.6 million reported at December 31, 2011.  During the nine months ended September 30, 2012, we added $7.8 million in loans to non-accrual status, which included eight commercial loan relationships totaling $3.3 million, four commercial real estate loan relationships totaling $1.9 million, and three residential loan relationships in the amount of $1.9 million. Of these loan additions, $4.2 million were already deemed impaired at December 31, 2011 and adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets.  The remaining growth in non-accruals was offset by resolutions, charge-offs, dispositions, or payments on loans previously placed on nonaccrual.

Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $10.2 million, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $612,000 and $936,000 for three months and nine months ended September 30, 2012, respectively, compared to additional loan provision expense of $218,000 and $1.4 million for three and nine months ended September 30, 2011, respectively.  At December 31, 2011, impaired loans had a carrying value of $10.8 million and a valuation allowance of $3.1 million.  The decrease in the valuation allowance from December 31, 2011 to September 30, 2012 was primarily due to charge-offs taken on three impaired commercial real estate relationships with a carrying value of $4.1 million and a valuation allowance of $1.9 million and one residential real estate relationship with a carrying value of $1.5 million and a valuation allowance of $295,000 at December 31, 2011.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value.   Our internal policy on OREO properties requires an updated appraisal every 12 months.  Three appraisals were received in the first nine months of 2012 reporting values lower than cost, at which time those properties were written down to fair value.  At June 30, 2012, two commercial real estate properties were charged-down to fair value due to pending sales, of which only one closed in the third quarter of 2012. The other sale is expected to close during the fourth quarter of 2012. OREO decreased by $884,228 in the first nine months of 2012 as a result of three sales totaling $458,900, write-downs on five properties totaling $327,970 due to new appraisals and pending sales described above, and partial pay-downs of $179,358.  There were four small additions to OREO totaling $82,000 for the three and nine months ending September 30, 2012.  The carrying value of properties in OREO as of September 30, 2012 was $1.0 million, with no valuation allowance.  At September 30, 2011, the carrying value of OREO properties was $2.4 million, with a valuation allowance of $57,710, resulting in additional OREO expense of approximately $32,710 and $57,710 for the three and nine months ended September 30, 2011, respectively.

Allowance for Loan Losses. In each quarter the allowance for loan losses is adjusted to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watchlist reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at September 30, 2012 was $8.5 million, or 1.87% of total loans outstanding, a decrease of $868,833 from $9.4 million, or 2.03% of total loans outstanding, at December 31, 2011.  The provision for loan losses for the first nine months in 2012 was $2.3 million compared to $3.2 million for the first nine months in 2011.

For the first nine months of 2012, we were in a net charge-off position of $3.2 million compared to a net charge-off position of $5.7 million at September 30, 2011.  Of the $3.2 million in charge-offs, $2.0 million was from three commercial real estate relationships. One of these, a $2.2 million commercial real estate development loan, recorded a charge-off of $931,150 (which was completely reserved for at December 31, 2011) as a result of the sale of the project at the net amount, which approximated the appraised value.  The other two relationships that represented $1.0 million in charge-offs were commercial real estate relationships classified as TDR loans that have defaulted on their payments subsequent to the modification and have shown additional deterioration. The charge-off taken on these two loans had been fully reserved for since December 31, 2011.  The remaining charge-offs recorded during the first nine months of 2012 can be attributed to two commercial loan relationships, three commercial real estate loan relationships, and one residential loan relationship totaling $1.2 million, of which $515,000 was previously reserved at December 31, 2011.

All Other Assets. All other assets decreased $2.3 million as a result of decreases in accrued interest receivable, OREO, and prepaid FDIC insurance by $312,483, $884,228, and $492,111, respectively.  Accrued interest receivable decreased as a result of declines in loan yields from 5.18% to 4.83% for the nine month periods ending September 30, 2011 and September 30, 2012, respectively.  OREO decreased by $884,228 as a result of two sales totaling $458,900, write-downs on five properties totaling $327,970, and partial pay-downs of $179,358.

Deposits. Total deposits were $530.3 million at September 30, 2012 compared to $602.0 million at December 31, 2011.  Of the $71.8 million decrease from December 31, 2011, there were approximately $48.0 million of extremely short-term deposits that were withdrawn in January 2012 as previously disclosed in the Company’s Form 10-K as of December 31, 2011.  These deposits comprised of funds from two customers who had significant business transactions at the end of 2011 and needed a short-term option for holding the funds until a permanent option had been selected.

Aside from these short-term deposits, we experienced a shift in our balance sheet that has and we anticipate will continue to have a positive impact on our net interest margin.  In January, we received a large inflow of cash from employer and employee funded contributions to HSA accounts, which resulted in a $13.6 million increase from $65.1 million at December 31, 2011 to $78.7 million at September 30, 2012 at an average rate of 0.11%.  This increase in low cost funding allowed was one of the reasons we were able to reduce the amount of brokered deposits outstanding from $102.6 million at December 31, 2011 to $72.5 million.  Of the $30.1 million decrease in brokered deposits, $9.8 million were called prior to maturity with a weighted average rate of 2.59%.  While we accelerated the amortization of the brokered deposit fees causing net additional interest expense of approximately $70,000 in March of 2012, we have saved and will continue to save approximately $20,000 per month in interest expense going forward until this funding would need to be replaced.

We also experienced a shift between noninterest-bearing demand deposits and interest-bearing demand deposits as a result of the new deposit product that pays interest on business deposits, which only recently became possible with the enactment of the Dodd-Frank Act.  This new deposit product had a balance of $26.4 million at September 30, 2012, which primarily came from existing accounts previously included in the noninterest bearing demand deposits.

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$110,088,104	20.8%	$169,757,998	28.2%
Interest-bearing checking	153,843,031	29.0%	114,864,680	19.1%
Money market	121,728,428	22.9%	127,986,494	21.3%
Savings	26,321,991	5.0%	22,397,928	3.7%
Time, under $100,000	27,552,526	5.2%	38,573,165	6.4%
Total core deposits	439,534,080	82.9%	473,580,265	78.7%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	18,236,042	3.4%	25,828,697	4.3%
Out-of-market non-core deposits:
Money market	12,036,640	2.3%	12,032,097	2.0%
Brokered certificate of deposits	60,471,068	11.4%	90,595,777	15.0%
Total out-of-market deposits	72,507,708	13.7%	102,627,874	17.0%
Total non-core deposits	90,743,750	17.1%	128,456,571	21.3%

Total deposits	$530,277,830	100.0%	$602,036,836	100.0%

Borrowings. The Company had borrowings of $45.0 million at September 30, 2012 compared to $29.5 million at December 31, 2011.  The increase was due to increasing our FHLB advances by $11.5 million and utilizing our line of credit at the FHLB in that amount of $4.0 million at September 30, 2012 to take advantage of the lower interest rates available in that funding market.  The current weighted average rate on the FHLB advances is 0.87% with a weighted average remaining maturity of 1.1 years.  The interest rate on the line of credit at September 30, 2012 was 0.51%.  We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at September 30, 2012 and December 31, 2011. We currently have two statutory trust subsidiaries, TCT2 and TCT 3.  TCT 2 moved from a fixed rate of 6.21% to a floating rate of LIBOR plus 1.34% in December 2010 on $8.0 million of debt.  TCT 3 moved from a fixed rate of 6.56% to a floating rate of LIBOR plus 1.69% on March 1, 2012 on the remaining $9.0 million of debt.  Interest rates at September 30, 2012 for TCT 2 and TCT 3 were 1.80% and 2.11%, respectively.

All Other Liabilities. All other liabilities increased by $37,637 from December 31, 2011.  The increase in accrued liabilities was due to purchasing securities at the end of September 2012 with a settlement date in October of 2012 in the amount of $3.7 million.  Offsetting the increase the payment of $2.1 million in accrued interest on our trust preferred debt, which was in deferral at the end of 2011.  In June 2012, we ended the deferral period and brought the account current, including the payment of all accrued interest.  Additional decreases were related to the payment of amounts accrued at year end for the 2011 Profit Sharing Plan, incentive bonuses, and the payout of deferred director fees.  The deferral plan for directors ended in January 2012.

Results of Operations

For the Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2012 reflected net income of $1.6 million, or $0.32 per diluted share.  This was a $238,051 increase from net income of $1.3 million, or $0.27 per diluted share, reported for the three-month period ending September 30, 2011.  The increase in net income was the result of a decrease in provision and noninterest expenses by $282,000 and $388,659, respectively.  A decrease in net interest income of $69,436 and a decrease in noninterest income of $170,004 offset the savings in expenses during the third quarter of 2012 compared to the third quarter of 2011. While net interest income only slightly decreased for the three month period ending September 30, 2012 compared to the same period of time ending September 30, 2011, we experienced significant declines in both interest income and interest expense.

Performance Ratios	September 30
	2012	2011

Return on average assets *	0.96%	0.80%
Return on average equity *	9.43%	9.24%
Net interest margin (TEY) *	3.87%	3.80%
Efficiency ratio	64.21%	67.13%

* annualized

Net Interest Income. Net interest income for the three-month periods ended September 30, 2012 and 2011 was $5.6 million and $5.7 million, respectively.  The slight reduction in net interest income of $69,436 from the third quarter of 2011 to 2012 was a result of a decrease in average earning assets of $13.0 million offset by an increase in net interest margin.  The tax equivalent net interest margin for the third quarter of 2012 was 3.87%, while the tax equivalent net interest margin for the third quarter of 2011 was 3.80%.  The 7 basis point increase in net interest margin was the result of decreases in interest rates paid on deposits due to a continued focus on reallocating the deposit portfolio.  As reflected in the table below, we have experienced a shift in our deposit portfolio from certificates of deposit and brokered deposits to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds.  On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a floating rate of LIBOR plus 169 basis points, which was 2.16% at September 30, 2012.  This change in interest rates saved $114,686 for the third quarter of 2012 compared to the third quarter of 2011.  The funding strategy we have implemented has helped us to offset the declining earning asset yield, which was driven by a decline in loan yield as a result of continual declines in lending rates in the local and national markets.  Reinvestment rates on securities, both taxable and tax exempt, have also declined over the last twelve months causing significant declines in our investment yields.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	September 30, 2012			September 30, 2011
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,162	$6	2.05%	$1,201	$4	1.32%
Federal funds sold	3,071	1	0.13%	4,406	1	0.09%
Securities - taxable	73,371	442	2.40%	78,462	538	2.72%
Securities - tax exempt (1)	56,538	737	5.19%	46,334	645	5.52%
Loans held for sale	4,816	-	0.00%	2,179	-	0.00%
Loans	464,046	5,525	4.74%	483,442	6,272	5.15%
Total interest-earning assets	603,004	6,711	4.43%	616,024	7,460	4.80%
Allowance for loan losses	(9,310)			(12,372)
Cash and due from banks	14,877			13,606
Other assets	39,428			39,150
Total assets	$647,999			$656,408
Liabilities and Stockholders' Equity
Interest-bearing checking	$154,004	$50	0.13%	$110,044	$39	0.14%
Savings	25,645	3	0.05%	21,294	5	0.09%
Money market	122,803	81	0.26%	150,218	171	0.45%
Certificates of deposit	48,096	91	0.75%	79,752	340	1.69%
Brokered deposits	75,276	490	2.59%	110,829	747	2.67%
Short-term borrowings	1,353	-	0.00%	36	-	0.00%
FHLB advances	14,589	40	1.09%	16,485	50	1.20%
Junior subordinated debt	17,527	90	2.04%	17,527	205	4.64%
Total interest-bearing liabilities	459,293	845	0.73%	506,185	1,557	1.22%
Noninterest-bearing checking	118,318			87,479
Other liabilities	4,461			5,830
Stockholders' equity	65,927			56,914
Total liabilities and stockholders' equity	$647,999			$656,408
Net interest income		$5,866			$5,903
Rate spread			3.70%			3.58%
Net interest income as a percent of average earning assets			3.87%			3.80%
(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $618,000, or 53 basis points, annualized, on average loans during the third quarter of 2012 compared to 900,000, or 74 basis points, annualized, on average loans for the third quarter of 2011.  The allowance for loan losses at September 30, 2012 totaled $8.5 million and was 1.87% of total loans outstanding on that date.  For the three-month period ended September 30, 2012 we were in a net charge-off position of $1.1 million, or 95 basis points, annualized, on average loans compared to net charge-off of $2.9 million, or 234 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the three-month period ending September 30, 2012 were primarily the result of two commercial real estate relationships totaling $1.0 million, which were fully reserved for since December 31, 2011.

Noninterest income. Noninterest income was $2.2 million and $2.4 million for the third quarters of 2012 and 2011, respectively.  The $170,004 decrease was primarily due to a decrease of $322,138 in gains on sale of available-for-sale securities, which was the result of fewer sales transactions in our investment portfolio.  Proceeds from the sale of available-for-sale securities in the third quarter of 2012 were $116,383 compared to proceeds of $3.1 million during the third quarter of 2011.  Gains on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio.  As September 30, 2012, reinvestment rate opportunities have continued to decrease resulting in fewer security sales transactions than the same time one year ago and, therefore, smaller gains on the sale of available-for-sale securities.  Offsetting the decrease in gains on available-for-sale securities was an increase in trust and brokerage fees.  The increase reported in trust and brokerage fees was a result of an increase in assets under management by $37.4 million, which primarily came from improvement in market conditions versus increased production during the third quarter of 2012.

Noninterest Expense. Noninterest expense was $5.0 million for the third quarter of 2012 compared to $5.4 million reported in the third quarter of 2011.  The main components of noninterest expense for the third quarter of 2012 were salaries and benefits of $2.9 million, occupancy and equipment of $640,569, loan and professional expenses of $342,182, and data processing of $301,914.  The decrease of $388,659 in noninterest expenses from the same three months in 2011 to 2012 was primarily due to decreases of $265,567, $122,888, and $117,797 in OREO expenses, FDIC insurance premiums, and loan and professional costs, respectively.  These decreases were offset by increases in salaries and benefits expenses of $81,250.  A reduction of $265,567 in OREO expenses for the third quarter 2012 compared to 2011 was the result of fewer write-downs to fair value on the properties listed as OREO. FDIC insurance premiums decreased $122,888 due to a change in the assessment rates specific to our premiums during the second quarter of 2012.  The decrease in our loan and professional costs was the result of decreases in legal and consulting fees by approximately $90,000. Salaries and benefits expense increased $81,250 primarily due to annual employee merit raises, an increase in brokerage and mortgage commissions based on the increase in production, and an increase in the profit sharing accrual based on increased profitability.  Included in Other Expenses for the third quarter of 2012 was the write-down of the value of the Company’s participation in an aircraft lease that has expired.  The aircraft is currently being remarketed, but the value has decreased significantly.  The original amount we report in Other Assets was $261,552 prior the write-down in the third quarter of 2012 by $131,699 to the fair value of $129,853.

Income Taxes. During the quarters ended September 30, 2012 and 2011, the Company recorded $617,028 and $423,860 in income taxes, respectively. The effective tax rate recorded for the three-month period was 28.3% for 2012 compared to 24.2% for 2011.  The increase in the effective tax rate from 2011 was due to recording state income tax as a result of the liquidation of our real estate investment trust, Tower Funding Corp, and our investment subsidiary, Tower Capital Investments, Inc., as of September 30, 2011.  We expect this effective tax rate to remain fairly constant for the foreseeable future.

For the Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2012 reflected net income of $4.0 million, or $0.83 per diluted share.  The $818,293 increase in net income for the first nine months of 2012 compared to 2011 was the result of decreases in provision and noninterest expenses of $952,000 and $499,516, respectively, along with an increase in noninterest income of $251,842.  Net interest income decreased by $315,004 from 2011 to 2012 as a result of a decrease of $14.5 million in average earning assets, which was offset by a slight increase in net interest margin.

Performance Ratios	September 30
	2012	2011

Return on average assets *	0.81%	0.65%
Return on average equity *	8.31%	7.74%
Net interest margin (TEY) *	3.87%	3.82%
Efficiency ratio	66.27%	68.25%

* annualized

Net Interest Income. Net interest income for the nine months ended September 30, 2012 and September 30, 2011 was $16.7 million and $17.0 million, respectively.  The $315,004 reduction of net interest income from 2011 to 2012 was due to a decrease of $14.5 million in average earning assets offset by a slight increase in net interest margin.  The tax equivalent net interest margin for the first nine months of 2012 was 3.87%, while the tax equivalent net interest margin for the first nine months of 2011 was 3.82%.  The slight increase in our net interest margin was the result of decreases in our deposits costs, a reallocation of our deposit portfolio, and $9 million of trust preferred debt moving to a floating rate.  These decreases in cost of funds were offset by a decrease in our earning asset yield.  As reflected in the table below, we have experienced a shift in our deposit portfolio from certificates of deposit and brokered deposits to lower cost interest-bearing checking accounts, which has contributed to the decrease in cost of funds.  On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 converted to a variable rate of LIBOR plus 169 basis points, which was 2.16% at September 30, 2012.  This change in interest rates saved $238,308 for the first nine months of 2012 compared to the first nine months of 2011.  The funding strategy we have implemented has helped us to offset the declining earning asset yield, which was driven by a decline in loan yield as a result of continual declines in lending rates in the local and national market.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Nine Month Period Ended
	September 30, 2012			September 30, 2011
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,777	$35	2.63%	$1,967	$23	1.56%
Federal funds sold	3,063	2	0.09%	3,211	3	0.12%
Securities - taxable	74,729	1,467	2.62%	80,918	1,757	2.90%
Securities - tax exempt (1)	56,869	2,215	5.20%	44,002	1,867	5.67%
Loans held for sale	3,576	-	0.00%	1,639	-	0.00%
Loans	463,836	16,764	4.83%	486,600	18,838	5.18%
Total interest-earning assets	603,850	20,483	4.53%	618,337	22,488	4.86%
Allowance for loan losses	(9,333)			(12,388)
Cash and due from banks	21,981			14,897
Other assets	40,301			39,764
Total assets	$656,799			$660,610
Liabilities and Stockholders' Equity
Interest-bearing checking	$153,620	$151	0.13%	$112,658	$124	0.15%
Savings	24,590	10	0.05%	21,919	29	0.18%
Money market	126,335	278	0.29%	151,126	512	0.45%
Certificates of deposit	54,724	414	1.01%	85,919	1,147	1.78%
Brokered deposits	81,619	1,664	2.72%	106,906	2,202	2.75%
Short-term borrowings	1,057	-	0.00%	58	1	2.31%
FHLB advances	12,678	117	1.23%	17,264	185	1.43%
Junior subordinated debt	17,527	367	2.80%	17,527	605	4.62%
Total interest-bearing liabilities	472,150	3,001	0.85%	513,377	4,805	1.25%
Noninterest-bearing checking	114,684			86,628
Other liabilities	5,589			5,342
Stockholders' equity	64,376			55,263
Total liabilities and stockholders' equity	$656,799			$660,610
Net interest income		$17,482			$17,683
Rate spread			3.68%			3.61%
Net interest income as a percent of average earning assets			3.87%			3.82%
(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. A provision for loan losses was recorded in the amount of $2.3 million, or 66 basis points, annualized, on average loans during the first nine months of 2012 as compared to $3.2 million, or 89 basis points, annualized, on average loans for the first nine months of 2011.  The allowance for loan losses at September 30, 2012 totaled $8.5 million and was 1.87% of total loans outstanding on that date.  For the nine-month period ended September 30, 2012 we were in a net charge-off position of $3.2 million, or 91 basis points, annualized, on average loans compared to net charge-offs of $5.7 million, or 156 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the nine-month period ending September 30, 2012 were primarily the result of two commercial loans, four commercial real estate loans, and one residential real estate relationship.  Of the $3.2 million in charge-offs, $2.0 million was from three commercial real estate relationships. One of these, a $2.2 million commercial real estate development loan, recorded a charge-off of $931,150 (which was completely reserved for at December 31, 2011) as a result of the sale of the project at the net amount, which was approximately the appraised value.  The other two relationships that represented $1.0 million in charge-offs were commercial real estate relationships classified as TDR loans that have defaulted on their payments subsequent to the modification and have shown additional deterioration. The charge-off taken on these two loans had been fully reserved for since December 31, 2011. The remaining charge-offs recorded during the first nine months of 2012 can be attributed to two commercial loans, three commercial real estate loans, and one residential relationship totaling $1.2 million, of which $515,000 was previously reserved at December 31, 2011.

Noninterest income. Noninterest income was $6.3 million for the first nine months of 2012 compared to $6.1 million for the first nine months of 2011.  This was a $251,842, or 4.1%, increase from the same period in the prior year.  The increase was a result of an increase in trust and brokerage fees, an increase in mortgage banking income, and a decrease in the impairment on available-for-sale securities by $360,869, $283,366, and $148,357.  All other noninterest income categories also increased with the exception of gain on sale of available-for-sale securities, which reported a decrease of $700,943.  The increase reported in trust and brokerage fees was a result of an increase in assets under management by $80.6 million, with approximately 50% of the increase coming from improved market conditions and the other 50% from increased production.  The increase in mortgage banking income was due to an increase of approximately $17.0 million in the loans originated for sale compared to the same period in 2011. The improvement in our impaired securities’ discounted cash flow calculation resulted in the decrease in OTTI charges from September 30, 2011 to September 30, 2012. Other contributors to the increase in noninterest income include the increase in net debit card interchange income in the amount of $110,259.  Net debit card interchange income also contributed to the increase in noninterest income due to higher volume related to increased deposit accounts and cards issued.  The increase in accounts and card issuance came primarily from our HSA product.  We have experienced significant growth in our HSA product over the past several years.  As of September 30, 2012, we have approximately 47,500 HSA accounts, with over 71,000 debit cards issued on these accounts.  This represents an increase of 8,500 accounts, or approximately 20% percent, from September 30, 2011.   HSA’s are a key item in our strategy to grow core deposits, as well as provide for opportunities outside our normal market area.  The decrease in gains on available-for-sale securities was representative of the decrease in sales proceeds from $13.5 million during the first nine months in 2011 to $3.0 million during the first nine months of 2012.  Gains on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio. As September 30, 2012, reinvestment rate opportunities have continued to decrease resulting in fewer security sales transactions than the same time one year ago and, therefore, smaller gains on the sale of available-for-sale securities.

Noninterest Expense. Noninterest expense was $15.3 million for the first nine months of 2012 compared to $15.8 million reported in the first nine months of 2011.  The main components of noninterest expense for the first nine months of 2012 were salaries and benefits of $8.5 million, occupancy and equipment of $1.9 million, loan and professional expenses of $1.0 million, and data processing costs of $991,534.  The decrease of $499,516 in noninterest expense from the same nine months in 2011 to 2012 was primarily due to decreases of $596,704 in FDIC insurance premiums, $223,030 in loan and professional costs, and $189,111 in OREO expenses.  Offsetting these decreases in noninterest expense was an increase to salaries and benefits of $475,656 during the first nine months of 2012 compared to 2011.  FDIC insurance premiums decreased due to a decrease in the assessment rates specific to our premiums during the second quarter of 2011 and, once again, in the second quarter of 2012.  The decrease in our loan and professional costs was the result of decreases in our accounting fees of $66,038 and our collection expenses of $75,842.  A portion of the accounting fees will be continued savings due to changing our internal and external auditors, which includes our tax preparation fees.  We expect collection fees to continue decreasing as asset quality issues decrease.  Salaries and benefits expense increased primarily due to annual employee raises based on merit, an increase in mortgage and brokerage commissions based on the increase in production, an increase in the profit sharing accrual based on better than projected financial results for 2012, and the additional compensation cost associated with the Long-term Incentive Plan based on an increase in the stock price from December 31, 2011 by approximately $2.00 per share.  Included in Other Expenses for the third quarter of 2012 was the write-down of the value of the Company’s participation in an aircraft lease that has expired.  The aircraft is currently being remarketed, but the value has decreased significantly.  The original amount we report in Other Assets was $261,552 prior the write-down in the third quarter of 2012 by $131,699 to the fair value of $129,853.

Income Taxes. During the nine months ended September 30, 2012 and 2011, the Company recorded $1.5 million and $904,509 in income taxes, respectively.  The effective tax rate recorded was 26.9% for 2012 compared to 22.1% for 2011.  The increase in the effective tax rate from 2011 was due to recording state income tax as a result of the liquidation of the real estate investment trust, Tower Funding Corp, and the investment subsidiary, Tower Capital Investments, Inc., as of September 30, 2011.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced a decrease of $71.8 million in total deposits during the first nine months of 2012.  As previously described in the Company’s Form 10-K as of December 31, 2011, we had $48.0 million of extremely short-term deposits that we maintained in cash and cash equivalents knowing the funds would be withdrawn in January 2012.  Despite this expected decrease, we continue to encourage the growth of lower cost, in-market deposits while allowing higher cost in-market certificates of deposit to leave as they mature.  Additional funding needs are satisfied through FHLB advances and brokered deposits.  As balances grow in the lower cost deposits, specifically the HSA product, we have been able to take advantage of the callable options on some of our brokered certificates of deposit by paying off this out-of-market funding based on our need, or lack thereof, for additional funding.  The remaining decrease in total deposits was primarily due to the decrease in brokered deposits by $30.1 million.  When assessing funding and liquidity needs, we project the future cash flow to determine the duration of the funding needed.  For example, we typically use short-term funding towards the end of the calendar year due to the annual inflow of HSA contributions made in January of the following year.

Currently, $13.5 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty.  The remaining $10.0 million of our FHLB advances have variable rates and can be prepaid at any time.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $117.5 million, or 20.4% of our total funding, at September 30, 2012.  This was down from $132.2 million, or 20.9%, at December 31, 2011. Total deposits at September 30, 2012 were $530.3 million and the loan to deposit ratio was 86.3%.   Total borrowings at September 30, 2012 were $45.0 million.  We expect no growth in the loan portfolio during the fourth quarter of 2012. To offset the decrease in interest income from the loan portfolio during this extended period of low interest rates, we have started implementing an investment purchase strategy that will increase our investment portfolio by approximately $20 million by the end of 2012 based on availability and prudent decision making that factors in interest rate sensitivity, capital needs, and company policy.  For funding needs, we will utilize wholesale and out-of-market deposits and borrowing capacities to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank. Funding for the investment and loan portfolios will also come from in-market sources through the marketing of products and the development of branch locations.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $67.1 million and $62.1 million at September 30, 2012 and December 31, 2011, respectively. Affecting the increase in stockholders’ equity during the first nine months of 2012 was $4.0 million in net income and $1.0 million in unrealized gains, net of tax, on available-for-sale securities.  Additionally, we recorded $277,291 of additions to additional paid-in capital for grants and/or issuances of stock, of which only $32,743 was recorded in expense during the first nine months of 2012 for restricted stock and deferred stock unit grants. Of the remaining $244,548, most of it was accrued as stock compensation expense in 2011 when it was earned.  The stock was not paid out until the third quarter of 2012 when our Written Agreement with the Federal Reserve was lifted.

During the first nine months of 2012, we made a dividend in the amount $268,234, or $0.055 per share, which was paid in the third quarter.  This was the first dividend payment since the first quarter of 2008.  On October 18, 2012, the Board of Directors declared a dividend of $0.055 per share based on the shareholders of record on November 1, 2012 to be paid on November 15, 2012.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2012			December 31, 2011
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	12.00%	5.00%	4.00%	10.97%	5.00%	4.00%
Tier 1 risk-based	15.20%	6.00%	4.00%	13.91%	6.00%	4.00%
Total risk-based	16.46%	10.00%	8.00%	15.16%	10.00%	8.00%

The Bank
Leverage capital	11.81%	5.00%	4.00%	10.64%	5.00%	4.00%
Tier 1 risk-based	14.92%	6.00%	4.00%	13.43%	6.00%	4.00%
Total risk-based	16.17%	10.00%	8.00%	14.69%	10.00%	8.00%

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

Item 6.   EXHIBITS

The following exhibits are furnished:

10.28
Employment agreement dated August 20, 2012 between the Registrant’s subsidiary, Tower Bank & Trust Company, and Tina M. Farrington incorporated by reference from Exhibit 10.28 to the Company’s Current Report on Form 8-K filed August 20, 2012.

10.29
Employment agreement dated October 9, 2012 between the Registrant’s subsidiary, Tower Bank & Trust Company, and Wendell Bontrager, incorporated by reference from Exhibit 10.29 to the Company’s Current Report on Form 8-K filed October 10, 2012.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for September 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Dated: November 2, 2012	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: November 2, 2012	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer