Form 10-K
period 2012-12-31
TOWER FINANCIAL CORP
filed 2013-03-08
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                to

Commission file number 000-25287

TOWER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-2051170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 East Berry Street, Fort Wayne, Indiana	46802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 427-7000
Name of Each Exchange
	Title of Each Class	on which registered
Securities registered pursuant to Section 12(b) of the Act:	Common stock, no par value	NASDAQ Global Market System

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes          No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No     X

Aggregate market value of the voting and non-voting common stock held by non affiliates of the registrant based on the last sale price for such stock at June 30, 2012 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $32,555,697

Number of shares of Common Stock outstanding at March 8, 2013: 4,665,144
The exhibit index required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this Report
Document Incorporated by Reference
Certain portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference in Part III of this Report

TOWER FINANCIAL CORPORATION
Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2012

PART I

ITEM 1           BUSINESS.

Company Overview

Tower Financial Corporation, collectively with its subsidiaries, the “Company,” was incorporated as an Indiana corporation on July 8, 1998. We are a bank holding company with one bank subsidiary, Tower Bank & Trust (the “Bank” or “Tower Bank”) and two unconsolidated subsidiary guarantor trusts, Tower Capital Trust 2, and Tower Capital Trust 3.

The Bank is an Indiana chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Reserve System. Tower Capital Trust 2 and Tower Capital Trust 3 are unconsolidated, wholly-owned Delaware statutory business trusts formed in December 2005 and December 2006, respectively, for the exclusive purpose of raising Federal Reserve approved capital through the issuance and sale of securities known as trust preferred securities.  The Bank has a direct wholly-owned trust company subsidiary, Tower Trust Company (the “Trust Company”), an Indiana Corporation formed on January 1, 2006 which was previously owned by the bank holding company until December 1, 2009.

Through September 30, 2011, the Bank also had a direct wholly-owned Nevada investment subsidiary, Tower Capital Investments, Inc., that was formed on July 1, 2006 for the purpose of holding long-term investments, and an indirect wholly-owned subsidiary, Tower Funding Corporation. Tower Funding Corporation was a Maryland real estate investment trust (“REIT”) also formed on July 1, 2006.  The REIT purchased mortgage-backed real estate loans from the Bank.  Both, Tower Capital Investments, Inc. and Tower Funding Corporation were liquidated and dissolved as of September 30, 2011.

Our Bank opened on February 19, 1999 and provides a range of commercial and consumer banking services from six locations in the metropolitan area of Fort Wayne, Allen County, Indiana, and one location in Warsaw, Indiana.  The Bank’s lending strategy is focused on commercial and commercial mortgage loans and, to a lesser extent, on consumer and residential mortgage loans. The Bank offers a broad array of deposit products, including checking, savings, money market accounts, certificates of deposit and direct deposit services. Trust investment and management services are offered by the Trust Company.

Our main office and corporate headquarters are located at 116 East Berry Street in downtown Fort Wayne, Indiana.

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

Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:
•	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
•	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
•	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
•	the impact of a prolonged low interest rate environment on our ability to produce net interest income;
•	the effect of general economic and monetary conditions and the regulatory environment on our ability to attract deposits, make loans and achieve satisfactory interest spreads;
•	the impact of a high concentration of loans in commercial and commercial real estate loans;
•	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
•	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
•	restrictions or additional capital requirements imposed on us by our regulators, specifically Basel III;
•	dependence on our key banking and management personnel; and
•	the risk that our controls and procedures may fail or be circumvented.

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

Tower Bank

Lending

We generally make loans to individuals and businesses located in Allen, Kosciusko and the surrounding counties in Northeast Indiana. Our loan portfolio at December 31, 2012 consisted of commercial and commercial real estate loans (71.7%), residential mortgage loans (18.4%) and personal loans (9.9%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $11.9 million, based on the legal lending limit of 15% of the Bank’s total risk-based capital.  We continue to pursue opportunities with both new and existing customers to originate new loans in order to increase our earning assets.

Our Loan Segments:

Commercial Loan: Our lending activities focus primarily on providing small- and medium-sized businesses in our market area with commercial loans. These loans can be both secured and unsecured and are made available for general operating purposes, including acquisition of fixed assets such as real estate, equipment and machinery, and lines of credit collateralized by inventory and accounts receivable.

Our customers typically have financing needs between $250,000 and $5.0 million.  Commercial loans comprised 46.5% of our total loans at December 31, 2012 and the majority of these loans are secured liens on equipment, inventory and other assets.  These loans are also sometimes secured by owner-occupied or investment real estate, and typically have maturities of one to five years.

Commercial and industrial loans also include revolving notes for working capital that range in maturity from on demand to no longer than two years, with the majority of these having a one year maturity. Commercial real estate loans comprised 25.2% of our total loans at December 31, 2012.  Commercial and commercial real estate loans can have either fixed or floating interest rates.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent not only upon general economic conditions and the continuing merits of the particular real estate project securing the loan, but also upon the underlying value of the collateral and the borrower’s financial health and liquidity.  Accordingly, we believe we have reduced the risk associated with these transactions by establishing limits for concentration in certain types of loans, projects, and borrowers, developed additional checks and balances in the approval process, increased underwriting standards and employed a higher degree of oversight.

In 2012, we continued to focus on improving our asset quality and increasing our long-term profitability.  As a result of our efforts over the past several years, we have been able to reduce the loans categorized as special mention, substandard, or doubtful.  The decreases in these categories have resulted from the liquidation of collateral, encouraging and assisting with the refinancing of these loans through other financial institutions, or taking additional charge-offs against certain loans.  We have also continued to place a greater emphasis on credit quality by focusing on the timely collection of required financial statements, centralization of consumer and retail small business (commercial loans under $250,000) loan underwriting, adherence to our internal policy and guidelines, and allocation of additional resources to improve the efficiency, quality and consistency of all loans underwritten.

The following table illustrates the recorded investment (1) of loans by risk category for the years ending December 31, 2012, 2011, and 2010.

	December 31,
($ in thousands)	2012	2011	2010
Special Mention	$5,506	$21,314	$27,098
Substandard	18,291	12,106	32,169
Doubtful	13,842	8,130	11,994
Total	$37,639	$41,550	$71,261
% of total loans	8.36%	8.98%	14.64%
            (1) The recorded investment in loans includes accrued interest and deferred fees, less nonaccrual interest paid, and deferred costs.

Mortgage Banking: We provide fixed rate, long-term residential mortgage loans and floating, short-term construction loans to our customers. Our general policy, which is subject to periodic review by management, is to sell the majority of the mortgage loans we originate on the secondary market.  We generally retain only those loans where we have ongoing, multi-faceted customer relationships or those that allow us to keep our portfolio at benchmark levels and support our commitment to our customers and community.  All other loans are sold, or are originated on a brokered basis for another investor.

We utilize both correspondent and wholesale delivery methods for sold loans where we may also have delegated underwriting and closing responsibility.  In 2012, we received an average of 1.68% of the loan amount between the service release premium and fees on sold and brokered loans. We do not retain servicing rights with respect to residential mortgage loans that we broker or sell.

During 2012, we originated $8.7 million in construction loans and $91.8 million of residential mortgage loans.  We retain all construction loans in our loan portfolio.  Of the $91.8 million of residential mortgage loans originated, we retained $37.7 million, sold $53.0 million in the secondary market, and brokered $9.8 million.  These loans were a combination of traditional conventional loan products, jumbo whole loans, and government loan programs (FHA/VA).  We neither originated nor purchased any subprime loans in 2012, nor have we done so historically.

	For the years ended December 31,
($ in thousands)	2012	2011	2010

Real estate mortgage loans originated and retained	$37,657	$30,346	$37,403
Real estate mortgage loans originated and sold	52,993	38,710	37,885
Real estate mortgages brokered	9,839	4,671	6,111

 Personal Loans and Lines of Credit: We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, as well as to make home improvements and personal investments. The majority of our personal loans are home equity loans secured by a second lien on real estate. We retain these loans in our portfolio.

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

In order to maximize our consumer loan approval efficiencies and ensure we met our customer’s service expectations, we utilize centralized underwriting.  We continue to pursue a policy of prudent loan underwriting, with an emphasis on our borrower’s credit history, collateral value, employment stability, and monthly income. Consumer loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans, and we believe that consumer loans are important to our efforts to serve the credit needs of our customer base.  Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average, which held true in 2012.

Our Lending Policies:

Loan Policies: Although we maintain a competitive approach to lending, we strive to underwrite high quality loans.  We employ written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Bank Board’s Loan and Investment Committee and our Board of Directors. These policies relate to loan administration, documentation, and approval and reporting requirements for various types of loans.

Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We seek to make sound loans, while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist in managing the business risk involved in making loans. These policies provide a general framework for our lending operations, while recognizing that not all loan outcomes and results can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of our Chief Executive Officer, Chief Lending Officer, Director of Lending, and the Executive Vice President of Risk Management where appropriate.

We maintain a separate credit department that is responsible for the integrity of data used by lending personnel for underwriting decisions.  Additionally, our credit department is responsible for providing independent financial analysis and credit assessments for loan aggregations above $250,000.  Our credit department also assists in the application of loan policy and the identification of unresolved or potential credit issues.  We have also engage an independent accounting firm to perform a review of our loan accounting and credit risk ratings.

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

Our loan policies include an “in-house” guideline limit on the aggregate amount of loans to any one borrower. In 2010, we reduced our in-house limit from $7 million to $5 million and it remains at that level today.  Our loan committee approves all loan relationships above $1 million.  Additionally, the Bank Board’s Loan and Investment Committee reviews all lending relationships over $5.0 million on a quarterly basis. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses (v) interest reserves, and (vi) other matters relating to our lending practices.

Our Underwriting Policies:

Commercial Loans: Commercial loans are underwritten using an analysis of the customer’s current and historical financial statements.  The type of financial statement that we require (audited, reviewed, compiled, tax return, or internally prepared) varies depending on the credit size, complexity, and risk.  In addition to historical financial statements, projections may be required for loans with a term greater than one year.  For all aggregated borrowing relationships in excess of $250,000, a cash flow analysis is completed for each corporate borrower, and a debt-to-income ratio is calculated for each personal guarantor.  For those relationships where reliance is placed on a borrower or guarantor that is involved in multiple loans, business ventures or real estate projects, both a separate cash flow analysis and a consolidated global cash flow analysis is performed. In addition, we review the quality and value of collateral provided to determine the appropriate advance rates and analyze the risks inherent in the business enterprise to determine the appropriate financial covenant package.

Commercial Real Estate Loans: We will consider commercial real estate financing for any feasible project including land loans, acquisition and development loans, construction loans and long-term mortgages for income producing and investment properties.  We will not extend loans to developers or builders who have been subject to a foreclosure action or have given a creditor a deed in-lieu of foreclosure.  Commercial Real Estate loans are generally structured to provide full recourse or limited recourse to all principals and owners.

All real estate credit extensions are to meet high standards of quality and are to be in compliance with the Bank’s policies.  Our relationship managers are required to document and provide explanations for any exceptions to our underwriting policies.

Residential Mortgage Loans: Residential mortgage loans are defined as loans for primary or secondary residences. Loans for rental properties will not be considered under the guidelines for residential mortgage underwriting, but instead are to be considered as business loan requests subject to our Commercial Real Estate guidelines.

Loans sold into the secondary market are not subject to these guidelines.  Portfolio loans must adhere to all requirements established in our lending guidelines regarding the borrower and property characteristics, including net worth, debt-to-income ratios, credit reporting, and collateral requirements.

Our goal is to offer mortgage loans on owner-occupied real estate at competitive rates and terms to customers in our defined lending areas.  Mortgage loan terms should be related to the nature and market value of the security property, as well as income, future earning ability and credit history of the borrower.  Mortgages should be made in anticipation of regular amortization, not foreclosure.

Rates for residential mortgage loans are fixed or variable for the term of the loan.  The Company does not underwrite any hybrid loans, or sub-prime loans within its residential portfolio.  Adjustable rate loans are primarily tied to the Prime Rate index and LIBOR Rate index as stated in the Wall Street Journal.

Home Equity Loans: Home equity loans and home equity lines of credit are underwritten using the same guidelines and procedures outlined above for residential mortgage loans.  We cap the loan to value maximum for home equity loans or lines of credit at 90% of the appraised value.

Consumer Loans: All consumer loans are to be supported by a signed, completed credit application disclosing loan purpose, applicant’s income and obligations, and repayment terms.  Related documents should include a current or recent credit bureau report, proof of income (level of documentation dependent upon the loan type and amount), valuation of collateral (dependent on type of collateral), and other required documentation as outlined in the bank’s Loan Policy and Guidelines.  Unsecured consumer loans of $5,000 and larger must also have a current financial statement on file on a form acceptable to the Company.

Typically, the rates for variable rate loans in all categories are underwritten using the Prime Rate index or LIBOR index as stated in the Wall Street Journal.  Typical loan terms on these types of products range from one to five years with interest rates between 0.00% to 3.00% over the Prime Rate or LIBOR.

Sources of Our Funds

In 2012, the Bank paid a dividend to the Company in the amount of $5.7 million and those funds were used to pay stockholders a $2.9 million dividend; to repurchase shares of our common stock in the amount of $1.7 million; and to fund the purchase of a $1.0 million par value equity security held at the Holding Company for $902,900.  In 2011, no inter-company contributions were made; nor did we pursue any capital sources other than through our net income.  In 2010, no inter-company contributions were made, but we did receive net proceeds of $2.8 million from a private placement of 458,342 shares of our common stock.

On an ongoing basis, the Bank funds its operations and loan growth primarily through local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market certificates of deposit and brokered certificates of deposit) and other forms of wholesale financing.  As a result of two events that occurred in 2008, including a 400 basis point drop in the Federal Funds Rate and an increase in FDIC insurance, we were able to reallocate our deposit portfolio from higher costing time deposits to lower cost deposits, such as checking, savings or money market accounts. By the end of 2012, the core deposits comprised 80.8% of total deposits compared to 78.7% and 74.9% at December 31, 2011 and December 31, 2010, respectively.

Deposit Generation: We generate deposits primarily through offering a broad array of products to individuals, businesses, associations, financial institutions, and government entities in our primary market areas. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, health savings accounts, money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. While total deposits decreased $41.0 million from December 31, 2011, we can attribute approximately $48 million to two customers’ deposits that were placed into noninterest-bearing checking accounts at the Bank for short-term purposes in December of 2011. These two deposits were withdrawn from the Bank during the first quarter of 2012 when a more suitable, permanent option was determined.  Excluding these short-term deposits, our deposit portfolio increased by approximately $7.0 million during 2012.  Interest-bearing checking accounts increased by $55.2 million, the result of an increase of $14.2 million in our Health Savings Accounts and the movement of approximately $28 million of noninterest-bearing balances to our new interest-bearing checking account for commercial customers during the first quarter of 2012.  As a result of this movement between accounts and the departure of the short-term deposits discussed above, noninterest-bearing accounts decreased $61.6 million from December 31, 2011.  Other categories reporting declines in balances during the year include in-market CD’s of $20.9 million, brokered certificates of deposit of $12.4 million, and money market accounts of $7.7 million.

Outside of these uncommon deposit portfolio changes, our HSA continue to be a primary leader in core deposit growth in 2012.  Our HSA deposits increased $14.2 million to a balance of $79.3 million and approximately 51,000 accounts at December 31, 2012 compared to a balance of $65.1 million and 43,000 accounts at December 31, 2011.  We offer a courier service for the deposit convenience of our business customers as well as wholesale lockbox and other business deposit and cash management services. We also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003.  Currently, the out-of-market deposits are generated through negotiated transactions with brokers. As the out-of-market deposits typically come in the form of certificates of deposit or money market accounts, the interest expense associated with these deposits is normally higher than interest paid on in-market deposits. For example, the offering rate on a two-year in-market certificate of deposit was around 0.30% compared to a two-year brokered certificate of deposit that had a range from 0.50% to 0.70% at December 31, 2012.  However, based on the amount of funding needed and the timeframe in which we need it, we find it less expensive to utilize brokered deposits.  In order to generate the needed volume, we would need to raise rates above the current market prices to increase deposits.  Additionally, we would need to incur marketing costs to advertise the special product.    Brokered deposits also offer more flexibility to match duration to certain investments.  As a result, we have chosen this type of funding vehicle over the past several years to increase profitability by matching the duration of our assets with that of our funding.  An example of this funding strategy occurred in 2012 when we started to implement a municipal bond leverage strategy that match-funds $25.0 million in investments with $25.0 million of brokered deposits.  At December 31, 2012, the $25.0 million of investments was complete and was funded with new brokered deposits of approximately $11 million.  The remaining funding for the investment purchases will be completed in early 2013.    While these new brokered deposits were used specifically for funding the municipal bonds and to match the investment duration, the remainder of the brokered portfolio has decreased as our in-market deposit growth allows us to replace maturing brokered deposits with in-market funds.  During 2012, we had approximately $23.4 million of brokered certificates mature and those were not replaced.  .

In 2012, the average cost of funds on out-of-market deposits was 2.59%, while the average cost of funds on in-market deposits was 0.22%.  At December 31, 2012, approximately 83.9% of our deposits were generated in-market, while 16.1% were out-of-market deposits, compared to 83.0% of in-market deposits in 2011 and 17.0% out-of-market.  Deposits at December 31, 2012, 2011, and 2010 are summarized as follows:

	2012		2011		2010
($ in thousands)	Balance	%	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$108,147	19.3%	$169,758	28.2%	$92,873	16.1%
Interest-bearing checking	170,047	30.3%	114,865	19.1%	101,158	17.6%
Money market	120,254	21.4%	127,986	21.3%	159,336	27.7%
Savings	28,874	5.2%	22,398	3.7%	22,673	3.9%
Time, under $100,000	25,935	4.6%	38,573	6.4%	55,450	9.6%
Total Core Deposits	453,257	80.8%	473,580	78.7%	431,490	74.9%
Non-core Deposits:
In-market non-core deposits:
Time, $100,000 and over	17,521	3.1%	25,829	4.3%	39,357	6.8%
Out-of-market non-core deposits:
Brokered money market	12,035	2.2%	12,032	2.0%	12,016	2.1%
Brokered certificate of deposits	78,194	13.9%	90,596	15.0%	93,493	16.2%
Total out-of-market non-core deposits	90,229	16.1%	102,628	17.0%	105,509	18.3%
Total Non-core Deposits	107,750	19.2%	128,457	21.3%	144,866	25.1%

Total deposits	$561,007	100.0%	$602,037	100.0%	$576,356	100.0%

Investments

We invest funds from time to time in various debt instruments, including but not limited to obligations guaranteed by the United States, general obligations of a state or political subdivision thereof, bankers’ acceptance of deposit of U.S. commercial banks, commercial paper of U.S. issuers rated in the highest category by a nationally recognized statistical rating organization, or trust preferred securities.

We are permitted to make limited portfolio investments in equity securities and we currently have four of these investments.  Three of these investments include a $20,000 investment in an economic development venture capital limited partnership focusing on businesses located in Northeast Indiana; a $25,958 investment in a limited liability company formed for the purpose of acting as an agent for the sale of title insurance in the state of Indiana; and an equity investment with an initial investment of $1 million in a limited partnership focused primarily on bank holding companies.

Due to the volatility of the equity investment in the limited partnership as well as the accounting treatment for the investment, the Board of Directors approved the gradual liquidation of this investment.  In 2009, requests were made to liquidate the investment.  Disbursements received in 2011, 2010, and 2009 were $9,390, $23,022, and $740,437, respectively, leaving a value of $60,389 as of December 31, 2012. The remaining balance is invested in side-pocket investments, which are primarily made up of small equity investments in local start-up businesses, and is projected to be fully liquidated in the next couple of years.  As of December 31, 2012, three of these investments carried a value of $106,347 and were recorded in other assets.  The fourth equity investment includes a $1.0 million par value equity security recorded in securities available for sale at December 31, 2012 with a carrying value of $902,900.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or as a result of foreclosure upon loans and which at December 31, 2012 amounted to $1.9 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions (“IDFI”).  We are also permitted to invest an aggregate amount not to exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities.

Tower Trust Company

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

The following table reflects assets under management and revenue derived from trust services for the periods indicated.

	For the years ended December 31,
($ in thousands)	2012	2011	2010

Assets under management	$479,729	$428,298	$473,058
Number of accounts	610	573	626
Average account size	$786	$747	$756
Trust revenue	$3,224	$2,958	$3,040

Tower Investment Services

In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. Until December of 2012, the services were provided through PrimeVest Financial Services, Inc.  Beginning in December of 2012, we changed our provider of brokerage services to LPL Financial, a self-clearing broker dealer.  Tower Investment Services had $192.6 million in assets under management at December 31, 2012, compared to $166.3 million at December 31, 2011.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2012	2011	2010

Assets under management	$192,564	$166,296	$159,284
Number of accounts	1,373	1,444	1,376
Average account size	$140	$115	$116
Investment services revenue	$604	$596	$565

Effect of Government Monetary Policies

Our performance and our results are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board (“Federal Reserve”). The Federal Reserve’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. During 2008, the Federal Reserve lowered the federal funds discount rate to 0.25% where it remains at December 31, 2012.  The drop in interest rates in 2008 continues to have an impact on the Company in 2011 and 2012 by forcing the Company to reduce both loan and deposit rates to remain competitive in the local market.  In 2009 and 2010, we implemented an interest rate floor on our loan portfolio and aggressively lowered the interest rates paid on deposits to combat the prolonged period of low short-term interest rates and to improve our net interest margin.  In 2011 and 2012, we continued to drop our deposit rates, but needed to discontinue the use of interest rate floors on loans to remain competitive.  While interest rates have remained low the last few years, we do not expect much change in the near future based on statements from the Federal Reserve.  Federal officials have stated that prolonged economic conditions would warrant exceptionally low levels for the federal funds rate at least through 2015.

Regulation and Supervision

General

Financial institutions and their holding companies are extensively regulated by federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the regulations and policies of, various governmental regulatory authorities. Those authorities include but are not limited to the Federal Reserve, the FDIC, the IDFI, the Internal Revenue Service and the state taxing authorities. The effect of such regulations and policies can be significant and cannot be predicted with any high degree of certainty.

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

Bank Regulation

Our Bank is an Indiana banking corporation and a member of the Federal Reserve System. As a state-chartered member bank, we are subject to the examination, supervision, reporting and enforcement jurisdiction of the IDFI, as the chartering authority for Indiana banks, and the Federal Reserve as the primary federal bank regulatory agency for state-chartered member banks. Our deposit accounts are insured by the Bank Insurance Fund of the FDIC.

These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

•	permissible types and amounts of loans,
•	investments and other activities,
•	capital adequacy,
•	branching,
•	interest rates on loans and on deposits,
•	the maintenance of noninterest-bearing reserves on deposit, and
•	the safety and soundness of banking practices.

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

Insurance of Deposit Accounts
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

Also, in 2008, the FDIC increased the limit of insured funds to $250,000 on interest-bearing deposits and an unlimited amount on noninterest-bearing deposits compared to the previous limit of $100,000 on all deposits. These temporary limits for unlimited insurance on noninterest-bearing accounts ended on December 31, 2012, but the increased limit on all deposit accounts up to $250,000 was permanently implemented to ease the fears of banking customers after the bank failures over the recent years.  Based on these additional costs, the FDIC raised the assessment rates in 2009, assessed a one-time special assessment due September 30, 2009 equal to five basis points of total assets less Tier 1 Capital, and issued an assessment to prepay the quarterly assessments for the fourth quarter 2009, and for all 2010, 2011 and 2012 along with the quarterly risk-based assessment for the third quarter of 2009 on December 30, 2009.

The FDIC began drawing down prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  Each institution continues to receive quarterly assessment statements from the FDIC and expenses the amount due, but the institution’s quarterly risk-based deposit insurance assessments are paid through a reduction in the amount prepaid in March of 2010 until that amount is exhausted or until December 31, 2014, when any amount remaining will be returned to the institution.  The remaining balance in the prepaid FDIC assessment account was $925,337 as of December 31, 2012, which was a decrease of $625,796 from December 31, 2011. The decrease in the assessment during 2013 is expected to be similar to 2012 barring any significant change in total assets less Tier 1 Capital and/or unforeseen regulatory changes.

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

Under the Community Reinvestment Act (or “CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the Board of Directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated as all of Allen County and Warsaw, Indiana.  The Bank’s Board of Directors is required to review the appropriateness of this area designation at least annually. The CRA also requires that all financial institutions publicly disclose their CRA ratings. The Bank received a "satisfactory" rating on its most recent CRA performance evaluation.

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

•	Created a council to identify and address systemic risks posed by large, complex companies, products, and activities before they threaten the stability of the economy.
•	Provides stockholders with a say on pay and corporate affairs with a non-binding vote on executive compensation and golden parachutes.
•	Provides tough new rules for transparency and accountability for credit rating agencies to protect investors and businesses.
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

Written Agreement with the Federal Reserve
Effective July 10, 2012, our written agreement which had been in effect since April 23, 2010 with the Federal Reserve and IDFI (the “Written Agreement”) was terminated.

Competition

All phases of our banking business are highly competitive. We compete with numerous financial institutions, including other commercial banks in the greater Fort Wayne, Warsaw, Allen County and Kosciusko County market areas in Northeast Indiana.  In 2012, there were 21 banking institutions, excluding credits unions, with 106 total locations throughout Allen County.  This compares to 20 banking institutions with 104 locations in 2011.  The four largest banks in Allen County are Wells Fargo, JP Morgan Chase, PNC, and Lake City Bank, and they comprise approximately 64% of the deposit market share as of June 30, 2012.  In 2012, we were ranked fifth in Allen County with almost 10% of the deposit market share.

We also face competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of our competitors have been in business for many years longer than us, so they have established customer bases, and are larger and have larger lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. We offer personal attention, professional service, off-site ATM capability and competitive interest rates. We believe that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small- to medium-sized businesses.  Additionally, we were one of the first to bring HSA to the market after they were established in 2004 and we provide HSA to clients in all fifty states. In 2012, we were ranked one of the top 20 HSA providers in the nation.

Employees

As of February 28, 2013, we had 165 employees, including approximately 157.75 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good.

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

Dodd-Frank has, among other things, created the Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that could adversely impact our results of operations.

In 2010, President Obama signed the legislation known as Dodd-Frank. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Dodd-Frank requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress, and gives discretionary rulemaking authority as well.

In 2011 a provision of Dodd-Frank eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

Dodd-Frank also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. Dodd-Frank also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Dodd-Frank requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Because our Bank has assets of more than $500 million and less than $15 billion, trust preferred securities issued prior to May 19, 2010 will still be considered Tier 1 capital.

The Durbin Amendment, a last-minute addition to Dodd-Frank, caps the debit card interchange or transaction fees that banks and card networks charge to merchants.  The amendment’s goals were to introduce competition into the debit processing network, and to cap swipe fees if the market did not adjust as anticipated. It explicitly exempts financial institutions with less than $10 billion in assets, a designation that includes most community and state banks.  If this amendment were to be applied to community and state banks at some point in the future, noninterest income will be adversely impacted.

While some provisions of Dodd-Frank have been implemented and have not had a significant impact on our operations and financial statements, there are recently promulgated rules and regulations and yet-to-be promulgated rules and regulations that could have a significant impact on community banks. For example, in January of 2013, Regulation Z was amended to regulate loan originator compensation and qualifications and to prohibit mandatory arbitration and the financing of credit insurance in mortgage  transactions; obligations respecting appraisals were expanded under Regulation Z and Regulation B; Regulation X and Regulation Z were amended with respect to mortgage loan servicing;  Regulation Z was amended with respect to consumer ability to repay in connection with mortgage loans; Regulation Z was amended with respect to escrow requirements for higher-priced mortgage loans; and Regulations Z and X were amended to expand the protections of the Home Ownership and Equity Protections Act of 1994 and implement requirements relating to homeownership counseling.  At a minimum, many of these and future new regulations will increase our operating and compliance costs and will increase our interest expense.

Recently proposed capital reform (Basel III) could tighten capital standards.

"Basel III" is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. These measures aim to:

-	improve the banking sector's ability to absorb shocks arising from financial and economic stress, whatever the source;
-	improve risk management and governance; and
-	strengthen banks' transparency and disclosures.

The United States banking regulatory agencies have proposed to revise risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III). The proposed revisions would include implementation of a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and, for banking organizations subject to the advanced approaches capital rules, a supplementary leverage ratio that incorporates a broader set of exposures in the denominator measure. Additionally, consistent with Basel III, the banking agencies are proposing to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This proposal would also establish more conservative standards for including an instrument in regulatory capital.  The revisions set forth in the proposal are consistent with section 171 of the Dodd-Frank Act, which requires the regulatory agencies, including the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation, to establish minimum risk-based and leverage capital requirements.  Final rules have not yet been published, as the banking agencies continue to evaluate the comments to the proposed rules.

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

A prolonged economic slowdown in the financial industry and the volatility of domestic and international credit markets may adversely affect our operations and our stock price.

A prolonged general economic slowdown in the financial services industry has resulted in uncertainty in financial markets since 2009. In addition, as a consequence of the recession that the United States is now working its way out of, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets.

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

Changes in market interest rates, and lack thereof, have adversely affected and could continue to adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally re-price or mature more quickly than our interest-earning liabilities. In 2008, the federal funds rate decreased 400 basis points to a low of 0.25% at December 31, 2008.  The rate remained unchanged from December 31, 2008 through December 31, 2012.

During this period of low interest rates, we have re-pricing risk to the extent that the incoming cash flow from payments on our loans and investments is reinvested at lower rates than we were receiving.  This will cause a decrease in our net interest income.  To offset this, we may have to increase the size of our loan and investment portfolio to maintain an appropriate level of net interest income.

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

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. We cannot be certain that all of our systems are entirely free from vulnerability to attack or that they may not from time to time malfunction, due either to human error or mechanical failure, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated; resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which could adversely affect our earnings.

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

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  During 2012, our non-performing assets increased by $3.1 million primarily as a result of two commercial relationships moving to nonaccrual in the amount of $4.7 million offset by principal reductions through payment and charge-offs.  This brings our nonperforming assets to total assets ratio to 2.7% at December 31, 2012 compared to 2.3% at December 31, 2011.  These and other non-performing loans, even if they are eventually collected, in whole or in part, take longer periods of time to work out, which result in loss of income and/or principal during the workout period, and also require additional resources.

While our non-performing assets did increase, we have observed that the increase has come from migration of relationships already designated as “watch list” relationships.  This movement has led to a decrease in our loan relationships designated as special mention, substandard, or doubtful.  For further detail regarding this reduction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition."

We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.

A loan is considered non-performing when full collection of principal and interest in accordance with the loan contract is not probable.  While the level of our non-performing assets remains elevated, we experienced a decrease in net charge-offs to $3.6 million in 2012 from $7.3 million in 2011, which is an indication of improvements in asset quality.  As a result of the prolonged recessionary period in the economy and/or our local real estate market, we realize that there is a possibility that some of our currently performing assets may not continue to perform according to their terms, and the value of the collateral may become insufficient to pay the remaining loan balances.  If this occurs, we may experience additional loan losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

Our reliance on our funding of Health Savings Accounts (HSA) as the main source for overall deposit growth could be adversely affected by future healthcare regulations.

Over the last few years, HSA have become our main focus in deposit growth due to the long-term nature of the deposit and its low cost of funds.  In 2012, our HSA balances increased by $14.2 million, or 21.8%, to $79.3 million.  These deposits had an average rate of 0.11% in 2012, which enabled us to slow the compression of our net interest margin during 2012.  HSA have become very popular over the last few years as healthcare costs are at all-time highs.  HSA are only available to those with a High Deductible Health Plan (HDHP) to help consumers save for medical costs.  In addition, the contributions to the account up to a specified amount are tax deductible.

The Health Care Reform Act passed in 2010, and at this time there are still many unanswered questions and regulations being considered.  Future regulations could result in HSA losing their current popularity which would have a significant negative impact on our Company.

We have relatively high amounts invested in municipalities and these have more risk than a government backed agency.

We generally invest a greater proportion of our long-term investments in municipal securities than financial institutions in our peer group, who typically invest a greater proportion of their long-term investments in government backed agencies. The market value of our municipal investments was $93.1 million, or 53.4% of our total long-term investments, at December 31, 2012.  As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have certain municipal investment securities which are subject to credit risk if the municipalities are unable to meet their obligations to us. In addition, certain bond insurers have filed bankruptcy in recent months. Although we believe the municipalities will be able to meet their obligations, there can be no certainty regarding future results.  An adverse development with respect to one or more securities could expose us to a greater risk of loss and could have a material impact on our business and results.

Additionally, the Federal Reserve issued interagency guidance dated November 15, 2012 that states that state member banks may no longer rely solely on credit ratings issued by nationally recognized statistical rating organizations (external credit ratings) to determine whether a particular security is an “investment security” that is permissible for investment. Under the revised rule, a security meets the “investment grade” test only if the issuer has an adequate capacity to meet its financial commitments under the security for the projected life of the asset or exposure.  Under this definition, the bank is expected to make a determination through a degree of due diligence processes and additional analyses appropriate for the bank’s risk profile and for the size and complexity of the instrument. The more complex a security's structure, the more credit-related due diligence an institution should perform, even when the credit quality is perceived to be very high.

We Rely on Dividends from Our Subsidiary for Most of Our Revenue

Because we are a holding company with no significant assets other than the Bank and its subsidiary, the Trust Company, we typically depend upon dividends from one or both of these entities for a substantial portion of our revenues. From time to time, we may become a party to financing agreements or other contractual arrangements that may have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. Our holding company expenses and interest obligations on our trust preferred securities and corresponding subordinated debt securities issued by us may limit or impair our ability to declare or pay dividends.  In 2012, the Bank paid a dividend to the Holding Company in the amount of $5.7 million to fund the purchase of a $1.0 million par value equity security in the amount of $902,900, to fund the quarterly and special dividends to stockholders totaling $2.9 million, and to fund the repurchase shares of the Company’s common stock. Future dividends will depend upon the Board’s assessment of our operating and financial condition, projected cash needs, contractual restrictions and any further restrictions imposed on us by our banking regulators.

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

Description	Location	Own or Lease
Corporate Headquarters	Fort Wayne, Indiana (Downtown)	Lease
Dupont Branch	Fort Wayne, Indiana (North)	Own
Scott/Illinois Branch	Fort Wayne, Indiana (Southwest)	Own
Stellhorn/Lahmeyer Branch	Fort Wayne, Indiana (Northeast)	Own
Waynedale Branch	Fort Wayne, Indiana (South)	Own
Covington Branch	Fort Wayne, Indiana (Southwest)	Own
Warsaw Branch	Warsaw, Indiana (Downtown)	Own

The Bank conducts business through the Corporate Headquarters and the branches.  None of the properties we own are subject to any major encumbrances.  Our net investment in real estate and equipment at December 31, 2012 was $8.9 million.

ITEM 3.            LEGAL PROCEEDINGS.

None.

PART II

ITEM 4.            MINE SAFETY DISCLOSURES

None.

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Market System under the symbol “TOFC.” As of
February 27, 2013, there were 455 stockholders of record and approximately 1,243 beneficial owners of the common stock.

The following table also presents the high and low sales prices for our common stock on the NASDAQ Global Market System, by quarter for 2012 and 2011.

High/Low Stock Price

	2012		2011
	High	Low	High	Low

1st Quarter	$12.600	$8.310	$8.980	$7.550

2nd Quarter	$10.930	$10.050	$8.960	$8.000

3rd Quarter	$12.770	$9.460	$9.000	$7.200

4th Quarter	$14.250	$11.300	$8.680	$7.020

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

From April 23, 2010 until its termination on July 10, 2012, we were under a written agreement with the Federal Reserve and the IDFI, (the “Written Agreement”). One of the requirements in the Written Agreement was that we were not to pay dividends on or redeem any common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 or 2011.

In June of 2012, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated securities in the amount of $2.3 million.  The Company received permission on May 11, 2012 from the Federal Reserve Bank of Chicago to make both of these payments on their respective due dates.

Effective July 10, 2012, the Federal Reserve and IDFI lifted and, therefore, terminated the Written Agreement between itself and the Company, as well as its wholly-owned subsidiaries. As a result, the Bank was able to pay $5.7 million in dividends to the Holding Company to fund the purchase of a $1.0 million par value equity security in the amount of $902,900, to fund two quarterly dividends and one special dividend to stockholders totaling $2.9 million, and to fund the repurchase of 141,850 shares of the Company’s common stock.  Prior to the third quarter of 2012, no dividend payments had been made since the first quarter of 2008.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the NASDAQ Stock Market Index (United States stocks only) and the NASDAQ Bank Stocks Index for the past five years ending December 31, 2008 – 2012. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.

	For the years ended December 31,
Index	2008	2009	2010	2011	2012

Tower Financial Corporation	$58.285	$66.218	$72.736	$80.058	$114.450
Nasdaq Total US Index	64.837	93.198	110.370	110.960	131.270
Nasdaq Bank Index	116.000	96.510	114.770	102.640	122.800

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

Issuer Purchase of Equity Securities

Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of Publicly Announced Plan or Program	Maximum Number of Shares (or Dollar Value) that May Yet be Purchased Under Plans or Programs

Beginning Balance 10/1/2012			65,000	$13.61	65,000	-
10/1/2012	-	10/31/2012	-	-	-	-
11/1/2012	-	11/30/2012	-	-	-	-
12/1/2012	-	12/31/2012	141,850	12.23	141,850	108,150
			206,850	$12.66	206,850	108,150

ITEM 6.           SELECTED FINANCIAL DATA.
Consolidated Summary of Operations and Selected Statistical Data
		Years ended December 31,
($ in thousands, except per share data)	2012	2011	2010	2009	2008
Results of Operations:
Interest income	$25,974	$28,894	$30,452	$32,067	$37,758
Interest expense	3,770	6,139	8,191	12,247	16,785
Net interest income	22,204	22,755	22,261	19,820	20,973
Provision for loan losses	2,493	4,220	4,745	10,735	4,399
Noninterest income	8,514	8,151	7,814	6,088	6,303
Noninterest expense	20,868	21,618	21,243	22,998	20,988
Income (loss) before income taxes	7,357	5,068	4,087	(7,824)	1,889
Income taxes expense (benefit)	1,612	(1,552)	923	(2,217)	23
Net income (loss)	5,744	6,620	3,164	(5,607)	1,866

Per Share Data:
Net income (loss): basic	$1.18	$1.37	$0.73	$(1.37)	$0.46
Net income (loss): diluted	1.18	1.36	0.69	(1.37)	0.46
Book value per common share at end of period	13.46	12.79	11.09	11.04	12.15
Dividends declared	0.610	n/a	n/a	n/a	0.044

Balance Sheet Data:
Total assets	$683,973	$700,681	$659,928	$680,159	$696,584
Total securities held to maturity	-	-	-	4,496	-
Total securities available for sale	174,383	128,620	110,109	85,179	77,792
Loans held for sale	4,933	4,930	2,141	3,842	152
Total loans	450,466	462,561	486,914	527,333	561,012
Allowance for loan losses	8,289	9,408	12,489	11,598	10,655
Total deposits	561,007	602,037	576,356	568,380	586,237
FHLB advances	28,300	12,000	7,500	43,200	39,200
Junior subordinated debt	17,527	17,527	17,527	17,527	17,527
Stockholders' equity	63,746	62,097	53,129	46,936	49,618

Performance Ratios:
Return on average assets	0.87%	1.00%	0.48%	-0.81%	0.27%
Return on average stockholders' equity	8.80%	11.81%	6.32%	-11.48%	3.81%
Net interest margin (tax equivalent)	3.81%	3.84%	3.70%	3.14%	3.30%
Efficiency ratio	67.93%	69.95%	70.63%	88.76%	76.94%

Asset Quality Ratios:
Nonperforming loans to total loans	3.71%	2.70%	4.75%	3.02%	3.03%
Nonperforming assets to total assets	2.74%	2.28%	4.22%	3.03%	2.83%
Net charge-offs to average loans	0.78%	1.51%	0.76%	1.78%	0.35%
Allowance for loan losses to total loans	1.84%	2.03%	2.56%	2.20%	1.90%

Liquidity and Capital Ratios:
Loan to deposit ratio	80.30%	76.83%	84.48%	92.78%	95.70%
Total stockholders' equity to total assets	9.32%	8.86%	8.05%	6.90%	7.12%
Total risk-based capital	15.90%	15.16%	14.30%	12.45%	12.99%
Tier 1 leverage risk-based capital	14.65%	13.91%	13.10%	10.90%	11.66%
Tier 1 leverage capital	11.18%	10.97%	10.55%	9.05%	9.69%

n/a - not applicable

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Net income was $5.7 million in 2012 compared to net income of $6.6 million in 2011.  The decrease of $875,370 was a direct result of the reversal of the state valuation allowance in December of 2011, which resulted in a tax benefit of $1.6 million in 2011 compared to tax expense of $1.6 million in 2012.  Income before taxes increased by $2.3 million in 2012 compared to 2011 as a result of a decrease in provision expenses by $1.7 million, an increase in noninterest income of $362,763, and a decrease of $749,927 in noninterest expense.  These increases to earnings were offset by a decrease of $550,590 in net interest income.

Net interest income decreased 2.4% from 2011 to 2012 due a decrease in average assets of $5.5 million coupled with declines in loan and investment yields from 5.15% and 3.90% in 2011 to 4.78% and 3.52% in 2012, respectively.  In 2012, we continued to see our loan balances decrease, but we were able to offset this loss of earning assets through purchasing long-term investments towards the end of the year.  To combat net interest margin compression, we successfully repositioned our deposit portfolio from higher cost time deposits to lower cost core deposits, such as interest-bearing checking accounts.  Also contributing to the decrease in interest expense was the decrease in our Trust Preferred Debt Securities interest rate in the first quarter of 2012, as the remaining $9.0 million of the $17.0 million is now on a floating rate based on three-month LIBOR.  The weighted average rate on the Trust Preferred Debt Securities decreased from 4.66% in 2011 to 2.57% in 2012.  Additionally in 2012 to minimize the loss of net interest income, we implemented a municipal bond leverage strategy, which resulted in purchasing $25MM of longer term muni bonds that were match-funded by brokered deposits with similar maturities.  While this strategy will cause our net interest margin to compress going forward, it will further supplement net interest income during this prolonged period of low interest rates.

Non-interest income increased by $362,763 in 2012 compared to 2011 as a result of increases of $451,775 and $274,326 in mortgage banking income and trust and brokerage income, respectively.  Also adding to the increase in noninterest income during 2012 was the decrease in other-than-temporary impairment on available-for-sale securities of $148,357.  Offsetting these increases was a decrease of $627,655 in gains on the sale of securities.

Provision expense decreased in 2012 from 2011 by $1.7 million as a result of an improvement in overall asset quality, specifically through a reduction in net charge-offs from $7.3 million in 2011 to $3.6 million in 2012 and a  reduction in loans identified as special mention, substandard, or doubtful from December 31, 2011 to December 31, 2012.

Noninterest expenses decreased by $749,927 primarily as a result of a decrease in FDIC insurance premiums and other real estate owned (OREO) expenses by $702,852 and $416,313, respectively.  Offsetting these decreases were increases in salaries and benefits, data processing, and occupancy and equipment by $157,474, $109,275, and $104,083, respectively.  FDIC insurance premiums decreased in 2012 due to the termination of our Written Agreement with the Federal Reserve and IDFI.  OREO expenses decreased as a result of fewer write-downs to fair value by $225,875 in 2012 compared to 2011.  The decrease in OREO balances through sales of $816,050 in 2012 caused the decrease in legal and maintenance expenses associated with these properties and recorded in the OREO expense category.  The increase in salaries and benefits was driven by the increase in commission expense offset by a reduction in stock compensation expense.  Data processing expense increased as a result of the addition of non-recurring projects related to our core system that will create efficiency and enhance revenue, an increase in the number of accounts outstanding, and a reallocation of expenses from Other Expense related to processing of debit cards. Occupancy and equipment expenses increased as a result of an increase in assessed property values on all branches located in Allen County.

Income taxes increased $3.2 million from 2011 due to a tax benefit created in 2011 from reversing the valuation allowances on both our state book to tax timing differences and our state net operating losses.  The reversal was a result of the liquidation of our Nevada investment subsidiary in September 2011, when it became more likely than not that we will be able to realize these items over the next few years, which will be well within the carryforward period.

Total assets decreased $16.7 million, or 2.4%, from the prior year.  The primary reasons for the difference year-over-year were decreases of $52.4 million in cash and cash equivalents and total loans of $12.1 million, offset by an increase in long-term investments of $45.8 million.  The decrease in cash and cash equivalents was due to two customers depositing approximately $48 million temporarily in December 2011.  As expected, these funds departed during the first quarter of 2012, which was the purpose for keeping these funds liquid and holding them in cash and cash equivalents at December 31, 2011.  In an attempt to preserve net interest income during this prolonged period of low interest rates, we implemented a municipal bond leverage strategy during the fourth quarter of 2012 that resulted in purchasing approximately $25 million in municipal bonds match-funded by brokered deposits with similar maturities, which is approximately ten years.  This strategy will add approximately $250,000 to our net interest income each year going forward, but will cause a decrease in our net interest margin. The decrease in loans was driven by decreases in commercial loans of $4.4 million, commercial real estate loans of $4.8 million, and consumer loans of $2.4 million.

Total deposits at December 31, 2012 were $561.0 million compared to $602.0 million at December 31, 2011.  As described above, we received two large, short-term, deposits of approximately $48 million in December 2011 that increased our deposit totals.  Therefore, our adjusted deposits at December 31, 2011 were approximately $554.0 million.  Excluding these short-term deposits, our deposit portfolio increased by approximately $7.0 million during 2012.  Interest-bearing checking accounts increased by $55.2 million, the result of increases of $14.2 million in our Health Savings Accounts (“HSA”) and the movement of approximately $28 million of noninterest-bearing account balances to our new interest-bearing checking account for commercial customers.  As a result of this movement between accounts and the departure of the short-term deposits discussed above, noninterest-bearing accounts decreased $61.6 million from December 31, 2011.  Other categories reporting declines in balances during the year include in-market CD’s of $20.9 million, brokered certificates of deposit of $12.4 million, and money market accounts of $7.7 million.

HSA continue to be a high growth, low cost product for us which is reflected by the continued increase in balances of $14.4 million in 2010, $15.1 million in 2011, and $14.2 million in 2012.  As of December 31, 2012, we had over 51,000 active health savings accounts and we expect to receive another large deposit of approximately $23 million in January 2013 into these accounts when our customers typically make their annual employer contributions. The continued increase in HSA boosted our core deposits to total deposits ratio to 80.8% in 2012 from 78.7% in 2011.

Total equity increased by $1.6 million as a result of $5.7 million of net income offset by the repurchase of shares of the Company’s common stock of $1.7 million and dividends paid to stockholders of $2.9 million.  In the third quarter of 2012, we were released from our Written Agreement with the Federal Reserve and IDFI, which enabled us to pay two quarterly dividends in the amount of $0.055 each and one special dividend in the amount of $0.50.

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

Results of Operations

Summary
Net income was $5.7 million, or $1.18 per diluted share, for the year ended December 31, 2012.  While this was a decrease of $875,370 from the prior year, approximately $3.2 million of the decrease was the result of recording tax expense of $1.6 million in 2012 compared to a tax benefit of $1.6 million in 2011.  When comparing income before tax, we experienced an increase of $2.3 million from 2011 to 2012.  This improvement from 2011 was the result of a decrease in provision expense of $1.7 million, a decrease in noninterest expense of $749,927, and an increase in noninterest income by $362,763.  These increases to earnings were offset by a decrease in net interest income of $550,590.

Net interest income decreased 2.4% from the prior year due to decreases in loan and investment yields coupled with a decrease in average earning assets.  Provision expense decreased by $1.7 million as a result of improvement in asset quality from 2011 to 2012.  Noninterest income increased $362,763 as a result of an increase in trust and brokerage income, an increase in mortgage banking income, and a decrease on the impairment of available-for-sale securities. Noninterest expense decreased as a result of savings in both FDIC insurance premiums and OREO expenses.  Income tax expense increased by $3.2 million as a result of reversing the state valuation allowance on our state deferred tax asset and our deferred timing differences, which resulted in a tax benefit of $1.6 million in 2011.

Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. While net interest income only declined $550,590, or 2.4%, to $22.2 million and the net interest margin only declined to 3.81% from 3.84% in 2011, the approach for generating interest income focused on a decrease in cost of funds. Interest income declined $2.9 million, or 10.1%, in 2012 to $26.0 million, while interest expense declined $2.4 million, or 38.6%, to $3.8 million. Interest income and interest expense for the year ended December 31, 2011 were $28.9 million and $6.1 million, respectively, netting $22.8 million in net interest income. Interest income and interest expense for the year ended December 31, 2010 were $30.5 million and $8.2 million, respectively, netting $22.3 million in net interest income. The decline in interest income during 2012 was driven by the $2.9 million decrease in interest income from loans as a result of a decline in the average balance coupled with a decline in loan yield from the prior year by 37 basis points.  Investment yield also experienced a decline in yield of 53 basis points in taxable securities and 61 basis points in nontaxable securities from 2011 to 2012.  This decline in investment yield was primarily offset by an increase in average long-term investments of $13.2 million.  Offsetting the decreases to interest income were decreases in interest expenses of $1.9 million in interest paid on deposits and $365,587 in interest paid on trust preferred securities.  The decrease in interest paid on deposits not only decreased due to the decrease in rates, but also due to the reallocation of the deposit portfolio to lower cost accounts, such noninterest- and interest-bearing checking accounts, from higher cost time deposits, such as certificates of deposit.  This was reflected by increases in average noninterest-bearing checking accounts and interest-bearing checking accounts of $23.2 million and $44.0 million, respectively, offset by a decrease in average in-market and brokered certificates of deposit of $53.9 million from 2011 to 2012. Aside from the transfer of approximately $28 million in money market account balances to the new interest-bearing checking account described earlier, HSA were the primary reason for the increase in interest-bearing checking accounts as they increased by $14.2 million from December 31, 2011 to December 31, 2012.  These HSA had an average rate of 0.11% and have been one of our driving forces in reducing our cost of funds in 2010, 2011, and 2012. Also contributing to the decrease in interest expense was the decrease in our Trust Preferred Debt Securities interest rate in the first quarter of 2012, as the remaining $9.0 million of the $17.0 million is now on a floating rate based on three-month LIBOR.  The weighted average rate decreased from 4.66% in 2011 to 2.57% in 2012.

The increase of $493,704 in net interest income in 2011 from 2010 was due to an increase in net interest margin, which was offset by a purposeful decrease in total loans.  The net interest margin, or net yield on average earning assets, increased to 3.84% in 2011 from 3.70% in 2010.  The increase in net interest margin in 2010 and 2011 was similar to 2012 in that we aggressively reduced deposit rates, while keeping them consistent with local market rates, and restructured our deposit mix by reducing our higher cost in-market certificate of deposits.  Offsetting the increase in net interest margin was a decrease of $1.9 million in average earning assets from 2010 to 2011.  These actions in 2010, 2011, and 2012 were a continued response to the low interest rate environment which has existed since December 2008 when the Federal Reserve lowered the federal funds rates to 0.25%.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2012, 2011, and 2010.

Average Balance, Interest and Yield/	2012			2011			2010
Cost Analysis ($ in thousands)	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,569	$42	2.68%	$1,794	$35	1.95%	$2,693	$26	0.97%
Federal funds sold	3,466	4	0.12%	3,283	4	0.12%	2,421	5	0.21%
Securities - taxable	78,254	1,839	2.35%	79,608	2,296	2.88%	74,285	2,502	3.37%
Securities - tax exempt (1)	61,114	3,071	5.03%	46,533	2,623	5.64%	27,614	1,624	5.88%
Loans held for sale	3,960	-	0.00%	2,295	-	0.00%	2,138	-	0.00%
Loans	461,609	22,064	4.78%	481,933	24,828	5.15%	508,182	26,847	5.28%
Total interest-earning assets	609,972	27,020	4.43%	615,446	29,786	4.84%	617,333	31,004	5.02%

Allowance for loan losses	(9,174)			(11,868)			(12,663)
Cash and due from banks	21,379			19,975			17,074
Other assets	40,144			39,751			42,873
Total assets	$662,321			$663,304			$664,617

Liabilities and Stockholders' Equity
Interest-bearing checking	$156,317	$196	0.13%	$112,283	$156	0.14%	$103,263	$323	0.31%
Savings	25,206	13	0.05%	22,036	33	0.15%	20,543	79	0.38%
Money market	137,436	389	0.28%	164,065	717	0.44%	154,914	1,184	0.76%
Certificates of deposit	122,273	2,560	2.09%	176,176	4,185	2.38%	203,066	4,980	2.45%
Short-term borrowings	35	-	0.00%	46	-	0.00%	19	-	0.00%
FHLB advances	14,636	161	1.10%	15,987	231	1.44%	25,306	466	1.84%
Junior subordinated debt	17,527	451	2.57%	17,527	817	4.66%	17,527	1,159	6.61%
Total interest-bearing liabilities	473,430	3,770	0.80%	508,120	6,139	1.21%	524,638	8,191	1.56%
	-			-			-
Noninterest-bearing checking	116,724			93,532			85,599
Other liabilities	7,093			5,588			4,355
Stockholders' equity	65,074			56,064			50,025
Total liabilities and stockholders' equity	$662,321			$663,304			$664,617

Net interest income		$23,250			$23,647			$22,813
Rate spread			3.63%			3.63%			3.46%
Net interest income as a percent of average earning assets			3.81%			3.84%			3.70%

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

Changes in Net Interest Income Due
To Rate and Volume
	2012 over 2011
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$12	$(5)	$7
Federal funds sold	-	-	-
Securities - taxable	(419)	(38)	(457)
Securities - tax exempt	(308)	756	448
Loans	(1,745)	(1,019)	(2,764)
Net change in interest income	(2,460)	(306)	(2,766)
Increase (decrease) in interest expense:
Interest-bearing checking	13	27	40
Savings	(24)	4	(20)
Money market	(225)	(103)	(328)
Certificates of deposit	(454)	(1,171)	(1,625)
Short-term borrowings	-	-	-
FHLB advances	(52)	(18)	(70)
Trust preferred securities	(366)	-	(366)
Net change in interest expense	(1,108)	(1,261)	(2,369)
Net change in interest income and interest expense	$(1,352)	$955	$(397)

	2011 over 2010
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest-earning deposits	$20	$(11)	$9
Federal funds sold	(2)	1	(1)
Securities - taxable	(377)	171	(206)
Securities - tax exempt	(70)	1,069	999
Loans	(656)	(1,363)	(2,019)
Net change in interest income	(1,085)	(133)	(1,218)
Increase (decrease) in interest expense:
Interest-bearing checking	(193)	26	(167)
Savings	(51)	5	(46)
Money market	(533)	66	(467)
Certificates of deposit	(152)	(643)	(795)
Short-term borrowings	-	-	-
FHLB advances	(87)	(148)	(235)
Trust preferred securities	(342)	-	(342)
Net change in interest expense	(1,358)	(694)	(2,052)
Net change in interest income and interest expense	$273	$561	$834

Interest income is primarily generated from the loan portfolio. Average loans comprised 76%, 78%, and 82% of average earning assets during 2012, 2011, and 2010, respectively. During 2012, the loan portfolio had an average yield of 4.78%, and earned $22.1 million, or 84.9% of total interest income, a decrease of $2.9 million from 2011.  This decrease in loans was offset by increases in long-term investments.  The decrease of $550,590 in net interest income in 2012 from 2011 was the result of a reduction in average earning assets in the amount of $5.5 million and the net result of a reduction in interest income outpacing the reduction in interest expense.  During 2011, the loan portfolio had an average yield of 5.15%, and earned $24.8 million, or 85.9% of total interest income.  During 2010, the loan portfolio had an average yield of 5.28% and earned $26.8 million, or 88.2% of total interest income.

The total average securities portfolio and total average short-term investments equaled 22.8% and 0.8%, respectively, of average earning assets. With an average tax-equivalent yield of 3.52%, total securities contributed $3.9 million, or 14.9% of total interest income, in 2012, while total short-term investments had a combined average yield of 0.91% and earned $45,559, or 0.2% of total interest income, in 2012.  During 2011, the total average securities portfolio and total average short-term investments equaled 20.5% and 0.8%, respectively, of average earning assets. With an average tax-equivalent yield of 3.90%, total securities contributed $4.0 million, or 13.9% of total interest income, in 2011, while total short-term investments had a combined average yield of 0.77% and earned $39,041, or 0.1% of total interest income, in 2011. During 2010, the total securities portfolio and total short-term investments equaled 16.5% and 0.8%, respectively, of average earning assets. With an average tax-equivalent yield of 4.05%, total securities contributed $3.6 million, or 11.7% of total interest income, in 2010, while total short-term investments had a combined average yield of 0.61% and earned $31,334, or 0.1% of total interest income, in 2010.

Interest expense is primarily generated from money market deposits and certificates of deposit, which equaled 29.0% and 25.8%, respectively, of average interest-bearing liabilities during 2012; 32.3% and 34.7%, respectively, of average interest-bearing liabilities during 2011; and 29.5% and 38.7%, respectively, of average interest-bearing liabilities during 2010.  Total average borrowings were 6.8%, 6.6%, and 8.2% of average interest-bearing liabilities during 2012, 2011, and 2010, respectively.

Money market balances had an average rate of 0.28% and cost $388,658, or 10.3% of total interest expense, in 2012 compared to 0.44% and cost $716,473, or 11.7% of total interest expense, in 2011. Certificates of deposit had an average rate of 2.09% and cost $2.6 million, or 67.9% of total interest expense in 2012, compared to an average rate of 2.38% and cost of $4.2 million, or 68.2% of total interest expense, in 2011.  Interest expense on savings and interest-bearing checking totaled 5.5% of total interest expense at an average rate of 0.12% during 2012 and 3.1% of total interest expense at average rate of 0.14% during 2011. The Company paid $612,489 of interest expense on borrowings, or 16.2% of total interest expense, during 2012 and paid $1.0 million of interest expense on borrowings, or 17.1% of total interest expense, during 2011.

During 2010, money market accounts had an average rate of 0.76% and cost $1.2 million, or 14.5% of total interest expense, while certificates of deposit had an average rate of 2.45% and cost $5.0 million, or 60.8% of total interest expense. Savings deposits and interest-bearing checking accounts totaled 4.9% of average interest-bearing liabilities during 2010 with an average rate of 0.33%. The Company paid $1.6 million of interest expense on borrowings, or 19.8% of total interest expense, during 2010.

In December 2010, $8.0 million of our Trust Preferred Debt Securities went to a floating rate of three-month LIBOR plus 1.34%.  This reduced the average rate on this funding from 6.61% for the year ending December 31, 2010 to 4.66% for the year ending December 31, 2011.  In March 2012, the remaining $9.0 million of our Trust Preferred Debt Securities went to a floating rate of three-month LIBOR plus 1.69%, which lowered our costs from that funding type by $365,587, or 44.8%, from 2011 to 2012.  This reduced the average rate on this funding from 4.66% for the year ending December 31, 2011 to 2.57% for the year ending December 31, 2012.

Provision for Loan Losses
The provision for loan losses was $2.5 million for 2012, $4.2 million for 2011, and $4.7 million for 2010.  In 2012, our focus was on reducing watch list loans, specifically nonperforming and classified assets.  This was accomplished through charging-down loans, selling loans, and working with our customers to move these loans to other financial institutions.  This strategy resulted in net charge-offs of $3.6 million.  Of the $3.9 million in charge-offs, we previously had $2.6 million reserved on those relationships as of December 31, 2011.  We also received $307,672 in recoveries that offset the charge-offs taken in 2012 and assisted in replenishing our allowance.  There were two commercial real estate relationships totaling $779,652 and four commercial relationships totaling $5.3 million that were moved to nonaccrual status in 2012 requiring additional reserves totaling $1.3 million.

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

We had $16.7 million of nonperforming loans at December 31, 2012, an increase of $4.2 million from $12.5 million in nonperforming loans at December 31, 2011.  The increase in nonperforming loans is primarily the result of the downward migration of loans previously identified as either special mention, substandard, or impaired at December 31, 2011.  Homogenous loans, such as home equity and traditional residential real estate, are not risk rated per ASC 450-2 and become categorized as nonperforming when they become 90 or more days past due.  Over the past few years, we have been able to reduce the loans categorized as special mention, substandard, or doubtful.  For further detail regarding this reduction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition."

We reported $3.6 million of net charge-offs, or 0.78% of average loans, during 2012 compared to $7.3 million in net charge offs, or 1.51% of average loans, during 2011 and $3.9 million, or 0.76% of average loans, in net charge-offs during 2010.  We had $16.7 million, $12.5 million, and $23.1 million of nonperforming loans at December 31, 2012, 2011, and 2010, respectively.

Noninterest Income
Total noninterest income was $8.5 million for the year ended December 31, 2012 compared to $8.2 million and $7.8 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012 from 2011 of $362,763 was the result of an increase in trust and brokerage income of $274,326, an increase in mortgage banking income of $451,775, and a decrease in impairment on available-for-sale securities of $148,357.  The increase in trust and brokerage income was a direct result of the increase in Trust assets under management of $51.4 million.  Brokerage assets under management also grew during 2012 bringing our total asset under management to approximately $672 million. Mortgage banking income increased $451,775 from 2011 to 2012 as a result of an increase in mortgage originations sold.  Our mortgage department set a Company record for the highest origination volume in one year, which was just over $100 million.  Of those originations, we only retained $39.1 million in-house and sold the remaining $61.4 million in the secondary market at an average service release premium of approximately 1.68%.  The decrease on the impairment on available-for-sale securities was the result of an improvement in the fair value of the two securities rated below investment grade with previous impairment charges.  During the fourth quarter of 2012, we sold these two securities, and no other securities have been deemed impaired as of December 31, 2012.  Offsetting the increases to income was a decrease in the gains on available-for-sale securities of $627,655.  The purpose for long-term investments is to produce interest income and to manage liquidity.  In the event an opportunity arises to recognize a gain without limiting the long-term potential of the portfolio, we may sell the investment.  At some point when interest rates begin to increase, we might need to recognize losses in our portfolio to better position ourselves for long-term interest gains.  In 2012, we did not believe that the short-term gain from security sales outweighed the long-term gain from collecting interest income based on the current portfolio; therefore, the gains on sale of available-for-sale securities decreased by $627,655 from 2011.  We also experienced an increase of $113,421 in our net debit card interchange income in 2012 compared to 2011 as a result of the increase in the number of debit cards outstanding, specifically from increases in our HSA product.

Noninterest Expense
Noninterest expense totaled $20.9 million in 2012, which was a $749,927, or 3.5%, decrease from 2011.  The decrease was the result of decreases of $702,852 and $416,313 in FDIC insurance premiums and OREO expenses, respectively, offset by increases in salary and benefits of $157,474, data processing of $109,275, and occupancy and equipment of $104,083. Noninterest expense totaled $21.6 million for the year ended December 31, 2011 compared to $21.2 million for the year ended December 31, 2010. The increase in 2011 of $375,744 in expenses was attributable to an increase of $1.6 million in salaries and benefits and an increase of $206,938 in data processing costs.  These increases were offset by decreases of $691,902 and $646,288 in FDIC premiums and OREO expenses, respectively, in 2011.

During 2012, FDIC insurance premiums decreased as a direct result of the termination of our Written Agreement with the Federal Reserve, which was effective July 10, 2012. OREO expenses decreased as a result of fewer write-downs to fair value by $225,875 in 2012 compared to 2011.  The decrease in OREO balances through sales of $816,050 in 2012 caused the decrease in legal and maintenance expenses recorded in the OREO expense category associated with these properties.

Salaries and benefits expense was $11.3 million in 2012 and was 54.4% of total noninterest expenses.  Salaries and benefits expense increased primarily due to an increase of $306,479 in commissions paid to individuals in the mortgage department for an increase in mortgage originations to $100.5 million in 2012 from $73.7 million in 2011.  Additionally, the profit sharing expense increased by $167,500 from 2011 to 2012 as a result of an increase in our income before taxes.  In 2011, we had two rewarding incentive programs that were specific to 2011 for asset quality improvement and reaching specific earnings milestones.  These two programs made up the majority of the incentive bonus expense in 2011, which resulted in a decrease of $354,119 from 2011 to 2012.

Data processing expense increased by $109,275 as a result of the addition of non-recurring projects related to our core system that will create efficiency and enhance revenue, an increase in the number of accounts outstanding, and a reallocation of expenses from Other Expense related to processing of debit cards.  During 2012, in our HSA product we increased the number of accounts by 8,000, which directly impacts our processing expense as we are charged based on the number of accounts outstanding.

Occupancy and equipment was $2.6 million in 2012 compared to $2.5 million in 2011.  The increase of $104,083 was primarily due to the increase in real estate tax of $92,440.  The increase was due to receiving new assessed values on all of our branch locations in Allen County.  We also experienced an increase in repairs and maintenance of $49,248 due to freshening up the first floor of our headquarters location by replacing carpet and repainting the walls.  Occupancy and equipment was the second largest expense 2012 and was 12.5% of total noninterest expenses.

Loan and professional expense decreased $115,321 from 2011 and was 7.2% of total noninterest expenses.  The decrease in this category from 2011 was the result of decreases in our legal and investor relations fees of $49,570, accounting fees of $26,550, and our collection expenses of $47,523.  Accounting fees decreased primarily due to the liquidation of the REIT and the investment subsidiary in 2011, which resulted in two fewer entities to audit and prepare tax returns.  Collection fees have decreased as a result of a decrease in the loans on the watch list.  We expect collection fees to continue decreasing as asset quality issues decrease.

During 2011, salaries and benefits increased by $1.6 million compared to 2010.  There were a few reasons for the increase, including an increase in the average number of full-time employees employed during the year, an increase in incentive program expenses from an improvement in earnings and improvements in asset quality, and an increase in 401(k) employer matching contributions. Data processing costs increased by $206,938 in 2011 primarily due to an increase in the number of deposit accounts and the purchase of additional services and/or products from our core processing vendor. Offsetting the increase in noninterest expenses during 2011 were decreases in FDIC premiums and OREO expenses of $691,902 and $646,288, respectively.  Due to industry-wide decreases in FDIC assessment rates for determining insurance premiums in the first quarter of 2011 coupled with the additional decrease in our FDIC assessment rates during the second quarter of 2011, we experienced a 33.6% decrease in our FDIC premiums during 2011 compared 2010.  The reduction in OREO expense was two-fold.  First, there was a reduction in the additions to OREO, which was $2.4 million of additions in 2011 compared to $5.0 million of additions in 2010.  Second, the values of the properties did not decrease as much as in prior years, which would trigger a write-down of the property to fair value.  During 2011, our two largest expenses were salaries and benefits expense and occupancy and equipment expense, which made up 51.7% and 11.5%, respectively, of noninterest expenses.

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

Monitoring and controlling overhead expenses while providing high quality service to customers is of the utmost importance to us. The efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 67.9% in 2012 compared to 70.0% in 2011 and 70.6% in 2010.  From 2010 to 2012, we made significant strides in improving our net interest margin, which translated into improved net interest income, through disciplined actions required to decrease nonperforming assets and an aggressive approach for pricing deposits.

Income Taxes Expense
In 2012, tax expense was $1.6 million compared to a tax benefit of $1.6 million in 2011 and tax expense of $923,727 in 2010.  The effective tax rate in 2012 was 21.9%, which is very comparable to our effective tax rate in 2010 of 22.6%.  The difference from these two years and the tax benefit recorded in 2011 was the reversal of the valuation allowance previously set up on the state deferred tax asset created by our book to tax timing differences at the state level and our state net operating losses created by our REIT.  Releasing the valuation allowance on the state deferred tax assets in 2011 was triggered by two events during the year that made it more likely than not that we will realize the state deferred tax asset within the next few years.  First, we had a net taxable income position over the past three years for federal purposes and we didn’t expect that to change in the foreseeable future.  Second, we liquidated our REIT at the end of the third quarter of 2011, which will create state taxable income going forward, if we continue to produce a profit as expected.  The effective tax rate for 2011 was (30.6%).  Aside from the reversal of the valuation allowance, we are able to maintain a fairly low effective tax rate due to elevated levels of tax-exempt investment income derived from investing in municipal bonds and bank owned life insurance.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $63.7 million and $62.1 million at December 31, 2012 and 2011, respectively. Affecting the increase in stockholders’ equity during 2012 was $5.7 million in net income and an increase of $281,715 in unrealized gains, net of tax, on available-for-sale securities.  Additionally, we recorded $291,810 of stock compensation expense.  Offsetting these increases were the repurchase of 141,850 shares of the Company’s common stock of $1.7 million and dividends paid to stockholders in the amount of $2.9 million.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2012 and 2011 are disclosed in Note 15 of the Notes to Consolidated Financial Statements. Each year, we refine our Capital Contingency Plan and establish or reconfirm internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”.  The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 10.5% and 11.0% and our Leverage Ratio should be equal to or greater than 7.5% and 8.0% for the Bank and the Company, respectively.

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

From April 23, 2010 until its termination on July 10, 2012, we were under a written agreement with the Federal Reserve and the IDFI. One of the requirements in the Written Agreement was that we not pay dividends on or redeem any of our common or preferred stock or other capital stock, or make any payments of interest on its Trust Preferred Debt, without written approval from the Federal Reserve.  Because of these restrictions, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 or 2011.

In June of 2012, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated securities in the amount of $2.3 million.  The Company received permission on May 11, 2012 from the Federal Reserve Bank of Chicago to make both of these payments on their respective due dates

Effective July 10, 2012, the Federal Reserve lifted and, therefore, terminated the Written Agreement between itself and the Company, as well as its wholly-owned subsidiaries. As a result of this event, the Bank was able to pay $5.7 million in dividends to the Holding Company to fund the purchase of a $1.0 million par value equity security in the amount of $902,900, to fund two quarterly dividends and one special dividend to stockholders totaling $2.9 million, and to fund the repurchase of 141,850 shares of the Company’s common stock.  Prior to the third quarter of 2012, no dividend payments had been made since the first quarter of 2008.

Liquidity and Capital Ratios	December 31,
	2012	2011
Loan to deposit ratio	80.30%	76.83%
Loan to funding ratio	73.14%	73.24%
Total risk-based capital	15.90%	15.16%
Tier 1 risk-based capital	14.65%	13.91%
Tier 1 leverage capital	11.18%	10.97%

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

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. While deposits decreased $41.0 million in 2012 from December 31, 2011, we can attribute approximately $48 million to two customers’ deposits that were placed into noninterest bearing checking accounts at the Bank for short-term purposes in December of 2011. These two deposits were withdrawn from the Bank during the first quarter of 2012 when a more suitable, permanent option was determined.  Excluding these short-term deposits, our deposit portfolio increased by approximately $7.0 million during 2012.  Outside of these uncommon deposit portfolio changes, health savings accounts continue to be a primary leader in core deposit growth in 2012.  These deposits showed an increase of $14.2 million to a balance of $79.3 million and approximately 51,000 accounts at December 31, 2012 compared to a balance of $65.1 million and 43,000 accounts at December 31, 2011.

While we mainly generate deposits from in-market sources, we also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003.  The use of brokered deposits offers us the flexibility to structure the duration and volume of funding that in-market deposits cannot provide.  As a result, we have chosen this type of funding vehicle over the past several years to increase profitability by matching the duration of our assets with that of our funding.  An example of this funding strategy occurred in 2012 when we started to implement a municipal bond leverage strategy that match-funds $25.0 million in investments with $25.0 million of brokered deposits.  At December 31, 2012, the $25.0 million of investments was complete and was funded with new brokered deposits of approximately $11 million.  The remaining funding for the investment purchases will be completed in early 2013.  Terms for our new brokered deposit purchases in 2011 and 2012 ranged from one to ten years, with an average life between four and five years.  During 2012, approximately $40.4 million of brokered certificates of deposit matured, of which only $17.0 million was replaced (excluding the $11.0 million in additions for the municipal bond leverage strategy).

At December 31, 2012, approximately 83.9% of our deposits were generated in-market, while 16.1% were out-of-market deposits, compared to 83.0% of in-market deposits in 2011 and 17.0% out-of-market.  In addition to our in-market and out-of-market deposits, we also include borrowings from the FHLB and trust preferred securities in our funding base.  FHLB borrowings increased by $25.4 million from $12.0 million at December 31, 2011 to $37.4 million at December 31, 2012.

We expect limited growth in the loan portfolio through 2013. Funding for the loan portfolio will continue to come from in-market sources through the marketing of products and the development of branch locations. We will also continue to develop wholesale and out-of-market deposits and borrowing capacities and use them to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased) along with borrowings from the Federal Reserve discount window, but had no borrowings of these types at December 31, 2012 and 2011. Additional capacity to borrow overnight in the form of unused secured lines of commitment from correspondent banks totaled $16.7 million at December 31, 2012 and $20.2 million at December 31, 2011. We also had additional capacity to borrow overnight in the form of unsecured lines of commitment from correspondent banks of $11.7 million from correspondent banks at December 31, 2012.  The unused line at the discount window totaled $4.0 million at December 31, 2012 and December 31, 2011.  We view this type of funding as a secondary and temporary source of funds.

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

The following tables represent our contractual obligations and commitments at December 31, 2012.

Contractual Obligations
at December 31, 2012	Payments Due by Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Federal Home Loan Bank Line of Credit	$9,094	$-	$-	$-	$9,094
Federal Home Loan Bank advances	24,800	-	3,500	-	28,300
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	703	1,201	1,201	601	3,706
Certificates of Deposit	45,885	23,690	21,470	30,605	121,650
Total contractual cash obligations	$80,482	$24,891	$26,171	$48,733	$180,277

Commitments
at December 31, 2012	Amount of Commitment Expirations Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of credit / loan commitments	$46,418	$21,348	$1,877	$29,479	$99,122
Residential real estate	5,346	-	-	-	5,346
Standby letters of credit	7,315	582	-	-	7,897
Total commitments	$59,079	$21,930	$1,877	$29,479	$112,365

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2012 and 2011, the Bank had $16.8 million and $17.0 million, respectively, in loan commitments to directors and executive officers, of which $15.5 million and $15.7 million were funded at the respective period-ends.  All such loan transactions are reviewed and evaluated in the same manner, and under the same lending standards and policies, as every other loan to a non-related person, as all such loans must be approved by the Bank’s Loan and Investment Committee and by our Board of Directors, with the related person neither in attendance nor voting.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $127,138, $120,401, and $133,839 in legal fees and related expenses to this law firm in 2012, 2011, and 2010, respectively.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  Mr. Tippmann was a director of our Company until he resigned on August 24, 2012 and is currently our second largest stockholder. The original lease was entered into in 1998 and was amended in 2001, 2004, 2006, 2009, and 2012. Each transaction was considered and approved by our Audit Committee and by a majority of the members of our Board of Directors (with Mr. Tippmann abstaining), as fair and reasonable to the Company.  Our composite rental rate and terms are market competitive. The total amount paid to Tippmann Properties for rent and maintenance was $710,394, $708,418, and $707,841 during 2012, 2011, and 2010, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011.  The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

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

Financial Condition

In 2012, we reported $5.7 million in net income compared to $6.6 million in 2011.  While net income decreased $875,370, the decrease resulted from a $3.2 million decrease in income taxes.  The difference in income taxes from 2011 to 2012 was the result of reversing the state valuation allowance in 2011.  On a pre-tax basis, the Company’s income improved by $2.3 million, which was the result of a decrease in provision expense, a decrease in noninterest expense, and an increase in noninterest income.

During 2012 and 2011, we continued to focus on improving profitability, both short-term and long-term, by improving asset quality, restructuring the balance sheet, maintaining the net interest margin, and controlling expenses.  Nonperforming asset levels continue to be higher than we would prefer, but we are seeing improvement in several lending relationships, where they have been rehabilitated and could move to a performing status sometime in the near future.  To be able to move to performing status once a loan is considered nonperforming, certain performance levels are expected and must be sustained for a period of time.  The decrease in nonperforming assets was through improvements, charge-downs or fair value adjustments, and refinancing through another institution.  Total loans decreased by $12.1 million and were offset by an increase in long-term investments by $45.8 million.  Cash and cash equivalents decreased by $48.8 million primarily due to extremely short-term deposits of approximately $48 million being placed in the Bank in December 2011.  These deposits were held in cash and cash equivalents due to the short duration established for these deposits, which were withdrawn in the first quarter of 2012, as expected.  Without these extremely short-term deposits, our total deposits would have increased by approximately $7.0 million.  While interest rates are expected to remain low, management anticipates that assets will begin to level out or slightly grow in the near future as we look to increase our earning assets, through the origination and purchasing of quality loans and investments.

Earning Assets
The Bank’s total loans declined $12.1 million, or 2.6%, during 2012. Total loans were $450.5 million at December 31, 2012 compared to $462.6 million at December 31, 2011. The loan portfolio, which equaled 71.7% and 76.2% of earning assets at December 31, 2012 and 2011, respectively, was primarily comprised of commercial and commercial real estate loans at both dates and were made to business interests generally located within the Bank’s market area. Approximately 46.5% of the loan portfolio at December 31, 2012 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.2% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate categories are represented by owner-occupied and investment real estate at $140.8 million, or 31.3% of total loans, and commercial not associated with real estate at $116.8 million, or 25.9% of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.  The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. The following table presents loans outstanding as of December 31, 2012, 2011, 2010, 2009, and 2008.

Loans Outstanding
			December 31,
($ in thousands)	2012	2011	2010	2009	2008
Commercial	$209,781	$214,207	$232,077	$251,773	$255,027
Commercial real estate	113,626	118,414	120,413	132,355	152,417
Residential real estate	83,096	81,845	80,107	86,680	98,432
Home equity	33,074	34,593	38,389	40,043	34,957
Consumer	11,395	13,768	15,986	16,649	20,330
Total loans	450,972	462,827	486,972	527,500	561,163
Net deferred loan (fees) / costs	(506)	(266)	(58)	(167)	(151)
Allowance for loan losses	(8,289)	(9,408)	(12,489)	(11,598)	(10,655)
Net loans	$442,177	$453,153	$474,425	$515,735	$550,357

The following table presents the maturity of total loans outstanding as of December 31, 2012, according to scheduled repayments of principal and also based upon re-pricing opportunities.

Maturities of Loans Outstanding
($ in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Totals
Loans - Contractual Maturity Dates:
Commercial	$90,335	$82,342	$37,104	$209,781
Commercial real estate	33,981	59,607	20,038	113,626
Residential real estate	5,551	13,491	64,054	83,096
Home equity	3,581	10,646	18,847	33,074
Consumer	3,644	7,745	6	11,395
Total loans	$137,092	$173,831	$140,049	$450,972

Loan Repricing Opportunities:
Fixed rate	$48,916	$96,666	$98,547	$244,129
Variable rate	88,176	77,165	41,502	206,843
Total loans	$137,092	$173,831	$140,049	$450,972

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectability. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watch list.” Senior management reviews this list regularly and adjusts for changing conditions. Over the past few years, we have been prudent in recognizing and reporting loans in trouble and helping them return to a performing status.    As a result of these efforts, we have been able to reduce the loans categorized as “special mention”, “substandard”, or “doubtful”.  The following table illustrates the recorded investment(1) of loans by risk category for the years ending December 31, 2012, 2011, and 2010.

	December 31,
($ in thousands)	2012	2011	2010
Special Mention	$5,506	$21,314	$27,098
Substandard	18,291	12,106	32,169
Doubtful	13,842	8,130	11,994
Total	$37,639	$41,550	$71,261
% of total loans	8.36%	8.98%	14.64%
(1) The recorded investment in loans includes accrued interest and deferred fees, less nonaccrual interest paid, and deferred costs.

Nonperforming loans at December 31, 2012 were $16.7 million, of which $15.0 million were loans placed on nonaccrual status, $109,887 of loans still accruing at 90 days or more past due, and $1.6 million of troubled debt restructured loans.  The primary reason for the increase in nonperforming loans was the addition of four commercial loan relationships in the amount of $6.3 million, of which all four were previously on the Company’s watch list at December 31, 2011.  While nonperforming loans increased in 2012, the increase was the result of loans previously on the watch list migrating downward to nonperforming status.  The watch list decreased in 2012 as a result of the management’s focus on improving asset quality and profitability.  The reduction in the watch list was the result of loan sales, charge-offs, upgrades in rating, and refinancing through another institution.  Total impaired loans were $18.2 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $2.7 million.

In the nonaccrual category, the increase of $6.3 million was the result of the addition of two commercial real estate relationships ($4.7 million), two commercial loan relationships ($1.8 million), and one residential real estate relationship ($1.2 million). The two commercial real estate relationships added to nonaccrual were previously reported as accruing nonperforming troubled debt restructures have recognized $1.1 million of charge-offs, causing a decrease in their carrying value to a total of $738,803 at December 31, 2012.  The one residential real estate loan relationship was previously reported in the 90 days past due and accruing category in the amount of $1.2 million at December 31, 2011 and has recognized a charge-off of $137,000 in 2012.  Additionally, the two commercial loan relationships added to nonaccrual were reported in the special mention category of our watch list at December 31, 2011.

The loans past 90 days and still accruing category has been reduced by $1.9 million from 2011 as a result of the one residential real estate loan mentioned above in the amount of $1.2 million moving to nonaccrual and two commercial real estate loan relationships totaling $429,893 moving to nonaccrual.

The nonperforming troubled debt restructured loan category decreased by $159,500 as a result of the two commercial real estate loan relationships mentioned above that comprised the category at December 31, 2011 totaling $1.8 million moved to nonaccrual in 2012.  Once these loans move to nonaccrual, they are reported as such, even though they are still considered nonperforming troubled debt restructured loans.  Offsetting the decrease was the addition of two commercial loan relationships totaling $1.6 million, which were previously reported in the substandard category of our watch list at December 31, 2011.

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

Nonperforming assets
		at December 31,
	2012	2011	2010	2009	2008
Loans past due over 90 days still accruing	$109,888	$2,007,098	$2,688,135	$561,136	$1,019,857
Troubled debt restructured loans	1,645,224	1,804,724	7,501,958	1,915,127	327,967
Nonaccrual loans	14,967,886	8,682,161	12,939,331	13,466,165	15,675,334
Total nonperforming loans	16,722,998	12,493,983	23,129,424	15,942,428	17,023,158
Other real estate owned	1,908,010	3,129,231	4,284,263	4,634,089	2,660,310
Other Impaired Assets	129,853	-	-	-	-
Impaired securities	-	331,464	421,529	478,665	230,900
Total nonperforming assets	$18,760,861	$15,954,678	$27,835,216	$21,055,182	$19,914,368

Total impaired loans were $18.2 million, which included most of the nonperforming loans plus loans deemed impaired and still accruing of $2.7 million. Impaired loans, with specific loss allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $11.7 million, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $1.2 million for the period ending December 31, 2012.  This compares to a carrying value of $10.8 million and a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $3.1 million for the period ending December 31, 2011.  The decrease in the valuation allowance from 2011 to 2012 was primarily due to charging down two impaired commercial real estate relationships, one impaired jumbo residential and home equity relationship, and one commercial relationship with a carrying value of $5.6 million and a valuation allowance of $2.2 million, or 73.3% of the total valuation allowance on all impaired loans at December 31, 2011.  Impaired loans with a carrying amount totaling $3.3 million, with valuation allowance of $544,000, at December 31, 2012 were excluded from the chart above as these were measured using the present value of expected future cash flows, which is not considered fair value and resulted in additional provision expense of $544,000.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value.  At December 31, 2012 the carrying value was $1.5 million, with no valuation allowance, resulting in additional OREO expense of $507,170 in 2012. This compares to a carrying value of $2.5 million, with no valuation allowance, at December 31, 2011, resulting in expense of $673,045 for 2011.  The remaining properties in the other real estate owned have either been recently added, at fair value, to the category or were valued more than 12 months ago.

During 2012, the Bank recorded $3.6 million in net charged-off loans compared to $7.3 million in 2011 and $3.9 million in 2010.  The net charge-offs to total average loans was 0.78%, 1.51%, and 0.76% in 2012, 2011, and 2010, respectively. In 2012, three commercial relationships, three commercial real estate relationships, and one residential real estate relationship made up 79.3% of total charge-offs.  Specific reserves on these relationships at December 31, 2011 totaled $2.3 million.  Of the charge-offs recorded in 2011, five commercial real estate loans made up $6.0 million, or 73.1%, of total charge-offs and five commercial loans made up $1.9 million, or 23.0%, of total charge-offs.  Offsetting the charge-offs was a recovery on a commercial unsecured loan in the amount of $540,000 in 2011.  The remaining net charge-offs were less than $100,000 each.  Of the loans charged-off in 2010, $2.7 million came from 5 commercial loans and one commercial real estate loan that had been either partially or fully reserved previously.  There was one residential real estate loan from a pool of loans purchased in 2007 from Countrywide, now serviced by Bank of America, that had a $283,351 charge-off, but only had a small reserve based on ASC 450-2 guidelines.  The remaining net charge-offs were less than $500,000 each.  Offsetting the charge-offs were $634,993 of recoveries, which included a recovery of $200,000 on one commercial loan relationship that was charged off earlier in the year.

Activity in the allowance for loan losses during 2012, 2011, 2010, 2009, and 2008 was as follows:

	2012	2011	2010	2009	2008

Beginning balance, January 1	$9,408,013	$12,489,400	$11,598,389	$10,654,879	$8,208,162
Provision charged to operating expense	2,493,000	4,220,000	4,745,000	10,735,000	4,399,000
Charge-offs:
Commercial	(825,883)	(1,751,096)	(3,457,564)	(6,279,849)	(1,148,617)
Commercial real estate	(2,334,496)	(6,398,449)	(547,808)	(3,814,068)	(1,920,176)
Residential real estate	(287,093)	(7,033)	(293,785)	(133,850)	(55,219)
Home equity	(406,156)	(65,739)	(138,471)	(75,823)	(82,536)
Consumer	(66,413)	-	(51,354)	(18,127)	(289,664)
Total Charge-offs	(3,920,041)	(8,222,317)	(4,488,982)	(10,321,717)	(3,496,212)
Recoveries:
Commercial	243,353	803,050	538,158	449,904	567,420
Commercial real estate	29,073	80,188	74,867	36,015	846,700
Residential real estate	-	-	-	2,231	112,961
Home equity	33,526	26,412	21,348	31,965	8,940
Consumer	1,720	11,280	620	10,112	7,908
Total Recoveries	307,672	920,930	634,993	530,227	1,543,929
Total Net Charge-offs	(3,612,369)	(7,301,387)	(3,853,989)	(9,791,490)	(1,952,283)

Ending balance, December 31	$8,288,644	$9,408,013	$12,489,400	$11,598,389	$10,654,879

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

($ in thousands)
Loan Type	Dec 31, 2012 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2011 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2010 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2009 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2008 Alloc.	Loan Type As a % of Total Loans
Commercial	$4,138	49.9%	$3,963	42.1%	$5,791	46.4%	$6,733	58.1%	$4,942	46.4%
Commercial real estate	3,634	43.9%	4,706	50.0%	6,183	49.5%	4,336	37.4%	5,276	49.5%
Residential real estate	192	2.3%	581	6.2%	387	3.1%	168	1.4%	136	1.3%
Home equity	209	2.5%	77	0.8%	77	0.6%	205	1.8%	110	1.0%
Consumer	27	0.3%	19	0.2%	29	0.2%	104	0.9%	134	1.3%
Unallocated	89	1.1%	62	0.7%	22	0.2%	52	0.4%	57	0.5%

Total allowance for loan losses	$8,289	100.0%	$9,408	100.0%	$12,489	100.0%	$11,598	100.0%	$10,655	100.0%

Although, at the time each evaluation is made, we consider the aggregate allowance for loan losses to be adequate to absorb losses that we expect to be incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance, as has occurred in recent years. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $3.9 million of charge-offs and $307,672 of recoveries in 2012.  We experienced $8.2 million of charge-offs and $920,930 of recoveries during 2011 and $4.5 million of charge-offs and $634,993 of recoveries during 2010.

Total Securities Portfolio	December 31,
($ in thousands)	2012 Fair Value	2011 Fair Value	2010 Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$-	$616	$4,173
Obligations of states and political subdivisions	93,120	59,474	45,759
Mortgage-backed securites (residential)	80,361	62,851	55,489
Mortgage-backed securites (commercial)	-	5,679	4,683
Collateralized debt obligations	-	-	5
Equity securities	903	-	-

Total available-for-sale securities	$174,384	$128,620	$110,109

Securities at fair value increased during 2012, and totaled $174.4 million at December 31, 2012 compared to $128.6 million at December 31, 2011 and $110.1 million at December 31, 2010.  We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management.  During 2011 and 2012, the size of the portfolio increased by approximately 16.8% and 35.6%, respectively, to focus on improving liquidity, flexibility, and profitability.  The portfolio will continue to include some short-term liquid holdings from time to time based on liquidity needs. During the fourth quarter of 2012, we implemented a municipal bond leverage strategy that match-funds $25.0 million in investments with $25.0 million of brokered deposits.  At December 31, 2012, the $25.0 million of investments was complete and was funded with new brokered deposits of approximately $11 million.  The remaining funding for the investment purchases will be completed in early 2013.  Since the inception of the Company, all securities have been designated as “available-for-sale” and “held-to-maturity” as defined by accounting standards.  Securities designated as available-for-sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity. Securities designated as held-to-maturity, if any, are stated at cost.  A net unrealized gain on this portfolio was recorded at December 31, 2012 in the amount of $5.5 million compared to net unrealized gains on the portfolio in the amount of $5.1 and $1.6 million recorded at December 31, 2011 and December 31, 2010, respectively.  The table above presents the total securities portfolio as of December 31, 2012, 2011, and 2010. During 2012, we sold $5.3 million of available-for-sale securities at a net gain from sales of $149,098. During 2011, we sold $13.5 million of available-for-sale securities at a net gain of $776,753.  During 2010, we sold $9.2 million of available-for-sale and held-to-maturity securities and recorded $1.1 million gain from sales.

Trust Preferred Securities: At December 31, 2011, the Company owned a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This was the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At December 31, 2011, the book and fair values of the security were written down to $0.  The security was sold during the fourth quarter of 2012 for $110,000.  Prior to being sold, this security was deemed other-than-temporarily-impaired requiring us to record total credit impairment of $961,342.  An OTTI charge of $0, $110,000, and $121,342 was recorded for the years ending December 31, 2012, 2011, and 2010, respectively.

Private Label Collateralized Mortgage Obligation:  At December 31, 2011, the Company owned a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.  During the fourth quarter of 2012, the security was sold at a loss of $28k.  Prior to being sold, it was determined that this Private Label CMO was other-than-temporarily-impaired requiring us to record total credit impairment of $97,464.  An OTTI charge of $688, $39,045, and $36,961was recorded for the years ending December 31, 2012, 2011, and 2010, respectively.  The security was sold at a loss of $28,322 during the year ending December 31, 2012.

Short-term Investments and Fed Funds Sold
Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded a decrease of $3.7 million during 2012, were $3.3 million and $7.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, these short-term assets were approximately 0.5% and 1.1% of earning assets.

Source of Funds
Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties). We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $561.0 million at December 31, 2012 and $602.0 million at December 31, 2011, a decrease of $41.0 million, or 6.8%.  At December 31, 2010 total deposits were $576.4 million.

Noninterest-bearing deposits totaled $108.1 million at December 31, 2012, a $61.6 million, or 36.3%, decrease from $169.8 million at December 31, 2011. At December 31, 2012, noninterest-bearing deposits were approximately 19.3% of total deposits, a decrease from the 2011 level of 28.2%.  Of the $61.6 million decrease, we can attribute approximately $48 million to two customers’ deposits that were placed into noninterest-bearing checking accounts at the Bank for short-term purposes in December of 2011. These two deposits were withdrawn from the Bank during the first quarter of 2012 when a more suitable, permanent option was determined. Additionally, approximately $28 million was transferred to a new interest-bearing checking account for commercial customers during the first quarter of 2012.  Noninterest-bearing deposits at December 31, 2012 were comprised of $96.7 million in business checking accounts, $172,235 in public funds, and $11.3 million in consumer accounts.

Interest-bearing deposits increased by $20.6 million, or 4.8%, during 2012 and ended at $452.9 million compared to $432.3 million at December 31, 2011.  As mentioned above, approximately $28 million of the increase in this category was due to the transfer of funds to a new interest-bearing checking product from noninterest-bearing checking accounts. Interest-bearing deposits at December 31, 2012 were comprised of approximately 29.2% in money market accounts, 43.9% in interest-bearing checking and savings accounts, and 26.9% in certificates of deposit. The December 31, 2012 percentages reflect a modest change in the deposit mix from 2011, when the percentages were 32.4%, 31.8%, and 35.8%, respectively.

Interest-bearing checking accounts reported a $55.2 million increase from 2011 primarily due to the increase in health savings accounts and the transfer of funds from noninterest-bearing to a new interest-bearing checking account for commercial customers.  Health savings accounts continue to be a high growth, low cost product for us which is reflected by increases in balances of $15.1 million from 2010 to 2011 and $14.2 million from 2011 to 2012.  In 2012, we increased the number of active health savings accounts from just over 43,000 at December 31, 2011 to slightly over 51,000 at December 31, 2012.  Additionally, we expect to receive another large deposit of approximately $23 million in January 2013 into these accounts when our customers typically make their employer contributions, as we have witnessed over the last several years.  Other categories reporting declines in balances during the year include in-market CD’s of $20.9 million and money market accounts of $7.7 million.

Throughout 2011 and 2012, we decreased our interest rates on several products to reduce our cost of funds, encourage the retention of “true” customers, and shift our mix from certificates of deposit to lower cost products.  This increase in low cost funding allowed us to reduce the amount of brokered deposits outstanding from $102.6 million at December 31, 2011 to $90.2 million.  Of the $12.4 million decrease in brokered deposits, $9.8 million were called prior to maturity with a weighted average rate of 2.59%.  While we accelerated the amortization of the brokered deposit fees causing net additional interest expense of approximately $70,000 in March of 2012, we have saved and will continue to save approximately $20,000 per month in interest expense going forward until this funding would need to be replaced. During the fourth quarter of 2012, we implemented a municipal bond leverage strategy that match-funds $25.0 million in investments with $25.0 million of brokered deposits.  At December 31, 2012, the $25.0 million of investments was complete and was funded with new brokered deposits of approximately $11 million.  The remaining funding for the investment purchases will be completed in early 2013.

The Company had borrowings of $37.4 million at December 31, 2012 compared to $12.0 million at December 31, 2011.  The increase was due to increasing our FHLB advances by $16.3 million and utilizing our line of credit at the FHLB in that amount of $9.1 million at December 31, 2012 to take advantage of the lower interest rates available in that funding market.  We also utilized this short-term borrowing approach to fund investment purchases, outside of the municipal bond leverage strategy, in anticipation of the annual employer and employee HSA deposit funding in January of 2013.  The current weighted average rate on the FHLB advances is 0.81% with a weighted average remaining maturity of 0.9 years.  The interest rate on the line of credit at December 31, 2012 was 0.50%.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2012 and 2011. We currently have two statutory trust subsidiaries.  TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005.   TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities became redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option.  At December 4, 2010, the interest rate on TCT2 moved to a floating rate of three month LIBOR plus 134 basis points, or 1.65% as of December 31, 2012, as we chose not redeem it at that point.  The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option.  At March 1, 2012, the interest rate on TCT3 moved to a floating rate of three month LIBOR plus 169 basis points, or 2.00% as of December 31, 2012, as we chose not redeem it at that point.

Per the debenture agreements, we have the ability to defer payment of the interest for twenty consecutive quarters.  During 2010, we sent the written notice each quarter beginning with the first quarter of 2010 to the Trustees of the Trust Preferred Securities stating that we elected to defer payment of the interest.  While no payments of interest were made in 2010 or 2011, we continued to accrue the payments for each quarter.  In June of 2012, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated securities in the amount of $2.3 million.  The Company received permission on May 11, 2012 from the Federal Reserve Bank of Chicago to make both of these payments on their respective due dates.

In 2007, our Board of Directors authorized the repurchase of up to 65,000 shares of outstanding common stock.  By December 31, 2008, all 65,000 approved shares were repurchased at an average price of $13.61 per share.  In December 2012, our Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock.  In 2012, we repurchased 141,850 shares at an average price of $12.23 per share.  As of December 31, 2012, we have repurchased a total of 206,850 shares of treasury stock at $12.66 per share.

On September 25, 2009, we sold 18,300 shares of Series A Convertible Preferred Stock in the net amount of $1.8 million. Each share was sold for $100 each and is convertible into Tower Financial Corporation common stock at a price per share of $6.02, which is a 30% premium on the common stock market price on the purchase date, September 25, 2009.  By December 31, 2011, all Series A Convertible Preferred Stock had been converted to 303,987 shares of the our common stock at a price of $6.02 per share. No dividends were paid on preferred stock in 2010 or 2011.

From April 23, 2010 until its termination on July 10, 2012, we were under a written agreement with the Federal Reserve and the IDFI (the “Written Agreement”).  As a result of the termination of the Written Agreement, the Bank was able to pay $5.7 million in dividends to the Holding Company to fund the purchase of a $1.0 million par value equity security in the amount of $902,900, to fund two quarterly dividends and one special dividend to stockholders totaling $2.9 million, and to fund the repurchase of 141,850 shares of the Company’s common stock in the amount of $1.7 million.  Prior to the third quarter of 2012, no dividend payments had been made since the first quarter of 2008.

Stockholders’ equity was $63.7 million and $62.1 million at December 31, 2012 and 2011, respectively. Affecting the increase in stockholders’ equity during 2012 was $5.7 million in net income and $281,715 in unrealized gains, net of tax, on available-for-sale securities.  Additionally, we recorded $291,810 of stock compensation expense.  Offsetting these increases were the repurchase 141,850 shares of the Company’s common stock of $1.7 million and dividends paid to stockholders in the amount of $2.9 million. See “Results of Operations.”

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

The following table describes our position as of December 31, 2012:

Rate Sensitivity Analysis
($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest-earning deposits	$3,345	$-	$-	$-	$3,345
Securities available for sale	11,825	28,371	43,949	90,238	174,383
FHLBI and FRB stock	-	-	-	3,808	3,808
Loans held for sale	4,933	-	-	-	4,933
Fixed rate loans	92,770	26,929	71,377	52,546	243,622
Variable rate loans	47,632	66,790	74,939	17,482	206,843
Allowance for loan losses	-	-	-	-	(8,288)
Other assets	-	-	-	-	55,327
Total assets	$160,505	$122,090	$190,265	$164,074	$683,973
Liabilities
Interest-bearing checking	$170,047	$-	$-	$-	$170,047
Savings accounts	28,874	-	-	-	28,874
Money market accounts	120,254	-	-	-	120,254
Time deposits < $100,000	3,766	12,046	8,780	1,343	25,935
Time deposits $100,000 and over	4,503	8,322	4,378	318	17,521
Brokered deposit - money market	12,035	-	-	-	12,035
Brokered deposit - certificates of deposit	5,000	12,248	25,326	35,620	78,194
Short-term borrowings	9,094	-	-	-	9,094
FHLB advances	21,800	3,000	-	3,500	28,300
Junior subordinated debt	-	-	-	17,527	17,527
Noninterest-bearing checking	-	-	-	-	108,147
Other liabilities	-	-	-	-	4,299
Total liabilities	375,373	35,616	38,484	58,308	620,227
Stockholders' Equity	-	-	-	-	63,746
Total sources of funds	$375,373	$35,616	$38,484	$58,308	$683,973
Net asset (liability) GAP	$(214,868)	$86,474	$151,781	$105,766
Cumulative GAP	$(214,868)	$(128,394)	$23,387	$129,153
Percent of cumulative GAP to total assets	-31.4%	-18.8%	3.4%	18.9%

A second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. A simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, a model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies, among other factors. As growth has dictated, we began utilizing simulation analysis as a tool for measuring the effects of interest rate risk on the income statement at the end of 2004.

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2012. It does not provide when these items may actually re-price. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

($ in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/2012
Rate sensitive assets:
Fixed interest rate loans	$119,699	$30,312	$24,133	$16,932	$13,633	$38,913	$243,622	$251,223
Average interest rate	4.58%	5.62%	5.49%	5.41%	5.34%	3.67%	4.76%
Variable interest rate loans	114,422	48,297	16,377	10,265	6,037	11,445	206,843	206,899
Average interest rate	4.22%	4.07%	3.69%	3.78%	3.79%	3.66%	4.08%
Fixed interest rate securities	40,196	19,963	14,119	9,868	7,227	73,550	164,923	164,923
Average interest rate	2.48%	2.38%	2.54%	2.89%	3.35%	2.83%	2.70%
Variable interest rate securities	-	-	-	-	-	9,460	9,460	9,460
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.58%	2.58%
Other interest bearing assets	3,345	-	-	-	-	-	3,345	3,345
Average interest rate	1.14%	0.00%	0.00%	0.00%	0.00%	0.00%	1.14%

Rate sensitive liabilities:
Interest-bearing checking	61,006	21,467	16,907	13,436	10,712	46,519	170,047	170,047
Average interest rate	0.14%	0.08%	0.08%	0.07%	0.07%	0.06%	0.10%
Savings accounts	4,586	3,842	3,234	2,721	2,291	12,200	28,874	28,874
Average interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Money market accounts	30,654	22,637	16,754	12,431	9,248	28,530	120,254	120,254
Average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%
Time deposits	28,637	9,513	1,893	1,752	1,656	5	43,456	43,524
Average interest rate	0.43%	0.59%	1.31%	1.24%	1.00%	1.05%	0.56%
Brokered Deposits - Money Markets	12,035	-	-	-	-	-	12,035	12,035
Average interest rate	0.26%	0.00%	0.00%	0.00%	0.00%	0.00%	0.26%
Brokered Deposits - Certificates of Deposit	17,248	3,021	9,263	13,042	5,020	30,600	78,194	80,161
Average interest rate	1.12%	2.25%	2.42%	2.68%	2.06%	2.14%	2.04%
Fixed interest rate borrowings	8,000	-	-	-	3,500	-	11,500	11,370
Average interest rate	1.31%	0.00%	0.00%	0.00%	1.12%	0.00%	1.25%
Variable interest rate borrowings	25,894	-	-	-	-	17,527	43,421	30,275
Average interest rate	0.49%	0.00%	0.00%	0.00%	0.00%	2.12%	1.05%

ITEM 8.           FINANCIAL STATEMENTS

Tower Financial Corporation
Consolidated Balance Sheets
At December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$11,958,507	$60,753,268
Short-term investments and interest-earning deposits	159,866	3,260,509
Federal funds sold	2,727,928	3,258,245
Total cash and cash equivalents	14,846,301	67,272,022

Long-term interest-earning deposits	457,000	450,000
Securities available for sale, at fair value	174,383,499	128,619,951
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	4,933,299	4,930,368

Loans	450,465,610	462,561,174
Allowance for loan losses	(8,288,644)	(9,408,013)
Net loans	442,176,966	453,153,161

Premises and equipment, net	8,904,214	9,062,817
Accrued interest receivable	2,564,503	2,675,870
Bank owned life insurance (BOLI)	17,672,783	17,084,858
Other real estate owned (OREO)	1,908,010	3,129,231
Prepaid FDIC insurance	925,337	1,551,133
Other assets	11,393,469	8,944,145
Total assets	$683,973,081	$700,681,256

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$108,147,229	$169,757,998
Interest-bearing	452,860,109	432,278,838
Total deposits	561,007,338	602,036,836

Short-term borrowings	9,093,652	-
Federal Home Loan Bank (FHLB) advances	28,300,000	12,000,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	107,943	2,148,424
Other liabilities	4,191,237	4,871,924
Total liabilities	620,227,170	638,584,184

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares shares issued and outstanding at December 31, 2012 and 2011	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,941,994 and 4,918,136 issued; and 4,735,144and 4,853,136 shares outstanding at December 31, 2012 and December 31, 2011, respectively	44,834,605	44,542,795
Retained earnings	17,880,539	15,070,115
Accumulated other comprehensive income, net of tax of $1,880,433 in 2012 and $1,735,307 in 2011	3,650,253	3,368,538
Treasury stock, at cost, 206,850 and 65,000 shares at December 31, 2012 and December 31, 2011, respectively	(2,619,486)	(884,376)
Total stockholders' equity	63,745,911	62,097,072
Total liabilities and stockholders' equity	$683,973,081	$700,681,256

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Interest income:
Loans, including fees	$22,063,567	$24,828,298	$26,847,111
Securities - taxable	1,837,958	2,295,838	2,502,200
Securities - tax exempt	2,027,131	1,730,535	1,071,876
Other interest income	45,559	39,041	31,334
Total interest income	25,974,215	28,893,712	30,452,521
Interest expense:
Deposits	3,157,522	5,090,715	6,566,581
Short-term borrowings	388	638	138
FHLB advances	160,836	230,713	465,756
Junior subordinated debt	451,265	816,852	1,158,956
Total interest expense	3,770,011	6,138,918	8,191,431
Net interest income	22,204,204	22,754,794	22,261,090
Provision for loan losses	2,493,000	4,220,000	4,745,000
Net interest income after provision for loan losses	19,711,204	18,534,794	17,516,090
Noninterest income:
Trust and brokerage fees	3,828,291	3,553,965	3,604,907
Service charges	1,090,028	1,092,260	1,125,707
Mortgage banking income	1,478,486	1,026,711	720,615
Net gain on sale of securities	149,098	776,753	1,109,743
Net debit card interchange income	725,564	612,143	400,648
Earnings from BOLI	587,925	568,070	470,216
Other-than-temporary loss:
Total impairment loss	(688)	(149,045)	(158,303)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(688)	(149,045)	(158,303)
Other income	655,210	670,294	540,571
Total noninterest income	8,513,914	8,151,151	7,814,104
Noninterest expense:
Salaries and benefits	11,342,508	11,185,034	9,578,932
Occupancy and equipment	2,598,996	2,494,913	2,533,688
Marketing	483,573	431,833	423,443
Data processing	1,444,309	1,335,034	1,128,096
Loan and professional costs	1,497,000	1,612,321	1,629,582
Office supplies and postage	202,565	228,281	245,938
Courier services	232,179	224,987	221,756
Business development	522,964	464,807	406,775
Communications expense	217,901	192,520	186,164
FDIC insurance premiums	664,770	1,367,622	2,059,524
OREO, net	641,190	1,057,503	1,703,791
Other expense	1,020,558	1,023,585	1,125,007
Total noninterest expense	20,868,513	21,618,440	21,242,696
Income before income taxes	7,356,605	5,067,505	4,087,498
Income tax expense/(benefit)	1,612,439	(1,552,031)	923,727
Net income	$5,744,166	$6,619,536	$3,163,771

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income (Continued)
For the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Net income:	$5,744,166	$6,619,536	$3,163,771

Other comprehensive income net of tax:
Change in securities available-for-sale:
Unrealized holding gains(losses) on securities for which other-than-temporary impairment has been recorded	-	(35,233)	19,952
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	688	149,045	158,303
Other-than-temporary impairment on available-for-sale securities, recorded in other comprehensive income	688	113,812	178,255

Unrealized appreciation on transfers from held-to-maturity to available-for-sale securities	-	-	305,119
Unrealized holding gains on available-for-sale securities arising during the period	575,251	4,152,875	861,447
Reclassification adjustment for gains realized in income on held-to-maturity securities	-	-	(888,059)
Reclassification adjustment for gains realized in income on available-for-sale securities	(149,098)	(776,753)	(221,684)
Net unrealized gains	426,153	3,376,122	56,823
Income tax expense	145,126	1,186,577	79,926
Total other comprehensive income	281,715	2,303,357	155,152
Total comprehensive income	$6,025,881	$8,922,893	$3,318,923

Basic earnings per common share	$1.18	$1.37	$0.73
Diluted earnings per common share	$1.18	$1.36	$0.69
Average common shares outstanding	4,859,155	4,824,514	4,334,084
Average common shares and dilutive potential common shares outstanding	4,859,155	4,853,015	4,558,918

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2012, 2011, and 2010

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2010	$1,788,000	$39,835,648	$5,286,808	$910,029	$(884,376)	$46,936,109

Net income for 2010			3,163,771			3,163,771

Other Comprehensive Income, net of tax				155,152		155,152

Issuance of 458,342 common shares, net of offering expenses of $78,912		2,826,810				2,826,810

Conversion of 10,550 preferred shares into 175,249 common shares	(1,030,787)	1,030,787				-

Stock-based compensation expense		46,910				46,910

Balance, December 31, 2010	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			6,619,536			6,619,536

Other Comprehensive Income, net of tax				2,303,357		2,303,357

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Issuance of 1,000 shares of restricted stock		-				-
						-
Forfeiture of 625 shares of restricted stock		-				-

Stock-based compensation expense		45,427				45,427

Balance, December 31, 2011	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			5,744,166			5,744,166

Other Comprehensive Income, net of tax				281,715		281,715

Cash dividends paid ($0.61 per share)			(2,933,742)			(2,933,742)

Stock-based compensation expense		47,262				47,262

Issuance of 23,858 shares of common stock under incentive plans		244,548				244,548

Repurchase of 141,850 shares of common stock					(1,735,110)	(1,735,110)

Balance, December 31, 2012	$-	$44,834,605	$17,880,539	$3,650,253	$(2,619,486)	$63,745,911

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$5,744,166	$6,619,536	$3,163,771
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,133,587	1,842,943	1,655,025
Provision for loan losses	2,493,000	4,220,000	4,745,000
Stock-based compensation expense	47,262	45,427	46,910
Earnings on BOLI	(587,925)	(568,070)	(470,216)
Gain on sale of held-to-maturity (HTM) securities	-	-	(888,059)
Gain on sale of available-for-sale (AFS) securities	(149,098)	(776,753)	(221,684)
Gain on disposal of premises and equipment	4,963	3,772	678
Gain on sale of loans	(1,478,486)	(956,641)	(628,950)
Loans originated for sale	(62,831,907)	(39,424,361)	(37,255,823)
Proceeds from the sale of loans held for sale	61,338,034	43,591,506	39,585,990
Impairment on available for sale securities	688	149,045	158,303
(Gain)loss on sale of OREO	(13,376)	79,903	54,790
Write-downs of OREO	507,170	733,045	1,362,441
Change in accrued interest receivable	111,367	(283,917)	47,906
Change in other assets	(1,968,654)	(1,701,050)	3,798,823
Change in accrued interest payable	(2,040,481)	732,711	934,828
Change in other liabilities	(436,139)	871,270	365,941
Net cash from operating activities	2,874,171	15,178,366	16,455,674
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	(7,000)	546,000	(996,000)
Net change in loans	10,569,794	4,516,118	31,547,695
Purchase of securities AFS	(87,217,992)	(55,317,753)	(53,141,782)
Purchase of securities HTM	-	-	(1,721,320)
Purchase of FHLB and FRB stock	-	-	(75,000)
Sale or redemption of FHLB and FRB stock	-	267,400	250,700
Purchase of life insurance	-	(3,000,000)	-
Proceeds from maturities, calls and paydowns of securities AFS	35,306,233	26,296,331	24,724,045
Proceeds from maturities of securities HTM	-	-	802,365
Proceeds from sale of securities AFS	5,314,735	13,469,065	8,327,894
Proceeds from sale of securities HTM	-	-	900,784
Purchase of premises, equipment, and leasehold improvements	(571,218)	(1,421,108)	(1,112,834)
Proceeds on sale of OREO	829,426	2,750,820	3,950,257
Proceeds from sale of impaired loans	780,828	4,126,701	-
Net cash from(used in) investing activities	(34,995,194)	(7,766,426)	13,456,804
Cash flows from financing activities:
Net change in deposits	(41,029,498)	25,680,700	7,975,785
Gross proceeds from issuance of common stock	-	-	2,826,810
Cash dividends paid on common stock	(2,933,742)	-	-
Repurchase of common stock	(1,735,110)	-	-
Proceeds from long-term FHLB advances	3,500,000	8,000,000	-
Proceeds (repayment) from short-term FHLB advances	19,800,000	-	(27,000,000)
Repayment of long-term FHLB advances	(7,000,000)	(3,500,000)	(8,700,000)
Change in short-term borrowings	9,093,652	-	-
Net cash from(used in) financing activities	(20,304,698)	30,180,700	(24,897,405)
Net change in cash and cash equivalents	(52,425,721)	37,592,640	5,015,073
Cash and cash equivalents, beginning of year	$67,272,022	$29,679,382	$24,664,309
Cash and cash equivalents, end of year	$14,846,301	$67,272,022	$29,679,382
Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$5,810,492	$5,406,207	$7,256,603
Income taxes	1,395,000	820,000	(1,140,502)
Non-cash Items:
Transfer of loans to OREO	102,000	2,408,735	5,017,662
Transfer of securities from held-to-maturity to available-for-sale	-	-	5,470,254
Transfer of portfolio loans to (from) loans held for sale	(2,969,427)	3,000,000	-

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations, Industry Segments, and Concentrations of Credit Risk: Tower Financial Corporation (the “Corporation”, “Tower Financial”, or “Holding Company”) was incorporated on July 8, 1998. Our wholly-owned banking subsidiary, Tower Bank & Trust Company (the "Bank" or “Tower Bank”), commenced operations on February 19, 1999. Until September 30, 2011, the Bank had a wholly-owned investment subsidiary, Tower Capital Investments, that began operations on July 1, 2006.  Tower Capital Investments owned a real estate investment trust (REIT), Tower Funding Corporation, that also began operations on July 1, 2006.  Tower Capital Investments and the REIT were formed to provide additional flexibility for capital generation and tax effectiveness.  Both Tower Capital Investments, Inc. and Tower Funding Corporation were liquidated and dissolved on September 30, 2011.  The Bank has a direct wholly-owned trust company subsidiary, Tower Trust Company (the “Trust Company”), that is an Indiana Corporation formed on January 1, 2006 and was previously owned by the bank holding company until December 1, 2009.  The Trust Company provides wealth management services and was a wholly-owned subsidiary of the Corporation until December 1, 2009 when it was sold to the Bank.  Our wholly-owned, statutory trust subsidiaries, Tower Capital Trust 2 (“TCT2”) and Tower Capital Trust 3 (“TCT3”) were formed on December 5, 2005 and December 29, 2006, respectively, for the single purpose of raising Federal Reserve approved capital through the issuance of securities known as trust preferred securities.

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 18). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2012, commercial and commercial real estate loans totaled approximately 71.7% of total loans, residential real estate loans totaled approximately 18.4% and home equity and consumer loans totaled approximately 9.9%. Categories by industry of commercial and commercial real estate loans at December 31, 2012 exceeding 30% of quarter-end stockholders’ equity are as follows: building, development and general contracting - $30.0 million, or 6.7%, of total loans; wholesale and retail trade - $47.4 million, or 10.5%, of total loans; real estate (including owner-occupied and investment) - $86.6 million, or 19.2%, of total loans; health care and social assistance - $43.9 million, or 9.8%, of total loans; manufacturing - $42.8 million, or 9.5%, of total loans; and accommodation and food services - $23.6 million, or 5.2%, of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Tower Financial Corporation, Tower Bank, and Tower Trust (collectively, the “Company”).

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Allen County, Indiana.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Allen County area.  Approximately 46.5% of the loan portfolio at December 31, 2012 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 25.2% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $140.8 million, or 31.3%, of total loans, and commercial loans not associated with real estate at $116.8 million, or 25.9%, of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.

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

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs and other factors. Securities classified as available-for-sale are reported at their fair value and the related unrealized holding gain or loss is reported as other comprehensive income (loss) in stockholders’ equity, net of tax, until realized. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Premiums and discounts on securities are recognized as interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold.  Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell or more likely than not will be required to sell before its anticipated recovery.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

Allowance for Loan Losses: Our allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio at the balance sheet date. Additions to the allowance may result from recording a provision for loan losses and recoveries, while charge-offs are deducted from the allowance. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimated credit losses inherent in the loan portfolio. The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon estimates and assumptions, including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. In the limited circumstances that a loan is no longer disclosed as a troubled debt restructuring in accordance with ASC 310-40-50-2, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement in accordance with paragraphs 310-10-35-20 through 35-26 and 310-10-35-37.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not identified for impairment disclosures.  Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

Federal Home Loan and Federal Reserve Bank Stock: Federal Home Loan and Federal Reserve Bank stock are required investments for institutions that are members of the systems.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation reduction is recorded through expense. Costs after acquisition are expensed.  Foreclosed assets totaled $1.9 million and $3.1 million, at December 31, 2012 and 2011.

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

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.

Treasury Stock: Common stock shares repurchased are recorded at cost.  Cost of shares retired or reissued is determined using the first-in, first-out method.

Benefit Plans: Bonus and 401(k) plan expense is the amount contributed determined by formula. Deferred compensation plan expense and supplemental employee retirement plan expense is allocated over years of service and any related vesting periods.

Stock-based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

We are subject to U.S. federal income tax as well as income tax of the state of Indiana.  We are no longer subject to examination by taxing authorities for years before 2009.  We do not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our stockholders.  While both Tower Financial and Tower Bank currently have adequate capital to qualify as ‘well-capitalized,’ the Board of Directors passed a resolution in January of 2008, at the request of our regulators, requiring written approval be received from the Federal Reserve Board (“Federal Reserve”) before declaring or paying any corporate dividends.  The resolution was passed in recognition of the losses recorded in 2007 by Tower Bank, which reduced the overall capital levels of Tower Financial.  We obtained permission in January of 2008 from the Federal Reserve Bank and we declared and paid a quarterly dividend of $0.044 in the first quarter of 2008.  In the second quarter of 2008, we elected to forego the declaration of dividends on our common stock indefinitely. The decision was based on the desire to retain capital and hedge against challenging economic and banking industry conditions as well as to maintain Tower Bank’s current “well capitalized” status within the Federal Reserve System.  In September of 2009, we sold 18,300 shares of Series A Convertible Preferred Stock in the amount of $1.8 million.  The preferred stock paid quarterly dividends upon board approval at a rate of 5.25%.  Preferred stock dividends of $1,579 were paid in 2009 and no common stock dividends were paid in 2009.  No common or preferred stock dividends were paid in 2010. From April 23, 2010 until its termination on July 10, 2012, we were under a Written Agreement with the Federal Reserve and Indiana Department of Financial Institutions (“IDFI”), which was filed publicly on our 2011 Annual Report on Form 10-K and on our Form 8-K on May 5, 2010 and discussed in more detail in Note 15 Capital Requirements and Restrictions on Retained Earnings.  The Written Agreement states that we were not to pay dividends on or redeem any of our common or preferred stock or other capital stock, or make any payments of interest on our Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 and 2011.  In May of 2012, the Company received approval from the Federal Reserve Bank to make our Trust Preferred Debt deferred interest payments.  In June of 2012, the Corporation paid current the interest payments due on our Trust Preferred Debt, which totaled approximately $2.3 million.  On July 11, 2012, Tower Financial Corporation was informed by the Board of Governors of the Federal Reserve System that, effective July 10, 2012, it has lifted and, therefore, terminated the Written Agreement between itself, Tower Financial Corporation and Tower Bank & Trust Company.   For the year ending December 31, 2012, the Corporation’s board of directors declared and paid a total cash dividend of $0.61 per share on the Corporation’s common stock; $0.055 was paid during the third quarter and $0.555 was paid during the fourth quarter.  These cash dividends were declared and paid after the Written Agreement was lifted.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are considered participating securities for this calculation as those awards contain rights to non-forfeitable dividends.  Diluted earnings per common share includes the dilutive impact of any additional potential common shares issuable under stock options, as well as dilutive effects of stock awards and convertible preferred shares, if any.

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

Restrictions on Cash: The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank of $1.4 million and $1.3 million at December 31, 2012 and 2011, respectively. These balances do not earn interest.

Transfers Between Fair Value Hierarchy Levels: Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs), and Level 3 (significant unobservable inputs) are recognized on the period beginning date.

Reclassifications: Certain items from the prior period financial statements were reclassified to conform to the current presentation.  These reclassifications had no effect on net income.

Note 2 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends FASB ASC Topic 820, Fair Value Measurements , to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The amendments were adopted by the Company January 1, 2012 and were retroactively applied. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The main objective of this standards update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About offsetting Assets and Liabilities.  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative period presented. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Note 3 - Securities

The fair value and amortized cost of securities at December 31, 2012 and 2011 were as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of states and political subdivisions	$87,358,236	$4,249,120	$(799,855)	$90,807,501
Taxable obligations of states and political subdivisions	2,037,517	274,823	-	2,312,340
Mortgage-backed securities (residential)	75,410,166	1,672,403	(94,313)	76,988,256
Mortgage-backed securities (commercial)	3,143,993	228,509	-	3,372,502
Equity Securities	902,900	-	-	902,900
Total Securities	$168,852,812	$6,424,855	$(894,168)	$174,383,499

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. Government agency debt obligations	$612,799	$3,293	$-	$616,092
Obligations of states and political subdivisions	53,491,223	3,240,766	(1,504)	56,730,485
Taxable obligations of states and political subdivisions	2,642,204	101,563	-	2,743,767
Mortgage-backed securities (residential)	61,361,891	1,794,102	(304,703)	62,851,290
Mortgage-backed securities (commercial)	5,407,989	272,160	(1,832)	5,678,317
Total Securities	$123,516,106	$5,411,884	$(308,039)	$128,619,951

The other-than-temporary impairment recognized in accumulated comprehensive income was $0 and $160,784 for securities available for sale for December 31, 2012 and December 31, 2011, respectively.

The proceeds from sales of securities and the associated gains and losses are listed below:

	2012	2011	2010
Proceeds from available-for-sale securities	$5,314,735	$13,469,065	$8,327,894
Proceeds from held-to-maturity securities	-	-	900,784
Gross gains	195,130	776,963	1,122,669
Gross losses	46,551	-	(12,926)

The tax benefit (provision) related to these net gains and losses were $50,517, $264,167, and $377,313 for December 31, 2012, 2011, and 2010, respectively. There were also $519 of gross gains on calls of available-for-sale securities for December 31, 2012 and $210 of gross losses on calls of available-for-sale securities for December 31, 2011.

During 2010, we did some due diligence on the value of certain held-to-maturity securities owned by the Holding Company as alternative investments with a cost basis of approximately $25,000 and a par value of $4.9 million.  We received a quote of $900,784 for the fair value, which created a gain on sale of $888,059. While we had no intention of selling these investments prior to their scheduled maturity, we decided that it was to the Company’s benefit to liquidate these investments.  By selling these securities, approximately $900,000 of liquidity and $890,000 of capital was generated at the Holding Company.  After the sale, we transferred the remaining portfolio of all held-to-maturity securities with an amortized cost of $5.5 million categorized as held-to-maturity to available-for-sale at the Holding Company and all of its subsidiaries.  As of the date of transfer, these securities had a fair value of $5.7 million, unrealized gains of $305,119, and had increased other comprehensive income by $201,379.

The fair values and amortized costs of debt securities available for sale at December 31, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities and equity securities are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2012
	Amortized Cost	Fair Value
Available-for-sale securities:

Mortgage-backed securities:
Mortgage-backed securities (residential)	$75,410,166	$76,988,256
Mortgage-backed securities (commercial)	3,143,993	3,372,502
	$78,554,159	$80,360,758

Obligations of state and political subdivisions:
Due in one year or less	$1,605,182	$1,636,783
Due after one to five years	5,329,876	5,483,599
Due after five to ten years	17,512,040	19,046,647
Due after ten years	62,911,138	64,640,472
Total Obligations of state and political subdivisions	$87,358,236	$90,807,501

Taxable obligations of state and political subdivisions:
Due after ten years	2,037,517	2,312,340
Total Obligations of state and political subdivisions	$2,037,517	$2,312,340

Equity Securities
Equity Securities	$902,900	$902,900

	12/31/2011
	Amortized Cost	Fair Value
Available-for-sale securities:
Agencies:
Due after five to ten years	$612,799	$616,092
Total Agencies	$612,799	$616,092

Mortgage-backed securities:
Mortgage-backed securities (residential)	$61,361,891	$62,851,290
Mortgage-backed securities (commercial)	5,407,989	5,678,317
	$66,769,880	$68,529,607

Obligations of state and political subdivisions:
Due in one year or less	$225,131	$227,423
Due after one to five years	3,341,459	3,434,731
Due after five to ten years	14,648,561	15,739,595
Due after ten years	35,276,072	37,328,736
Total Obligations of state and political subdivisions	$53,491,223	$56,730,485

Taxable obligations of state and political subdivisions:
Due after one to five years	600,463	606,407
Due after ten years	2,041,741	2,137,360
Total Obligations of state and political subdivisions	$2,642,204	$2,743,767

Securities with a carrying value of $15.5 million and $20.8 million were pledged to secure borrowings from the FHLB at December 31, 2012 and December 31, 2011 respectively.   Securities with a carrying value of $2.6 million and $1.8 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at December 31, 2012 and December 31, 2011, respectively.  At December 31, 2012, securities with a carrying value of $8.8 million were pledged at correspondent banks, including Wells Fargo and Zions Bank, to secure federal funds lines of credit.  At December 31, 2011, securities with a carrying value of $23.3 million were pledged at correspondent banks, including Wells Fargo, First Tennessee, First Merchants, Pacific Coast Bankers Bank, and Zions Bank, to secure federal funds lines of credit.  At December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year end 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	32,905,101	(799,855)	-	-	32,905,101	(799,855)
Taxable obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	17,371,951	(93,312)	1,142,901	(1,001)	18,514,852	(94,313)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Total available-for-sale securities	$50,277,052	$(893,167)	$1,142,901	$(1,001)	$51,419,953	$(894,168)

Securities with unrealized losses at year end 2011 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	253,983	(1,504)	253,983	(1,504)
Taxable obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	13,167,811	(133,590)	1,052,460	(171,113)	14,220,271	(304,703)
Mortgage-backed securities (commercial)	1,052,560	(1,832)	-	-	1,052,560	(1,832)
Collateralized debt obligations	-	-	-	-	-	-
Total available-for-sale securities	$14,220,371	$(135,422)	$1,306,443	$(172,617)	$15,526,814	$(308,039)

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

When other-than-temporary impairment occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of December 31, 2012, Tower Financial Corporation’s security portfolio consisted of 260 securities, 43 of which were in an unrealized loss position. As of December 31, 2011, our security portfolio consisted of 231 securities, 17 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of state and political subdivisions and mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At December 31, 2012, approximately 85% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

As of December 31, 2012, we held $11.8 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Obligations of State and Political Subdivisions
At December 31, 2012, substantially all obligations of states and political subdivisions are credit rated above A.  The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment.  Management does not consider the temporary impairment of the securities to be severe due to the high credit quality of the underlying municipalities.

Trust Preferred Securities: At December 31, 2011, the Company owned a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase.  This was the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation.  At December 31, 2011, the book and fair values of the security were written down to $0.  The security was sold during the fourth quarter of 2012 for $110,000.  Prior to being sold, this security was deemed other-than-temporarily-impaired requiring us to record total credit impairment of $961,342.  An OTTI charge of $0, $110,000, and $121,342 was recorded for the years ending December 31, 2012, 2011, and 2010, respectively.

Private Label Collateralized Mortgage Obligation:  At December 31, 2011, the Company owned a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security.  At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248.  During the fourth quarter of 2012, the security was sold at a loss of $28,322.  Prior to being sold, it was determined that this Private Label CMO was other-than-temporarily-impaired requiring us to record total credit impairment of $97,464.  An OTTI charge of $688, $39,045, and $36,961was recorded for the years ending December 31, 2012, 2011, and 2010, respectively.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ending December 31:

	2012	2011	2010
Beginning Balance, January 1	$1,058,118	$909,073	$750,770
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	688	149,045	158,303
Ending Balance, December 31	$1,058,806	$1,058,118	$909,073

Note 4 - Loans and Allowance for Loan Losses

Loans at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
	Balance	%	Balance	%

Commercial	$209,781,217	46.5%	$214,206,431	46.3%
Commercial real estate
Construction	31,072,771	6.9%	32,124,555	6.9%
Other	82,553,249	18.3%	86,289,841	18.7%
Residential real estate
Traditional	54,042,379	12.0%	53,985,443	11.7%
Jumbo	29,053,502	6.4%	27,859,610	6.0%
Home equity	33,073,555	7.3%	34,593,258	7.4%
Consumer	11,394,762	2.6%	13,767,906	3.0%
Total loans	450,971,435	100.0%	462,827,044	100.0%
Net deferred loan costs (fees)	(505,825)		(265,870)
Allowance for loan losses	(8,288,644)		(9,408,013)
Net loans	$442,176,966		$453,153,161

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the year ended December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision expense	757,548	1,233,125	(101,929)	505,018	72,805	26,433	2,493,000
Charge-offs	(825,883)	(2,334,496)	(287,093)	(406,156)	(66,413)	-	(3,920,041)
Recoveries	243,353	29,073	-	33,526	1,720		307,672
Ending Balance 12/31/2012	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644

For the year ended December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	(879,621)	4,840,844	200,612	39,199	(20,963)	39,929	4,220,000
Charge-offs	(1,751,096)	(6,398,449)	(7,033)	(65,739)	-	-	(8,222,317)
Recoveries	803,050	80,188	-	26,412	11,280	-	920,930
Ending Balance 12/31/2011	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013

For the year ended December 31	2010
Beginning balance 1/1	$11,598,389
Provision expense	4,745,000
Charge-offs	(4,488,982)
Recoveries	634,993
Ending Balance 12/31	$12,489,400

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the year ended December 31, 2012:
Commercial	$780,828
Commercial Real Estate	-

For the year ended December 31, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of December 31, 2012 and December 31, 2011:

December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,863,569	$2,274,727	$4,138,296
Commercial Real Estate
Construction	104,000	415,535	519,535
Other	-	3,114,115	3,114,115
Residential Real Estate
Traditional	-	124,576	124,576
Jumbo	-	66,973	66,973
Home Equity	-	209,311	209,311
Consumer	-	27,140	27,140
Unallocated	-	88,698	88,698
Total	$1,967,569	$6,321,075	$8,288,644

Loans:
Commercial	$12,011,267	$198,361,867	$210,373,134
Commercial Real Estate
Construction	3,980,626	27,003,008	30,983,634
Other	753,136	81,784,775	82,537,911
Residential Real Estate
Traditional	-	54,120,324	54,120,324
Jumbo	1,399,283	27,696,123	29,095,406
Home Equity	-	33,264,786	33,264,786
Consumer	-	11,506,816	11,506,816
Unallocated	-	-	-
Total	$18,144,312	$433,737,699	$451,882,011

December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$724,605	$3,238,673	$3,963,278
Commercial Real Estate
Construction	1,765,000	762,094	2,527,094
Other	341,000	1,837,854	2,178,854
Residential Real Estate
Traditional	-	191,662	191,662
Jumbo	290,000	98,909	388,909
Home Equity	5,000	71,923	76,923
Consumer	-	19,028	19,028
Unallocated	-	62,265	62,265
Total	$3,125,605	$6,282,408	$9,408,013

Loans:
Commercial	$8,818,710	$206,084,106	$214,902,816
Commercial Real Estate
Construction	5,742,203	26,379,914	32,122,117
Other	1,468,978	84,932,468	86,401,446
Residential Real Estate
Traditional	-	54,112,445	54,112,445
Jumbo	1,214,846	26,710,303	27,925,149
Home Equity	340,313	34,477,182	34,817,495
Consumer	-	13,972,956	13,972,956
Unallocated	-	-	-
Total	$17,585,050	$446,669,374	$464,254,424

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and December 31, 2011:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732,989	$2,473,705	$-
Commercial Real Estate
Construction	6,562,426	3,339,120	-
Other	872,074	753,136	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,930,616	1,399,283	-
Home Equity	-	-	-
Consumer	-	-	-
	12,098,105	7,965,244	-
With related allowance recorded:
Commercial	9,638,777	9,537,562	1,863,569
Commercial Real Estate
Construction	641,577	641,506	104,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	10,280,354	10,179,068	1,967,569

	$22,378,459	$18,144,312	$1,967,569

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$5,580,204	$5,485,888	$-
Commercial Real Estate
Construction	2,133,547	2,134,090	-
Other	267,610	267,509	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,981,361	7,887,487	-
With related allowance recorded:
Commercial	3,328,648	3,332,822	724,605
Commercial Real Estate
Construction	3,597,546	3,608,113	1,765,000
Other	1,198,072	1,201,469	341,000
Residential Real Estate
Traditional	-	-	-
Jumbo	1,174,022	1,214,846	290,000
Home Equity	337,833	340,313	5,000
Consumer	-	-	-
	9,636,121	9,697,563	3,125,605

	$17,617,482	$17,585,050	$3,125,605

For the tables directly above, the recorded investment in loans includes accrued interest receivable and loan origination fees, net.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for years ended December 31, 2012 and December 31, 2011:

For the year ended	December 31, 2012	December 31, 2011

Average impaired loans during the period:
Commercial	$8,829,027	$10,380,885
Commercial Real Estate
Construction	3,314,674	6,946,998
Other	2,045,886	6,394,974
Residential Real Estate
Traditional	-	-
Jumbo	1,394,301	234,804
Home Equity	229,187	67,567

Interest recognized on impaired loans:
Commercial	246,693	448,639
Commercial Real Estate
Construction	192,120	373,517
Other	83,527	228,811
Residential Real Estate
Traditional	-	-
Jumbo	7,459	20,460
Home Equity	5,699	2,499

Cash-basis interest income recognized:
Commercial	224,088	436,937
Commercial Real Estate
Construction	183,511	354,967
Other	76,647	216,200
Residential Real Estate
Traditional	-	-
Jumbo	2,333	-
Home Equity	472	2,499

For the year ended	December 31, 2010

Average impaired loans during the period	$24,344,233

Interest recognized on impaired loans	1,107,073

Cash-basis interest income recognized	1,070,328

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and December 31, 2011:

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$8,899,434	$-
Commercial Real Estate
Construction	2,789,835	-
Other	753,136	-
Residential Real Estate
Traditional	1,055,284	109,768
Jumbo	1,399,283	-
Home Equity	84,611	-
Consumer	-	2,681
Total	$14,981,583	$112,449

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,018,472	$-
Commercial Real Estate
Construction	2,134,090	285,123
Other	977,324	149,409
Residential Real Estate
Traditional	520,998	169,168
Jumbo	-	1,214,846
Home Equity	29,961	195,459
Consumer	-	41,473
Total	$8,680,845	$2,055,478

The following tables present the aging of the recorded investment in past due loans as of December 31, 2012 and December 31, 2011:

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$811,194	$298,560	$6,625,351	7,735,105	$202,638,029
Commercial Real Estate
Construction	-	1,190,791	1,203,867	2,394,658	28,588,976
Other	3,885,019	-	624,585	4,509,604	78,028,307
Residential Real Estate
Traditional	294,459	355,134	1,165,052	1,814,645	52,305,679
Jumbo	-	-	1,399,283	1,399,283	27,696,123
Home Equity	8,757	9,082	84,611	102,450	33,162,336
Consumer	122,580	30,697	2,681	155,958	11,350,858
Total	$5,122,009	$1,884,264	$11,105,430	$18,111,703	$433,770,308

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$1,633,467	$3,804,642	$2,396,430	7,834,539	$207,068,277
Commercial Real Estate
Construction	-	63,517	1,280,115	1,343,632	30,778,485
Other	-	-	1,126,733	1,126,733	85,274,713
Residential Real Estate
Traditional	519,241	81,550	690,166	1,290,957	52,821,488
Jumbo	-	-	1,214,846	1,214,846	26,710,303
Home Equity	742,025	-	225,420	967,445	33,850,050
Consumer	261,922	47,402	41,473	350,797	13,622,159
Total	$3,156,655	$3,997,111	$6,975,183	$14,128,949	$450,125,475

Troubled Debt Restructurings:

The Company has allocated $260,000 and $1.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and December 31, 2011.  The Company has committed to lend additional amounts totaling up to $0 and $51,727 as of December 31, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2012, there were four loans modified that met the definition of a troubled debt restructuring.  The modification of the terms of these loans included extending the maturity date on a commercial loan for a customer that was experiencing financial difficulty in the amount of $360,315, decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan in the amount of $1,034,993, and renewing collateral deficient commercial loans for two different customers, which totaled $1,651,493.  During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included allowing an interest only period for twelve months and/or reducing the interest rate, which totaled $2,242,770.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2012 and December 31, 2011:

	For the year ending December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	3	$2,007,343	$2,011,808
Commercial Real Estate
Construction	1	$1,034,993	$1,034,993

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

	For the year ending December 31, 2011
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

The troubled debt restructurings described above increased the allowance for loan losses by $260,000 and resulted in $30,086 of charge offs during the year ending December 31, 2012, and increased the allowance for loan losses by $1.0 million and resulted in no charge offs during the year ending December 31, 2011.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$362,623	-	$-
Commercial Real Estate:
Construction	2	354,894	2	1,321,536
Other	2	358,218	2	491,654

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In 2012, the troubled debt restructurings that subsequently defaulted described above reduced the allowance for loan losses by $1.0 million as a result of charge offs during the year ending December 31, 2012. The $1.0 million in charge offs taken during the period were reserved in full as of December 31, 2011.  Excluding the $1.0 million in charge offs and their impact to the allowance for loan losses aforementioned, the five loans included in the table above had no other impact on the allowance for loans losses and resulted in no other charge offs as of December 31, 2012.  For the year ending December 31, 2011, the trouble debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1.0 million and resulted in no charge offs.

The terms of certain other loans were modified during the year ending December 31, 2012 and 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 and 2011 of $73.7 million and $62.9 million, respectively, for the year ending. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Pass: Loans classified as pass typically have adequate credit quality and sources of repayment.  The characteristics of this loan risk classification are better than those rated special mention and typically have few loan to value exceptions.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of December 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,915,297	$1,466,775	$11,091,628	$8,899,434
Commercial Real Estate
Construction	-	24,992,377	2,010,631	1,190,791	2,789,835
Other	-	73,747,287	2,028,714	6,008,773	753,137
Residential Real Estate
Traditional	54,120,324	-	-	-	-
Jumbo	27,696,123	-	-	-	1,399,283
Home Equity	33,264,786	-	-	-	-
Consumer	11,506,816	-	-	-	-
Total	$126,588,049	$287,654,961	$5,506,120	$18,291,192	$13,841,689

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$187,479,747	$16,599,802	$5,804,795	$5,018,472
Commercial Real Estate
Construction	-	23,690,072	2,579,325	3,718,630	2,134,090
Other	-	82,262,782	2,134,424	1,026,916	977,324
Residential Real Estate
Traditional	54,112,445	-	-	-	-
Jumbo	26,710,303	-	-	1,214,846	-
Home Equity	34,477,182	-	-	340,313	-
Consumer	13,972,956	-	-	-	-
Total	$129,272,886	$293,432,601	$21,313,551	$12,105,500	$8,129,886

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of December 31, 2012 and December 31, 2011:

December 31, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,305,679	$649,593	$109,768	$1,055,284
Jumbo	27,696,123	-	-	1,399,283
Home Equity	33,162,336	17,839	-	84,611
Consumer	11,350,858	153,277	2,681	-
Total	$124,514,996	$820,709	$112,449	$2,539,178

December 31, 2011	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,821,488	$600,791	$169,168	$520,998
Jumbo	26,710,303	-	1,214,846	-
Home Equity	33,850,050	742,025	195,459	29,961
Consumer	13,622,159	309,324	41,473	-
Total	$127,004,000	$1,652,140	$1,620,946	$550,959

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

The Company uses the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and the majority of our mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which at December 31, 2012 included one equity security.  In prior periods, values classified in Level 3 included some of the Company’s mortgage-backed securities and obligations of state and political subdivisions.  The fair value of Level 3 securities is highly sensitive to assumption changes and market volatility due to current market conditions as well as the limited trading activity of these securities.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011.

		December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of states and political subdivisions	$-	$90,807,501	$-	$90,807,501
Taxable obligations of states and political subdivisions	-	2,312,340	-	2,312,340
Mortgage-backed securities (residential)	-	76,988,256	-	76,988,256
Mortgage-backed securities (commercial)	-	3,372,502	-	3,372,502
Equity securities	-	-	902,900	902,900
Total	$-	$173,480,599	$902,900	$174,383,499

		December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Government agency debt obligations	$-	$616,092	$-	$616,092
Obligations of states and political subdivisions	-	53,044,197	3,686,288	56,730,485
Taxable obligations of states and political subdivisions	-	2,743,767	-	2,743,767
Mortgage-backed securities (residential)	-	49,764,746	13,086,544	62,851,290
Mortgage-backed securities (commercial)	-	5,678,317	-	5,678,317
Total	$-	$111,847,119	$16,772,832	$128,619,951

Loans held for sale	$-	$4,930,368	$-	$4,930,368

The following table represents the changes in the Level 3 fair-value category for the year ended December 31, 2012 and December 31, 2011.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the years ended December 31, 2012 and December 31, 2011.

	December 31
Collateralized debt obligation	2012	2011

Beginning Balance, January 1	$-	$4,600
Net realized/unrealized gains (losses)
Included in earnings:	-	-
Interest income on securities	-	-
Credit loss recognized in earnings	-	(110,000)
Included in other comprehensive income	-	105,400
Transfers in (out) of Level 3	-	-
Ending Balance, December 31	$-	$-

	December 31
Mortgage-backed securities (residential)	2012	2011

Beginning Balance, January 1	$13,086,544	$8,391,642
Principal paydowns	(923,791)	(2,010,236)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(23,858)	13,914
Credit loss recognized in earnings	(688)	(39,045)
Included in other comprehensive income	231,649	54,747
Purchases of Level 3 securities	-	1,866,428
Sale of Level 3 securities	(426,824)	-
Transfers in (out) of Level 3	(11,943,032)	4,809,094
Ending Balance, December 31	$-	$13,086,544

	December 31
Obligations of state and politicial subdivisions	2012	2011

Beginning Balance, January 1	$3,686,288	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	(42)	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	(5,581)	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	(3,680,665)	3,686,288
Ending Balance, December 31	$-	$3,686,288

	December 31
Equity securities	2012	2011

Beginning Balance, January 1	$-	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	902,900	-
Transfers in (out) of Level 3	-	-
Ending Balance, December 31	$902,900	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31 for Level 3 assets that are still held at December 31.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Collateralized debt obligation	2012	2011	2010
Impairment recognized in earnings	-	110,000	121,342

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Mortgage-backed securities (residential)	2012	2011	2010
Impairment recognized in earnings	-	39,045	36,961

Transfers between Levels

Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows for the year ending December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from level:
Mortgage-backed securities (residential)	$-	$-	$(11,943,032)	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	-	(3,680,665)	Increased market activity removed need for significant unobservable inputs

Total transfers from level	$-	$-	$(15,623,697)

Transfers to level:
Mortgage-backed securities (residential)	$-	$11,943,032	$-	Increased market activity removed need for significant unobservable inputs

Obligations of states and political subdivisions	-	3,680,665	-	Increased market activity removed need for significant unobservable inputs

Total transfers to level	$-	$15,623,697	$-

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$902,900	Market comparable securities	Comparability adjustments	Not available

Other real estate owned	1,415,565	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	13,041,505	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Security: The significant unobservable inputs used in the fair value measurement of the Company’s equity security are based on third party indicative bid prices.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$6,491,503	$6,491,503
Commercial Real Estate
Construction			1,985,598	1,985,598
Other			368,662	368,662
Residential Real Estate
Traditional			-	-
Jumbo			1,399,283	1,399,283
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			1,093,265	1,093,265
Other			226,000	226,000
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$2,616,202	$2,616,202
Commercial Real Estate
Construction			2,982,632	2,982,632
Other			857,072	857,072
Residential Real Estate
Traditional			-	-
Jumbo			884,022	884,022
Home Equity			332,833	332,833
Other real estate owned:
Commercial Real Estate
Construction			1,705,300	1,705,300
Other			428,350	428,350
Residential Real Estate
Traditional			388,420	388,420
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2012 and December 31, 2011. Only financial instruments are shown.

	Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,846,301	$14,846,301	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available for sale	174,383,499	-	173,480,599	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,933,299	-	4,933,299	-
Loans, net	442,176,966	-	-	449,833,513
Accrued interest receivable	2,564,503	-	2,564,503	-
Financial liabilities:
Deposits	(561,007,338)	-	(563,043,048)	-
Short-term borrowings	(9,093,652)	-	(9,093,652)	-
FHLB advances	(28,300,000)	-	(28,337,750)	-
Junior subordinated debt	(17,527,000)	-	-	(6,080,121)
Accrued interest payable	(107,943)	-	(107,943)	-

	Fair Value Measurements Using:
December 31, 2011	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$67,272,022	$67,272,022
Long-term interest-bearing deposits	450,000	450,000
Securities available for sale	128,619,951	128,619,951
FHLB and FRB stock	3,807,700	N/A
Loans held for sale	4,930,368	4,930,368
Loans, net	453,153,161	458,410,053
Accrued interest receivable	2,675,870	2,675,870
Financial liabilities:
Deposits	(602,036,836)	(605,724,529)
FHLB advances	(12,000,000)	(12,085,500)
Junior subordinated debt	(17,527,000)	(4,381,750)
Accrued interest payable	(2,148,424)	(2,148,424)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents: The carrying amount approximates fair value.

Long-term interest-bearing deposits: The carrying amount approximates fair value.

Securities available for sale: Estimated fair value for securities available for sale is consistent with the fair value hierarchy as described above.  For securities where quoted market prices are not available, fair values are estimated based on the fair value of similar securities and in some cases on unobservable inputs due to inactive market activity.

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

Note 6 - Premises and Equipment, net

Premises and equipment at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
Land	$3,099,490	$3,099,490
Buildings	4,904,613	4,166,024
Leashold improvements	1,355,533	1,222,795
Furniture and equipment	6,001,194	6,746,576
Construction in process*	9,509	1,025,696
Subtotal	15,370,339	16,260,581
Accumulated depreciation	(6,466,125)	(7,197,764)
Premises and equipment, net	$8,904,214	$9,062,817

*Note: As of December 31, 2011, construction in process included costs incurred in building and furnishing a new branch, which replaced a branch near the same location that was leased until January 31, 2012.  Final costs were moved to their respective categories during the first quarter of 2012.

Depreciation expense for 2012, 2011, and 2010 was $724,859, $684,237, and $794,012, respectively.  Information regarding lease commitments is provided in Note 13.

Note 7 – Deposits
Deposits at December 31, 2012 and 2011 are summarized as follows:

	2012		2011
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand*	$108,147,229	19.3%	$169,757,998	28.2%
Interest-bearing checking	170,047,196	30.4%	114,864,680	19.1%
Money market	120,253,915	21.4%	127,986,494	21.3%
Savings	28,874,130	5.1%	22,397,928	3.7%
Time, under $100,000	25,934,862	4.6%	38,573,165	6.4%
Total core deposits	453,257,332	80.8%	473,580,265	78.7%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	17,521,246	3.1%	25,828,697	4.3%
Out-of-market non-core deposits:
Brokered money market deposits	12,035,072	2.1%	12,032,097	2.0%
Brokered certificate of deposits	78,193,688	14.0%	90,595,777	15.0%
Total out-of-market deposits	90,228,760	16.1%	102,627,874	17.0%
Total non-core deposits	107,750,006	19.2%	128,456,571	21.3%

Total deposits	$561,007,338	100.0%	$602,036,836	100.0%

*Note: At December 31, 2011 approximately $48 million of noninterest-bearing deposits were held on a temporary basis and, as expected, left the Bank by the end of January 2012.

The following table shows the maturity distribution for certificates of deposit at December 31,2012.

2013	$45,885,503
2014	12,534,199
2015	11,155,551
2016	14,794,214
2017	6,675,608
Thereafter	30,604,721

Total	$121,649,796

Note 8 - Federal Home Loan Bank Advances

At December 31, 2012 and 2011, advances from the Federal Home Loan Bank ("FHLB") were:

	2012	2011

3.55% bullet advance, principal due at maturity March 26, 2012	$-	$2,000,000
0.31% bullet advance, principal due at maturity May 21, 2012	-	5,000,000
0.46% bullet advance, principal due at maturity February 15, 2013	3,000,000	-
3.81% bullet advance, principal due at maturity March 26, 2013	2,000,000	2,000,000
0.49% variable rate advance, principal due at maturity June 12, 2013	3,300,000	-
0.49% variable rate advance, principal due at maturity June 17, 2013	7,000,000	-
0.49% variable rate advance, principal due at maturity June 25, 2013	3,000,000	-
0.50% variable rate advance, principal due at maturity July 1, 2013	3,500,000	-
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	-
Total Federal Home Loan Bank advances	$28,300,000	$12,000,000

At December 31, 2012, four FHLB advances in the amount of $16.8 million have variable rates and can be repaid anytime at the Company’s discretion before their contractual maturities.  The remaining four FHLB advances totaling $11.5 million have fixed rates with no callable options at December 31, 2012.  At December 31, 2011 all FHLB advances had fixed rates with no callable options.

At December 31, 2012 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2013	$24,800,000
2014	-
2015	-
2016	-
2017	3,500,000
$28,300,000

At December 31, 2012, in addition to FHLB stock, we pledged securities held by the FHLB totaling $15.5 million and have pledged loans totaling approximately $40.4 million that are being safe kept at US Bank as "specific" collateral to secure advances outstanding at FHLB of Indianapolis. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2012 totaling $159,866.

Note 9 - Junior Subordinated Debentures and Trust Preferred Securities

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate went floating based on the three-month Libor plus 1.34% beginning December 5, 2010. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. While subject to receiving approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities were redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option. As of December 31, 2012, we have chosen not to redeem the debt due to the low rate of interest we are paying on this debt of LIBOR plus 1.34%.  As of December 31, 2012, the rate was 1.70%. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

On December 29, 2006, TCT3 sold 9,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.69%. The initial rate was fixed at 6.56% for the first five years, at which the rate went floating based on the three-month Libor plus 1.69% beginning March 1, 2012. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $9,279,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT3 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is March 1, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities were redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. As of December 31, 2012, we have chosen not to redeem the debt due to the low rate of interest we are paying on this debt of LIBOR plus 1.69%. As of December 31, 2012 the rate was 2.00%.  We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.   The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

From April 23, 2010 until its termination on July 10, 2012, we were under a written agreement with the Federal Reserve and the IDFI (the “Written Agreement”). The Written Agreement stated that we were not to make any payments of interest on the Company’s Trust Preferred Debt, without written approval from the Federal Reserve.  In response to these requirements, no Trust Preferred Debt interest payments were made in 2010 and 2011.  In May of 2012, the Company received written approval from the Federal Reserve to make the current and accumulated interest payments on the Trust Preferred Debt, which totaled approximately $2.3 million.  After the Written Agreement was formally lifted, the Company elected to discontinue deferring the interest payments on the Trust Preferred Securities.  The total interest payments made on the Trust Preferred Debt during 2012 were approximately $2.5 million.

Note 10 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31are as follows:

		2012	2011	2010

Federal	- current	$922,838	$445,354	$1,672,751
	- deferred	227,044	510,333	(790,280)
State	- current	(18,894)	-	-
	- deferred	856,781	26,274	(103,927)
Change in valuation allowance related to realization of net state deferred tax assets		-	(2,619,866)	103,927
Change in valuation allowance related to realization of security impairments		(375,330)	85,874	41,256

Total income taxes expense		$1,612,439	$(1,552,031)	$923,727

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2012	2011	2010

Statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal income tax effect	4.1%	0.1%	0.0%
Tax exempt interest	(8.9)%	(11.6)%	(9.0)%
Earnings on life insurance	(2.7)%	(3.8)%	(3.9)%
State tax valuation allowance	(0.0)%	(50.5)%	0.0%
Other	(4.6)%	1.2%	1.5%

Effective tax rate	21.9%	(30.6%)	22.6%

The net deferred tax asset (included in other assets) included the following amounts of deferred tax assets and liabilities at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Provision for loan losses	$3,426,223	$3,673,101
State net operating loss and credit carryforward	2,015,550	1,769,170
Alternative minimum tax credit	606,193	36,380
Deferred compensation	664,818	670,549
Accrued director's dees	-	292,753
Net deferred loan costs	209,090	103,802
Depreciation	70,788	68,630
Other real estate owned	1,192,029	1,077,281
Security impairments	-	413,114
Nonaccrual loan interest income	-	139,850
Other	339,769	146,952
Total deferred tax assets	8,524,460	8,391,582

Deferred tax liabilities:
Depreciation	-	-
State Tax	(1,148,713)	-
Prepaid expenses	(200,945)	(142,816)
Net unrealized appreciation on securities available for sale	(1,880,433)	(1,735,307)
Other	(24,506)	(32,507)
Total deferred tax liabilities	(3,254,597)	(1,910,630)
Net deferred tax asset before asset valuation	5,269,863	6,480,952
Valuation allowance for deferred tax assets	-	(375,330)

Net deferred tax asset	$5,269,863	$6,105,622

Realization of deferred tax assets associated with the net operating loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration.

In evaluating the federal deferred tax asset, we have come to the conclusion that it is more likely than not going to be realized.  The most important test when evaluating impairment is based on whether or not there is a cumulative net loss over the last three years.  As of December 31, 2012 and 2011, we no longer had a cumulative net loss position over the last three years.  At December31, 2011, we recorded a valuation allowance of $375,330 for federal and state tax on a capital loss from an other-than-temporary impairment charge on the trust preferred security previously held at our investment subsidiary.  This valuation allowance was reversed in the fourth quarter of 2012 as a result of the sale of the security.

We previously determined that the state deferred tax asset was more likely than not unrealizable and recorded a valuation allowance against it.  This decision was made primarily due to owning a REIT which generated a substantial state net operating loss and we thought it was more likely than not that we would not be able to realize the benefit of the state net operating loss before it expires.  In 2011, due to our improvement in earnings and the liquidation of our REIT, we reversed the valuation allowance on our state deferred tax asset for both the book to tax timing differences and the state net operating losses.  As a result of three consecutive years of earnings and our expected future earnings, we continue to believe that it was more likely than not that we will be able to realize our state deferred tax asset.  We have an Indiana net operating loss carry forward of approximately $26.4 million which will start to expire in 2022 if not used.  We also have an Indiana credit carry forward of $354,000 which will begin to expire in 2016.

The Company and its subsidiaries are subject to U.S. Federal income taxes as well as income tax of the state of Indiana.  The company is no longer subject to examination by taxing authorities before 2009. We had no unrecognized tax positions at December 31, 2012 and December 31, 2011.  Management does not expect unrecognized tax benefits to significantly increase in the next twelve months.

Note 11 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 49,685 remain outstanding as of December 31, 2012.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the years ended December 31, 2012 and 2011.

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

A summary of the option activity under the Plans as of December 31, 2012 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/12	59,654	$14.33	2.31	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(9,969)	13.52	-	-

Outstanding at 12/31/12	49,685	14.49	1.72	-

Vested or expected to vest at 12/31/12	49,685	14.49	1.72	-

Exercisable at 12/31/12	49,685	14.49	1.72	-

There were no options exercised in 2012, 2011, or 2010.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of December 31, 2012, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of December 31, 2012, 20,500 shares have been granted in the form of restricted stock, of which 19,125 shares have vested and 625 shares have been forfeited.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $14,624, $45,427, and $46,910 for the years ended December 31, 2012, 2011, and 2010, respectively.  Future expense related to this award will be $2,125 in 2013, $2,125 in 2014, and $1,417 in 2015.  The total fair value of shares vested during the year ended December 31, 2012 was $39,988.

A summary of the restricted stock activity as of December 31, 2012 and changes during the twelve-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/12	4,750	$9.14

Granted	-

Vested	(4,000)	9.27

Forfeited	-	-

Outstanding at 12/31/12	750	8.50

Pursuant to our 2006 Equity Incentive Plan, the Compensation Committee put in place a long term equity incentive program which incorporates a mix of stock awards and cash awards to the participants.  Refer to Note 14 for details on the program.

Note 12 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2012 and 2011, the Bank had $16.8 million and $17.0 million, respectively, in loan commitments to directors and executive officers, of which $15.5 million and $15.7 million, respectively, were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2012	2011

Beginning balance, January 1	$15,740,984	$15,259,717
New loans	3,654,984	6,394,193
Repayments	(3,246,888)	(3,044,510)
Other changes	(625,515)	(2,868,416)

Ending balance, December 31	$15,523,565	$15,740,984

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period, due to changes in related parties.

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $5.9 million and $14.5 million.

During 2012, 2011, and 2010, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s February 2007 Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr.  Mr. Tippmann was a director of our Company until he resigned on August 24, 2012 and is currently our second largest stockholder.  The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 49,365 square feet of usable office space. The lease was renegotiated in 2012 effective October 1, 2012 to increase the office spaced rented by our Company on the fifth floor by 108 square feet.  The lease term for the fifth floor has not changed and expires in December 2013.  There is also an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties for rent and maintenance was $710,394, $708,418, and $707,841 during 2012, 2011, and 2010, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011.  The lease is accounted for as an operating lease. Refer to Note 13 for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $127,138, $120,401, and $133,839 in legal fees and related expenses to this law firm in 2012, 2011, and 2010, respectively.

The relationship with Barrett & McNagny LLP was approved in advance by our Audit Committee and our full Board of Directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.

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

Fair value of the Bank’s off-balance-sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2012 and 2011, the rates on existing off-balance-sheet instruments were equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2012 and 2011 was as follows:

	2012	2011

Commitments to extend credit - Variable Rate	$94,343,912	$101,212,326
Commitments to extend credit - Fixed Rate	4,777,918	25,205,206
Commitments to extend credit - Fixed Rate Residential Real Estate	5,345,869	4,493,275
Standby letters of credit	7,896,814	9,475,203

Total	$112,364,513	$140,386,010

Management does not anticipate any significant losses as a result of these commitments.  Commitments to make loans are generally made for periods of one year or less.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2012 are as follows:

Year	Lease Commitments

2013	$702,866
2014	600,617
2015	600,617
2016	600,617
2017	600,617
2018 and beyond	600,617

$3,705,951

The lease expense paid for operating leases for the facilities leased was $711,106, $752,676, and $775,238 for 2012, 2011, and 2010, respectively.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 14 - Benefit Plans

Profit Sharing Plan: We maintain a profit sharing plan covering substantially all employees. Payments to be made under the plan, if at all, are determined by our Compensation Committee.  Awards may be based on a formula approved by our Board of Directors, our results of operations, individual performance measures and/or may be discretionary.  As of December 31, 2012 and 2011, management had accrued a liability for this plan of approximately $930,000 and $697,500, respectively, which is included in other liabilities in the consolidated balance sheets.  The expense incurred during 2012, 2011, and 2010 was $865,000, $697,500, and $594,352, respectively.

Long-term Incentive Program: Pursuant to our 2006 Equity Incentive Plan, the Compensation Committee put in place a long term equity incentive program which incorporates a mix of stock awards and cash awards to the participants.  The Compensation Committee allocated a total of 35,000 shares of stock and $275,000 of cash awards to this program.  There were 19 participants in this program including the entire senior management team and several other key personnel. The purpose behind this program was to integrate equity compensation into the total compensation packages of key officers with attainable yet long term fixed time horizons which in turn would incentivize continued earnings growth.

 The program equity and cash awards are made based on a two-step process.  The steps are as follows:

•	Step 1 Shares/Cash – Trust Co. Participants: Earned when the Trust Company has reached $875,000 of net income for the reporting year. Must be attained by 12/31/2012.

•	Step 1 Shares/Cash – Bank Participants: Earned when Tower Financial Corporation has reached $4.0 million of net income for the reporting year. Must be attained by 12/31/2012.

•	Step 2 Shares/Cash – All Participants: Earned when Tower Financial Corporation has reached $5.0 million of net income for the reporting year. Must be attained by 12/31/2013.

As of December 31, 2011, Steps 1 and 2 requirements for the Bank participants and Step 2 requirements for the Trust Company participants were met.  Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards.  The potential awards associated with Step 1 for the Trust Company participants are no longer attainable, as the Trust Company did not achieve the targets specified in Step 1 by the end of fiscal year 2012.  There were 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust Company participant plan, which will not be utilized now that the time frame to achieve Step 1 has expired.  The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust Company participants have been achieved.  Per the terms of the Plan, the awards could not be paid out until we were released from our formal Written Agreement with the Federal Reserve, which occurred July 10, 2012.  As a result, the compensation cost was charged against income to accrue for the granting of these unrestricted shares and cash payments creating an accrual in the amount of $369,935 at December 31, 2011.  Due to an increase in the price per share of the Company’s stock from December 31, 2011 to June 30, 2012, an additional compensation cost of $54,635 was charged against income in the first six months of 2012 to bring the total accrual to $424,570.  During the third quarter of 2012, cash awards in the amount of $171,675 and 23,858 shares of stock with a fair value of $244,548 associated with Step 1 and 2 for Bank Participants and Step 2 for Trust Company Participants were awarded.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Compensation Committee.  For the period of July 1, 2010 through June 30, 2011, the Compensation Committee approved a match of 25% on the first 4%.  The contribution matching was increased to 25% of the first 6% as of July 1, 2011 through September 30, 2012.  On October 1, 2012 the contribution matching was increased to 50% of the first 6%, where it remained through December 31, 2012.  The total contribution made during 2012, 2011, and 2010 was $139,657, $88,986, and $26,553, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years.  Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid.  During the second quarter of 2012, the Company amended the existing deferred compensation plan to convert it to a nonqualified deferred compensation plan.  Nonqualified deferred compensation plans are unfunded contractual obligations to plan participants.  The Company chose to set aside assets to informally finance the future liability to participants in the plan, which are now held in a corporate account with Principal Financial Group.  The decision to move to this type of plan allows the participants to contribute more funds than the previous plan allowed, and gives them the opportunity to manage and control investment decisions for their own funds.  The Company attempts to mirror investment performance in the participant deemed accounts, which allows for reduced risk for the Company since changes in the nonqualified participant liabilities will tend to be offset by similar changes in the corporate assets.  The corporate assets used to informally finance and mirror the unfunded obligations are classified in other assets in the consolidated balance sheets.  A liability is accrued for the contractual obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense (income) incurred for the deferred compensation plan in 2012, 2011, and 2010 was $1,130, $2,535, and ($329), respectively, resulting in a deferred compensation liability of $131,362 and $124,066 as of December 31, 2012 and 2011 and a corporate asset of $130,232 as of December 31, 2012.

Deferred Directors' Fees Plan: Effective January 1, 2002, the deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, each participant, or their beneficiary, would receive the amount of directors' fees deferred plus interest, beginning with the director’s termination of service or the expiration of the plan, whichever comes first.  For the period ending December 31, 2011, a liability was accrued for the obligation under this plan and was reported in other liabilities in the consolidated balance sheets.  In 2012, the Company elected to eliminate the option to allow directors to defer their fees; therefore, the existing deferred fees plus interest were paid to their participant or beneficiary in the first quarter of 2012.  The expense incurred for the deferred directors' fee plan for 2012, 2011, and 2010 was $0, $33,594, and $46,646 resulting in a deferred compensation liability of $0 and $749,836 as of December 31, 2012 and 2011, respectively.

Director Stock Compensation Program:
The Company’s 2012 board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units.  On May 23, 2012, the Company granted 5,619 Deferred Stock Units.  The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting.  The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance.  The compensation cost that has been charged against income for the Deferred Stock Units awarded under the Plan was $32,638 for the year ended December 31, 2012.  During 2012, 278 shares were forfeited that resulted in a reversal of expense in the amount of $412 for the year ending December 31, 2012.  No compensation cost was charged against income prior to 2012.  Future expense related to this award will be $22,815 in 2013.

Supplemental Employment Retirement Plan: Effective January 1, 2002, we adopted a supplemental employee retirement plan that covers one officer. In January 2005 the plan was amended to set the benefit at 65% of the officer’s highest annual salary.  On January 1, 2006, the retirement benefit plan was further amended to set a fixed amount of up to a maximum $185,250 annually, depending on the officer’s age at retirement.  On December 31, 2009, the officer retired, which was eighteen months earlier than originally planned.  Based on the employee’s age at his early retirement, the new annual retirement benefit to be paid until the officer’s death will be $156,750 and was effective January 1, 2010.  As a result of this early retirement, it was necessary to record the present value of the full amount of the obligation as of December 31, 2009. The plan started disbursing funds to the former employee in July of 2010 as stated in the plan.  On November 1, 2012, the Company initiated a process to terminate its Revised and Restated Tower Financial Corporation Supplemental Executive Retirement Plan, or SERP, effective September 30, 2012, which at the time reflected an accrued benefit of $1.5 million.

Under the terms of the SERP, the Company is entitled at any time to terminate the SERP, by its election to do so and by payment of the remaining benefit to the officer, in cash, in the form of a single lump sum, subject to the delayed payment rules prescribed by Section 409A of the Internal Revenue Code. The Company's Board of Directors has determined that it is in the Company's best interest to terminate the SERP and has provided the officer with the appropriate notice to initiate that process.

Under the Section 409A delayed payment rules, the lump sum payment cannot be paid out in less than 12 months before or, in the exercise of the Company's discretion, more than 24 months after the anniversary date of the SERP's termination.  In the meantime, and until the payout date, the Company will continue to pay the officer their annual retirement benefits of $13,063 per month. The cumulative amount of these remaining monthly benefits, until final payout, will be treated as an offset and credit against the ultimate lump sum payment due to the officer.

Following the final lump sum payment to the officer, the Company will have no further obligation or liability, to the officer or otherwise, under the terms of the SERP. In addition, the Company will no longer be required to accrue additional annual expenses, going forward, based upon the officer’s life expectancy.  As a result of the SERP termination, these additional prospective annual expenses will cease.

The obligation under the plan was approximately $1.5 million and $1.6 million at December 31, 2012 and 2011, respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was $40,273 in 2012, $163,413 in 2011, and $112,171 in 2010.

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

In January of 2007, our Board of Directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%.  This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank.  The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit.  In January of 2010, our Board of Directors passed a resolution requiring the Bank to maintain a Tier 1 leverage capital ratio of 8.0% and a total risk-based capital ratio of 11.0% and the Company to maintain a Tier 1 leverage capital ratio of 7.0% and a total risk-based capital ratio of 10.5% each to be measured at the end of each quarter.  Both of these ratios are well above the minimum capital adequacy ratios set by the Federal Reserve Bank to be considered “well-capitalized” at 5.0% and 10.0% for the Tier 1 leverage capital ratio and the total risk-based capital ratio, respectively.  At December 31, 2012, the Bank’s Tier 1 leverage ratio was 10.80% and the total risk-based capital ratio was 15.35%.

As of December 31, 2012, the most recent notification from the Federal Reserve and the IDFI categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2012 and 2011:

2012	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2012
Company	15.90%	14.65%	11.18%
Bank	15.35%	14.10%	10.80%
At December 31, 2012:
Required capital for minimum capital adequacy
Company	$41,332,764	$20,666,382	$27,077,311
Bank	41,293,430	20,646,715	26,953,607
Required capital to be well capitalized
Company	51,665,955	30,999,573	33,846,638
Bank	51,616,788	30,970,073	33,692,009
Actual capital
Company	82,150,833	75,669,992	75,669,992
Bank	79,254,478	72,779,706	72,779,706

2011	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2011
Company	15.16%	13.91%	10.97%
Bank	14.69%	13.43%	10.64%
At December 31, 2011:
Required capital for minimum capital adequacy
Company	$42,202,097	$21,101,049	$26,739,676
Bank	42,251,985	21,125,993	26,673,937
Required capital to be well capitalized
Company	52,752,622	31,651,573	33,424,595
Bank	52,814,982	31,688,989	33,342,421
Actual capital
Company	79,992,704	73,363,886	73,363,886
Bank	77,591,477	70,954,961	70,954,961

From April 23, 2010 until its termination on July 10, 2012, Tower Financial Corporation and its wholly-owned subsidiary, Tower Bank & Trust Company, were under a Written Agreement with the Federal Reserve and the IDFI (the “Written Agreement”).  A complete description of all the terms of the Written Agreement was filed as an exhibit to our 2011 Annual Report on Form 10-K and on Form 8-K filed on May 5, 2010. The termination of the Written Agreement was filed on Form 8-K on July 12, 2012.

Note 16 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011, and 2010. Options for 49,685, 59,654, and 76,154, shares of common stock were not included in the computation of diluted earnings per share for the years 2012, 2011, and 2010, respectively, because they were not dilutive.  The Company also had preferred stock which could be converted at the option of the holders into 128,738 shares of common stock at December 31, 2010. All preferred stock has been converted to common stock as of December 31, 2012.

	2012	2011	2010
Basic
Net income available to common shareholders	$5,744,166	$6,619,536	$3,163,771
Weighted average common shares outstanding	4,859,155	4,824,514	4,334,084
Basic earnings per common share	$1.18	$1.37	$0.73

Diluted
Net income available to common shareholders	$5,744,166	$6,619,536	$3,163,771
Weighted average common shares outstanding	4,859,155	4,824,514	4,334,084
Add: dilutive effect of stock option exercises	-	-	-
Add: dilutive effect of assumed preferred stock conversion	-	28,501	224,834
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,859,155	4,853,015	4,558,918
Diluted earnings per common share	$1.18	$1.36	$0.69

Note 17 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

Condensed Balance Sheets

	2012	2011
Assets
Cash and cash equivalents	$1,211,973	$3,986,016
Securities available-for-sale	964,333	74,444
Accrued interest receivable	6,333	86
Investment in Tower Bank	77,773,737	76,652,225
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	2,423,812	2,231,459

Total assets	$82,907,188	$83,471,230

Liabilities and Stockholders' Equity
Accued interest payable	$15,964	$2,026,532
Other liabilities	141,362	227,199
Supplemental Executive Retirement Plan (SERP)	1,476,951	1,593,427
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	63,745,911	62,097,072

Total liabilities and stockholders' equity	$82,907,188	$83,471,230

Condensed Statements of Income and Comprehensive Income

	2012	2011	2010
Income
Interest income	$4,167	$-	$-
Investment income	20,974	23,003	33,742
Dividends from subsidiaries	5,735,111	-	-
Gain on sale of held-to-maturity securities	-	-	888,059
Total income	5,760,252	23,003	921,801
Expense
Interest expense	451,265	816,852	1,158,956
Employment expenses	256,559	364,715	323,898
Professional fees	307,056	274,768	207,220
Other expense	78,978	93,119	115,890
Total expense	1,093,858	1,549,454	1,805,964

Income (loss) before income taxes benefit and equity in undistributed net income of subsidiaries	4,666,394	(1,526,451)	(884,163)
Income tax benefit	(246,563)	(1,051,660)	(299,915)
Equity in undistributed net income of Tower Bank and Tower Trust	831,209	7,094,327	3,748,019
Net income	$5,744,166	$6,619,536	$3,163,771
Comprehensive income	$6,025,881	$8,922,893	$3,318,923

Condensed Statements of Cash Flows
	2012	2011	2010
Cash flows from operating activities
Net income	$5,744,166	$6,619,536	$3,163,771
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(831,209)	(7,094,327)	(3,748,019)
Gain on sale of held-to-maturity securities	-	-	(888,059)
Change in accrued interest receivable	(6,247)	-	(86)
Change in accrued interest payable	(2,010,568)	816,852	1,158,955
Change in other assets	(187,929)	(1,065,273)	(201,439)
Change in other liabilities	89,497	46,703	(50,125)
Net cash from (used in) operating activities	2,797,710	(676,509)	(565,002)

Cash flows from investing activities
Purchase of available-for-sale securities	(902,900)	-	-
Proceeds from sale of held-to-maturity securities	-	-	900,784
Net cash from (used in) investing activities	(902,900)	-	900,784

Cash flows from financing activities
Purchase of common stock	(1,735,110)	-	-
Cash dividends paid on common stock	(2,933,743)	-	-
Proceeds from issuance of commons stock	-	-	2,826,810
Net cash from (used in) financing activities	(4,668,853)	-	2,826,810

Net change in cash and cash equivalents	(2,774,043)	(676,509)	3,162,592
	-
Cash and cash equivalents, beginning of year	3,986,016	4,662,525	1,499,933
	-
Cash and cash equivalents, end of year	$1,211,973	$3,986,016	$4,662,525

Supplemental disclosures of cash flow information
Non-cash Items:
Transfer of securities from held-to-maturity to available-for-sale	$-	$-	$3,316

Note 18 – Business Segments

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

	As of and for the year ended December 31, 2012

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$22,597,919	$53,383	$(447,098)	$-	$22,204,204

Non-interest income	4,663,817	3,829,124	6,587,293	(6,566,320)	8,513,914

Non-interest expense	17,461,493	2,764,428	642,592	-	20,868,513

Noncash items
Provision for loan losses	2,493,000	-	-	-	2,493,000
Depreciation/Amortization	2,050,149	83,438	-	-	2,133,587

Income tax expense (benefit)	1,592,193	266,809	(246,563)	-	1,612,439

Segment Profit/(Loss)	5,715,050	851,270	5,744,166	(6,566,320)	5,744,166

Balance Sheet Information
Segment Assets	685,871,883	7,754,091	85,757,948	(95,410,841)	683,973,081

	As of and for the year ended December 31, 2011

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$23,521,464	$50,182	$(816,852)	$-	$22,754,794

Non-interest income	4,504,688	3,623,460	7,117,330	(7,094,327)	8,151,151

Non-interest expense	18,207,238	2,678,600	732,602	-	21,618,440

Noncash items
Provision for loan losses	4,220,000	-	-	-	4,220,000
Depreciation/Amortization	1,792,422	50,521	-	-	1,842,943

Income tax expense (benefit)	(1,144,718)	644,347	(1,051,660)	-	(1,552,031)

Segment Profit/(Loss)	6,743,632	350,695	6,619,536	(7,094,327)	6,619,536

Balance Sheet Information
Segment Assets	704,125,313	7,003,980	86,321,990	(96,770,027)	700,681,256

	As of and for the year ended December 31, 2010

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income	$23,355,584	$64,462	$(1,158,956)	$-	$22,261,090

Non-interest income	3,272,788	3,619,515	4,669,820	(3,748,019)	7,814,104

Non-interest expense	18,048,022	2,547,666	647,008	-	21,242,696

Noncash items
Provision for loan losses	4,745,000	-	-	-	4,745,000
Depreciation/Amortization	1,619,564	35,461	-	-	1,655,025

Income tax expense (benefit)	825,167	398,475	(299,915)	-	923,727

Segment Profit/(Loss)	3,010,183	737,836	3,163,771	(3,748,019)	3,163,771

Balance Sheet Information
Segment Assets	654,443,027	6,550,795	76,535,542	(77,601,109)	659,928,255

Note 19 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings per share
2012	Income	Income	Income	Basic	Diluted
First quarter	$6,650,954	$5,412,175	$1,087,980	$0.22	$0.22
Second quarter	6,622,642	5,705,895	1,364,734	0.28	0.28
Third quarter	6,459,961	5,614,604	1,562,636	0.32	0.32
Fourth quarter	6,240,658	5,471,530	1,728,816	0.36	0.36
Total	$25,974,215	$22,204,204	$5,744,166

2011
First quarter	$7,275,757	$5,642,998	$782,643	$0.16	$0.16
Second quarter	7,335,614	5,720,640	1,089,829	0.23	0.22
Third quarter	7,241,216	5,684,040	1,324,585	0.27	0.27
Fourth quarter	7,041,125	5,707,116	3,422,479	0.71	0.71
Total	$28,893,712	$22,754,794	$6,619,536

Note: Earnings per share data may not agree to annual amounts due to rounding.

Net income for the first three quarters in 2012 was higher than the same quarters in 2011 primarily due to an increase in noninterest income, decrease in noninterest expense, and a decrease in provision expense.  Net income for the fourth quarter of 2011 was higher than the same quarter in 2012 due solely to reversing the valuation allowance on our state deferred tax asset for both the book to tax timing differences and the state net operating losses.  Interest income decreased in 2012 from 2011 due to a prolonged period of low interest rates that have not changed since December 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheet of Tower Financial Corporation as of December 31, 2012, and the related consolidated statements of income and comprehensive income, change in stockholders’ equity and cash flows for the year ended December 31, 2012.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Fort Wayne, Indiana
March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tower Financial Corporation
Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2011 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2011 and the results of its operations and its cash flows for the periods ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
South Bend, Indiana
March 19, 2012

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.               CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, BKD, LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b)	Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A can be found below on page 100 of this Form 10-K under the heading "Management's Annual Report on Internal Control over Financial Reporting."

March 8, 2013

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

/s/ Michael D. Cahill	/s/ Richard R. Sawyer
Michael D. Cahill	Richard R. Sawyer
President and Principal Executive Officer	Vice President and Principal Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

NONE.
PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Company” and “Information Concerning Experience, Qualifications, Attributes, and Skills of Nominees, Continuing Directors, and Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.                EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation and Related Information” and “Compensation Discussion and Analysis” in our proxy Statement for the 2013 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Management, Directors and Certain Beneficial Owners” in our Proxy Statement for the 2013 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our year.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Company” and “Related Persons Transactions” in our Proxy Statement for the 2013 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Auditors’ Services and Fees” in our Proxy Statement for the 2013 Annual Meeting of Stockholders which we file with the Securities and Exchange Commission no later than 120 days after the end of our last fiscal year.

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

3.2	Amended Bylaws of Tower Financial Corporation, incorporated herein from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005.

4.1
Amended and Restated Declaration of Trust for Tower Capital Trust 3, dated December 29, 2006, between Tower Financial Corporation (Sponsor) and Wilmington Trust Company (Trustee) incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 30, 2010.

10.1
Lease Agreement dated October 6, 1998, between Tower Financial Corporation and Tippmann Properties, Inc., incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, filed November 13, 1998.

10.1(a - h)
Amendments to Lease Agreement between Tower Financial Corporation and Tippmann Properties, Inc., incorporated by reference from Exhibit 10.1(a-h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 30, 2010.

10.1i*	Ninth Amendment to Lease Agreement between Tower Financial Corporation and Tippmann Properties, Inc.

10.4	1998 Stock Option and Incentive Plan, incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2/A, filed December 30, 1998 (Registration No. 333-67235).

10.5	2001 Stock Option and Incentive Plan, incorporated herein from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed June 29, 2001 (Registration Number 333-64194).

10.6†
Employment Agreement dated April 25, 2002 between the Registrant and Gary D. Shearer, incorporated by reference herein from Exhibit 10.4 to the Company’s Quarterly Report on Form QSB for the period ended March 31, 2002, filed May 14, 2002.

10.7†
Employment Agreement dated April 25, 2002, between Tower Financial Corporation and James E. Underwood incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 30, 2010.

10.8†
Agreement and Mutual Release dated December 17, 2009, terminating Employment Agreement of Donald F. Schenkel incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 30, 2010.

10.13	Code of Business Conduct and Ethics, incorporated herein by reference from Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005.

10.19†	Deferred Compensation Plan dated January 1, 2002, incorporated herein from Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.20†
Deferred Compensation Plan for Non-Employee Directors, dated January 1, 2002, incorporated herein from Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 8, 2002.

10.21†	Tower Financial Corporation Section 401(k) Plan, incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed July 2, 2001 (Registration Number 333-64318).

10.22†	Tower Financial Corporation 2006 Equity Incentive Plan, incorporated herein by reference from the Company’s Report on Form 10-K, filed March 21, 2007.

10.24	Private Placement of Common Stock Subscription Agreement, dated July 19, 2010, incorporated herein by reference from Exhibit 10.24 to the Company’s Current Report on Form 8-K July 23, 2010.

10.27†	Amendment No. 1 to the 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-8, filed March 19, 2012.

10.28†
Employment Agreement dated August 20, 2012, between Tower Financial Corporation and Tina M. Farrington, incorporated herein by reference from the Company’s current report on form 8-K filed on August 20, 2012.

10.29†
Employment Agreement dated October 9, 2012, between Tower Financial Corporation and Wendell L. Bontrager, incorporated herein by reference from the Company’s current report on form 8-K filed on October 10, 2012.

10.30†
Employment Agreement dated December 4, 2012, between Tower Financial Corporation and Michael D. Cahill, incorporated herein by reference from the Company’s current report on form 8-K filed on December 5, 2012.

10.31†
Employment Agreement dated December 4, 2012, between Tower Financial Corporation and Richard R. Sawyer, incorporated herein by reference from the Company’s current report on form 8-K filed on December 5, 2012.

16.1	Crowe Horwath LLP letter incorporated herein by reference from the Company’s current report on form 8-K filed on December 9, 2011.

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for December 31, 2012 and December 31, 2011; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for years ended December 31, 2012, 2011, and 2010; (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010; (iv) the Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (v) Notes to Consolidated Condensed Financial Statements

*	Filed concurrently herewith
**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

†	Indicates a management contract, or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER FINANCIAL CORPORATION

Date: March 8, 2013	By:	/s/ Michael D. Cahill
Michael D. Cahill
President, Chief Executive
Officer and Director

                  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	March 8, 2013
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	March 8, 2013
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Keith E. Busse	Chairman of the Board & Director	March 8, 2013
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 8, 2013
Kathryn D. Callen

/s/ Scott A. Glaze	Director	March 8, 2013
Scott A. Glaze

/s/ Jerome F. Henry, Jr.	Director	March 8, 2013
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	March 8, 2013
Debra A. Niezer

/s/ William G. Niezer	Director	March 8, 2013
William G. Niezer

/s/ Kim T. Stacey	Director	March 8, 2013
Kim Stacey

/s/ Robert N. Taylor	Director	March 8, 2013
Robert N. Taylor

/s/ Ronald W. Turpin	Director	March 8, 2013
Ronald Turpin

/s/ Irene A. Walters	Director	March 8, 2013
Irene A. Walters