Form 10-Q
period 2013-03-31
TOWER FINANCIAL CORP
filed 2013-05-03
CIK 1072847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[    ]             TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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
Yes [   ]   No [ X ]

Number of shares of the issuer’s common stock, without par value, outstanding as of May 3, 2013: 4,665,144.

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

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	page no.

	Consolidated Condensed Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	3

	Consolidated Condensed Statements of Income and Comprehensive Income for the three months ended March 31, 2013 (unaudited) an March 31, 2012 (unaudited)	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	7

	Notes to Consolidated Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures
		42
PART II. OTHER INFORMATION

Item 1a.	Risk Factors
		43
Item 6.	Exhibits
		44
SIGNATURES		44

Tower Financial Corporation
Consolidated Balance Sheets
At March 31, 2013 (unaudited) and December 31, 2012	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$11,830,091	$11,958,507
Short-term investments and interest-earning deposits	2,322,738	159,866
Federal funds sold	3,355,795	2,727,928
Total cash and cash equivalents	17,508,624	14,846,301

Long-term interest-earning deposits	457,000	457,000
Trading securities	202,550	-
Securities available for sale, at fair value	177,202,369	174,383,499
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	4,761,678	4,933,299

Loans	440,074,872	450,465,610
Allowance for loan losses	(7,663,900)	(8,288,644)
Net loans	432,410,972	442,176,966

Premises and equipment, net	8,873,535	8,904,214
Accrued interest receivable	2,555,430	2,564,503
Bank owned life insurance (BOLI)	17,817,577	17,672,783
Other real estate owned (OREO)	1,833,377	1,908,010
Prepaid FDIC insurance	788,371	925,337
Other assets	10,849,401	11,393,469
Total assets	$679,068,584	$683,973,081

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$110,715,440	$108,147,229
Interest-bearing	474,561,655	452,860,109
Total deposits	585,277,095	561,007,338

Short-term borrowings	-	9,093,652
Federal Home Loan Bank (FHLB) advances	8,500,000	28,300,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	115,183	107,943
Other liabilities	4,181,388	4,191,237
Total liabilities	615,600,666	620,227,170

STOCKHOLDERS' EQUITY
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,941,994 issued at March 31, 2013 and December 31, 2012 4,665,144 and 4,735,144 shares outstanding at March 31, 2011 and December 31, 2012, respectively	44,848,124	44,834,605
Retained earnings	19,552,984	17,880,539
Accumulated other comprehensive income, net of tax of $1,312,873 at March 31, 2013 and $1,880,433 at December 31, 2012	2,548,518	3,650,253
Treasury stock, at cost, 276,850 and 206,850 shares at March 31, 2013 and December 31, 2012, respectively	(3,481,708)	(2,619,486)
Total stockholders' equity	63,467,918	63,745,911
Total liabilities and stockholders' equity	$679,068,584	$683,973,081
The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2013 and 2012

	(unaudited) Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$4,851,342	$5,642,745
Securities - taxable	256,753	499,986
Securities - tax exempt	692,358	485,675
Other interest income	4,318	22,548
Total interest income	5,804,771	6,650,954
Interest expense:
Deposits	602,033	1,013,818
Short-term borrowings	1	7
FHLB advances	37,955	47,012
Junior subordinated debt	79,252	177,942
Total interest expense	719,241	1,238,779
Net interest income	5,085,530	5,412,175
Provision(credit) for loan losses	(275,000)	750,000
Net interest income after provision(credit) for loan losses	5,360,530	4,662,175
Noninterest income:
Trust and brokerage fees	1,058,000	944,660
Service charges	286,097	293,073
Mortgage banking income	330,034	230,056
Net gain on sale of available-for-sale securities	408,235	34,598
Net debit card interchange income	234,419	203,856
Earnings from BOLI	144,794	144,044
Other income	235,564	165,458
Total noninterest income	2,697,143	2,015,745
Noninterest expense:
Salaries and benefits	2,924,608	2,791,953
Occupancy and equipment	637,314	628,353
Marketing	119,353	96,197
Data processing	437,446	371,053
Loan and professional costs	293,896	331,415
Office supplies and postage	47,304	70,399
Courier services	58,580	57,741
Business development	115,541	120,892
Communications expense	53,323	60,786
FDIC insurance premiums	146,094	245,492
OREO, net	(18,225)	258,245
Other expense	411,466	216,421
Total noninterest expense	5,226,700	5,248,947
Income before income taxes	2,830,973	1,428,973
Income tax expense	830,505	340,993
Net income	$2,000,468	$1,087,980

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Income and Comprehensive Income (Continued)
For the three months ended March 31, 2013 and 2012

	(unaudited) Three Months Ended March 31,
	2013	2012
Net income:	$2,000,468	$1,087,980

Other comprehensive income net of tax:
Change in securities available-for-sale:
Unrealized holding losses on securities for which other-than-temporary impairment has been recorded	-	(5,634)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	-
Other-than-temporary impairment on available-for-sale securities, recorded in other comprehensive income	-	(5,634)

Unrealized holding gains/(losses) on available-for-sale securities arising during the period	(1,261,060)	313,923
Reclassification adjustment for gains realized in income on available-for-sale securities	(408,235)	(34,598)
Net unrealized gains/(losses)	(1,669,295)	279,325
Income tax expense/(benefit)	(567,560)	93,055
Total other comprehensive income/(loss)	(1,101,735)	180,636
Total comprehensive income	$898,733	$1,268,616

Basic earnings per common share	$0.43	$0.22
Diluted earnings per common share	$0.43	$0.22
Average common shares outstanding	4,696,432	4,853,136
Average common shares and dilutive potential common shares outstanding

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the three months ended March 31, 2013 and 2012 (unaudited)
	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			1,087,980			1,087,980

Other comprehensive income, net of tax				180,636		180,636
Total comprehensive income						1,268,616

Stock-based compensation expense		8,031				8,031

Balance, March 31, 2012	$-	$44,550,826	$16,158,095	$3,549,174	$(884,376)	$63,373,719

Balance, January 1, 2013	$-	$44,834,605	$17,880,539	$3,650,253	$(2,619,486)	$63,745,911

Net income for 2013			2,000,468			2,000,468

Other comprehensive loss, net of tax				(1,101,735)		(1,101,735)
Total comprehensive income						898,733

Cash dividends paid ($0.07 per share)			(328,023)			(328,023)

Stock-based compensation expense		13,519				13,519

Repurchase of 70,000 shares of common stock					(862,222)	(862,222)

Balance, March 31, 2013	$-	$44,848,124	$19,552,984	$2,548,518	$(3,481,708)	$63,467,918

The following notes are an integral part of the financial statements.

Tower Financial Corporation
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012

	(unaudited) Three Months Ended March 31, 2013	(unaudited) Three Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$2,000,468	$1,087,980
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	956,272	530,070
Provision(credit) for loan losses	(275,000)	750,000
Stock-based compensation expense	13,519	8,031
Earnings on BOLI	(144,794)	(144,044)
Net gains on trading securities	(4,461)	-
Gain on sale of available-for-sale (AFS) securities	(408,235)	(34,598)
Loss on disposal of premises and equipment	639	2,217
Gain on sale of loans	(330,034)	(230,056)
Loans originated for sale	(13,876,628)	(9,395,147)
Proceeds from the sale of loans held for sale	14,378,283	8,135,230
Proceeds from the sale of portfolio loans	-	780,828
(Gain)loss on sale of OREO	(37,848)	11,326
Write-downs of OREO	-	204,220
Change in accrued interest receivable	9,073	366,835
Change in other assets	1,248,595	653,086
Change in accrued interest payable	7,240	179,293
Change in other liabilities	(9,850)	(947,837)
Net cash from operating activities	3,527,239	1,957,434
Cash flows from investing activities:
Net change in loans	10,040,994	3,470,510
Purchase of securities AFS	(20,983,390)	(7,760,083)
Purchase of trading securities	(198,089)	-
Proceeds from maturities, calls and paydowns of securities AFS	10,378,680	6,524,248
Proceeds from sale of securities AFS	5,739,029	679,648
Purchase of premises, equipment, and leasehold improvements	(140,481)	(228,000)
Proceeds on sale of OREO	112,481	47,420
Net cash from investing activities	4,949,224	2,733,743
Cash flows from financing activities:
Net change in deposits	24,269,757	(49,845,908)
Cash dividends paid on common stock	(328,023)	-
Repurchase of common stock	(862,222)	-
Proceeds from long-term FHLB advances	2,000,000	-
Repayment of short-term FHLB advances	(16,800,000)	-
Repayment of long-term FHLB advances	(5,000,000)	(2,000,000)
Change in short-term borrowings	(9,093,652)	-
Net cash used in financing activities	(5,814,140)	(51,845,908)
Net change in cash and cash equivalents	2,662,323	(47,154,731)
Cash and cash equivalents, beginning of year	$14,846,301	$67,272,022
Cash and cash equivalents, end of year	$17,508,624	$20,117,291
Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$712,001	$1,059,486
Income taxes	-	-

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements.  In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated balance sheet at March 31, 2013 and its consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and March 31, 2012 and change in stockholders’ equity and cash flows for the three-month periods ended March 31, 2013 and March 31, 2012.  Those adjustments consist of only normal recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results for the period ended March 31, 2013 should not be considered as indicative of results for a full year.   These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2012 and  2011 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Summary of Significant Accounting Policies

A comprehensive discussion of our critical accounting policies is disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.  Certain accounting policies require management to use estimates and make assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  There were no material changes in the information regarding our critical accounting policies since December 31, 2012.

Note 3 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the ASU on January 1, 2013, and has included the required disclosures in the consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The main objective of this standards update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About offsetting Assets and Liabilities.  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative period presented. The Company adopted the ASU on January 1, 2013 and it did not have an effect on its consolidated financial statements.

Note 4 - Trading Assets

Trading assets, at fair value, consist of the following at March 31, 2013 and December 31, 2012:

Trading Assets	March 31, 2013	December 31, 2012
Marketable equity securities - mutual funds	$202,550	$-

The unrealized gains on trading assets for the three months ended March 31, 2013 and 2012, respectively, are listed below:

	2013	2012
Gross gains	$4,461	$-

Note 5 - Securities

The fair value and amortized cost of securities at March 31, 2013 and December 31,2012 were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of state and political subdivisions	$88,130,118	$3,711,787	$(1,480,888)	$90,361,017
Mortgage-backed securities (residential)	79,129,382	1,638,210	(191,151)	80,576,441
Mortgage-backed securities (commercial)	5,178,578	201,362	(17,929)	5,362,011
Equity securities	902,900	-	-	902,900
Total Securities	$173,340,978	$5,551,359	$(1,689,968)	$177,202,369

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of state and political subdivisions	$87,358,236	$4,249,120	$(799,855)	$90,807,501
Taxable obligations of state and political subdivisions	2,037,517	274,823	-	2,312,340
Mortgage-backed securities (residential)	75,410,166	1,672,403	(94,313)	76,988,256
Mortgage-backed securities (commercial)	3,143,993	228,509	-	3,372,502
Equity securities	902,900	-	-	902,900
Total Securities	$168,852,812	$6,424,855	$(894,168)	$174,383,499

The proceeds from sales of available-for-sale securities and the associated gains for the three months ended March 31, 2013 and 2012, respectively, are listed below:

	Three Months Ended March 31,
	2013	2012
Proceeds from available-for-sale securities	$5,739,029	$679,648
Gross gains	408,235	34,660

For the three months ended March 31, 2013 and 2012, the tax provision related to these net gains from sales of available-for-sale securities were $138,800 and $11,784, respectively.  There was also $62 of gross losses on calls of available-for-sale-securities for the three months ended March 31, 2012.  For the three months ended March 31, 2013, the $408,235 gain on sale of available-for-sale securities, less the related tax expense of $138,000, is a reclassification out of accumulated other comprehensive income.  The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The fair values and amortized costs of debt securities available for sale at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities and equity securities are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	3/31/2013

	Amortized Cost	Fair Value
Available-for-sale securities:

Mortgage-backed securities:
Mortgage-backed securities (residential)	$79,129,382	$80,576,441
Mortgage-backed securities (commercial)	5,178,578	5,362,011
	$84,307,960	$85,938,452

Obligations of state and political subdivisions:
Due in one year or less	$1,667,124	$1,685,239
Due after one to five years	5,166,075	5,320,130
Due after five to ten years	18,759,478	20,280,145
Due after ten years	62,537,441	63,075,503
Total obligations of state and political subdivisions	$88,130,118	$90,361,017

Equity securities
Equity securities	$902,900	$902,900

	12/31/2012

	Amortized Cost	Fair Value
Available-for-sale securities:
Agencies:

Mortgage-backed securities:
Mortgage-backed securities (residential)	$75,410,166	$76,988,256
Mortgage-backed securities (commercial)	3,143,993	3,372,502
	$78,554,159	$80,360,758

Obligations of state and political subdivisions:
Due in one year or less	$1,605,182	$1,636,783
Due after one to five years	5,329,876	5,483,599
Due after five to ten years	17,512,040	19,046,647
Due after ten years	62,911,138	64,640,472
Total obligations of state and political subdivisions	$87,358,236	$90,807,501

Taxable obligations of state and political subdivisions:
Due after ten years	2,037,517	2,312,340
Total obligations of state and political subdivisions	$2,037,517	$2,312,340
Equity securities
Equity securities	$902,900	$902,900

Securities with a carrying value of $20.9 million and $15.5 million were pledged to secure borrowings from the FHLB at March 31, 2013 and December 31, 2012, respectively.   Securities with a carrying value of $2.5 million and $2.6 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at March 31, 2013 and December 31, 2012, respectively.  Securities with a carrying value of $8.6 million and $8.8 million were pledged at correspondent banks, including Wells Fargo and Zions Bank, to secure federal funds lines of credit at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at March 31, 2013 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	33,687,061	(1,480,888)	-	-	33,687,061	(1,480,888)
Taxable obligations of state and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	13,948,048	(191,151)	-	-	13,948,048	(191,151)
Mortgage-backed securities (commercial)	1,854,073	(17,929)	-	-	1,854,073	(17,929)
Total available-for-sale securities	$49,489,182	$(1,689,968)	$-	$-	$49,489,182	$(1,689,968)

Securities with unrealized losses at December 31, 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	32,905,101	(799,855)	-	-	32,905,101	(799,855)
Taxable obligations of state and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	17,371,951	(93,312)	1,142,901	(1,001)	18,514,852	(94,313)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-
Total available-for-sale securities	$50,277,052	$(893,167)	$1,142,901	$(1,001)	$51,419,953	$(894,168)

Unrealized losses on most mortgage-backed securities and state and municipality bonds have not been recognized into income because most of the issuers’ bonds are of high credit quality and management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery; however, see discussion on mortgage-backed securities that are not of investment grade in the mortgage-backed securities section.  Of the bonds that are deemed to not be other-than-temporarily-impaired, the fair value is expected to recover as the bonds approach their maturity.

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

As of March 31, 2013, Tower Financial Corporation’s security portfolio consisted of 266 securities, 43 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of state and political subdivisions and mortgage-backed securities, as discussed below:

Mortgage-backed Securities
At March 31, 2013, approximately 87% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

As of March 31, 2013, we held $10.8 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 15% of Tier 1 capital.  The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis.  Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Obligations of State and Political Subdivisions
At March 31, 2013, the majority of the obligations of state and political subdivisions are credit rated A or above.  The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment.  Management does not consider the temporary impairment of the securities to be severe due to the high credit quality of the underlying municipalities.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three months ending March 31:

For the three months ended	2013	2012
Beginning Balance, Jan 1	$1,058,806	$1,058,118
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	-
Ending Balance, March 31	$1,058,806	$1,058,118

Note 6 - Loans and Allowance for Loan Losses

Loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Balance	%	Balance	%

Commercial	$208,988,292	47.4%	$209,781,217	46.5%
Commercial real estate
Construction	30,276,507	6.9%	31,072,771	6.9%
Other	81,152,497	18.4%	82,553,249	18.3%
Residential real estate
Traditional	53,558,577	12.2%	54,042,379	12.0%
Jumbo	24,787,370	5.6%	29,053,502	6.4%
Home equity	31,236,380	7.0%	33,073,555	7.3%
Consumer	10,664,648	2.5%	11,394,762	2.6%
Total loans	440,664,271	100.0%	450,971,435	100.0%
Net deferred loan costs (fees)	(589,399)		(505,825)
Allowance for loan losses	(7,663,900)		(8,288,644)

Net loans	$432,410,972		$442,176,966

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended March 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2013	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644
Provision (credit)/expense	(246,939)	(71,874)	24,839	(18,097)	3,803	33,268	(275,000)
Charge-offs	(472,166)	-	-	-			(472,166)
Recoveries	119,555	-	-	2,431	436		122,422
Ending Balance 3/31/2013	$3,538,746	$3,561,776	$216,388	$193,645	$31,379	$121,966	$7,663,900

For the three months ended March 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision (credit)/expense	(251,772)	675,288	(282,347)	526,010	76,396	6,425	750,000
Charge-offs	-	(1,056,235)	-	(41,661)	(66,412)	-	(1,164,308)
Recoveries	112,783	-	-	1,757	203	-	114,743
Ending Balance 3/31/2012	$3,824,289	$4,325,001	$298,224	$563,029	$29,215	$68,690	$9,108,448

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the three months ended March 31, 2013:
Commercial	$-
Commercial Real Estate	-

For the three months ended March 31, 2012:
Commercial	$780,828
Commercial Real Estate	-

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,769,040	$1,769,706	$3,538,746
Commercial Real Estate
Construction	60,000	415,097	475,097
Other	-	3,086,679	3,086,679
Residential Real Estate
Traditional	-	147,926	147,926
Jumbo	-	68,462	68,462
Home Equity	-	193,645	193,645
Consumer	-	31,379	31,379
Unallocated	-	121,966	121,966
Total	$1,829,040	$5,834,860	$7,663,900

Loans:
Commercial	$10,504,060	$198,981,732	$209,485,792
Commercial Real Estate
Construction	3,910,065	26,245,185	30,155,250
Other	749,288	80,432,002	81,181,290
Residential Real Estate
Traditional	-	53,588,197	53,588,197
Jumbo	1,389,488	23,411,590	24,801,078
Home Equity	-	31,429,307	31,429,307
Consumer	-	10,761,751	10,761,751
Unallocated	-	-	-
Total	$16,552,901	$424,849,764	$441,402,665

December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,863,569	$2,274,727	$4,138,296
Commercial Real Estate
Construction	104,000	415,535	519,535
Other	-	3,114,115	3,114,115
Residential Real Estate
Traditional	-	124,576	124,576
Jumbo	-	66,973	66,973
Home Equity	-	209,311	209,311
Consumer	-	27,140	27,140
Unallocated	-	88,698	88,698
Total	$1,967,569	$6,321,075	$8,288,644

Loans:
Commercial	$12,011,267	$198,361,867	$210,373,134
Commercial Real Estate
Construction	3,980,626	27,003,008	30,983,634
Other	753,136	81,784,775	82,537,911
Residential Real Estate
Traditional	-	54,120,324	54,120,324
Jumbo	1,399,283	27,696,123	29,095,406
Home Equity	-	33,264,786	33,264,786
Consumer	-	11,506,816	11,506,816
Unallocated	-	-	-
Total	$18,144,312	$433,737,699	$451,882,011

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,268,230	$2,012,864	$-
Commercial Real Estate
Construction	6,513,100	3,276,155	-
Other	868,227	749,288	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,920,982	1,389,488	-
Home Equity	-	-	-
Consumer	-	-	-
	11,570,539	7,427,795	-
With related allowance recorded:
Commercial	9,080,956	8,491,196	1,769,040
Commercial Real Estate
Construction	633,981	633,910	60,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	9,714,937	9,125,106	1,829,040

	$21,285,476	$16,552,901	$1,829,040

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732,989	$2,473,705	$-
Commercial Real Estate
Construction	6,562,426	3,339,120	-
Other	872,074	753,136	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,930,616	1,399,283	-
Home Equity	-	-	-
Consumer	-	-	-
	12,098,105	7,965,244	-
With related allowance recorded:
Commercial	9,638,777	9,537,562	1,863,569
Commercial Real Estate
Construction	641,577	641,506	104,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	10,280,354	10,179,068	1,967,569

	$22,378,459	$18,144,312	$1,967,569

For the tables directly above, the recorded investment in loans includes accrued interest receivable and loan origination fees, net.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three months ended March 31, 2013 and March 31, 2012:

	For three months ended	March 31, 2013	March 31, 2012

Average impaired loans during the period:
Commercial		$10,537,025	$8,785,497
Commercial Real Estate
Construction		4,098,774	4,320,126
Other		1,408,620	2,642,499
Residential Real Estate
Traditional		-	-
Jumbo		1,394,466	1,174,022
Home Equity		-	542,833

Interest recognized on impaired loans:
Commercial		78,475	95,365
Commercial Real Estate
Construction		56,732	41,251
Other		2,014	63,828
Residential Real Estate
Traditional		-	-
Jumbo		-	-
Home Equity		-	539

Cash-basis interest income recognized:
Commercial		71,730	67,395
Commercial Real Estate
Construction		42,270	37,541
Other		2,014	58,158
Residential Real Estate
Traditional		-	-
Jumbo		-	-
Home Equity		-	472

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:
March 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$7,745,869	$-
Commercial Real Estate
Construction	3,910,065	-
Other	749,288	-
Residential Real Estate
Traditional	734,395	132,151
Jumbo	1,389,488	-
Home Equity	81,606	-
Consumer	-	2,362
Total	$14,610,711	$134,513

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$8,899,434	$-
Commercial Real Estate
Construction	2,789,835	-
Other	753,136	-
Residential Real Estate
Traditional	1,055,284	109,768
Jumbo	1,399,283	-
Home Equity	84,611	-
Consumer	-	2,681
Total	$14,981,583	$112,449

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012:

March 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$889,749	$372,413	$5,270,255	$6,532,417	$202,953,375
Commercial Real Estate
Construction	-	-	3,008,629	3,008,629	27,146,621
Other	467,246	-	624,351	1,091,597	80,089,693
Residential Real Estate
Traditional	1,000,986	-	866,546	1,867,532	51,720,665
Jumbo	-	-	1,389,488	1,389,488	23,411,590
Home Equity	46,633	-	81,606	128,239	31,301,068
Consumer	144,706	47,754	2,362	194,822	10,566,929
Total	$2,549,320	$420,167	$11,243,237	$14,212,724	$427,189,941

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$811,194	$298,560	$6,625,351	7,735,105	$202,638,029
Commercial Real Estate
Construction	-	1,190,791	1,203,867	2,394,658	28,588,976
Other	3,885,019	-	624,585	4,509,604	78,028,307
Residential Real Estate
Traditional	294,459	355,134	1,165,052	1,814,645	52,305,679
Jumbo	-	-	1,399,283	1,399,283	27,696,123
Home Equity	8,757	9,082	84,611	102,450	33,162,336
Consumer	122,580	30,697	2,681	155,958	11,350,858
Total	$5,122,009	$1,884,264	$11,105,430	$18,111,703	$433,770,308

Troubled Debt Restructurings:

The Company has allocated $505,000 and $260,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012.  The Company has not committed to lend additional funds to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2013 and December 31, 2012.

During the three month periods ending March 31, 2013 and March 31, 2012, there were no loans modified that met the definition of a troubled debt restructuring.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month periods ending March 31, 2013 and March 31, 2012:

	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	-	$-	1	$381,623
Commercial Real Estate:
Construction	2	354,894	2	1,313,874
Other	2	358,218	2	488,328

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above reduced the allowance for loan losses by $425,253 as a result of a payoff received during the first quarter of 2013 and had no impact on the allowance for loan losses during the first quarter of 2012.  Excluding the $425,253 payoff and the impact to the allowance for loan losses aforementioned, the loans included in the table above had no other impact on the allowance for loans losses and resulted in no other charge-offs as of March 31, 2013 and March 31, 2012, respectively.

The terms of certain other loans were modified during the three months ending March 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2013 of $9.8 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

March 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$193,417,860	$651,113	$7,670,950	$7,745,869
Commercial Real Estate
Construction	-	24,232,199	2,012,986	-	3,910,065
Other	-	72,485,374	1,997,310	5,949,318	749,288
Residential Real Estate
Traditional	53,588,197	-	-	-	-
Jumbo	23,411,590	-	-	-	1,389,488
Home Equity	31,429,307	-	-	-	-
Consumer	10,761,751	-	-	-	-
Total	$119,190,845	$290,135,433	$4,661,409	$13,620,268	$13,794,710

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,915,297	$1,466,775	$11,091,628	$8,899,434
Commercial Real Estate
Construction	-	24,992,377	2,010,631	1,190,791	2,789,835
Other	-	73,747,287	2,028,714	6,008,773	753,137
Residential Real Estate
Traditional	54,120,324	-	-	-	-
Jumbo	27,696,123	-	-	-	1,399,283
Home Equity	33,264,786	-	-	-	-
Consumer	11,506,816	-	-	-	-
Total	$126,588,049	$287,654,961	$5,506,120	$18,291,192	$13,841,689

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity.  The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of March 31, 2013 and December 31, 2012:

March 31, 2013	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$51,720,665	$1,000,986	$132,151	$734,395
Jumbo	23,411,590	-	-	1,389,488
Home Equity	31,301,068	46,633	-	81,606
Consumer	10,566,929	192,460	2,362	-
Total	$117,000,252	$1,240,079	$134,513	$2,205,489

December 31, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,305,679	$649,593	$109,768	$1,055,284
Jumbo	27,696,123	-	-	1,399,283
Home Equity	33,162,336	17,839	-	84,611
Consumer	11,350,858	153,277	2,681	-
Total	$124,514,996	$820,709	$112,449	$2,539,178

Note 7 – Fair Value

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

The Company uses the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1), which include equity mutual funds. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our municipal bonds and mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which at March 31, 2013 included one equity security.  In prior periods, values classified in Level 3 included some of the Company’s mortgage-backed securities and obligations of state and political subdivisions.  The fair value of Level 3 securities is highly sensitive to assumption changes and market volatility due to current market conditions as well as the limited trading activity of these securities.

Collateral-Dependent Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent collateral appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities
Equity mutual funds	$202,550	$-	$-	$202,550
Total	$202,550	$-	$-	$202,550

Available-for-sale securities:
Obligations of state and political subdivisions	$-	$90,361,017	$-	$90,361,017
Taxable obligations of state and political subdivisions	-	-	-	-
Mortgage-backed securities (residential)	-	80,576,441	-	80,576,441
Mortgage-backed securities (commercial)	-	5,362,011	-	5,362,011
Equity securities	-	-	902,900	902,900
Total	$-	$176,299,469	$902,900	$177,202,369

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:

Obligations of state and political subdivisions	$-	$90,807,501	$-	$90,807,501
Taxable obligations of state and political subdivisions	-	2,312,340	-	2,312,340
Mortgage-backed securities (residential)	-	76,988,256	-	76,988,256
Mortgage-backed securities (commercial)	-	3,372,502	-	3,372,502
Equity securities	-	-	902,900	902,900
Total	$-	$173,480,599	$902,900	$174,383,499

The following table represents the changes in the Level 3 fair-value category for the three months ended March 31, 2013 and 2012.  We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model.  In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Mortgage-backed securities (residential)	2013	2012

Beginning Balance, January 1	$-	$13,086,544
Principal paydowns	-	(880,988)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(23,858)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	75,153
Purchases of Level 3 securities
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(11,943,032)
Ending Balance, March 31	$-	$313,819

	Three Months Ended March 31,
Obligations of state and politicial subdivisions	2013	2012

Beginning Balance, January 1	$-	$3,686,288
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(42)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	(5,581)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(3,680,665)
Ending Balance, March 31	$-	$-

	Three Months Ended March 31,
Equity securities	2013	2012

Beginning Balance, January 1	$902,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, March 31	$902,900	$-

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the three months ending March 31, 2013:

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$902,900	Market comparable securities	Comparability adjustments	Not available

Collateral-dependent impaired loans	3,918,351	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$902,900	Market comparable securities	Comparability adjustments	Not available

Other real estate owned	1,415,565	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	10,245,046	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

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

State and Political Subdivision Securities: The significant unobservable inputs used in the fair value measurement of the Company’s state and political subdivision securities are premiums for unrated securities and marketability discounts.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

March 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$3,336,774	$3,336,774
Commercial Real Estate
Construction			581,577	581,577
Other			-	-
Residential Real Estate
Traditional			-	-
Jumbo			-	-
Home Equity			-	-

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$6,491,503	$6,491,503
Commercial Real Estate
Construction			1,985,598	1,985,598
Other			368,662	368,662
Residential Real Estate
Traditional			-	-
Jumbo			1,399,283	1,399,283
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			1,093,265	1,093,265
Other			226,000	226,000
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at March 31, 2013 and December 31, 2012. Only financial instruments are shown.

	Fair Value Measurements Using:
March 31, 2013	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,508,624	$17,508,624	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Trading securities	202,550	202,550	-	-
Securities available for sale	177,202,369	-	176,299,469	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,761,678	-	4,761,678	-
Loans, net	432,410,972	-	-	440,783,022
Accrued interest receivable	2,555,430	-	2,555,430	-
Financial liabilities:
Deposits	(585,277,095)	-	(585,513,813)	-
FHLB advances	(8,500,000)	-	(8,520,650)	-
Junior subordinated debt	(17,527,000)	-	-	(6,121,423)
Accrued interest payable	(115,183)	-	(115,183)	-

	Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,846,301	$14,846,301	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available for sale	174,383,499	-	173,480,599	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,933,299	-	4,933,299	-
Loans, net	442,176,966	-	-	449,833,513
Accrued interest receivable	2,564,503	-	2,564,503	-
Financial liabilities:
Deposits	(561,007,338)	-	(563,043,048)	-
Short-term borrowings	(9,093,652)	-	(9,093,652)	-
FHLB advances	(28,300,000)	-	(28,337,750)	-
Junior subordinated debt	(17,527,000)	-	-	(6,080,121)
Accrued interest payable	(107,943)	-	(107,943)	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents: The carrying amount approximates fair value.

Long-term interest-bearing deposits: The carrying amount approximates fair value.

Trading securities: The carrying amount approximates fair value.

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

Note 8 - Federal Home Loan Bank Advances

At March 31, 2013 and December 31, 2012, advances from the Federal Home Loan Bank ("FHLB") were:

	March 31, 2013	December 31, 2012

0.46% bullet advance, principal due at maturity February 15, 2013	-	3,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	-	2,000,000
0.49% variable rate advance, principal due at maturity June 12, 2013	-	3,300,000
0.49% variable rate advance, principal due at maturity June 17, 2013	-	7,000,000
0.49% variable rate advance, principal due at maturity June 25, 2013	-	3,000,000
0.50% variable rate advance, principal due at maturity July 1, 2013	-	3,500,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000
0.62% bullet advance, principal due at maturity March 28, 2016	2,000,000	-
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	3,500,000

Total Federal Home Loan Bank advances	$8,500,000	$28,300,000

At March 31, 2013 all FHLB advances have fixed rates with no callable options.  At December 31, 2012, four FHLB advances in the amount of $16.8 million had variable rates and could be repaid anytime at the Company’s discretion before their contractual maturities.  The remaining four FHLB advances totaling $11.5 million had fixed rates with no callable options at December 31, 2012.

At March 31, 2013 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2013	$3,000,000
2014	-
2015	-
2016	2,000,000
2017	3,500,000
$8,500,000

Note 9 – Equity Incentive Plans and Stock Compensation Plans

Employee Incentive Plan:
Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation.  Options for all 435,000 shares were issued under the Plans, of which 39,935 remain outstanding as of March 31, 2013.  Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term.  There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the three months ended March 31, 2013 and March 31, 2012.

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

A summary of the option activity under the Plans as of March 31, 2013 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted - Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/2013	49,685	$14.49	1.72	$-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or expired	(9,750)	13.35	-	-

Outstanding at 3/31/2013	39,935	14.77	1.87	-

Vested or expected to vest at 3/31/2013	39,935	14.77	1.87	-

Exercisable at 3/31/2013	39,935	14.77	1.87	-

There were no options exercised during the three month periods ending March 31, 2013 and March 31, 2012.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans.  As of March 31, 2013, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights.  As of March 31, 2013, 20,500 shares have been granted in the form of restricted stock, of which 19,125 shares have vested and 625 shares have been forfeited.  The compensation cost that has been charged against income for restricted shares awarded under the Plan was $531 and $8,031 for the three months ended March 31, 2013 and 2012, respectively.  Future expense related to this award will be $1,594 in 2013, $2,125 in 2014, $1,417 in 2015.  There were no shares vested during the three months ended March 31, 2013.

A summary of the restricted stock activity as of March 31, 2013 and changes during the three-month period then ended are presented below:
Restricted Stock	Shares	Weighted - Average Grant-Date Fair Value

Outstanding at 1/1/13	750	$8.50

Granted	-	-

Vested	-	-

Forfeited	-	-

Outstanding at 3/31/13	750	8.50

Director Stock Compensation Program:
As discussed in our Annual Report filed on Form 10-K, our 2012 board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units.  On May 23, 2012, the Company granted 5,619 Deferred Stock Units.  The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting, which is scheduled for May 7, 2013.  The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance.  As of March 31, 2013, no shares have vested and 278 shares have been forfeited.  The compensation cost that has been charged against income for the Deferred Stock Units awarded under the Plan was $12,988 for the three months ending March 31, 2013.  Future expense related to this award will be $9,125 in 2013.

Note 10 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three months ended March 31, 2013 and March 31, 2012. Options for 39,935 and 50,154 shares of common stock were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2013 and 2012, respectively, because they were not dilutive.  The Company also had preferred stock which could be converted at the option of the holders into 128,738 shares of common stock at December 31, 2010. All preferred stock has been converted to common stock as of March 31, 2013.
	Three Months Ended March 31,
	2013	2012
Basic
Net income available to common shareholders	$2,000,468	$1,087,980
Weighted average common shares outstanding	4,696,432	4,853,136
Basic earnings per common share	$0.43	$0.22

Diluted
Net income available to common shareholders	$2,000,468	$1,087,980
Weighted average common shares outstanding	4,696,432	4,853,136
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed preferred stock conversion	-	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,696,432	4,853,136
Diluted earnings per common share	$0.43	$0.22

Note 11 – Business Segments

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

	As of and for the three months ended March 31, 2013
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,139,360	$12,922	$(66,752)	$-	$5,085,530

Non-interest income	1,635,641	1,058,085	2,147,011	(2,143,594)	2,697,143

Non-interest expense	4,360,982	695,027	170,691	-	5,226,700

Noncash items
Provision for loan losses	(275,000)	-	-	-	(275,000)
Depreciation/Amortization	932,284	23,988	-	-	956,272

Income tax expense (benefit)	775,283	146,122	(90,900)	-	830,505

Segment Profit/(Loss)	1,913,736	229,858	2,000,468	(2,143,594)	2,000,468

Balance Sheet Information
Segment Assets	680,727,316	7,473,295	85,530,734	(94,662,761)	679,068,584

	As of and for the three months ended March 31, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,582,880	$7,237	$(177,942)	$-	$5,412,175

Non-interest income	1,063,202	944,707	1,313,142	(1,305,306)	2,015,745

Non-interest expense	4,375,261	687,273	186,413	-	5,248,947

Noncash items
Provision for loan losses	750,000	-	-	-	750,000
Depreciation/Amortization	520,155	9,915	-	-	530,070

Income tax expense (benefit)	376,481	103,705	(139,193)	-	340,993

Segment Profit/(Loss)	1,144,340	160,966	1,087,980	(1,305,306)	1,087,980

Balance Sheet Information
Segment Assets	641,546,569	7,614,696	87,538,523	(87,356,337)	649,343,451

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of March 31, 2013 and December 31, 2012 and results of operations for the three-month periods ended March 31, 2013 and March 31, 2012.  This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

Net income for the three months ended March 31, 2013 and 2012 was $2.0 million and $1.1 million, respectively.  The $912,488, or 83.9%, increase in net income was the result of decreasing loan provision expense by $1.0 million, an increase in noninterest income of $681,398, and a decrease in noninterest expenses by $22,247.  These increases to net income were offset by a decrease in net interest income of $326,645 and an increase in income tax expense of $489,512.  Loan provision expenses decreased due to improvements in asset quality, including a decline of almost 30% in adversely rated loans from March 31, 2012.  The increase in noninterest income was led by increases in gains on available-for-sale securities, trust and brokerage income, and mortgage banking income.  Decreases in noninterest expense were the result of decreases in Other Real Estate Owned (OREO) expenses, FDIC insurance premiums, and loan and professional expenses.  These decreases were offset by an increase in salaries and benefits expenses, which was the result of annual employee merit raises and an increase in the accrual for profit sharing.

Total assets decreased $4.9 million, or 0.7%, from $684.0 million at December 31, 2012 to $679.1 million at March 31, 2013 as the result of a decline in total loans by $10.4 million offset by increases in investment securities of $3.0 million and cash and cash equivalents of $2.7 million.  The decrease in total loans was the result of decreases of $4.8 million in residential mortgage loans, $2.2 million in commercial real estate loans, and $1.8 million in home equity loans.

Total deposits increased by $24.3 million, or 4.3%, from December 31, 2012 to March 31, 2013.  The increase in total deposits to $585.3 million at March 31, 2013 was primarily related to an increase of $18.5 million in health savings accounts (HSAs), which are included in interest-bearing checking accounts, and an increase in brokered deposits by $9.0 million.  The increase in HSAs was largely due to the annual employer funded contributions to their employees’ HSAs in January.  Offsetting the increase was a decrease of $6.5 million in money market accounts.

Financial Condition

Total assets were $679.1 million at March 31, 2013 compared to total assets of $684.0 million at December 31, 2012.  The decrease was primarily due to the $10.4 million decrease in total loans, which was offset by increases in investment securities of $3.0 million and cash and cash equivalents of $2.7 million.

Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold, were $17.5 million at March 31, 2013.  This was a $2.7 million, or 17.9%, increase from December 31, 2012.  This increase was primarily due to an increase in total deposits and a decrease in loans.

Investment Securities:
Trading Securities. The Company added $202,550 in trading securities to the balance sheet in the first quarter of 2013.  This asset is an investment in mutual funds that is associated with a nonqualified deferred compensation plan for the Company’s executive officers.  The Company attempts to mirror investment performance in the participant deemed deferred compensation accounts, which allows for reduced risk for the Company since changes in the nonqualified participant liabilities will tend to be offset by similar changes in the corporate trading assets.

Securities Available for sale. Available-for-sale securities increased by $2.8 million, or 1.6%, from December 31, 2012.  This increase was primarily due to purchases of residential mortgage-backed securities.  The Company is focused on preserving net interest income while maintaining a consistent level of quality earning assets.  Due to this focus, we have increased our portfolio of available for sale securities to supplement the decline in loan balances as they have paid off or paid down and we have been unable to replace them due to the competitive lending environment.

Loans. Total loans decreased $10.4 million from December 31, 2012 to $440.1 million at March 31, 2013.  The decrease in total loans was the result of decreases of $4.8 million in residential mortgage loans, $2.2 million in commercial real estate loans, and $1.8 million in home equity loans.  Competition and declining rates in the local and national lending environment continue to be a challenge as the Company looks to replace paid off and paid down loans with new loans meeting the asset quality, price, and risk deemed acceptable by our lending policies and management.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, and OREO.  Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans.  Nonperforming assets decreased by $1.7 million from $18.8 million, or 2.7% of total assets, at December 31, 2012 to $17.1 million, or 2.5% of total assets, at March 31, 2013.  This decrease was primarily due to one troubled debt restructured commercial loan in the amount of $1.2 million being reclassified as a performing TDR, payoffs and pay downs totaling $1.1 million on two nonaccrual commercial loans and one nonaccrual residential mortgage loan, and a partial charge-off in the amount of $468,252 on one nonaccrual commercial loan.  These reductions were offset by the addition of two new nonaccrual relationships, one commercial construction loan in the amount of $1.2 million and one commercial relationship in the amount of $334,591.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31, 2013	December 31, 2012

Loans past due over 90 days and still accruing	$132,951	$109,888
Nonperforming restructured loans	445,952	1,645,224
Nonaccrual loans	14,624,957	14,967,886
Total nonperforming loans	$15,203,860	$16,722,998
Other real estate owned	1,833,377	1,908,010
Other impaired assets owned	88,376	129,853
Total nonperforming assets	$17,125,613	$18,760,861

Nonperforming assets to total assets	2.52%	2.74%

Nonperforming loans to total loans	3.45%	3.71%

Subsequent to March 31, 2013, the Company received payoffs on two nonperforming assets totaling $2.5 million.  One of the payoffs came from the sale of a nonaccrual commercial loan that had been partially charged down by $468,252 at March 31, 2013.  The charge-off was taken to write down the loan to the negotiated sales price of $1.3 million, and during the month of April 2013, has closed with no additional loss to the Company.  The remaining $1.2 million received in April of 2013 was for the payoff of a nonaccrual commercial construction loan and resulted in no loss to the Company.

TDR loans decreased $429,167 from December 31, 2012 to March 31, 2013.  The decrease was mainly due to the payoff of one commercial loan in the amount of $425,253.  We had one TDR loan relationship totaling $1.2 million that was reported as an impaired, nonperforming TDR that has now been reclassified as an impaired, performing TDR.  This relationship was reclassified as performing due to receiving timely payments for over 6 months since the restructuring, which was in September of 2012.  There were no additions to the TDR category during the first three months of 2013.  It is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement in accordance with paragraphs 310-10-35-20 through 35-26 and 310-10-35-37.  At March 31, 2013, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

The following table summarizes the Company’s TDR loans as of the dates indicated:

	March 31, 2013	December 31, 2012

Nonperforming TDR loans	$445,952	$1,645,224
Nonperforming TDR loans included in nonaccrual loans	1,816,683	2,241,937
Total nonperforming TDR loans	$2,262,635	$3,887,161

Performing TDR loans	1,991,062	795,703
Total TDR loans	$4,253,697	$4,682,864

Loans reported as impaired decreased to $16.7 million from the $18.2 million reported at December 31, 2012.  The decrease in impaired loans was primarily due to payoffs and pay downs totaling $1.1 million on two nonaccrual commercial loans and one nonaccrual residential mortgage loan.  We also recorded a partial charge-off in the amount of $468,252 on one nonaccrual commercial loan.

During the three months ended March 31, 2013, we added $1.5 million in loans to non-accrual status, which included one commercial construction loan in the amount of $1.2 million and two commercial relationships totaling $340,249.  Of these loan additions, two of the three relationships, or $1.5 million, were already deemed impaired at December 31, 2012 and had no impact on total impaired loans.  Adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets.  This growth in non-accruals was offset by the pay offs, charge-offs, dispositions, or payments on loans previously placed on nonaccrual as described in aforementioned paragraph.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Whenever a new fair value is determined, which is typically done on an annual basis in the OREO category, we report the property at that new value.   Our internal policy on OREO properties requires an updated appraisal every 12 to 24 months based on the property type.  OREO decreased by $74,633 in the first three months of 2013 as a result of one commercial real estate lot sale totaling $38,973, and the receipt of insurance proceeds on one commercial property in the amount of $35,660.  There were no additions to OREO for the three months ending March 31, 2013.

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

The allowance for loan losses at March 31, 2013 was $7.7 million, or 1.74% of total loans outstanding, a decrease of $624,744 from $8.3 million, or 1.84% of total loans outstanding, at December 31, 2012.  The provision for loan losses for the first three months in 2013 resulted in income of $275,000 compared to an expense of $750,000 for the first three months in 2012. The decrease in the allowance for loans losses was due to management’s continued focus on improving asset quality and profitability by reducing the balance of “watch list” or adversely rated loans categorized as “special mention”, “substandard”, or “doubtful”.  As a result, adversely rated loans decreased from a recorded investment of $37.6 million at December 31, 2012 to $32.1 million at March 31, 2013, which was a $5.5 million decrease or 15% reduction.  The reduction in the watch list was the result of payoffs and pay downs, charge-offs, upgrades in rating, and refinancing through another institution.

For the first three months of 2013, we were in a net charge-off position of $349,744 compared to a net charge-off position of $1.0 million for the first three months of 2012.  Of the $472,166 in charge-offs, $468,252 was from one commercial relationship, which was completely reserved for at December 31, 2012.  The charge-off was taken to write down the loan to the negotiated sales price of $1.3 million, and subsequent to March 31, 2013, has closed with no additional loss to the Company.

All Other Assets. All other assets decreased $650,625 as a result of decreases in net current and deferred tax assets, prepaid FDIC insurance, and OREO in the amounts of $262,944, $136,966, and $74,633, respectively.  Prepaid FDIC insurance decreased by $136,966 due to accruing the first quarter premiums for 2013.  OREO decreased by $74,633 as a result of one commercial real estate lot sale totaling $38,973, and the receipt of insurance proceeds on one commercial property in the amount of $35,660.  Other assets decreased in the amount of $2.2 million due to receiving cash for three security sales that traded in December of 2012, but settled in January of 2013.  These sales were offset by a $2.0 million investment in 2,000 shares of Senior Housing Crime Prevention’s preferred stock.

Deposits. Total deposits were $585.3 million at March 31, 2013 compared to $561.0 million at December 31, 2012.  The increase in total deposits was primarily related to an increase of $18.5 million HSAs, which are included in interest-bearing checking accounts, and an increase in brokered deposits by $9.0 million.  Offsetting the increase was a decrease of $6.5 million in money market accounts.  HSAs increased from a balance of $79.3 million at December 31, 2012 to $97.8 million at March 31, 2013, which is a 23.3% increase.  The increase in HSAs was largely due to the annual employer and employee funded contributions to HSAs, which is expected during the month of January each year.  Generally, after the large increase in the balance of HSAs during the first quarter, the balance tends to remain somewhat flat for the remainder of the year with fluctuations coming from accountholders making qualified contributions and withdrawals.  Brokered deposits increased from $90.2 million at December 31, 2012 to $99.2 million at March 31, 2013, which is a 10.0% increase.  The increase in brokered deposits was strategically planned by management to fund the remaining portion of the $25.0 million municipal bond leverage strategy.  As described in the Annual Report Form 10-K for December 31, 2012, this strategy was implemented in the fourth quarter of 2012 to preserve net interest income.  This strategy will add approximately $250,000 annually to net interest income, but will cause a decrease in net interest margin.

The following table summarizes the Company’s deposit balances at the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$110,715,440	18.9%	$108,147,229	19.3%
Interest-bearing checking	183,546,254	31.5%	170,047,196	30.4%
Money market	113,764,251	19.4%	120,253,915	21.4%
Savings	31,843,192	5.4%	28,874,130	5.1%
Time, under $100,000	25,846,697	4.4%	25,934,861	4.6%
Total core deposits	465,715,834	79.6%	453,257,331	80.8%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	20,324,026	3.4%	17,521,247	3.1%
Out-of-market non-core deposits:
Money market	12,039,083	2.1%	12,035,072	2.1%
Brokered certificate of deposits	87,198,152	14.9%	78,193,688	14.0%
Total out-of-market deposits	99,237,235	17.0%	90,228,760	16.1%
Total non-core deposits	119,561,261	20.4%	107,750,007	19.2%

Total deposits	$585,277,095	100.0%	$561,007,338	100.0%

Borrowings. The Company had borrowings of $26.0 million at March 31, 2013 compared to $54.9 million at December 31, 2012.  The decrease of $28.9 million during the first quarter was due to two long-term fixed rate FHLB advances maturing in the amount of $5.0 million and paying off all variable rate, short-term borrowings with the FHLB totaling $25.9 million.  These decreases were offset by replacing the matured FHLB Advances with a 0.62% fixed rate bullet for $2.0 million.  The current weighted average rate on the FHLB advances is 0.78% with a weighted average remaining maturity of 2.6 years.  We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at March 31, 2013 and December 31, 2012. We currently have two statutory trust subsidiaries, TCT2 and TCT 3.  TCT 2 moved from a fixed rate of 6.21% to a floating rate of LIBOR plus 1.34% in December 2010 on $8.0 million of debt.  TCT 3 moved from a fixed rate of 6.56% to a floating rate of LIBOR plus 1.69% on March 1, 2012 on the remaining $9.0 million of debt.  Interest rates at March 31, 2013 for TCT 2 and TCT 3 were 1.62% and 1.98%, respectively.

All Other Liabilities. All other liabilities were $4.2 million at March 31, 2013 and December 31, 2012.  Accrued liabilities decreased due to the payment of amounts accrued at year end for the 2012 Profit Sharing Plan and incentive bonuses.  This decrease was offset by an increase in other payables due to purchasing a municipal security at the end of March 2013 with a settlement date in April 2013.

Results of Operations

For the Three-Month Periods Ended March 31

Results of operations for the three-month period ended March 31, 2013 reflected net income of $2.0 million, or $0.43 per diluted share.  This was a $912,488 increase from net income of $1.1 million, or $0.22 per diluted share, reported for the three-month period ending March 31, 2012.  The increase in net income was the result of decreasing loan provision expense by $1.0 million, an increase in noninterest income of $681,398, and a decrease in noninterest expenses by $22,247.  These increases to net income were offset by a decrease in net interest income of $326,645 and an increase in income tax expense of $489,512 during the first quarter of 2013 compared to the first quarter of 2012.

Performance Ratios	March 31
	2013	2012

Return on average assets *	1.19%	0.65%
Return on average equity *	12.75%	6.94%
Net interest margin (TEY) *	3.49%	3.76%
Efficiency ratio	67.16%	70.67%

* annualized

Net Interest Income. Net interest income for the three-month periods ended March 31, 2013 and 2012 was $5.1 million and $5.4 million, respectively.  The reduction in net interest income of $326,645 from the first quarter of 2012 compared to 2013 was the result of a decrease in net interest margin.  The tax equivalent net interest margin for the first quarter of 2013 was 3.49%, while the tax equivalent net interest margin for the first quarter of 2012 was 3.76%.  The 27 basis point reduction was due to a decline in loan and investment yields and a shift in the components that make up our earning assets.

The primary driver for the decrease in net interest margin was the decrease in average loans of $23.7 million coupled with a 51 basis point decrease in loan yield, which amounted to a $791,403 decrease in interest income for the first quarter of 2013 compared to the first quarter of 2012.  Loan yield has decreased as a result of continual declines in lending rates in the local and national markets.  The tax equivalent investment yield also decreased to 2.91% at March 31, 2013 compared to 3.70% at March 31, 2012 due to a decline in reinvestment rates on securities, both taxable and tax exempt.  In an effort to decrease the impact of the decline in investment yield on net interest income, the average balance of available-for-sale securities was increased by $47.8 million for the same period.

At March 31, 2013 and 2012, average loans made up 69.5% and 76.4% of average earning assets, respectively, and average available-for-sale securities made up 28.8% and 22.2% of average earning assets, respectively.  As the mix of average earning assets begins to shift with more weight on the portfolio of available-for-sale securities, the tax equivalent net interest margin will continue to decline as well due to this type of portfolio naturally earning a lower yield than the loan portfolio.

This decrease in interest income was offset by a decrease in interest expense due to our cost of funds ratio decreasing from 1.02% at March 31, 2012 to 0.57% at March 31, 2013.  This 45 basis point reduction was mainly due to the falling interest rate environment and the shift in our deposit portfolio.  As reflected in the table below, we have experienced a shift in our deposit portfolio from certificates of deposit and brokered deposits to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds.  This shift in deposits and the lowering of rates decreased interest expense by $411,785 in the first quarter of 2013 compared to the first quarter of 2012.  On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a floating rate of LIBOR plus 169 basis points, which was 1.98% at March 31, 2013.  This change in interest rates saved $98,690 for the first quarter of 2013 compared to the first quarter of 2012.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	March 31, 2013			March 31, 2012
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$2,454	$3	0.50%	$2,601	$21	3.25%
Federal funds sold	3,146	1	0.13%	3,274	1	0.12%
Securities - taxable	91,424	257	1.14%	77,211	500	2.60%
Securities - tax exempt (1)	90,608	1,048	4.69%	57,035	736	5.19%
Loans held for sale	5,083	-	0.00%	2,647	-	0.00%
Loans	438,959	4,851	4.48%	462,661	5,643	4.91%
Total interest-earning assets	631,674	6,160	3.95%	605,429	6,901	4.58%
Allowance for loan losses	(8,425)			(9,620)
Cash and due from banks	15,731			34,724
Other assets	41,665			41,153
Total assets	$680,645			$671,686
Liabilities and Stockholders' Equity
Interest-bearing checking	$186,029	$37	0.08%	$154,398	$52	0.14%
Savings	29,820	3	0.04%	23,068	3	0.05%
Money market	129,790	35	0.11%	128,351	105	0.33%
Certificates of deposit	128,426	527	1.66%	151,071	854	2.27%
Short-term borrowings	1	-	0.00%	4	-	0.00%
FHLB advances	11,570	38	1.33%	11,872	47	1.59%
Junior subordinated debt	17,527	79	1.83%	17,527	178	4.08%
Total interest-bearing liabilities	503,163	719	0.58%	486,291	1,239	1.02%
Noninterest-bearing checking	107,414			115,246
Other liabilities	6,428			7,128
Stockholders' equity	63,640			63,021
Total liabilities and stockholders' equity	$680,645			$671,686
Net interest income		$5,441			$5,662
Rate Spread			3.37%			3.56%
Net interest income as a percent of average earning assets			3.49%			3.76%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. Provision for loan losses resulted in $275,000 of income during the first quarter of 2013 compared to 750,000 or 65 basis points, annualized, on average loans for the first quarter of 2012.  The income booked for the first quarter of 2013 was mainly due to continued improvement of the quality of our loan portfolio, and adversely rated loans being paid off or paid down.  At March 31, 2013, the recorded investment of adversely rated loans decreased 15%, or $5.5 million, from December 31, 2012.  The allowance for loan losses at March 31, 2013 totaled $7.7 million and was 1.74% of total loans outstanding on that date.  For the three-month period ended March 31, 2013 we were in a net charge-off position of $349,744, or 32 basis points, annualized, on average loans compared to net charge-off of $1.0 million, or 91 basis points, annualized, on average loans during the same period a year ago.  The charge-offs taken in the three-month period ending March 31, 2013 was primarily from one commercial relationship in the amount of $468,252, which was fully reserved for since December 31, 2012.

Noninterest income. Noninterest income was $2.7 million and $2.0 million for the first quarters of 2013 and 2012, respectively.  The $681,398 increase was primarily due to an increase in gains on sale of available-for-sale securities, trust and brokerage fees, and mortgage banking income in the amounts of $373,637, $113,340, and $99,978, respectively.   The gains on available-for-sale securities were taken early in the quarter to reposition those funds as a result of the sold securities either being recently downgraded  or no longer required to be pledged as collateral.  Gains on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio.  The increase reported in trust and brokerage fees was a result of an increase in assets under management by $73.3 million, which came from improvement in market conditions and increased production from March 31, 2012 to March 31, 2013.  Mortgage banking income was $330,034 for the first quarter of 2013 compared to $230,056 for the first quarter of 2012.  This increase was mainly due to a 44% increase in the volume of mortgage loans originated for sale compared to the same period in 2012.

Noninterest Expense. Noninterest expense was $5.2 million for both the first quarter of 2013 and the first quarter of 2012.  The main components of noninterest expense for the first quarter of 2013 were salaries and benefits of $2.9 million, occupancy and equipment of $637,314, data processing expenses of $437,446, and loan and professional expenses of $293,896.  While total noninterest expense remained flat for the three-month periods ending March 31, 2013 compared to March 31, 2012, there were variations in the individual components of noninterest expense for the same period.  OREO Expense decreased by $276,470 in the first quarter 2013 compared to first quarter 2012.  This reduction was mainly due to receiving three new appraisals in the first quarter of 2012 and writing down these three properties to fair value, which totaled $204,220.  FDIC insurance premiums decreased by $99,398 due to a reduction in the assessment rates specific to our premiums for the first quarter 2013 compared to the first quarter 2012.   Loan and professional expenses decreased for the same period in the amount of $37,519 due to the timing of accounting services performed.  Offsetting these decreases in the first quarter of 2013 compared to the first quarter of 2012, was an increase in other noninterest expense in the amount of $195,045 due to the company experiencing fraud loss of approximately $176,000 related to cashier’s checks.  The fraud loss that occurred during the first quarter of 2013 is expected to be partially or fully recovered during the second or third quarter of 2013.  Salaries and benefits were up by $132,655 for the first quarter 2013 compared to first quarter 2012 due to annual employee merit raises and an increase in the 2013 Profit Sharing accrual, which was due to the improvement in the Company’s earnings for the same period.  Data processing expenses were up primarily due to the increase in the number of accounts we have open and the timing of certain expenses specific to year end reporting.

Income Taxes. During the quarters ended March 31, 2013 and 2012, the Company recorded $830,505 and $340,993 in income taxes, respectively. The effective tax rate recorded for the three-month period was 29.3% for 2013 compared to 23.9% for 2012.  The effective tax rate increased for the three-month period ending March 31, 2013 due to tax exempt income decreasing as a percent of net income before tax.  Tax exempt income made up 44.1% of net income before tax at March 31, 2012 compared to 29.6% at March 31, 2013.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs.   We experienced an increase of $24.3 million in total deposits during the first three months of 2013, of which HSAs made up $18.5 million and brokered deposits made up $9.0 million of this growth.  We continue to encourage the growth of lower cost, in-market deposits while allowing higher cost in-market certificates of deposit to leave as they mature.  Additional funding needs are satisfied through FHLB advances and brokered deposits.  The use of brokered deposits offers us the flexibility to structure the duration and volume of funding that in-market deposits cannot provide.  As a result, we have chosen this type of funding vehicle over the past several years to increase profitability by matching the duration of our assets with that of our funding.  An example of this funding strategy occurred in the fourth quarter of 2012 when we implemented a municipal bond leverage strategy that match-funded $25.0 million in investments with $25.0 million of brokered deposits.  The $9.0 million in brokered deposits growth during the first three months of 2013 completed the funding of the municipal bond leverage strategy.  This strategy was implemented based on availability and prudent decision making that factored in interest rate sensitivity, capital needs, and company policy.  As balances grow in the lower cost deposits, specifically the HSA product, we have been and will be able to take advantage of the callable options on some of our brokered certificates of deposit by paying off this out-of-market funding based on our need, or lack thereof, for additional funding.  When assessing funding and liquidity needs, we project the future cash flow to determine the duration of the funding needed.  For example, we typically use short-term funding towards the end of the calendar year due to the annual inflow of HSA contributions made in January of the following year.

Currently, all $8.5 million of our FHLB advances are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty.  Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities.  In the aggregate these out-of-market deposits and borrowings represented $125.3 million, or 20.5% of our total funding, at March 31, 2013.  This was down from $145.1 million, or 23.6%, at December 31, 2012. Total deposits at March 31, 2013 were $585.3 million and the loan to deposit ratio was 75.2%.   Total borrowings at March 31, 2013 were $26.0 million.

Primary funding for the investment and loan portfolios will come from in-market sources through the marketing of products and the development of branch locations.  For additional funding needs, we will utilize wholesale and out-of-market brokered deposits to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources.    Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth.  Stockholders’ equity was $63.5 million and $63.7 million at March 31, 2013 and December 31, 2012, respectively. Affecting the decrease in stockholders’ equity during the first three months of 2013 was the repurchase of 70,000 common shares of stock in the amount of $862,222, dividends paid in the amount of $328,023 at $0.07 per share, and a $1.1 million decrease in unrealized gains, net of tax, on available-for-sale securities.  Offsetting these decreases to stockholder’s equity was $2.0 million in net income and $13,519 of additions to additional paid-in capital for grants and/or issuances of stock.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	March 31, 2013			December 31, 2012
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	11.25%	5.00%	4.00%	11.18%	5.00%	4.00%
Tier 1 risk-based	15.04%	6.00%	4.00%	14.65%	6.00%	4.00%
Total risk-based	16.29%	10.00%	8.00%	15.90%	10.00%	8.00%

The Bank
Leverage capital	10.90%	5.00%	4.00%	10.80%	5.00%	4.00%
Tier 1 risk-based	14.51%	6.00%	4.00%	14.10%	6.00%	4.00%
Total risk-based	15.76%	10.00%	8.00%	15.35%	10.00%	8.00%

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

.
PART II.  OTHER INFORMATION

Item 1a.   RISK FACTORS

In addition to the information throughout this report, you should carefully consider the factors discussed in Part I, Item 1a “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 6.   EXHIBITS

The following exhibits are furnished:

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for March 31, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for the three months ended March 31, 2013 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited).

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

TOWER FINANCIAL CORPORATION

Dated:  May 3, 2013                                                                                                                                   / s /  Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

       Dated:  May 3, 2013                                                                                                                                    / s /  Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer