Form 10-Q
period 2013-06-30
TOWER FINANCIAL CORP
filed 2013-08-02
CIK 1072847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [ ] No [ X ]

Number of shares of the issuer’s common stock, without par value, outstanding as of August 2, 2013: 4,672,485.

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

Typically, forward-looking statements are predictive and are not statements of historical fact, and the words "anticipate," "believe," "estimate," "seek," "expect," "plan," "intend," “think” and similar conditional expressions, as they relate to us or to management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and although we have based these expectations upon beliefs and assumptions we believe to be reasonable, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

●	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
●	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
●	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
●	the impact of a prolonged low interest rate environment on our ability to produce net interest income;
●	the effect of general economic and monetary conditions and the regulatory environment on our ability to attract deposits, make loans and achieve satisfactory interest spreads;
●	the impact of a high concentration of loans in commercial and commercial real estate loans;
●	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
●	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
●	restrictions or additional capital requirements imposed on us by our regulators, specifically Basel III;
●	dependence on our key banking and management personnel; and
●	the risk that our controls and procedures may fail or be circumvented.

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

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	page no.

	Consolidated Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Condensed Statements of Income and Comprehensive Income/(Loss) for the three and six months ended June 30, 2013 (unaudited)and June 30, 2012 (unaudited)	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	7

	Notes to Consolidated Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1a.	Risk Factors	46

Item 6.	Exhibits	47

SIGNATURES		47

Tower Financial Corporation

Consolidated Condensed Balance Sheets

At June 30, 2013 (unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,508,566	$11,958,507
Short-term investments and interest-earning deposits	48,184	159,866
Federal funds sold	2,949,757	2,727,928
Total cash and cash equivalents	12,506,507	14,846,301

Long-term interest-earning deposits	603,684	457,000
Trading securities	213,353	-
Securities available for sale, at fair value	179,635,351	174,383,499
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	5,275,457	4,933,299

Loans	438,565,317	450,465,610
Allowance for loan losses	(7,792,325)	(8,288,644)
Net loans	430,772,992	442,176,966

Premises and equipment, net	8,721,230	8,904,214
Accrued interest receivable	2,657,862	2,564,503
Bank owned life insurance (BOLI)	20,724,276	17,672,783
Other real estate owned (OREO)	1,708,710	1,908,010
Prepaid FDIC insurance	-	925,337
Other assets	14,313,389	11,393,469

Total assets	$680,940,511	$683,973,081

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$106,089,363	$108,147,229
Interest-bearing	475,501,982	452,860,109
Total deposits	581,591,345	561,007,338

Short-term borrowings	395,620	9,093,652
Federal Home Loan Bank (FHLB) advances	14,500,000	28,300,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	104,143	107,943
Other liabilities	5,315,406	4,191,237
Total liabilities	619,433,514	620,227,170

STOCKHOLDERS' EQUITY
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,949,335 and 4,941,994 issued at June 30, 2013 and December 31, 2012; 4,672,485 and 4,735,144 shares outstanding at June 30, 2013 and December 31, 2012, respectively	44,890,315	44,834,605
Retained earnings	20,824,956	17,880,539
Accumulated other comprehensive income/(loss), net of tax of ($374,292) at June 30, 2013 and $1,880,433 at December 31, 2012	(726,566)	3,650,253
Treasury stock, at cost, 276,850 and 206,850 shares at June 30, 2013 and December 31, 2012, respectively	(3,481,708)	(2,619,486)
Total stockholders' equity	61,506,997	63,745,911

Total liabilities and stockholders' equity	$680,940,511	$683,973,081

 The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Income and Comprehensive Income/(Loss)

For the three and six months ended June 30, 2013 and 2012

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$4,932,692	$5,596,283	$9,784,034	$11,239,028
Securities - taxable	291,493	525,259	548,246	1,025,245
Securities - tax exempt	704,755	493,811	1,397,113	979,486
Other interest income	2,853	7,289	7,171	29,837
Total interest income	5,931,793	6,622,642	11,736,564	13,273,596
Interest expense:
Deposits	616,358	787,900	1,218,391	1,801,718
Short-term borrowings	-	91	1	98
FHLB advances	29,106	29,753	67,061	76,765
Junior subordinated debt	81,519	99,003	160,771	276,945
Total interest expense	726,983	916,747	1,446,224	2,155,526
Net interest income	5,204,810	5,705,895	10,290,340	11,118,070
Provision for loan losses	300,000	925,000	25,000	1,675,000
Net interest income after provision for loan losses	4,904,810	4,780,895	10,265,340	9,443,070
Noninterest income:
Trust and brokerage fees	1,061,916	923,195	2,119,916	1,867,855
Service charges	266,811	277,788	552,908	570,861
Mortgage banking income	312,367	374,765	642,401	604,821
Net gain on sale of available-for-sale securities	33,161	32,101	441,396	66,699
Net debit card interchange income	211,417	197,645	445,836	401,501
Earnings from BOLI	156,699	147,446	301,493	291,490
Other income	268,520	172,622	504,084	338,080
Total noninterest income	2,310,891	2,125,562	5,008,034	4,141,307
Noninterest expense:
Salaries and benefits	2,914,818	2,855,719	5,839,426	5,647,672
Occupancy and equipment	620,959	623,056	1,258,273	1,251,409
Marketing	162,981	99,108	282,334	195,305
Data processing	386,233	318,567	823,679	689,620
Loan and professional costs	412,322	345,007	706,218	676,422
Office supplies and postage	47,288	38,606	94,592	109,005
Courier services	53,652	59,592	112,232	117,333
Business development	128,960	119,720	244,501	240,612
Communications expense	41,390	44,960	94,713	105,746
FDIC insurance premiums	123,355	137,463	269,449	382,955
OREO, net	38,635	175,654	20,410	433,899
Other expense	157,695	207,722	569,161	424,143
Total noninterest expense	5,088,288	5,025,174	10,314,988	10,274,121
Income before income taxes	2,127,413	1,881,283	4,958,386	3,310,256
Income tax expense	528,881	516,549	1,359,386	857,542
Net income	1,598,532	1,364,734	3,599,000	2,452,714

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Income and Comprehensive Income/(Loss) (Continued)

For the three and six months ended June 30, 2013 and 2012

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income:	$1,598,532	$1,364,734	$3,599,000	$2,452,714

Other comprehensive income/(loss) net of tax:
Change in securities available-for-sale:
Unrealized holding gains on securities for which other-than-temporary impairment has been recorded	-	6,097	-	462

Unrealized holding gains/(losses) on available-for-sale securities arising during the period	(4,929,088)	305,922	(6,190,148)	619,846
Reclassification adjustment for gains realized in income on available-for-sale securities	(33,161)	(32,101)	(441,396)	(66,699)
Net unrealized gains/(losses)	(4,962,249)	273,821	(6,631,544)	553,147
Income tax expense/(benefit)	(1,687,165)	95,172	(2,254,725)	188,227
Total other comprehensive income/(loss)	(3,275,084)	184,746	(4,376,819)	365,382
Total comprehensive income/(loss)	$(1,676,552)	$1,549,480	$(777,819)	$2,818,096

Basic earnings per common share	$0.34	$0.28	$0.77	$0.51
Diluted earnings per common share	$0.34	$0.28	$0.77	$0.51
Average common shares outstanding	4,667,807	4,853,136	4,682,040	4,853,136
Average common shares and dilutive potential common shares outstanding	4,668,104	4,853,136	4,682,185	4,853,136

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Changes in Stockholders' Equity

For the six months ended June 30, 2013 and 2012 (unaudited)

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income			2,452,714			2,452,714

Other comprehensive income, net of tax				365,382		365,382
Total comprehensive income						2,818,096

Stock-based compensation expense		18,362				18,362

Balance, June 30, 2012	$-	$44,561,157	$17,522,829	$3,733,920	$(884,376)	$64,933,530

Balance, January 1, 2013	$-	$44,834,605	$17,880,539	$3,650,253	$(2,619,486)	$63,745,911

Net income			3,599,000			3,599,000

Other comprehensive loss, net of tax				(4,376,819)		(4,376,819)
Total comprehensive loss						(777,819)

Cash dividends paid ($0.14 per share)			(654,583)			(654,583)

Stock-based compensation expense		28,950				28,950

Exercised 2,000 shares of stock options		26,760				26,760

Repurchase of 70,000 shares of common stock					(862,222)	(862,222)

Balance, June 30, 2013	$-	$44,890,315	$20,824,956	$(726,566)	$(3,481,708)	$61,506,997

The following notes are an integral part of the financial statements

Tower Financial Corporation

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

	(unaudited)	(unaudited)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$3,599,000	$2,452,714
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,079,832	1,039,797
Provision for loan losses	25,000	1,675,000
Stock-based compensation expense	28,950	18,362
Earnings on BOLI	(301,493)	(291,490)
Net gains on trading securities	(6,344)	-
Gain on sale of available-for-sale (AFS) securities	(441,396)	(66,699)
Loss on disposal of premises and equipment	639	2,217
Gain on sale of loans	(642,401)	(604,821)
Loans originated for sale	(30,825,781)	(22,982,818)
Proceeds from the sale of loans held for sale	31,126,024	22,697,229
(Gain)loss on sale of OREO	(70,774)	6,789
Write-downs of OREO	-	327,970
Change in accrued interest receivable	(93,359)	253,230
Change in other assets	260,143	738,375
Change in accrued interest payable	(3,800)	(2,039,710)
Change in other liabilities	1,124,169	(1,188,012)
Net cash from operating activities	5,858,409	2,038,133
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	(146,684)	(7,000)
Net change in loans	9,940,592	(1,134,611)
Purchase of securities AFS	(41,732,483)	(13,446,276)
Purchase of trading securities	(207,009)	-
Purchase of life insurance	(2,750,000)	-
Proceeds from maturities, calls and paydowns of securities AFS	21,902,409	16,793,681
Proceeds from the sale of portfolio loans	1,300,000	780,828
Proceeds from sale of securities AFS	6,641,706	2,850,299
Purchase of premises, equipment, and leasehold improvements	(151,120)	(262,115)
Proceeds on sale of OREO	408,456	243,738
Net cash from (used in) investing activities	(4,794,133)	5,818,544
Cash flows from financing activities:
Net change in deposits	20,584,007	(50,551,270)
Gross proceeds from stock options exercised	26,760	-
Cash dividends paid on common stock	(654,583)	-
Repurchase of common stock	(862,222)	-
Proceeds from long-term FHLB advances	2,000,000	3,500,000
Repayment of short-term FHLB advances	(10,800,000)	-
Repayment of long-term FHLB advances	(5,000,000)	(2,000,000)
Change in short-term borrowings	(8,698,032)	-
Net cash used in financing activities	(3,404,070)	(49,051,270)
Net change in cash and cash equivalents	(2,339,794)	(41,194,593)
Cash and cash equivalents, beginning of year	14,846,301	67,272,022
Cash and cash equivalents, end of year	$12,506,507	$26,077,429
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,450,024	$4,195,236
Income taxes	520,000	350,000
Non-cash Items:
Transfer of loans to OREO	138,382	-
Transfer of loans from held for sale	-	2,969,427

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated balance sheet at June 30, 2013 and its consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2013 and June 30, 2012 and changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. Those adjustments consist of only normal recurring adjustments. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The results for the period ended June 30, 2013 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2012 and 2011 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 4 - Trading Assets

Trading assets, at fair value, consist of the following at June 30, 2013 and December 31, 2012:

Trading Assets	June 30, 2013	December 31, 2012
Marketable equity securities - mutual funds	$213,353	$-

The unrealized gains and losses on trading assets for the three months ended June 30, 2013 and 2012, respectively, are listed below:

	June 30,
	2013	2012
Gross gains	$4,448	$-
Gross losses	2,565	-
	$1,883	$-

The unrealized gains and losses on trading assets for the six months ended June 30, 2013 and 2012, respectively, are listed below:

	June 30,
	2013	2012
Gross gains	$8,909	$-
Gross losses	2,565	-
	$6,344	$-

Note 5 - Securities

The fair value and amortized cost of securities at June 30, 2013 and December 31,2012 were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of state and political subdivisions	$94,045,236	$2,048,895	$(3,977,081)	$92,117,050
Mortgage-backed securities (residential)	81,213,930	1,396,462	(601,477)	82,008,915
Mortgage-backed securities (commercial)	4,574,144	138,314	(120,972)	4,591,486
Equity securities	902,900	15,000		917,900
Total Securities	$180,736,210	$3,598,671	$(4,699,530)	$179,635,351

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of state and political subdivisions	$87,358,236	$4,249,120	$(799,855)	$90,807,501
Taxable obligations of state and political subdivisions	2,037,517	274,823	-	2,312,340
Mortgage-backed securities (residential)	75,410,166	1,672,403	(94,313)	76,988,256
Mortgage-backed securities (commercial)	3,143,993	228,509	-	3,372,502
Equity securities	902,900	-	-	902,900
Total Securities	$168,852,812	$6,424,855	$(894,168)	$174,383,499

The proceeds from sales of available-for-sale securities and the associated gains and losses for the three months ended June 30, 2013 and 2012, respectively, are listed below:

	Three Months Ended June 30,
	2013	2012
Proceeds from available-for-sale securities	$902,677	$2,170,651
Gross gains	33,161	34,554
Gross losses	-	2,453

For the three months ended June 30, 2013 and 2012, the tax provision related to these net gains from sales of available-for-sale securities were $11,275 and $10,914, respectively. The net gain from sales of available-for-sale securities, less the related tax expense, is a reclassification out of accumulated other comprehensive income/(loss). The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income/(loss).

The proceeds from sales of securities and the associated gains and losses for the six months ended June 30, 2013 and 2012, respectively, are listed below:

	Six Months Ended June 30,
	2013	2012
Proceeds from available-for-sale securities	$6,641,706	$2,850,299
Gross gains	441,396	69,214
Gross losses	-	2,453

For the six months ended June 30, 2013 and 2012, the tax provision related to these net gains from sales of available-for-sale securities were $150,075 and $22,699, respectively. There was also $62 of gross losses on calls of available-for-sale-securities for the six months ended June 30, 2012. The net gain from sales of available-for-sale securities, less the related tax expense, is a reclassification out of accumulated other comprehensive income/(loss). The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income/(loss).

The fair values and amortized costs of debt securities available for sale at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities and equity securities are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	6/30/2013
	Amortized Cost	Fair Value
Available-for-sale securities:

Mortgage-backed securities:
Mortgage-backed securities (residential)	$81,213,930	$82,008,915
Mortgage-backed securities (commercial)	4,574,144	4,591,486
Total mortgage-backed securities	$85,788,074	$86,600,401

Obligations of state and political subdivisions:
Due in one year or less	$1,411,945	$1,419,624
Due after one to five years	5,768,483	5,925,208
Due after five to ten years	20,492,100	21,464,543
Due after ten years	66,372,708	63,307,675
Total obligations of state and political subdivisions	$94,045,236	$92,117,050

Equity securities
Equity securities	$902,900	$917,900

	12/31/2012
	Amortized Cost	Fair Value
Available-for-sale securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	$75,410,166	$76,988,256
Mortgage-backed securities (commercial)	3,143,993	3,372,502
Total mortgage-backed securities	$78,554,159	$80,360,758

Obligations of state and political subdivisions:
Due in one year or less	$1,605,182	$1,636,783
Due after one to five years	5,329,876	5,483,599
Due after five to ten years	17,512,040	19,046,647
Due after ten years	62,911,138	64,640,472
Total obligations of state and political subdivisions	$87,358,236	$90,807,501

Taxable obligations of state and political subdivisions:
Due after ten years	2,037,517	2,312,340
Total obligations of state and political subdivisions	$2,037,517	$2,312,340
Equity securities
Equity securities	$902,900	$902,900

Securities with a carrying value of $20.7 million and $15.5 million were pledged to secure borrowings from the FHLB at June 30, 2013 and December 31, 2012, respectively. Securities with a carrying value of $2.5 million and $2.6 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at June 30, 2013 and December 31, 2012, respectively. The Company pledges securities at correspondent banks to secure federal funds lines of credit. Securities with a carrying value of $6.7 million were pledged at Zions Bank at June 30, 2013, and securities with a carrying value of $8.8 million were pledged at Zions Bank and Wells Fargo at December 31, 2012. At June 30, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at June 30, 2013 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Obligations of state and political subdivisions	$42,233,407	$(3,977,081)	$-	$-	$42,233,407	$(3,977,081)
Mortgage-backed securities (residential)	22,735,183	(567,704)	911,867	(33,773)	23,647,050	(601,477)
Mortgage-backed securities (commercial)	2,517,576	(120,972)	-	-	2,517,576	(120,972)
Total available-for-sale securities	$67,486,166	$(4,665,757)	$911,867	$(33,773)	$68,398,033	$(4,699,530)

Securities with unrealized losses at December 31, 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Obligations of state and political subdivisions	$32,905,101	$(799,855)	$-	$-	$32,905,101	$(799,855)
Mortgage-backed securities (residential)	17,371,951	(93,312)	1,142,901	(1,001)	18,514,852	(94,313)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Total available-for-sale securities	$50,277,052	$(893,167)	$1,142,901	$(1,001)	$51,419,953	$(894,168)

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

When other-than-temporary impairment occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the amortized cost basis of the investment and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of June 30, 2013, Tower Financial Corporation’s security portfolio consisted of 282 securities, 73 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of state and political subdivisions and mortgage-backed securities, as discussed below:

Mortgage-backed Securities

At June 30, 2013, approximately 83.5% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

As of June 30, 2013, we held $12.6 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital. The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis. Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Obligations of State and Political Subdivisions

At June 30, 2013, the majority of the obligations of state and political subdivisions are credit rated A or above. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality of the underlying municipalities.

There were no credit losses relating to debt securities recognized in earnings for the three and six months ended June 30, 2013 and June 30, 2012. The debt securities that were deemed to be other-than-temporarily impaired at June 30, 2012 were sold during the fourth quarter of 2012. There were no debt securities deemed to be OTTI during the three and six months ended June 30, 2013.

Note 6 - Loans and Allowance for Loan Losses

Loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Balance	%	Balance	%
Commercial	$209,012,196	47.6%	$209,781,217	46.5%
Commercial real estate
Construction	29,363,307	6.7%	31,072,771	6.9%
Other	81,812,429	18.6%	82,553,249	18.3%
Residential real estate
Traditional	52,863,125	12.0%	54,042,379	12.0%
Jumbo	25,115,410	5.7%	29,053,502	6.4%
Home equity	30,503,923	6.9%	33,073,555	7.3%
Consumer	10,546,430	2.5%	11,394,762	2.6%
Total loans	439,216,820	100.0%	450,971,435	100.0%
Net deferred loan costs (fees)	(651,503)		(505,825)
Allowance for loan losses	(7,792,325)		(8,288,644)
Net loans	$430,772,992		$442,176,966

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended June 30, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 4/1/2013	$3,538,746	$3,561,776	$216,388	$193,645	$31,379	$121,966	$7,663,900
Provision (credit)/expense	488,337	(129,698)	(5,760)	(374)	(4,310)	(48,195)	300,000
Charge-offs	(240,053)	(17,000)	-	-	-	-	(257,053)
Recoveries	80,952	-	-	1,983	2,543	-	85,478
Ending Balance 6/30/2013	$3,867,982	$3,415,078	$210,628	$195,254	$29,612	$73,771	$7,792,325

For the six months ended June 30, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2013	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644
Provision (credit)/expense	241,398	(201,572)	19,079	(18,471)	(507)	(14,927)	25,000
Charge-offs	(712,219)	(17,000)	-	-	-	-	(729,219)
Recoveries	200,507	-	-	4,414	2,979	-	207,900
Ending Balance 6/30/2013	$3,867,982	$3,415,078	$210,628	$195,254	$29,612	$73,771	$7,792,325

For the three months ended June 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 4/1/2012	$3,824,289	$4,325,001	$298,224	$563,029	$29,215	$68,690	$9,108,448
Provision (credit)/expense	388,648	380,311	199,359	11,495	(4,557)	(50,256)	925,000
Charge-offs	(508,297)	(227,261)	(56,500)	(337,833)	-	-	(1,129,891)
Recoveries	93,894	23,725	-	9,603	1,000	-	128,222
Ending Balance 6/30/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779

For the six months ended June 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision (credit)/expense	136,876	1,055,599	(82,988)	537,505	71,839	(43,831)	1,675,000
Charge-offs	(508,297)	(1,283,496)	(56,500)	(379,494)	(66,412)	-	(2,294,199)
Recoveries	206,677	23,725	-	11,360	1,203	-	242,965
Ending Balance 6/30/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the three months ended	June 30, 2013	June 30, 2012
Commercial	$1,300,000	$-

For the six months ended	June 30, 2013	June 30, 2012
Commercial	$1,300,000	$780,828

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,766,924	$2,101,058	$3,867,982
Commercial Real Estate
Construction	-	450,988	450,988
Other	-	2,964,090	2,964,090
Residential Real Estate
Traditional	-	142,789	142,789
Jumbo	-	67,839	67,839
Home Equity	-	195,254	195,254
Consumer	-	29,612	29,612
Unallocated	-	73,771	73,771
Total	$1,766,924	$6,025,401	$7,792,325

Loans:
Commercial	$11,773,104	$197,681,252	$209,454,356
Commercial Real Estate
Construction	2,065,165	27,188,097	29,253,262
Other	738,521	81,071,911	81,810,432
Residential Real Estate
Traditional	-	52,892,544	52,892,544
Jumbo	1,379,853	23,749,534	25,129,387
Home Equity	-	30,687,314	30,687,314
Consumer	-	10,633,736	10,633,736
Unallocated	-	-	-
Total	$15,956,643	$423,904,388	$439,861,031

December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,863,569	$2,274,727	$4,138,296
Commercial Real Estate
Construction	104,000	415,535	519,535
Other	-	3,114,115	3,114,115
Residential Real Estate
Traditional	-	124,576	124,576
Jumbo	-	66,973	66,973
Home Equity	-	209,311	209,311
Consumer	-	27,140	27,140
Unallocated	-	88,698	88,698
Total	$1,967,569	$6,321,075	$8,288,644

Loans:
Commercial	$12,011,267	$198,361,867	$210,373,134
Commercial Real Estate
Construction	3,980,626	27,003,008	30,983,634
Other	753,136	81,784,775	82,537,911
Residential Real Estate
Traditional	-	54,120,324	54,120,324
Jumbo	1,399,283	27,696,123	29,095,406
Home Equity	-	33,264,786	33,264,786
Consumer	-	11,506,816	11,506,816
Unallocated	-	-	-
Total	$18,144,312	$433,737,699	$451,882,011

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$3,217,366	$2,914,037	$-
Commercial Real Estate
Construction	5,309,262	2,065,165	-
Other	864,459	738,521	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,911,348	1,379,853	-
Home Equity	-	-	-
Consumer	-	-	-
	11,302,435	7,097,576	-
With related allowance recorded:
Commercial	9,107,418	8,859,067	1,766,924
Commercial Real Estate
Construction	-	-	-
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	9,107,418	8,859,067	1,766,924

	$20,409,853	$15,956,643	$1,766,924

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732,989	$2,473,705	$-
Commercial Real Estate
Construction	6,562,426	3,339,120	-
Other	872,074	753,136	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,930,616	1,399,283	-
Home Equity	-	-	-
Consumer	-	-	-
	12,098,105	7,965,244	-
With related allowance recorded:
Commercial	9,638,777	9,537,562	1,863,569
Commercial Real Estate
Construction	641,577	641,506	104,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	10,280,354	10,179,068	1,967,569

	$22,378,459	$18,144,312	$1,967,569

For the tables directly above, the recorded investment in loans includes accrued interest receivable and loan origination fees, net. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three months ended June 30, 2013 and June 30, 2012:

For three months ended	June 30, 2013	June 30, 2012
Average impaired loans during the period:
Commercial	$10,401,681	$8,414,546
Commercial Real Estate
Construction	3,169,416	3,084,656
Other	1,400,089	2,374,803
Residential Real Estate
Traditional	-	-
Jumbo	1,384,832	1,368,552
Home Equity	-	373,917

Interest recognized on impaired loans:
Commercial	154,367	32,575
Commercial Real Estate
Construction	6,597	44,315
Other	2,034	10,445
Residential Real Estate
Traditional	-	-
Jumbo	-	7,459
Home Equity	-	5,160

Cash-basis interest income recognized:
Commercial	159,953	32,339
Commercial Real Estate
Construction	7,326	43,152
Other	2,034	10,394
Residential Real Estate
Traditional	-	-
Jumbo	-	2,333
Home Equity	-	-

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the six months ended June 30, 2013 and June 30, 2012:

For six months ended	June 30, 2013	June 30, 2012
Average impaired loans during the period:
Commercial	$10,469,353	$8,600,021
Commercial Real Estate
Construction	3,634,095	3,702,391
Other	1,404,354	2,508,651
Residential Real Estate
Traditional	-	-
Jumbo	1,389,649	1,271,287
Home Equity	-	458,375

Interest recognized on impaired loans:
Commercial	232,842	127,940
Commercial Real Estate
Construction	63,329	85,566
Other	4,048	74,273
Residential Real Estate
Traditional	-	-
Jumbo	-	7,459
Home Equity	-	5,699

Cash-basis interest income recognized:
Commercial	231,683	99,734
Commercial Real Estate
Construction	49,596	80,693
Other	4,048	68,552
Residential Real Estate
Traditional	-	-
Jumbo	-	2,333
Home Equity	-	472

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$5,781,119	$-
Commercial Real Estate
Construction	2,065,165	-
Other	738,521	377,423
Residential Real Estate
Traditional	734,395	132,502
Jumbo	1,379,853	-
Home Equity	193,332	28,972
Consumer	-	-
Total	$10,892,385	$538,897

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$8,899,434	$-
Commercial Real Estate
Construction	2,789,835	-
Other	753,136	-
Residential Real Estate
Traditional	1,055,284	109,768
Jumbo	1,399,283	-
Home Equity	84,611	-
Consumer	-	2,681
Total	$14,981,583	$112,449

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012:

June 30, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$835,756	$72,173	$2,279,194	$3,187,123	$206,267,233
Commercial Real Estate
Construction	-	92,490	2,065,165	2,157,655	27,095,607
Other	1,248,747	90,260	994,563	2,333,570	79,476,862
Residential Real Estate
Traditional	891,613	-	866,897	1,758,510	51,134,034
Jumbo	-	-	1,379,853	1,379,853	23,749,534
Home Equity	188,753	-	109,730	298,483	30,388,831
Consumer	73,499	55,889	-	129,388	10,504,348
Total	$3,238,368	$310,812	$7,695,402	$11,244,582	$428,616,449

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$811,194	$298,560	$6,625,351	7,735,105	$202,638,029
Commercial Real Estate
Construction	-	1,190,791	1,203,867	2,394,658	28,588,976
Other	3,885,019	-	624,585	4,509,604	78,028,307
Residential Real Estate
Traditional	294,459	355,134	1,165,052	1,814,645	52,305,679
Jumbo	-	-	1,399,283	1,399,283	27,696,123
Home Equity	8,757	9,082	84,611	102,450	33,162,336
Consumer	122,580	30,697	2,681	155,958	11,350,858
Total	$5,122,009	$1,884,264	$11,105,430	$18,111,703	$433,770,308

Troubled Debt Restructurings:

The Company has allocated $775,000 and $260,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. The Company has not committed to lend additional funds to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

There was one loan modification during the three and six month periods ending June 30, 2013 that met the definition of a troubled debt restructuring. The modification of the terms included renewing a collateral deficient commercial loan to a borrower experiencing financial difficulty. During the three and six months ending June 30, 2012, there were two loans modified that met the definition of a troubled debt restructuring.  Both of these customers were experiencing financial difficulty, and the modification of the terms included decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan and renewing a collateral deficient commercial loan.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the three and six months ending June 30, 2013 and June 30, 2012:

	June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	1	$328,351	$328,351

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

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of June 30, 2013 and June 30, 2012:

	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	-	$-	1	$371,652
Commercial Real Estate:
Construction	3	1,246,330	2	1,280,594
Other	2	351,218	2	477,518

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted as of June 30, 2013 described above reduced the allowance for loan losses by $17,000 as a result of charge offs taken during the three and six-month period ending June 30, 2013. The troubled debt restructurings that subsequently defaulted as of June 30, 2012 described above increased the allowance for loan losses by $34,000 due to taking additional reserves during the three and six-month period ending June 30, 2012.

The terms of certain other loans were modified during the six months ending June 30, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2013 of $25.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

June 30, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,049,223	$6,931,686	$8,692,328	$5,781,119
Commercial Real Estate
Construction	-	24,869,738	1,809,725	508,634	2,065,165
Other	-	73,219,379	1,965,935	5,886,597	738,521
Residential Real Estate
Traditional	52,892,544	-	-	-	-
Jumbo	23,749,534	-	-	-	1,379,853
Home Equity	30,687,314	-	-	-	-
Consumer	10,633,736	-	-	-	-
Total	$117,963,128	$286,138,340	$10,707,346	$15,087,559	$9,964,658

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,915,297	$1,466,775	$11,091,628	$8,899,434
Commercial Real Estate
Construction	-	24,992,377	2,010,631	1,190,791	2,789,835
Other	-	73,747,287	2,028,714	6,008,773	753,137
Residential Real Estate
Traditional	54,120,324	-	-	-	-
Jumbo	27,696,123	-	-	-	1,399,283
Home Equity	33,264,786	-	-	-	-
Consumer	11,506,816	-	-	-	-
Total	$126,588,049	$287,654,961	$5,506,120	$18,291,192	$13,841,689

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity. The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of June 30, 2013 and December 31, 2012:

June 30, 2013	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$51,134,034	$891,613	$132,502	$734,395
Jumbo	23,749,534	-	-	1,379,853
Home Equity	30,276,257	188,753	28,972	193,332
Consumer	10,504,348	129,388	-	-
Total	$115,664,173	$1,209,754	$161,474	$2,307,580

December 31, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,305,679	$649,593	$109,768	$1,055,284
Jumbo	27,696,123	-	-	1,399,283
Home Equity	33,162,336	17,839	-	84,611
Consumer	11,350,858	153,277	2,681	-
Total	$124,514,996	$820,709	$112,449	$2,539,178

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

The Company uses the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1), which include equity mutual funds. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our municipal bonds and mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which at June 30, 2013 included one equity security. The fair value of Level 3 securities is highly sensitive to assumption changes and market volatility due to current market conditions as well as the limited trading activity of these securities.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Trading securities
Equity mutual funds	$213,353	$-	$-	$213,353
Total	$213,353	$-	$-	$213,353

Available-for-sale securities:
Obligations of state and political subdivisions	$-	$92,117,050	$-	$92,117,050
Mortgage-backed securities (residential)	-	82,008,915	-	82,008,915
Mortgage-backed securities (commercial)	-	4,591,486	-	4,591,486
Equity securities	-	-	917,900	917,900
Total	$-	$178,717,451	$917,900	$179,635,351

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of state and political subdivisions	$-	$90,807,501	$-	$90,807,501
Taxable obligations of state and political subdivisions	-	2,312,340	-	2,312,340
Mortgage-backed securities (residential)	-	76,988,256	-	76,988,256
Mortgage-backed securities (commercial)	-	3,372,502	-	3,372,502
Equity securities	-	-	902,900	902,900
Total	$-	$173,480,599	$902,900	$174,383,499

The following tables represent the changes in the Level 3 fair-value category for the three and six months ended June 30, 2013 and 2012. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
Mortgage-backed securities (residential)	2013	2012
Beginning Balance, April 1	$-	$313,819
Principal paydowns	-	(13,360)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	6,098
Purchases of Level 3 securities	-	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, June 30	$-	$306,557

	Three Months Ended June 30,
Equity securities	2013	2012
Beginning Balance, April 1	$902,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	15,000	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, June 30	$917,900	$-

	Six Months Ended June 30,
Mortgage-backed securities (residential)	2013	2012
Beginning Balance, January 1	$-	$13,086,544
Principal paydowns	-	(894,348)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(23,858)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	81,251
Purchases of Level 3 securities	-	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(11,943,032)
Ending Balance, June 30	$-	$306,557

	Six Months Ended June 30,
Obligations of state and politicial subdivisions	2013	2012
Beginning Balance, January 1	$-	$3,686,288
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(42)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	(5,581)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(3,680,665)
Ending Balance, June 30	$-	$-

	Six Months Ended June 30,
Equity securities	2013	2012
Beginning Balance, January 1	$902,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	15,000	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, June 30	$917,900	$-

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the three and six months ending June 30, 2013:

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$917,900	Market comparable securities	Comparability adjustments		Not available

Collateral-dependent impaired loans	1,333,577	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$902,900	Market comparable securities	Comparability adjustments		Not available

Other real estate owned	1,469,565	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	10,245,046	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$611,774	$611,774
Commercial Real Estate
Construction			360,141	360,141
Other			361,662	361,662

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$6,491,503	$6,491,503
Commercial Real Estate
Construction			1,985,598	1,985,598
Other			368,662	368,662
Residential Real Estate
Traditional			-	-
Jumbo			1,399,283	1,399,283
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			1,093,265	1,093,265
Other			226,000	226,000
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at June 30, 2013 and December 31, 2012. Only financial instruments are shown.

	Fair Value Measurements Using:
June 30, 2013	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,506,507	$12,506,507	$-	$-
Long-term interest-bearing deposits	603,684	-	603,684	-
Trading securities	213,353	213,353	-	-
Securities available for sale	179,635,351	-	178,717,451	917,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	5,275,457	-	5,275,457	-
Loans, net	430,772,992	-	-	436,789,786
Accrued interest receivable	2,657,862	-	2,657,862	-
Financial liabilities:
Deposits	(581,591,345)	-	(579,253,488)	-
Short-term borrowings	(395,620)	-	(395,620)	-
FHLB advances	(14,500,000)	-	(14,437,400)	-
Junior subordinated debt	(17,527,000)	-	-	(6,163,557)
Accrued interest payable	(104,143)	-	(104,143)	-

	Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,846,301	$14,846,301	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available for sale	174,383,499	-	173,480,599	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,933,299	-	4,933,299	-
Loans, net	442,176,966	-	-	449,833,513
Accrued interest receivable	2,564,503	-	2,564,503	-
Financial liabilities:
Deposits	(561,007,338)	-	(563,043,048)	-
Short-term borrowings	(9,093,652)	-	(9,093,652)	-
FHLB advances	(28,300,000)	-	(28,337,750)	-
Junior subordinated debt	(17,527,000)	-	-	(6,080,121)
Accrued interest payable	(107,943)	-	(107,943)	-

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

Note 8 - Federal Home Loan Bank Advances

At June 30, 2013 and December 31, 2012, advances from the Federal Home Loan Bank ("FHLB") were:

	June 30, 2013	December 31, 2012

0.46% bullet advance, principal due at maturity February 15, 2013	-	3,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	-	2,000,000
0.49% variable rate advance, principal due at maturity June 12, 2013	-	3,300,000
0.49% variable rate advance, principal due at maturity June 17, 2013	-	7,000,000
0.49% variable rate advance, principal due at maturity June 25, 2013	-	3,000,000
0.50% variable rate advance, principal due at maturity July 1, 2013	-	3,500,000
0.49% bullet advance, principal due at maturity August 19, 2013	3,000,000	3,000,000
0.48% variable rate advance, principal due at maturity December 23, 2013	3,000,000	-
0.48% variable rate advance, principal due at maturity December 23, 2013	3,000,000	-
0.62% bullet advance, principal due at maturity March 28, 2016	2,000,000	-
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	3,500,000

Total Federal Home Loan Bank advances	$14,500,000	$28,300,000

At June 30, 2013, two FHLB advances in the amount of $6.0 million have variable rates and can be repaid anytime at the Company’s discretion before their contractual maturities. The remaining three FHLB advances have fixed rates with no callable options. At December 31, 2012, four FHLB advances in the amount of $16.8 million had variable rates and could be repaid anytime at the Company’s discretion before their contractual maturities. The remaining four FHLB advances totaling $11.5 million had fixed rates with no callable options.

At June 30, 2013 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2013	$9,000,000
2014	-
2015	-
2016	2,000,000
2017	3,500,000
$14,500,000

Note 9 – Equity Incentive Plans and Stock Compensation Plans

1998 and 2001 Stock Option and Incentive Plans:

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation. Options for all 435,000 shares were issued under the Plans, of which 37,935 remain outstanding as of June 30, 2013. Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term. There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the three and six month periods ended June 30, 2013 and June 30, 2012.

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

A summary of the option activity under the Plans as of June 30, 2013 and changes during the six-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/2013	49,685	$14.49	1.72	$-

Granted	-	-	-	-

Exercised	(2,000)	13.38	-	-

Forfeited or expired	(9,750)	13.35	-	-

Outstanding at 6/30/2013	37,935	14.85	1.71

Vested at 6/30/2013	37,935	14.85	1.71

Exercisable at 6/30/2013	37,935	14.85	1.71

There were 2,000 shares of stock options exercised in the amount of $26,760 during the three and six month periods ending June 30, 2013. There were no options exercised during the three and six month period ending June 30, 2012.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans. As of June 30, 2013, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

2006 Equity Incentive Plan:

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights. Of those shares, 95,793 were still undesignated and 54,207 have been granted.

Unrestricted Stock Awards:

As of June 30, 2013, 23,858 shares have been granted and vested as part of a long-term equity incentive plan. This plan was put in place for the entire senior management team and several other key personnel of the Company and expired December 31, 2012; therefore, no compensation cost was charged against income for the three and six months ended June 30, 2013. The compensation cost that was charged against income for the shares awarded under the plan was $0 and $54,635 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there is no unrecognized compensation expense in relation to the long-term equity incentive plan.

Restricted Stock:

As of June 30, 2013, 19,875 shares have been granted, of which 19,125 shares have vested and 750 shares have not vested and are expected to vest. The compensation cost that has been charged against income for restricted shares awarded under the Plan was $531 and $5,531 for the three months and $1,062 and $13,562 for the six months ended June 30, 2013 and 2012, respectively. Future expense related to this award will be $1,063 in 2013, $2,125 in 2014, $1,417 in 2015. There were no shares vested during the three and six months ended June 30, 2013.

A summary of the restricted stock activity as of June 30, 2013 and changes during the six-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/13	750	$8.50

Granted	-	-

Vested	-	-

Forfeited	-	-

Outstanding at 6/30/13	750	8.50

Director Stock Compensation Program:

As discussed in our Annual Report filed on Form 10-K, our board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units. The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting, which is typically in May each year. The participant may elect to defer payment of the Deferred Stock Unit until one year after the date of grant, three years after the date of the grant, or one year after the end of the participant’s service with the Company. The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance. As of June 30, 2013, 10,474 shares have been granted, of which 5,341 have vested and 5,133 have not vested and are expected to vest. Of the 5,341 shares that have vested, participants have chosen to defer payment of 1,785 units. The compensation cost that has been charged against income for the Deferred Stock Units awarded under this Program was $14,900 and $4,800 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $27,888 and $4,800 for the six months ended June 30, 2013 and June 30, 2012, respectively. Future expense related to this award will be $34,650 in 2013 and $28,871 in 2014.

Note 10 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and six- month periods ended June 30, 2013 and June 30, 2012. Options not considered in the calculation of diluted earnings per common share because they were antidilutive totaled 20,410 and 49,685, and 32,910 and 49,685 for the three- and six- month periods ended June 30, 2013 and 2012, respectively. The Company also had preferred stock which could be converted at the option of the holders into 128,738 shares of common stock at December 31, 2010. All preferred stock has been converted to common stock as of June 30, 2013.

	Three Months Ended June 30,
	2013	2012
Basic
Net income available to common shareholders	$1,598,532	$1,364,734
Weighted average common shares outstanding	4,667,807	4,853,136
Basic earnings per common share	$0.34	$0.28

Diluted
Net income available to common shareholders	$1,598,532	$1,364,734
Weighted average common shares outstanding	4,667,807	4,853,136
Add: dilutive effect of stock option exercises	31	-
Add: dilutive effect of assumed stock option exercises	266	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,668,104	4,853,136
Diluted earnings per common share	$0.34	$0.28

	Six Months Ended June 30,
	2013	2012
Basic
Net income available to common shareholders	$3,599,000	$2,452,714
Weighted average common shares outstanding	4,682,040	4,853,136
Basic earnings per common share	$0.77	$0.51

Diluted
Net income available to common shareholders	$3,599,000	$2,452,714
Weighted average common shares outstanding	4,682,040	4,853,136
Add: dilutive effect of stock option exercises	-	-
Add: dilutive effect of assumed stock option exercises	145	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,682,185	4,853,136
Diluted earnings per common share	$0.77	$0.51

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

	As of and for the three months ended June 30, 2013
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,259,185	$14,644	$(69,019)	$-	$5,204,810

Non-interest income	1,219,626	1,062,658	1,758,892	(1,730,285)	2,310,891

Non-interest expense	4,213,088	700,181	175,019	-	5,088,288

Noncash items
Provision for loan losses	300,000	-	-	-	300,000
Depreciation/Amortization	1,098,324	25,236			1,123,560

Income tax expense (benefit)	465,763	146,796	(83,678)	-	528,881

Segment Profit/(Loss)	1,499,960	230,325	1,598,532	(1,730,285)	1,598,532

Balance Sheet Information
Segment Assets	682,343,312	7,706,459	83,531,094	(92,640,354)	680,940,511

	As of and for the six months ended June 30, 2013
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$10,398,545	$27,566	$(135,771)	$-	$10,290,340

Non-interest income	2,855,267	2,120,743	3,905,903	(3,873,879)	5,008,034

Non-interest expense	8,574,070	1,395,208	345,710	-	10,314,988

Noncash items
Provision for loan losses	25,000	-	-	-	25,000
Depreciation/Amortization	2,030,608	49,224			2,079,832

Income tax expense (benefit)	1,241,046	292,918	(174,578)	-	1,359,386

Segment Profit/(Loss)	3,413,696	460,183	3,599,000	(3,873,879)	3,599,000

Balance Sheet Information
Segment Assets	682,343,312	7,706,459	83,531,094	(92,640,354)	680,940,511

	As of and for the three months ended June 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,790,001	$14,897	$(99,003)	$-	$5,705,895

Non-interest income	1,196,113	923,307	1,537,203	(1,531,061)	2,125,562

Non-interest expense	4,179,179	665,999	179,996	-	5,025,174

Noncash items
Provision for loan losses	925,000	-	-	-	925,000
Depreciation/Amortization	479,201	30,526	-	-	509,727

Income tax expense (benefit)	517,606	105,473	(106,530)		516,549

Segment Profit/(Loss)	1,364,329	166,732	1,364,734	(1,531,061)	1,364,734

Balance Sheet Information
Segment Assets	653,442,945	7,216,070	76,910,778	(86,331,071)	651,238,722

	As of and for the six months ended June 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$11,372,881	$22,134	$(276,945)	$-	$11,118,070

Non-interest income	2,259,315	1,868,014	2,850,344	(2,836,366)	4,141,307

Non-interest expense	8,554,440	1,353,272	366,409	-	10,274,121

Noncash items
Provision for loan losses	1,675,000	-	-	-	1,675,000
Depreciation/Amortization	999,356	40,441	-	-	1,039,797

Income tax expense (benefit)	894,087	209,178	(245,723)	-	857,542

Segment Profit/(Loss)	2,508,669	327,698	2,452,713	(2,836,366)	2,452,714

Balance Sheet Information
Segment Assets	653,442,945	7,216,070	76,910,778	(86,331,071)	651,238,722

Note 12 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of June 30, 2013 and December 31, 2012 and results of operations for the three- and six-month periods ended June 30, 2013 and June 30, 2012. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

Net income for the six months ended June 30, 2013 and 2012 was $3.6 million and $2.5 million, respectively. The 46.7% increase in net income was the result of decreasing loan provision expense by $1.7 million and an increase in noninterest income of $866,727. These increases to net income were offset by a decrease in net interest income of $827,730, an increase in income tax expense of $501,844, and an increase in noninterest expense of $40,867. Loan provision expenses decreased due to improvements in asset quality, declining historical loss rates, and a decrease in adversely rated credits. The increase in noninterest income was led by increases in gains on available-for-sale securities, trust and brokerage income, and letter of credit income. Increases in noninterest expense were the result of an increase in salaries and benefits expenses, which was the result of annual employee merit raises and an increase in the accrual for profit sharing, data processing, marketing expense, and losses on other impaired assets. These increases were offset by decreases in Other Real Estate Owned (OREO) expenses and FDIC insurance premiums.

Total assets decreased $3.1 million, or 0.4%, from $684.0 million at December 31, 2012 to $680.9 million at June 30, 2013. This decrease was due to a decline in total loans of $11.9 million offset by increases in investment securities of $5.5 million and the purchase of additional bank owned life insurance (BOLI) policies totaling $2.8 million. The decrease in total loans was the result of decreases of $5.1 million in residential mortgage loans, $2.6 million in home equity loans, and $2.5 million in commercial real estate loans. Of the decrease in loans, the $5.1 million in residential mortgage loans was primarily the result of existing loans being refinanced in the current low interest rate environment. As these loans were refinanced, management chose to sell the majority of new loans originated and let the existing balance decline in an effort to reduce our exposure to long-term, low rate loans.

Total deposits increased by $20.6 million, or 3.7%, from December 31, 2012 to June 30, 2013. The increase in total deposits to $581.6 million at June 30, 2013 was primarily related to an increase of $15.6 million in health savings accounts (HSAs), which are included in interest-bearing checking accounts, and an increase in brokered deposits by $11.6 million. The increase in HSAs was primarily due to the annual employer funded contributions made to their employees’ HSAs in January. The increase in brokered deposits was strategically planned by management to fund the remaining portion of the municipal bond leverage strategy. Offsetting the increase was a decrease of approximately $11.6 million of interest-bearing commercial and consumer checking accounts, excluding HSAs.

Financial Condition

Total assets were $680.9 million at June 30, 2013 compared to total assets of $684.0 million at December 31, 2012. The decrease was primarily due to the $11.9 million decrease in total loans, which was offset by increases in investment securities of $5.5 million and BOLI of $3.1 million.

Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold, were $12.5 million at June 30, 2013. This represents a $2.3 million, or 15.8%, decrease from December 31, 2012. This decrease was primarily due to using existing cash and cash from our increased deposits to purchase investment securities, to purchase additional BOLI policies, and to pay down short-term and long-term borrowings.

Investment Securities:

Trading Securities. At June 30, 2013, the Company held $213,353 in trading securities. This asset is an investment in mutual funds that is associated with a nonqualified deferred compensation plan for the Company’s executive officers. The Company attempts to mirror investment performance in the participant deemed deferred compensation accounts, which allows for reduced risk for the Company since changes in the nonqualified participant liabilities will tend to be offset by similar changes in the corporate trading assets.

Securities Available for sale. Available-for-sale securities increased by $5.3 million, or 3.0%, from December 31, 2012. This increase was primarily due to purchases of residential mortgage-backed securities. We are focused on preserving net interest income while maintaining a consistent level of quality earning assets. Due to this focus, we have increased our portfolio of available for sale securities to supplement the decline in loan balances as they have paid off or paid down and we have been unable to replace them due to the competitive lending environment.

Loans. Total loans decreased $11.9 million from December 31, 2012 to $438.6 million at June 30, 2013. The decrease in total loans was the result of decreases of $5.1 million in residential mortgage loans, $2.6 million in home equity loans, and $2.5 million in commercial real estate loans. The $5.1 million decrease in residential mortgage loans was primarily the result of existing loans being refinanced in the current low interest rate environment. As these loans were refinanced, management chose to sell the majority of new loans originated and let the existing balance decline in an effort to reduce our exposure to long-term, low rate loans. New residential mortgage loan originations during the first six months of 2013 totaled $42.9 million, of which only $12.0 million was retained. While new commercial and commercial real estate loans are regularly added to the portfolio, they continue to be offset by amortization and pay downs on existing loans as business customers are using excess cash reserves to pay down loan balances. New commercial and commercial real estate loan volume during the first six months of 2013 was approximately $58 million. Competition and declining rates in the local and national lending environment also continues to be a challenge as the Company looks to replace these paid off and paid down loans with new loans meeting the asset quality, price, and risk deemed acceptable by our lending policies and management.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, OREO, and other impaired assets. Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans. Nonperforming assets decreased by $5.5 million from $18.8 million, or 2.7% of total assets, at December 31, 2012 to $13.3 million, or 2.0% of total assets, at June 30, 2013. This decrease was primarily due to payoffs and pay downs totaling $2.8 million on nonaccrual loans; two troubled debt restructured commercial loans in the amount of $1.6 million being reclassified as performing TDRs; the sale of one commercial nonaccrual loan in the amount of $1.3 million; partial charge-offs in the amount of $729,219; and sales of OREO totaling $337,682. These reductions were primarily offset by the addition of new nonaccrual relationships totaling $810,250, which were predominantly made up of two commercial relationships totaling $622,276, and the addition of one commercial loan that is over 90 days past due and still accruing interest in the amount of $370,328.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30, 2013	December 31, 2012

Loans past due over 90 days and still accruing	$558,888	$109,888
Nonperforming restructured loans	-	1,645,224
Nonaccrual loans	10,977,883	14,967,886
Total nonperforming loans	$11,536,771	$16,722,998
Other real estate owned	1,708,710	1,908,010
Other impaired assets owned	50,516	129,853
Total nonperforming assets	$13,295,997	$18,760,861

Nonperforming assets to total assets	1.95%	2.74%

Nonperforming loans to total loans	2.63%	3.71%

TDR loans decreased $152,149 from December 31, 2012 to June 30, 2013. The decrease was mainly due to the payoff of one commercial loan in the amount of $425,253, which was offset by the addition of one commercial loan in the amount of $331,023. We had two TDR loan relationships totaling $1.6 million that were reported as impaired, nonperforming TDRs that have been reclassified as an impaired, performing TDRs. These relationships were reclassified as performing due to receiving timely payments for over 6 months since their restructurings. There was one addition to the TDR category during the first six months of 2013. This commercial loan was deemed a TDR due renewing a collateral deficient loan to a borrower experiencing financial difficulty. It is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement in accordance with paragraphs 310-10-35-20 through 35-26 and 310-10-35-37. At June 30, 2013, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

The following table summarizes the Company’s TDR loans as of the dates indicated:

	June 30, 2013	December 31, 2012

Nonperforming TDR loans	$-	$1,645,224
Nonperforming TDR loans included in nonaccrual loans	2,130,706	2,241,937
Total nonperforming TDR loans	$2,130,706	$3,887,161

Performing TDR loans	2,400,009	795,703
Total TDR loans	$4,530,715	$4,682,864

Loans reported as impaired decreased to $16.1 million from the $18.2 million reported at December 31, 2012. The decrease in our impaired loans was primarily due to payoffs and pay downs totaling $2.8 million, the sale of one commercial nonaccrual loan in the amount of $1.3 million, partial charge-offs in the amount of $729,219, and the reclassification of one commercial real estate loan to unimpaired in the amount of $503,610. These decreases were offset primarily by the addition of one impaired commercial loan totaling $3.3 million.

During the six months ended June 30, 2013, we added $810,250 in loans to non-accrual status, which primarily included two commercial loans totaling $622,276. Of these loan additions, one of the relationships, or $334,591, was already deemed impaired at December 31, 2012 and had no impact on total impaired loans. Adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets. This growth in non-accruals was offset by the pay offs, charge-offs, dispositions, or payments on loans previously placed on nonaccrual as described in aforementioned paragraph.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Whenever a new fair value is determined, which is typically done on an annual basis in the OREO category, we report the property at that new value. Our internal policy on OREO properties requires an updated appraisal every 12 to 24 months based on the property type. OREO decreased by $199,300 in the first six months of 2013. This decrease was the result of the sale of one commercial real estate property in the amount of $226,000, two lot sales totaling $76,022, and the receipt of insurance proceeds on one commercial property in the amount of $35,660. These sales were offset by the addition of three commercial real estate properties into OREO totaling $138,382 for the six months ending June 30, 2013.

Allowance for Loan Losses. Each quarter our allowance for loan losses is adjusted to the amount management believes is necessary to maintain the allowance at adequate levels. Management allocates specific portions of the allowance for loan losses to specific problem loans.  Problem loans are identified through a loan risk rating system and monitored through watch list reporting.  Specific reserves are determined for each identified problem loan based on delinquency rates, collateral and other risk factors specific to that problem loan.  Management’s allocation of the allowance to other loan pools considers various factors including historical loss experience, the present and prospective financial condition of borrowers, industry concentrations within the loan portfolio, general economic conditions, and peer industry data of comparable banks.

The allowance for loan losses at June 30, 2013 was $7.8 million, or 1.78% of total loans outstanding, a decrease of $496,319 from $8.3 million, or 1.84% of total loans outstanding, at December 31, 2012. The provision for loan losses for the first six months in 2013 resulted in an expense of $25,000 compared to an expense of $1.7 million for the first six months in 2012. The decrease in the allowance for loans losses was due to management’s continued focus on improving asset quality and profitability by reducing the balance of “watch list” or adversely rated loans categorized as “special mention”, “substandard”, or “doubtful”. Adversely rated loans decreased from a recorded investment of $37.6 million at December 31, 2012 to $35.7 million at June 30, 2013, which was a $1.9 million decrease. The reduction in these credits was the result of payoffs and pay downs, charge-offs, upgrades in rating, and refinancing through another institution. Improving asset quality has led to a decline in historical loss rates over the last couple of years, which has also been a primary cause for the decrease in our allowance for loan losses.

For the first six months of 2013, we were in a net charge-off position of $521,319 compared to a net charge-off position of $2.1 million for the first six months of 2012. Of the $729,219 in gross charge-offs, $670,377 were from two commercial relationships, which were completely reserved for at December 31, 2012.

All Other Assets. All other assets increased $4.8 million as a result of increases in other investments in the amount of $4.0 million, BOLI in the amount of $3.1 million, and the deferred tax asset on net unrealized holding losses on securities available for sale in the amount of $2.3 million. Other investments increased due to the Company’s participation in a Section 42 Low Income Housing project in the amount of $2.0 million and due to a $2.0 million investment in 2,000 shares of Senior Housing Crime Prevention’s preferred stock. BOLI increased by $3.1 million due to the Company investing in additional policies in the amount of $2.8 million. These increases were offset by decreases in other assets receivable and prepaid FDIC insurance in the amounts of $2.2 million and $925,337, respectively. The $2.2 million decrease in other assets receivable was due to receiving cash for three security sales that traded in December of 2012, but settled in January of 2013. Prepaid FDIC insurance decreased by $925,337 due to being charged our first quarter premiums for 2013 and receiving a refund for our remaining prepaid balance with the FDIC.

Deposits. Total deposits were $581.6 million at June 30, 2013 compared to $561.0 million at December 31, 2012. The increase in total deposits was primarily related to an increase of $15.6 million HSAs, which are included in interest-bearing checking accounts, and an increase in brokered deposits by $11.6 million. Offsetting the increase was a decrease of approximately $11.6 million of interest-bearing commercial and consumer checking accounts. HSAs increased from a balance of $79.3 million at December 31, 2012 to $94.9 million at June 30, 2013, which is a 19.6% increase. The increase in HSAs was largely due to the annual employer and employee funded contributions to HSAs, which is expected during the month of January each year. Generally, after the large increase in the balance of HSAs during the first quarter, the balance tends to remain somewhat flat for the remainder of the year with fluctuations coming from accountholders making qualified contributions and withdrawals. Brokered deposits increased from $90.2 million at December 31, 2012 to $101.8 million at June 30, 2013, which is a 12.8% increase. The majority of this increase in brokered deposits occurred during the first quarter of 2013 and was strategically planned by management to fund the remaining portion of the $25.0 million municipal bond leverage strategy. As described in our Annual Report Form 10-K for December 31, 2012, this strategy was implemented in the fourth quarter of 2012 to preserve net interest income. This strategy will add approximately $250,000 annually to net interest income, but will cause a decrease in net interest margin.

The following table summarizes the Company’s deposit balances at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$106,089,363	18.2%	$108,147,229	19.3%
Interest-bearing checking	173,989,654	29.9%	170,047,196	30.4%
Money market	122,849,585	21.1%	120,253,915	21.4%
Savings	31,856,482	5.5%	28,874,130	5.1%
Time, under $100,000	25,433,481	4.4%	25,934,861	4.6%
Total core deposits	460,218,565	79.1%	453,257,331	80.8%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	19,558,152	3.4%	17,521,247	3.1%
Out-of-market non-core deposits:
Money market	12,042,929	2.1%	12,035,072	2.1%
Brokered certificate of deposits	89,771,699	15.4%	78,193,688	14.0%
Total out-of-market deposits	101,814,628	17.5%	90,228,760	16.1%
Total non-core deposits	121,372,780	20.9%	107,750,007	19.2%

Total deposits	$581,591,345	100.0%	$561,007,338	100.0%

Borrowings. The Company had borrowings of $32.4 million at June 30, 2013 compared to $54.9 million at December 31, 2012. The decrease of $22.5 million during the first six months of the year was due to two long-term fixed rate FHLB advances maturing in the amount of $5.0 million and reducing our variable rate, short-term borrowings with the FHLB by $19.5 million. These decreases were offset by replacing the matured FHLB Advances with a 0.62% fixed rate bullet for $2.0 million. The current weighted average rate on the FHLB advances is 0.66% with a weighted average remaining maturity of 1.52 years. We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at June 30, 2013 and December 31, 2012. We currently have two statutory trust subsidiaries, TCT2 and TCT 3. TCT 2 has a variable rate of LIBOR plus 1.34% on $8.0 million of debt. TCT 3 has a variable rate of LIBOR plus 1.69% on the remaining $9.0 million of debt. Interest rates at June 30, 2013 for TCT 2 and TCT 3 were 1.61% and 1.96%, respectively.

All Other Liabilities. All other liabilities were $5.4 million at June 30, 2013, an increase of $1.1 million compared to December 31, 2012. This increase was primarily due to an increase of $1.6 million in other accounts payables to fund the remaining investment for the Company’s participation in a Section 42 Low Income Housing project. Offsetting this increase was a decrease of $435,575 due to the payment of amounts accrued at year end for the 2012 Profit Sharing Plan and incentive bonuses.

Results of Operations

For the Three-Month Periods Ended June 30

Results of operations for the three-month period ended June 30, 2013 reflected net income of $1.6 million, or $0.34 per diluted share. This was a $233,798 increase from net income of $1.4 million, or $0.28 per diluted share, reported for the three-month period ending June 30, 2012. The increase in net income was the result of decreasing loan provision expense by $625,000 and an increase in noninterest income of $185,329. These increases to net income were offset by a decrease in net interest income of $501,085 and an increase in noninterest expense of $63,114 during the second quarter of 2013 compared to the second quarter of 2012.

Performance Ratios	June 30
	2013	2012

Return on average assets *	0.94%	0.84%
Return on average equity *	10.04%	8.55%
Net interest margin (TEY) *	3.52%	3.97%
Efficiency ratio	67.70%	64.17%

* annualized

Net Interest Income. Net interest income for the three-month periods ended June 30, 2013 and 2012 was $5.2 million and $5.7 million, respectively. The reduction in net interest income of $501,085 from the second quarter of 2012 compared to 2013 was the result of a decrease in net interest margin. This decrease was due to a decline in loan and investment yields and a shift in the components that make up our earning assets. The tax equivalent net interest margin for the second quarter of 2013 was 3.52%, while the tax equivalent net interest margin for the second quarter of 2012 was 3.97%, which equates to a 45 basis point reduction.

The primary cause for the decrease in net interest margin was the decrease in average loans of $25.7 million coupled with a 33 basis point decrease in loan yield, which amounted to a $663,591 decrease in interest income for the second quarter of 2013 compared to the second quarter of 2012. Loan yield has decreased as a result of continual declines in lending rates in the local and national markets. Also contributing to the decrease in net interest margin was a decline in the tax equivalent investment yield to 2.94% at June 30, 2013 from 3.91% at June 30, 2012. This decline was predominantly due to a decline in reinvestment rates on securities, both taxable and tax exempt. In an effort to decrease the impact of the decline in investment yield on net interest income, the average balance of investment securities was increased by $55.0 million for the same period primarily due to the implementation of management’s municipal bond leverage strategy.

At June 30, 2013 and 2012, average loans made up 69.2% and 77.1% of average earning assets, respectively, and average investment securities made up 29.3% and 21.7% of average earning assets, respectively. As the mix of average earning assets begins to shift with more weight on the portfolio of investment securities, the tax equivalent net interest margin will continue to decline as well due to this type of portfolio naturally earning a lower yield than the loan portfolio.

Our decrease in interest income was offset by a decrease in interest expense due to our cost of funds ratio decreasing from 0.78% at June 30, 2012 to 0.58% at June 30, 2013. This 20 basis point reduction was mainly due to the low interest rate environment and the shift in our deposit portfolio. As reflected in the following table, we have experienced a shift in our deposit portfolio from certificates of deposit and money markets to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds. This shift in deposits and the lowering of rates decreased interest expense by $171,542 in the second quarter of 2013 compared to the second quarter of 2012.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	June 30, 2013			June 30, 2012
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,222	$2	0.66%	$1,570	$7	1.79%
Federal funds sold	3,157	1	0.13%	2,843	1	0.14%
Securities - taxable	93,374	291	1.25%	73,604	525	2.87%
Securities - tax exempt (1)	92,284	1,068	4.64%	57,036	748	5.27%
Loans held for sale	5,498	-	0.00%	3,264	-	0.00%
Loans	439,076	4,933	4.51%	464,802	5,596	4.84%
Total interest-earning assets	634,611	6,295	3.98%	603,119	6,877	4.59%
Allowance for loan losses	(7,709)			(9,069)
Cash and due from banks	10,515			16,341
Other assets	42,232			40,322
Total assets	$679,649			$650,713
Liabilities and Stockholders' Equity
Interest-bearing checking	$181,506	$33	0.07%	$152,459	$50	0.13%
Savings	31,605	3	0.04%	25,057	3	0.05%
Money market	115,642	26	0.09%	127,852	92	0.29%
Certificates of deposit	45,491	53	0.47%	55,040	136	0.99%
Brokered deposits	96,012	501	2.09%	79,545	507	2.56%
Short-term borrowings	-	-	0.00%	34	-	0.00%
FHLB advances	18,102	29	0.64%	13,354	30	0.90%
Junior subordinated debt	17,527	82	1.88%	17,527	99	2.27%
Total interest-bearing liabilities	505,885	727	0.58%	470,868	917	0.78%
Noninterest-bearing checking	105,545			110,487
Other liabilities	4,352			5,178
Stockholders' equity	63,867			64,180
Total liabilities and stockholders' equity	$679,649			$650,713
Net interest income		$5,568			$5,960
Rate spread			3.40%			3.81%
Net interest income as a percent of average earning assets			3.52%			3.97%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. Provision for loan losses resulted in expense of $300,000, or 27 basis points, annualized, on average loans during the second quarter of 2013 compared to $925,000, or 80 basis points, annualized, on average loans for the second quarter of 2012. This decrease in provision expense booked for the second quarter of 2013 was mainly due to continued improvement of the quality of our loan portfolio, declining historical loss rates, and adversely rated loans being paid off or paid down. At June 30, 2013, the recorded investment of adversely rated loans decreased 5.0%, or $1.9 million, from December 31, 2012. The allowance for loan losses at June 30, 2013 totaled $7.8 million and was 1.78% of total loans outstanding on that date. For the three-month period ended June 30, 2013 we were in a net charge-off position of $171,575, or 16 basis points, annualized, on average loans compared to net charge-off of $1.0 million, or 87 basis points, annualized, on average loans during the same period a year ago. The charge-offs taken in the three-month period ending June 30, 2013 were primarily from one commercial relationship in the amount of $202,125, which was fully reserved for since December 31, 2012.

Noninterest income. Noninterest income was $2.3 million and $2.1 million for the second quarters of 2013 and 2012, respectively. The $185,329 increase was primarily due to an increase in trust and brokerage fees and letter of credit income in the amounts of $138,721 and $38,613, respectively. The increase reported in trust and brokerage fees was a result of an increase in assets under management by $73.4 million, which came from improvement in market conditions and increased production from June 30, 2012 to June 30, 2013. The increase in letter of credit income was mainly due to a one-time fee charged for a performance letter of credit to a commercial customer.

Noninterest Expense. Noninterest expense was $5.1 million for the second quarter of 2013 compared to $5.0 million for the second quarter of 2012. The main components of noninterest expense for the second quarter of 2013 were salaries and benefits of $2.9 million, occupancy and equipment of $620,959, loan and professional expenses of $412,322, and data processing expenses of $386,233. Total noninterest expense increased $63,114 for the three-month period ending June 30, 2013 compared to the three-month period ending June 30, 2012. This slight increase was due to increases in data processing, loan and professional costs, marketing, and salaries and benefits, which were offset by decreases in OREO and fraud loss expense. Data processing expenses were up $67,666 for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 primarily due to the increase in the number of accounts we have open and for additional services provided by our core processor. Our loan and professional costs increased by $67,315 for the second quarter of 2013 compared to the second quarter of 2012 mainly due to the timing of accounting services performed and paid. Most of the services of our external service providers began or occurred during the second quarter causing an increase in our professional fees during this three-month period. Marketing was up by $63,873 for the same period due to the Company’s increased efforts to market locally through billboards, radio advertisements, and print campaigns. Salaries and benefits were up by $59,099 for the second quarter 2013 compared to the same period for 2012 due primarily to an increase in the number of employees for the same period. Full time equivalent employees increased from 157 at June 30, 2012 to 166.25 at June 30, 2013. OREO expense decreased by $137,019 in the second quarter 2013 compared to second quarter 2012. This reduction was mainly due to receiving two new appraisals in the second quarter of 2012 and writing down these two properties to fair value, which totaled $123,750. Fraud loss decreased by $144,752 for the three-month period ending June 30, 2013 compared to the same period in 2012. This decrease was due to a partial recovery in the amount of $132,996 in relation to the cashier’s check fraud that was posted in the first quarter of 2013 and described in our Quarterly Report Form 10-Q for March 31, 2013.

Income Taxes. During the quarters ended June 30, 2013 and 2012, the Company recorded $528,881 and $516,549 in income taxes, respectively. The effective tax rate recorded for the three-month periods was 24.9% for 2013 compared to 27.5% for 2012. The effective tax rate decreased for the three-month period ending June 30, 2013 due to tax exempt income increasing as a percent of net income before tax. Tax exempt income made up 40.5% of net income before tax at June 30, 2013 compared to 34.1% at June 30, 2012.

For the Six-Month Periods Ended June 30

Results of operations for the six-month period ended June 30, 2013 reflected net income of $3.6 million, or $0.77 per diluted share. This was a $1.1 million increase from net income of $2.5 million, or $0.51 per diluted share, reported for the six-month period ended June 30, 2012. The increase in net income was the result of decreasing loan provision expense by $1.7 million and an increase in noninterest income of $866,727. These increases to net income were offset by a decrease in net interest income of $827,730 and an increase in income tax expense of $501,844.

Performance Ratios	June 30
	2013	2012

Return on average assets *	1.07%	0.75%
Return on average equity *	11.38%	7.76%
Net interest margin (TEY) *	3.51%	3.87%
Efficiency ratio	67.43%	67.33%

* annualized

Net Interest Income. Net interest income for the six-month periods ended June 30, 2013 and 2012 was $10.3 million and $11.1 million, respectively. The reduction in net interest income of $827,730 from 2012 to 2013 was the result of a decrease in net interest margin. This decrease was due to a decline in loan and investment yields and a shift in the components that make up our earning assets. The tax equivalent net interest margin for the first six months of 2013 was 3.51%, while the tax equivalent net interest margin for the first six months of 2012 was 3.87%, which equates to a 36 basis point reduction.

The primary cause for the decrease in net interest margin was the decrease in average loans of $24.7 million coupled with a 38 basis point decrease in loan yield, which amounted to a $1.5 million decrease in interest income for the first six months of 2013 compared to the same period for 2012. Loan yield has decreased as a result of continual declines in lending rates in the local and national markets. Also contributing to the decrease in net interest margin was a decline in the tax equivalent investment yield to 2.92% at June 30, 2013 from 3.81% at June 30, 2012. This decline was predominantly due to a decline in reinvestment rates on securities, both taxable and tax exempt. In an effort to decrease the impact of the decline in investment yield on net interest income, the average balance of investment securities was increased by $51.4 million for the same period primarily due to the implementation of management’s municipal bond leverage strategy.

At June 30, 2013 and 2012, average loans made up 69.3% and 76.7% of average earning assets, respectively, and average investment securities made up 29.0% and 21.9% of average earning assets, respectively. As the mix of average earning assets begins to shift with more weight on the portfolio of investment securities, the tax equivalent net interest margin will continue to decline as well due to this type of portfolio naturally earning a lower yield than the loan portfolio.

This decrease in interest income was offset by a decrease in interest expense due to our cost of funds ratio decreasing from 0.91% at June 30, 2012 to 0.58% at June 30, 2013 for the six month periods. This 33 basis point reduction was mainly due to the low interest rate environment and the shift in our deposit portfolio. As reflected in the following table, we have experienced a shift in our deposit portfolio from certificates of deposit and money markets to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds. This shift in deposits and the lowering of rates decreased interest expense by $583,327 during the first six months of 2013 compared to the first six months of 2012. On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a floating rate of LIBOR plus 169 basis points, which was 1.96% at June 30, 2013. This change in interest rate saved $116,174 for six-month period ended June 30, 2013 compared to the same period in 2012.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Six Month Period Ended
	June 30, 2013			June 30, 2012
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,838	$6	0.66%	$2,085	$29	2.80%
Federal funds sold	3,152	1	0.06%	3,059	1	0.07%
Securities - taxable	92,399	548	1.20%	75,408	1,025	2.73%
Securities - tax exempt (1)	91,446	2,117	4.67%	57,035	1,484	5.23%
Loans held for sale	5,291	-	0.00%	2,956	-	0.00%
Loans	439,018	9,784	4.49%	463,731	11,239	4.87%
Total interest-earning assets	633,144	12,456	3.97%	604,274	13,778	4.59%
Allowance for loan losses	(8,067)			(9,345)
Cash and due from banks	13,123			25,532
Other assets	41,947			40,738
Total assets	$680,147			$661,199
Liabilities and Stockholders' Equity
Interest-bearing checking	$183,767	$70	0.08%	$153,429	$102	0.13%
Savings	30,713	6	0.04%	24,062	6	0.05%
Money market	116,697	61	0.11%	128,102	197	0.31%
Certificates of deposit	45,023	111	0.50%	58,037	323	1.12%
Brokered deposits	95,961	970	2.04%	84,790	1,174	2.78%
Short-term borrowings	1	-	0.00%	19	-	0.00%
FHLB advances	14,835	67	0.91%	12,613	77	1.23%
Junior subordinated debt	17,527	161	1.85%	17,527	277	3.18%
Total interest-bearing liabilities	504,524	1,446	0.58%	478,579	2,156	0.91%
Noninterest-bearing checking	106,480			112,867
Other liabilities	5,390			6,153
Stockholders' equity	63,753			63,600
Total liabilities and stockholders' equity	$680,147			$661,199
Net interest income		$11,010			$11,622
Rate spread			3.39%			3.68%
Net interest income as a percent of average earning assets			3.51%			3.87%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. Provision for loan losses resulted in expense of $25,000, or 1 basis point, annualized, on average loans during the first six months of 2013 compared to $1.7 million of expense, or 73 basis points, annualized, on average loans for the first six months of 2012. The decrease in provision expense for the six-month period ending June 30, 2013 was mainly due to continued improvement of the quality of our loan portfolio, declining historical loss rates, and adversely rated loans being paid off or paid down. At June 30, 2013, the recorded investment of adversely rated loans decreased 5.0%, or $1.9 million, from December 31, 2012. The allowance for loan losses at June 30, 2013 totaled $7.8 million and was 1.78% of total loans outstanding on that date. For the six-month period ended June 30, 2013, we were in a net charge-off position of $521,319, or 24 basis points, annualized, on average loans compared to net charge-off of $2.1 million, or 89 basis points, annualized, on average loans during the same period a year ago. The charge-offs taken in the six-month period ending June 30, 2013 were primarily from two commercial relationships in the amount of $670,377, which were fully reserved for since December 31, 2012.

Noninterest income. Noninterest income was $5.0 million and $4.1 million for the first six months of 2013 and 2012, respectively. The $866,727 increase was primarily due to an increase in gains on sale of available-for-sale securities, trust and brokerage fees, letter of credit income, and net debit card interchange income in the amounts of $374,697, $252,061, $57,971, and $44,335, respectively. The majority of the gains on available-for-sale securities were taken during the first quarter of 2013 to reposition those funds as a result of the sold securities either being recently downgraded or no longer required to be pledged as collateral. Gains on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio. The increase reported in trust and brokerage fees was a result of an increase in assets under management by $73.4 million, which came from improvement in market conditions and increased production from June 30, 2012 to June 30, 2013. The increase in letter of credit income was mainly due to one-time fees associated with two performance letters of credit to two different commercial customers. Net debit card interchange income has increased due to the growing number of debit cards and transactions associated with those cards. The number of debit cards increased by 19.2% from June 30, 2012 to June 30, 2013.

Noninterest Expense. Noninterest expense was $10.3 million for both the first six months of 2013 and 2012. The main components of noninterest expense for the first six months of 2013 were salaries and benefits of $5.8 million, occupancy and equipment of $1.3 million, data processing expenses of $823,679, and loan and professional expenses of $706,218. While total noninterest expense remained relatively flat for the six-month periods ending June 30, 2013 compared to June 30, 2012, there were variations in the individual components of noninterest expense for the same period. OREO expense decreased by $413,489 in the first six months of 2013 compared to first six months of 2012. This reduction was mainly due to receiving several new appraisals during the first six months of 2012 and writing down the associated properties to fair value, which totaled $327,970. FDIC insurance premiums decreased by $113,506 due to a reduction in the assessment rates specific to our premiums for the first two quarters of 2013 compared to the first two quarters of 2012. Offsetting these decreases during the first six months of 2013 compared to the same period in 2012, was an increase in salaries and benefits by $191,754. This increase was due to an increased number of employees over the same period, annual employee merit raises, and an increase in the 2013 Profit Sharing accrual, which was due to the improvement in the Company’s earnings for the same period. Other noninterest expense increased in the amount of $145,018 for the six-month period ended June 30, 2013 compared to the same period in 2012. This was primarily due to a $79,337 write down on an impaired asset. Data processing expenses were up by $134,059 primarily due to the increase in the number of accounts we have open and for additional services provided by our core processor. We incur charges from our core processor based on the number of accounts outstanding, and this number has grown by approximately 7,900 accounts from June 30, 2012 to June 30, 2013. Of this growth, 95.3% is attributable to the increase in the number of health savings accounts. Marketing expense was up by $87,029 for the first six months of 2013 compared to the first six months of 2012 due to the Company’s increased efforts to market locally through billboards, radio advertisements, and print campaigns.

Income Taxes. During the six-month periods ended June 30, 2013 and 2012, the Company recorded $1.4 million and $857,542 in income taxes, respectively. The effective tax rate recorded for the six-month period was 27.4% for 2013 compared to 25.9% for 2012. The effective tax rate increased for the six-month period ending June 30, 2013 due to tax exempt income decreasing as a percent of net income before tax. Tax exempt income made up 38.4% of net income before tax at June 30, 2012 compared to 34.3% at June 30, 2013.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. We experienced an increase of $20.6 million in total deposits during the first six months of 2013, of which HSAs made up $15.6 million and brokered deposits made up $11.6 million of this growth. We continue to encourage the growth of lower cost, in-market deposits while allowing higher cost in-market certificates of deposit to leave as they mature. Additional funding needs are satisfied through FHLB advances and brokered deposits. The use of brokered deposits offers us the flexibility to structure the duration and volume of funding that in-market deposits cannot provide. As a result, we have chosen this type of funding vehicle over the past several years to increase profitability by matching the duration of our assets with that of our funding. An example of this funding strategy occurred in the fourth quarter of 2012 when we implemented a municipal bond leverage strategy that match-funded $25.0 million in investments with $25.0 million of brokered deposits. The majority of the $11.6 million in growth of brokered deposits during the first six months of 2013 completed the funding of the municipal bond leverage strategy. This strategy was implemented based on availability and prudent decision making that factored in interest rate sensitivity, capital needs, and company policy. As balances grow in the lower cost deposits, specifically the HSA product, we have been and will be able to take advantage of the callable options on some of our brokered certificates of deposit by paying off this out-of-market funding based on our need, or lack thereof, for additional funding. As of June 30, 2013, we have exercised our call option on one $3.0 million brokered deposit that carried a rate of 3.75%, which was replaced with a $2.9 million brokered deposit that carries a rate of 1.25% with approximately the same duration. When assessing funding and liquidity needs, we project the future cash flow to determine the duration of the funding needed. For example, we typically use short-term funding towards the end of the calendar year due to the annual inflow of HSA contributions made in January of the following year.

Currently, of our $14.9 million in FHLB borrowings, $8.5 million are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty. Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities. In the aggregate these out-of-market deposits and borrowings represented $134.2 million, or 21.9% of our total funding, at June 30, 2013. This was down from $145.1 million, or 23.6%, at December 31, 2012. Total deposits at June 30, 2013 were $581.6 million and the loan to deposit ratio was 75.4%. Total borrowings at June 30, 2013 were $32.4 million.

Primary funding for the investment and loan portfolios will come from in-market sources through the marketing of products and the development of branch locations. For additional funding needs, we will utilize wholesale and out-of-market brokered deposits to augment interest rate sensitivity strategies and liquidity capabilities and to diversify the funding base of the Bank.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $61.5 million and $63.7 million at June 30, 2013 and December 31, 2012, respectively. Affecting the decrease in stockholders’ equity during the first six months of 2013 was a $4.4 million decrease in unrealized gains/(losses), net of tax, on available-for-sale securities, the repurchase of 70,000 common shares of stock in the amount of $862,222, and dividends paid in the amount of $654,583 at $0.14 per share. Offsetting these decreases to stockholder’s equity was $3.6 million in net income and $55,710 of additions to additional paid-in capital for grants and/or issuances of stock.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	June 30, 2013			December 31, 2012
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Required	Actual	Capitalized	Required

The Company
Leverage capital	11.47%	5.00%	4.00%	11.18%	5.00%	4.00%
Tier 1 risk-based	15.14%	6.00%	4.00%	14.65%	6.00%	4.00%
Total risk-based	16.39%	10.00%	8.00%	15.90%	10.00%	8.00%

The Bank
Leverage capital	11.12%	5.00%	4.00%	10.80%	5.00%	4.00%
Tier 1 risk-based	14.64%	6.00%	4.00%	14.10%	6.00%	4.00%
Total risk-based	15.89%	10.00%	8.00%	15.35%	10.00%	8.00%

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets for June 30, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited).

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

TOWER FINANCIAL CORPORATION

Dated: August 2, 2013	/ s / Michael D. Cahill
Michael D. Cahill, President
and Chief Executive Officer

Dated: August 2, 2013	/ s / Richard R. Sawyer
Richard R. Sawyer
Chief Financial Officer