Form 10-Q
period 2013-09-30
TOWER FINANCIAL CORP
filed 2013-11-08
CIK 1072847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

  Yes [   ] No [ X ]

Number of shares of the issuer’s common stock, without par value, outstanding as of November 8, 2013: 4,675,521.

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

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	page no.

	Consolidated Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Condensed Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	7

	Notes to Consolidated Condensed Financial Statements (unaudited)	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1a.	Risk Factors	50

Item 6.	Exhibits	51

SIGNATURES		51

Tower Financial Corporation

Consolidated Condensed Balance Sheets

At September 30, 2013 (unaudited) and December 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$13,325,821	$11,958,507
Short-term investments and interest-earning deposits	243,521	159,866
Federal funds sold	2,638,726	2,727,928
Total cash and cash equivalents	16,208,068	14,846,301

Long-term interest-earning deposits	453,713	457,000
Trading securities	230,300	-
Securities available for sale, at fair value	185,393,296	174,383,499
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	2,886,621	4,933,299

Loans	451,515,862	450,465,610
Allowance for loan losses	(6,808,338)	(8,288,644)
Net loans	444,707,524	442,176,966

Premises and equipment, net	8,669,365	8,904,214
Accrued interest receivable	2,654,861	2,564,503
Bank owned life insurance (BOLI)	20,896,663	17,672,783
Other real estate owned (OREO)	2,351,694	1,908,010
Prepaid FDIC insurance	-	925,337
Other assets	13,615,607	11,393,469
Total assets	$701,875,412	$683,973,081

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$110,828,555	$108,147,229
Interest-bearing	479,406,946	452,860,109
Total deposits	590,235,501	561,007,338

Short-term borrowings	10,303,828	9,093,652
Federal Home Loan Bank (FHLB) advances	16,500,000	28,300,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	106,669	107,943
Other liabilities	5,211,474	4,191,237
Total liabilities	639,884,472	620,227,170

STOCKHOLDERS' EQUITY
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,949,371 and 4,941,994 issued at September 30, 2013 and December 31, 2012; 4,672,521 and 4,735,144 shares outstanding at September 30, 2013 and December 31, 2012, respectively	44,908,295	44,834,605
Retained earnings	21,367,593	17,880,539
Accumulated other comprehensive income/(loss), net of tax of ($413,790) at September 30, 2013 and $1,880,433 at December 31, 2012	(803,240)	3,650,253
Treasury stock, at cost, 276,850 and 206,850 shares at September 30, 2013 and December 31, 2012, respectively	(3,481,708)	(2,619,486)
Total stockholders' equity	61,990,940	63,745,911
Total liabilities and stockholders' equity	$701,875,412	$683,973,081

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$4,777,786	$5,525,196	$14,561,821	$16,764,224
Securities - taxable	311,638	445,573	859,883	1,470,818
Securities - tax exempt	730,943	482,496	2,128,056	1,461,982
Other interest income	4,867	6,696	12,038	36,533
Total interest income	5,825,234	6,459,961	17,561,798	19,733,557
Interest expense:
Deposits	575,796	714,875	1,794,187	2,516,593
Short-term borrowings	2	159	3	257
FHLB advances	21,468	40,469	88,529	117,234
Junior subordinated debt	80,504	89,854	241,275	366,799
Total interest expense	677,770	845,357	2,123,994	3,000,883
Net interest income	5,147,464	5,614,604	15,437,804	16,732,674
Provision for loan losses	(850,000)	618,000	(825,000)	2,293,000
Net interest income after provision for loan losses	5,997,464	4,996,604	16,262,804	14,439,674
Noninterest income:
Trust and brokerage fees	1,106,810	998,715	3,226,726	2,866,570
Service charges	282,985	257,509	835,893	828,370
Mortgage banking income	249,807	477,319	892,208	1,082,140
Net gain on sale of available-for-sale securities	-	9,110	441,396	75,809
Net debit card interchange income	189,462	162,432	635,298	563,933
Earnings from BOLI	172,387	150,082	473,880	441,572
Other-than-temporary loss:
Total impairment loss	-	(688)	-	(688)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(688)	-	(688)
Other income	174,429	147,792	678,513	485,872
Total noninterest income	2,175,880	2,202,271	7,183,914	6,343,578
Noninterest expense:
Salaries and benefits	3,161,101	2,867,136	9,000,527	8,514,808
Occupancy and equipment	618,172	640,569	1,876,445	1,891,978
Marketing	112,976	111,882	395,310	307,187
Data processing	423,927	301,914	1,247,606	991,534
Loan and professional costs	602,700	342,182	1,308,918	1,018,604
Office supplies and postage	33,684	51,360	128,276	160,365
Courier services	51,301	58,341	163,533	175,674
Business development	152,166	90,535	396,667	331,147
Communications expense	42,060	62,489	136,773	168,235
FDIC insurance premiums	115,561	138,754	385,010	521,709
OREO, net	(263,841)	15,123	(243,431)	449,022
Other expense	265,213	338,926	834,374	763,069
Total noninterest expense	5,315,020	5,019,211	15,630,008	15,293,332
Income before income taxes	2,858,324	2,179,664	7,816,710	5,489,920
Income tax expense	774,232	617,028	2,133,618	1,474,570
Net income	2,084,092	1,562,636	5,683,092	4,015,350

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Income and Comprehensive Income (Continued)

For the three and nine months ended September 30, 2013 and 2012

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income:	$2,084,092	$1,562,636	$5,683,092	$4,015,350

Other comprehensive income/(loss) net of tax:
Change in securities available-for-sale:
Unrealized holding gains on securities for which other-than-temporary impairment has been recorded	-	28,405	-	28,867
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	688	-	688
Other-than-temporary impairment on available-for-sale securities, recorded in OCI	-	27,717	-	28,179

Unrealized holding gains/(losses) on available-for-sale securities arising during the period	(116,173)	971,010	(6,306,321)	1,590,856
Reclassification adjustment for gains realized in income on available-for-sale securities	-	(9,110)	(441,396)	(75,809)
Net unrealized gains/(losses)	(116,173)	961,900	(6,747,717)	1,515,047
Income tax expense/(benefit)	(39,499)	336,470	(2,294,224)	524,697
Total other comprehensive income/(loss)	(76,674)	653,147	(4,453,493)	1,018,529
Total comprehensive income	$2,007,418	$2,215,783	$1,229,599	$5,033,879

Basic earnings per common share	$0.45	$0.32	$1.21	$0.83
Diluted earnings per common share	$0.45	$0.32	$1.21	$0.83
Average common shares outstanding	4,672,496	4,874,660	4,678,824	4,860,363
Average common shares and dilutive potential common shares outstanding	4,672,673	4,874,660	4,680,035	4,860,363

Dividends per common share	$0.330	$0.055	$0.470	$0.055

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2013 and 2012 (unaudited)

		Common		Accumulated
		Stock and		Other
	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2012	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income			4,015,350			4,015,350

Other comprehensive income, net of tax				1,018,529		1,018,529
Total comprehensive income						5,033,879

Cash dividends paid ($0.055 per share)			(268,234)			(268,234)
Stock-based compensation expense		32,743				32,743
Issuance of 23,858 commons shares		244,548				244,548

Balance, September 30, 2012	$-	$44,820,086	$18,817,231	$4,387,067	$(884,376)	$67,140,008

Balance, January 1, 2013	$-	$44,834,605	$17,880,539	$3,650,253	$(2,619,486)	$63,745,911

Net income			5,683,092			5,683,092

Other comprehensive loss, net of tax				(4,453,493)		(4,453,493)
Total comprehensive loss						1,229,599

Cash dividends paid ($0.47 per share)			(2,196,038)			(2,196,038)

Stock-based compensation expense		46,930				46,930

Exercised 2,000 shares of stock options		26,760				26,760

Repurchase of 70,000 shares of common stock					(862,222)	(862,222)

Balance, September 30, 2013	$-	$44,908,295	$21,367,593	$(803,240)	$(3,481,708)	$61,990,940

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

	(unaudited)	(unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$5,683,092	$4,015,350
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,119,715	1,514,993
Provision for loan losses	(825,000)	2,293,000
Stock-based compensation expense	46,930	32,743
Earnings on BOLI	(473,880)	(441,572)
Net gains on trading securities	(12,883)	-
Gain on sale of available-for-sale (AFS) securities	(441,396)	(75,809)
Loss on disposal of premises and equipment	1,088	3,499
Gain on sale of loans	(892,208)	(1,082,140)
Loans originated for sale	(40,602,900)	(42,460,424)
Proceeds from the sale of loans held for sale	43,541,786	38,495,367
Impairment on available for sale securities	-	688
(Gain)loss on sale of OREO	(395,394)	1,437
Write-downs of OREO	-	327,970
Change in accrued interest receivable	(90,358)	312,483
Change in other assets	997,423	809,903
Change in accrued interest payable	(1,274)	(2,030,414)
Change in other liabilities	1,020,237	2,312,599
Net cash from operating activities	10,674,978	4,029,673
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	3,287	(7,000)
Net change in loans	(7,368,879)	3,641,137
Purchase of securities AFS	(61,945,584)	(34,111,041)
Purchase of trading securities	(217,417)	-
Purchase of life insurance	(2,750,000)	-
Proceeds from maturities, calls and paydowns of securities AFS	35,354,106	25,366,579
Proceeds from sale of securities AFS	6,641,706	2,966,682
Proceeds from the sale of portfolio loans	3,539,854	780,828
Purchase of premises, equipment, and leasehold improvements	(252,300)	(387,075)
Proceeds on sale of OREO	2,075,177	648,147
Net cash used in investing activities	(24,920,050)	(1,101,743)
Cash flows from financing activities:
Net change in deposits	29,228,163	(71,759,006)
Gross proceeds from stock options exercised	26,760	-
Cash dividends paid on common stock	(2,196,038)	(268,234)
Repurchase of common stock	(862,222)	-
Proceeds from long-term FHLB advances	2,000,000	8,500,000
Repayment of short-term FHLB advances	(5,800,000)	(7,000,000)
Repayment of long-term FHLB advances	(8,000,000)	-
Change in short-term borrowings	1,210,176	13,962,905
Net cash from (used in) financing activities	15,606,839	(56,564,335)
Net change in cash and cash equivalents	1,361,767	(53,636,405)
Cash and cash equivalents, beginning of year	14,846,301	67,272,022
Cash and cash equivalents, end of year	$16,208,068	$13,635,617
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,125,268	$5,031,297
Income taxes	774,000	1,250,000
Non-cash Items:
Transfer of loans to OREO	2,123,467	82,000
Transfer of loans from held for sale	-	2,969,427

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

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles in the United States of America for complete presentation of the Company’s financial statements. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its consolidated balance sheet at September 30, 2013 and its consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2013 and September 30, 2012 and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. Those adjustments consist of only normal recurring adjustments. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The results for the period ended September 30, 2013 should not be considered as indicative of results for a full year. These consolidated condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2012 and 2011 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 4 - Trading Assets

Trading assets, at fair value, consist of the following at September 30, 2013 and December 31, 2012:

Trading Assets	September 30, 2013	December 31, 2012
Marketable equity securities - mutual funds	$230,300	$-

The unrealized gains and losses on trading assets for the three months ended September 30, 2013 and 2012, respectively, are listed below

	September 30,
	2013	2012
Gross gains	$10,886	$-
Gross losses	4,347	-
	$6,539	$-

The unrealized gains and losses on trading assets for the nine months ended September 30, 2013 and 2012, respectively, are listed below:

	September 30,
	2013	2012
Gross gains	$19,795	$-
Gross losses	6,912	-
	$12,883	$-

Note 5 - Securities

The fair value and amortized cost of securities at September 30, 2013 and December 31,2012 were as follows:

	September 30, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Obligations of state and political subdivisions	$96,442,440	$1,999,114	$(4,072,097)	$94,369,457
Taxable obligations of state and political subdivisions	1,000,000	-	-	1,000,000
Mortgage-backed securities (residential)	84,452,112	1,397,675	(575,889)	85,273,898
Mortgage-backed securities (commercial)	3,812,874	120,497	(101,330)	3,832,041
Equity securities	902,900	15,000	-	917,900
Total Securities	$186,610,326	$3,532,286	$(4,749,316)	$185,393,296

	December 31, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Obligations of state and political subdivisions	$87,358,236	$4,249,120	$(799,855)	$90,807,501
Taxable obligations of state and political subdivisions	2,037,517	274,823	-	2,312,340
Mortgage-backed securities (residential)	75,410,166	1,672,403	(94,313)	76,988,256
Mortgage-backed securities (commercial)	3,143,993	228,509	-	3,372,502
Equity securities	902,900	-	-	902,900
Total Securities	$168,852,812	$6,424,855	$(894,168)	$174,383,499

The proceeds from sales of available-for-sale securities and the associated gains and losses for the three months ended September 30, 2013 and 2012, respectively, are listed below:

	Three Months Ended
	September 30,
	2013	2012
Proceeds from available-for-sale securities	$-	$116,383
Gross gains	-	9,110

For the three months ended September 30, 2013, there were no sales of available-for-sale securities. For the three months ended September 30, 2012, the tax provision related to the net gains from sales of available-for-sale securities were $3,097. The net gain from sales of available-for-sale securities, less the related tax expense, is a reclassification out of accumulated other comprehensive income/(loss). The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The proceeds from sales of securities and the associated gains and losses for the nine months ended September 30, 2013 and 2012, respectively, are listed below:

	Nine Months Ended
	September 30,
	2013	2012
Proceeds from available-for-sale securities	$6,641,706	$2,966,682
Gross gains	441,396	78,324
Gross losses	-	2,453

For the nine months ended September 30, 2013 and 2012, the tax provision related to these net gains from sales of available-for-sale securities were $150,075 and $25,796, respectively. There was also $62 of gross losses on calls of available-for-sale-securities for the nine months ended September 30, 2012. The net gain from sales of available-for-sale securities, less the related tax expense, is a reclassification out of accumulated other comprehensive income/(loss). The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The fair values and amortized costs of debt securities available for sale at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities and equity securities are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	9/30/2013
	Amortized	Fair
	Cost	Value
Available-for-sale securities:

Mortgage-backed securities:
Mortgage-backed securities (residential)	$84,452,112	$85,273,898
Mortgage-backed securities (commercial)	3,812,874	3,832,041
Total mortgage-backed securities	$88,264,986	$89,105,939

Obligations of state and political subdivisions:
Due in one year or less	$941,478	$960,354
Due after one to five years	6,116,179	6,298,706
Due after five to ten years	21,662,549	22,575,498
Due after ten years	67,722,234	64,534,899
Total obligations of state and political subdivisions	$96,442,440	$94,369,457

Taxable obligations of state and political subdivisions:
Due after one to five years	1,000,000	1,000,000
Total Obligations of state and political subdivisions	$1,000,000	$1,000,000

Equity securities
Equity securities	$902,900	$917,900

	12/31/2012
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	$75,410,166	$76,988,256
Mortgage-backed securities (commercial)	3,143,993	3,372,502
Total mortgage-backed securities	$78,554,159	$80,360,758

Obligations of state and political subdivisions:
Due in one year or less	$1,605,182	$1,636,783
Due after one to five years	5,329,876	5,483,599
Due after five to ten years	17,512,040	19,046,647
Due after ten years	62,911,138	64,640,472
Total obligations of state and political subdivisions	$87,358,236	$90,807,501

Taxable obligations of state and political subdivisions:
Due after ten years	2,037,517	2,312,340
Total obligations of state and political subdivisions	$2,037,517	$2,312,340
Equity securities
Equity securities	$902,900	$902,900

Securities with a carrying value of $40.6 million and $15.5 million were pledged to secure borrowings from the FHLB at September 30, 2013 and December 31, 2012, respectively. Securities with a carrying value of $2.8 million and $2.6 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at September 30, 2013 and December 31, 2012, respectively. The Company pledges securities at correspondent banks to secure federal funds lines of credit. Securities with a carrying value of $6.7 million were pledged at Zions Bank at September 30, 2013, and securities with a carrying value of $8.8 million were pledged at Zions Bank and Wells Fargo at December 31, 2012. At September 30, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at September 30, 2013 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Obligations of state and political subdivisions	$43,627,501	$(4,072,097)	$-	$-	$43,627,501	$(4,072,097)
Mortgage-backed securities (residential)	29,919,764	(550,580)	825,419	(25,309)	30,745,183	(575,889)
Mortgage-backed securities (commercial)	2,215,383	(101,330)	-	-	2,215,383	(101,330)
Total available-for-sale securities	$75,762,648	$(4,724,007)	$825,419	$(25,309)	$76,588,067	$(4,749,316)

Securities with unrealized losses at December 31, 2012 not recognized in income are as follows:

	Continuing Unrealized		Continuing Unrealized
	Losses for		Losses for
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Obligations of state and political subdivisions	$32,905,101	$(799,855)	$-	$-	$32,905,101	$(799,855)
Mortgage-backed securities (residential)	17,371,951	(93,312)	1,142,901	(1,001)	18,514,852	(94,313)
Total available-for-sale securities	$50,277,052	$(893,167)	$1,142,901	$(1,001)	$51,419,953	$(894,168)

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

As of September 30, 2013, Tower Financial Corporation’s security portfolio consisted of 292 securities, 82 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of state and political subdivisions and mortgage-backed securities, as discussed below:

Mortgage-backed Securities

At September 30, 2013, approximately 84.1% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

As of September 30, 2013, we held $14.2 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital. The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis. Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Obligations of State and Political Subdivisions

At September 30, 2013, the majority of the obligations of state and political subdivisions are credit rated A or above. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality of the underlying municipalities.

There were no credit losses relating to debt securities recognized in earnings for the three and nine months ended September 30, 2013 compared to $688 for the three and nine months ended September 30, 2012. The debt securities that were deemed to be other-than-temporarily impaired at September 30, 2012 were sold during the fourth quarter of 2012. There were no debt securities deemed to be OTTI during the three and nine months ended September 30, 2013.

Note 6 - Loans and Allowance for Loan Losses

Loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Balance	%	Balance	%
Commercial	$218,538,151	48.3%	$209,781,217	46.5%
Commercial real estate
Construction	26,707,600	5.9%	31,072,771	6.9%
Other	92,441,960	20.5%	82,553,249	18.3%
Residential real estate
Traditional	51,207,190	11.3%	54,042,379	12.0%
Jumbo	24,552,324	5.4%	29,053,502	6.4%
Home equity	28,337,104	6.2%	33,073,555	7.3%
Consumer	10,390,938	2.4%	11,394,762	2.6%
Total loans	452,175,267	100.0%	450,971,435	100.0%
Net deferred loan costs (fees)	(659,405)		(505,825)
Allowance for loan losses	(6,808,338)		(8,288,644)
Net loans	$444,707,524		$442,176,966

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

For the three months ended September 30, 2013:

		Commercial	Residential Real
	Commercial	Real Estate	Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 7/1/2013	$3,867,982	$3,415,078	$210,628	$195,254	$29,612	$73,771	$7,792,325
Provision (credit)/expense	(287,732)	(682,399)	31,848	9,590	(522)	79,215	(850,000)
Charge-offs	(87,295)	(101,436)	(29,132)	(28,004)	-	-	(245,867)
Recoveries	96,965	9,859	-	2,326	2,730	-	111,880
Ending Balance 9/30/2013	$3,589,920	$2,641,102	$213,344	$179,166	$31,820	$152,986	$6,808,338

For the nine months ended September 30, 2013:

		Commercial	Residential Real
	Commercial	Real Estate	Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2013	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644
Provision (credit)/expense	(46,334)	(883,971)	50,927	(8,881)	(1,029)	64,288	(825,000)
Charge-offs	(799,514)	(118,436)	(29,132)	(28,004)	-	-	(975,086)
Recoveries	297,472	9,859	-	6,740	5,709	-	319,780
Ending Balance 9/30/2013	$3,589,920	$2,641,102	$213,344	$179,166	$31,820	$152,986	$6,808,338

For the three months ended September 30, 2012:

		Commercial	Residential Real
	Commercial	Real Estate	Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 7/1/2012	$3,798,534	$4,501,776	$441,083	$246,294	$25,658	$18,434	$9,031,779
Provision (credit)/expense	(104,255)	697,888	9,099	(62,281)	(8,418)	85,967	618,000
Charge-offs	-	(1,051,000)	(93,593)	-	-	-	(1,144,593)
Recoveries	8,165	5,348	-	20,176	305	-	33,994
Ending Balance 9/30/2012	$3,702,444	$4,154,012	$356,589	$204,189	$17,545	$104,401	$8,539,180

For the nine months ended September 30, 2012:

		Commercial	Residential Real
	Commercial	Real Estate	Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision (credit)/expense	32,620	1,753,487	(73,889)	475,225	63,421	42,136	2,293,000
Charge-offs	(508,297)	(2,334,496)	(150,093)	(379,494)	(66,412)	-	(3,438,792)
Recoveries	214,843	29,073	-	31,535	1,508	-	276,959
Ending Balance 9/30/2012	$3,702,444	$4,154,012	$356,589	$204,189	$17,545	$104,401	$8,539,180

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the three months ended	September 30, 2013	September 30, 2012
Commercial	$1,439,854	$-
Commercial Real Estate	800,000	-

For the nine months ended	September 30, 2013	September 30, 2012
Commercial	$2,739,854	$780,828
Commercial Real Estate	800,000	-

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of September 30, 2013 and December 31, 2012:

	Individually evaluated	Collectively evaluated
September 30, 2013	for impairment	for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,749,474	$1,840,446	$3,589,920
Commercial Real Estate
Construction	-	370,079	370,079
Other	-	2,271,023	2,271,023
Residential Real Estate
Traditional	-	144,203	144,203
Jumbo	-	69,141	69,141
Home Equity	-	179,166	179,166
Consumer	-	31,820	31,820
Unallocated	-	152,986	152,986
Total	$1,749,474	$5,058,864	$6,808,338

Loans:
Commercial	$9,740,723	$209,271,606	$219,012,329
Commercial Real Estate
Construction	1,474,325	25,067,859	26,542,184
Other	383,558	92,059,908	92,443,466
Residential Real Estate
Traditional	-	51,249,265	51,249,265
Jumbo	-	24,572,498	24,572,498
Home Equity	-	28,509,188	28,509,188
Consumer	-	10,464,955	10,464,955
Unallocated	-	-	-
Total	$11,598,606	$441,195,279	$452,793,885

	Individually evaluated	Collectively evaluated
December 31, 2012	for impairment	for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,863,569	$2,274,727	$4,138,296
Commercial Real Estate
Construction	104,000	415,535	519,535
Other	-	3,114,115	3,114,115
Residential Real Estate
Traditional	-	124,576	124,576
Jumbo	-	66,973	66,973
Home Equity	-	209,311	209,311
Consumer	-	27,140	27,140
Unallocated	-	88,698	88,698
Total	$1,967,569	$6,321,075	$8,288,644

Loans:
Commercial	$12,011,267	$198,361,867	$210,373,134
Commercial Real Estate
Construction	3,980,626	27,003,008	30,983,634
Other	753,136	81,784,775	82,537,911
Residential Real Estate
Traditional	-	54,120,324	54,120,324
Jumbo	1,399,283	27,696,123	29,095,406
Home Equity	-	33,264,786	33,264,786
Consumer	-	11,506,816	11,506,816
Unallocated	-	-	-
Total	$18,144,312	$433,737,699	$451,882,011

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	Unpaid Principal		Allowance for Loan
September 30, 2013	Balance	Recorded Investment	Losses Allocated
With no related allowance recorded:
Commercial	$2,368,730	$1,978,233	$-
Commercial Real Estate
Construction	2,668,531	1,474,325	-
Other	383,196	383,558	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	5,420,457	3,836,116	-
With related allowance recorded:
Commercial	7,807,016	7,762,490	1,749,474
Commercial Real Estate
Construction	-	-	-
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,807,016	7,762,490	1,749,474

	$13,227,473	$11,598,606	$1,749,474

	Unpaid Principal		Allowance for Loan
December 31, 2012	Balance	Recorded Investment	Losses Allocated
With no related allowance recorded:
Commercial	$2,732,989	$2,473,705	$-
Commercial Real Estate
Construction	6,562,426	3,339,120	-
Other	872,074	753,136	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,930,616	1,399,283	-
Home Equity	-	-	-
Consumer	-	-	-
	12,098,105	7,965,244	-
With related allowance recorded:
Commercial	9,638,777	9,537,562	1,863,569
Commercial Real Estate
Construction	641,577	641,506	104,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	10,280,354	10,179,068	1,967,569

	$22,378,459	$18,144,312	$1,967,569

For the tables directly above, the recorded investment in loans includes accrued interest receivable and loan origination fees, net. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the three months ended September 30, 2013 and September 30, 2012:

For three months ended	September 30, 2013	September 30, 2012

Average impaired loans during the period:
Commercial	$10,109,136	$8,032,420
Commercial Real Estate
Construction	1,680,807	2,667,538
Other	1,391,356	1,752,446
Residential Real Estate
Jumbo	690,007	1,558,265

Interest recognized on impaired loans:
Commercial	116,429	62,162
Commercial Real Estate
Construction	6,640	40,198
Other	2,011	2,858
Residential Real Estate
Jumbo	-	-

Cash-basis interest income recognized:
Commercial	113,557	67,505
Commercial Real Estate
Construction	5,745	40,126
Other	2,011	1,699
Residential Real Estate
Jumbo	-	-

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for the nine months ended September 30, 2013 and September 30, 2012:

For nine months ended	September 30, 2013	September 30, 2012

Average impaired loans during the period:
Commercial	$10,349,281	$8,410,821
Commercial Real Estate
Construction	2,982,999	3,357,440
Other	1,400,021	2,256,583
Residential Real Estate
Jumbo	1,156,435	1,366,946
Home Equity	-	305,583

Interest recognized on impaired loans:
Commercial	349,271	190,102
Commercial Real Estate
Construction	69,969	125,764
Other	6,059	77,131
Residential Real Estate
Jumbo	-	7,459
Home Equity	-	5,699

Cash-basis interest income recognized:
Commercial	345,240	167,239
Commercial Real Estate
Construction	55,341	120,819
Other	6,059	70,251
Residential Real Estate
Jumbo	-	2,333
Home Equity	-	472

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

		Loans Past Due
		Over 90 Days Still
September 30, 2013	Nonaccrual	Accruing
Commercial	$4,260,118	$573,900
Commercial Real Estate
Construction	1,474,325	-
Other	383,558	-
Residential Real Estate
Traditional	443,389	125,576
Jumbo	-	-
Home Equity	192,575	11,427
Consumer	-	42,205
Total	$6,753,965	$753,108

		Loans Past Due
		Over 90 Days
December 31, 2012	Nonaccrual	Still Accruing
Commercial	$8,899,434	$-
Commercial Real Estate
Construction	2,789,835	-
Other	753,136	-
Residential Real Estate
Traditional	1,055,284	109,768
Jumbo	1,399,283	-
Home Equity	84,611	-
Consumer	-	2,681
Total	$14,981,583	$112,449

The following tables present the aging of the recorded investment in loans as of September 30, 2013 and December 31, 2012:

	30 - 59 Days Past	60 - 89 Days Past	Greater than 90		Total Loans Not
September 30, 2013	Due	Due	Days Past Due	Total Past Due	Past Due
Commercial	$1,958,585	$13,904	$1,503,719	$3,476,208	$215,536,121
Commercial Real Estate
Construction	-	-	1,474,325	1,474,325	25,067,859
Other	5,058,306	-	265,731	5,324,037	87,119,429
Residential Real Estate
Traditional	-	115,746	568,965	684,711	50,564,554
Jumbo	-	-	-	-	24,572,498
Home Equity	2,861	-	91,802	94,663	28,414,525
Consumer	92,972	20,269	42,205	155,446	10,309,509
Total	$7,112,724	$149,919	$3,946,747	$11,209,390	$441,584,495

	30 - 59 Days Past	60 - 89 Days Past	Greater than 90		Total Loans Not
December 31, 2012	Due	Due	Days Past Due	Total Past Due	Past Due
Commercial	$811,194	$298,560	$6,625,351	7,735,105	$202,638,029
Commercial Real Estate
Construction	-	1,190,791	1,203,867	2,394,658	28,588,976
Other	3,885,019	-	624,585	4,509,604	78,028,307
Residential Real Estate
Traditional	294,459	355,134	1,165,052	1,814,645	52,305,679
Jumbo	-	-	1,399,283	1,399,283	27,696,123
Home Equity	8,757	9,082	84,611	102,450	33,162,336
Consumer	122,580	30,697	2,681	155,958	11,350,858
Total	$5,122,009	$1,884,264	$11,105,430	$18,111,703	$433,770,308

Troubled Debt Restructurings:

The Company has allocated $788,000 and $260,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012. The Company has not committed to lend additional funds to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

There were no loans modified during the three-month period ending September 30, 2013 that met the definition of a troubled debt restructuring, but there was one loan modification during the nine-month period ending September 30, 2013 that met the definition of a troubled debt restructuring. The modification of the terms included renewing a collateral deficient commercial loan to a borrower experiencing financial difficulty. During the three months ending September 30, 2012, there was one loan restructured that met the definition of a troubled debt restructuring. The restructuring extended the maturity date on a commercial loan for a customer that is experiencing financial difficulty. During the nine months ending September 30, 2012, there were three loans modified that met the definition of a troubled debt restructuring. The modification of the terms of these loans included extending the maturity date on a commercial loan for a customer that is experiencing financial difficulty, decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan, and renewing a collateral deficient commercial loan.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the three and nine months ending September 30, 2013 and September 30, 2012:

For the nine months ended September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment*	Investment*
Commercial	1	$328,351	$328,351

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

For the three months ended September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment*	Investment*
Commercial	1	$1,203,271	$1,203,621

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

	For the nine months ended September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment*	Investment*
Commercial	2	$1,559,471	$1,563,936
Commercial Real Estate:
Construction	1	1,034,993	1,034,993

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of September 30, 2013 and September 30, 2012:

	September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Commercial	0	$-	1	$366,423
Commercial Real Estate:
Construction	2	344,894	2	354,894
Other	2	351,218	2	358,218

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted as of September 30, 2013 described did not impact the allowance for loan losses during the three-month period ending September 30, 2013. The troubled debt restructurings that subsequently defaulted as of September 30, 2013 described above reduced the allowance for loan losses by $17,000 as a result of charge offs taken during the nine-month period ending September 30, 2013. The troubled debt restructurings that subsequently defaulted described above reduced the allowance for loan losses by $1.0 million as a result of charge offs during the three- and nine-month periods ending September 30, 2012.

The terms of certain other loans were modified during the nine months ending September 30, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2013 of $68.5 million for the nine months ended September 30, 2013. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

September 30, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$201,450,811	$2,927,600	$10,817,894	$3,816,024
Commercial Real Estate
Construction	-	24,564,328	-	503,531	1,474,325
Other	-	84,157,742	1,934,849	5,967,317	383,558
Residential Real Estate
Traditional	51,249,265	-	-	-	-
Jumbo	24,572,498	-	-	-	-
Home Equity	28,509,188	-	-	-	-
Consumer	10,464,955	-	-	-	-
Total	$114,795,906	$310,172,881	$4,862,449	$17,288,742	$5,673,907

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,915,297	$1,466,775	$11,091,628	$8,899,434
Commercial Real Estate
Construction	-	24,992,377	2,010,631	1,190,791	2,789,835
Other	-	73,747,287	2,028,714	6,008,773	753,137
Residential Real Estate
Traditional	54,120,324	-	-	-	-
Jumbo	27,696,123	-	-	-	1,399,283
Home Equity	33,264,786	-	-	-	-
Consumer	11,506,816	-	-	-	-
Total	$126,588,049	$287,654,961	$5,506,120	$18,291,192	$13,841,689

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity. The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of September 30, 2013 and December 31, 2012:

			Greater than 90
		30 - 89 Days	Days Past Due
September 30, 2013	Not Past Due	Past Due	Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$50,564,554	$115,746	$125,576	$443,389
Jumbo	24,572,498	-	-	-
Home Equity	28,302,325	2,861	11,427	192,575
Consumer	10,309,509	113,241	42,205	-
Total	$113,748,886	$231,848	$179,208	$635,964

			Greater than 90
		30 - 89 Days Past	Days Past Due
December 31, 2012	Not Past Due	Due	Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,305,679	$649,593	$109,768	$1,055,284
Jumbo	27,696,123	-	-	1,399,283
Home Equity	33,162,336	17,839	-	84,611
Consumer	11,350,858	153,277	2,681	-
Total	$124,514,996	$820,709	$112,449	$2,539,178

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

The Company uses the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1), which include equity mutual funds. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our municipal bonds and mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which at September 30, 2013 included one taxable municipal security and one equity security. The fair value of Level 3 securities is highly sensitive to assumption changes and market volatility due to current market conditions as well as the limited trading activity of these securities.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

		September 30, 2013
	Level 1	Level 2	Level 3	Total
Trading securities
Equity mutual funds	$230,300	$-	$-	$230,300
Total	$230,300	$-	$-	$230,300

Available-for-sale securities:
Obligations of state and political subdivisions	$-	$94,369,457	$-	$94,369,457
Taxable obligations of state and political subdivisions	-	-	1,000,000	1,000,000
Mortgage-backed securities (residential)	-	85,273,898	-	85,273,898
Mortgage-backed securities (commercial)	-	3,832,041	-	3,832,041
Equity securities	-	-	917,900	917,900
Total	$-	$183,475,396	$1,917,900	$185,393,296

		December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of state and political subdivisions	$-	$90,807,501	$-	$90,807,501
Taxable obligations of state and political subdivisions	-	2,312,340	-	2,312,340
Mortgage-backed securities (residential)	-	76,988,256	-	76,988,256
Mortgage-backed securities (commercial)	-	3,372,502	-	3,372,502
Equity securities	-	-	902,900	902,900
Total	$-	$173,480,599	$902,900	$174,383,499

The following tables represent the changes in the Level 3 fair-value category for the three and nine months ended September 30, 2013 and 2012. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30,
Taxable obligations of state and political subdivisions	2013	2012

Beginning Balance, July 1	$-	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	1,000,000	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$1,000,000	$-

	Three Months Ended September 30,
Mortgage-backed securities (residential)	2013	2012

Beginning Balance, July 1	$-	$306,557
Principal paydowns	-	(16,806)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	(688)
Included in other comprehensive income	-	28,405
Purchases of Level 3 securities	-	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$-	$317,468

	Three Months Ended September 30,
Equity securities	2013	2012

Beginning Balance, July 1	$917,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$917,900	$-

Nine Months Ended September 30,
Taxable obligations of state and political subdivisions	2013	2012

Beginning Balance, January 1	$-	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	1,000,000	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$1,000,000	$-

	Nine Months Ended September 30,
Mortgage-backed securities (residential)	2013	2012

Beginning Balance, January 1	$-	$13,086,544
Principal paydowns	-	(911,153)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(23,858)
Credit loss recognized in earnings	-	(688)
Included in other comprehensive income	-	109,655
Purchases of Level 3 securities	-	-
Sale of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(11,943,032)
Ending Balance, September 30	$-	$317,468

	Nine Months Ended September 30,
Obligations of state and politicial subdivisions	2013	2012

Beginning Balance, January 1	$-	$3,686,288
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(42)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	(5,581)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(3,680,665)
Ending Balance, September 30	$-	$-

	Nine Months Ended September 30,
Equity securities	2013	2012

Beginning Balance, January 1	$902,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	15,000	-
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	-
Ending Balance, September 30	$917,900	$-

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the three and nine months ending September 30, 2013.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Taxable obligations of state and political subdivisions	$1,000,000	Market comparable securities	Comparability adjustments	Not available

Equity security	917,900	Market comparable securities	Comparability adjustments	Not available

Collateral-dependent impaired loans	1,093,803	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Equity security	$902,900	Market comparable securities	Comparability adjustments	Not available

Other real estate owned	1,469,565	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	10,245,046	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

		September 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$372,000	$372,000
Commercial Real Estate
Construction			168,374	168,374
Other			553,429	553,429

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial			$6,491,503	$6,491,503
Commercial Real Estate
Construction			1,985,598	1,985,598
Other			368,662	368,662
Residential Real Estate
Traditional			-	-
Jumbo			1,399,283	1,399,283
Home Equity			-	-
Other real estate owned:
Commercial Real Estate
Construction			1,093,265	1,093,265
Other			226,000	226,000
Residential Real Estate
Traditional			150,300	150,300
Jumbo			-	-

The following schedule reflects the carrying values and estimated fair values of our financial instruments at September 30, 2013 and December 31, 2012. Only financial instruments are shown.

	Carrying
September 30, 2013	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,208,068	$16,208,068	$-	$-
Long-term interest-bearing deposits	453,713	-	453,713	-
Trading securities	230,300	230,300	-	-
Securities available for sale	185,393,296	-	183,475,396	1,917,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	2,886,621	-	2,886,621	-
Loans, net	444,707,524	-	-	450,171,773
Accrued interest receivable	2,654,861	-	2,654,861	-
Financial liabilities:
Deposits	(590,235,501)	-	(586,309,187)	-
Short-term borrowings	(10,303,828)	-	(10,303,828)	-
FHLB advances	(16,500,000)	-	(16,466,950)	-
Junior subordinated debt	(17,527,000)	-	-	(6,163,557)
Accrued interest payable	(106,669)	-	(106,669)	-

	Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,846,301	$14,846,301	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available for sale	174,383,499	-	173,480,599	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,933,299	-	4,933,299	-
Loans, net	442,176,966	-	-	449,833,513
Accrued interest receivable	2,564,503	-	2,564,503	-
Financial liabilities:
Deposits	(561,007,338)	-	(563,043,048)	-
Short-term borrowings	(9,093,652)	-	(9,093,652)	-
FHLB advances	(28,300,000)	-	(28,337,750)	-
Junior subordinated debt	(17,527,000)	-	-	(6,080,121)
Accrued interest payable	(107,943)	-	(107,943)	-

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

Note 8 - Federal Home Loan Bank Advances

At September 30, 2013 and December 31, 2012, advances from the Federal Home Loan Bank ("FHLB") were:

	September 30, 2013	December 31, 2012
0.46% bullet advance, principal due at maturity February 15, 2013	$-	$3,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	-	2,000,000
0.49% variable rate advance, principal due at maturity June 12, 2013	-	3,300,000
0.49% variable rate advance, principal due at maturity June 17, 2013	-	7,000,000
0.49% variable rate advance, principal due at maturity June 25, 2013	-	3,000,000
0.50% variable rate advance, principal due at maturity July 1, 2013	-	3,500,000
0.49% bullet advance, principal due at maturity August 19, 2013	-	3,000,000
0.45% variable rate advance, principal due at maturity March 3, 2014	5,000,000	-
0.45% variable rate advance, principal due at maturity March 10, 2014	6,000,000	-
0.62% bullet advance, principal due at maturity March 28, 2016	2,000,000	-
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	3,500,000

Total Federal Home Loan Bank advances	16,500,000	$28,300,000

At September 30, 2013, two FHLB advances in the amount of $11.0 million have variable rates and can be repaid anytime at the Company’s discretion before their contractual maturities. The remaining two FHLB advances have fixed rates with no callable options. At December 31, 2012, four FHLB advances in the amount of $16.8 million had variable rates and could be repaid anytime at the Company’s discretion before their contractual maturities. The remaining four FHLB advances totaling $11.5 million had fixed rates with no callable options.

At September 30, 2013 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2013	$-
2014	11,000,000
2015	-
2016	2,000,000
2017	3,500,000
$16,500,000

Note 9 – Equity Incentive Plans and Stock Compensation Plans

1998 and 2001 Stock Option and Incentive Plans:

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation. Options for all 435,000 shares were issued under the Plans, of which 37,935 remain outstanding as of September 30, 2013. Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term. There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the three- and nine-month periods ended September 30, 2013 and September 30, 2012.

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

A summary of the option activity under the Plans as of September 30, 2013 and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/2013	49,685	$14.49	1.72	$-

Granted	-	-	-	-

Exercised	(2,000)	13.38	-	-

Forfeited or expired	(9,750)	13.35	-	-

Outstanding at 9/30/2013	37,935	14.85	1.46	-

Vested at 9/30/2013	37,935	14.85	1.46

Exercisable at 9/30/2013	37,935	14.85	1.46

There were no stock options exercised during the three-month period ending September 30, 2013, but there were 2,000 shares of stock options exercised in the amount of $26,760 during the nine-month period ending September 30, 2013. There were no options exercised during the three- and nine-month period ending September 30, 2012.

No further options will be granted under either of these Plans, but the Plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans. As of September 30, 2013, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

2006 Equity Incentive Plan:

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights. Of those shares, 95,757 were still undesignated and 54,243 have been granted.

Unrestricted Stock Awards:

As of September 30, 2013, 23,858 shares have been granted and vested as part of a long-term equity incentive plan. This plan was put in place for the entire senior management team and several other key personnel of the Company and expired December 31, 2012; therefore, no compensation cost was charged against income for the three and nine months ended September 30, 2013. The compensation cost that was charged against income for the shares awarded under the plan was $0 and $54,635 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there is no unrecognized compensation expense in relation to the long-term equity incentive plan.

Restricted Stock:

As of September 30, 2013, 19,875 shares have been granted, of which 19,375 shares have vested and 500 shares have not vested and are expected to vest. The compensation cost that has been charged against income for restricted shares awarded under the Plan was $531 and $531 for the three months and $1,593 and $14,093 for the nine months ended September 30, 2013 and 2012, respectively. Future expense related to this award will be $532 in 2013, $2,125 in 2014, $1,417 in 2015. The total fair value of shares vested during the three and nine months ended September 30, 2013 was $3,875.

A summary of the restricted stock activity as of September 30, 2013 and changes during the nine-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/13	750	$8.50

Granted	-	-

Vested	(250)	8.50

Forfeited	-	-

Outstanding at 9/30/13	500	8.50

Director Stock Compensation Program:

As discussed in our Annual Report filed on Form 10-K, our board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units. The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting, which is typically in May each year. The participant may elect to defer payment of the Deferred Stock Unit until one year after the date of grant, three years after the date of the grant, or one year after the end of the participant’s service with the Company. The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance. As of September 30, 2013, 10,510 shares have been granted, of which 5,341 have vested, 5,133 have not vested and are expected to vest, and 36 units were issued in the form of dividend equivalent units. Of the 5,341 shares that have vested, participants have chosen to defer payment of 1,785 units. During the three months ending September 30, 2013, two dividends totaling $0.33 per common share were paid, which resulted in the issuance of 36 dividend equivalent units on the deferred units. The compensation cost that has been charged against income for the Deferred Stock Units awarded under this Program was $17,449 and $13,850 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $45,337 and $18,650 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Future expense related to this award will be $17,325 in 2013 and $28,875 in 2014.

Note 10 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the three- and nine- month periods ended September 30, 2013 and September 30, 2012. Options not considered in the calculation of diluted earnings per common share because they were antidilutive totaled 5,842 and 49,685 for the three-month periods ended and 19,719 and 49,685 for the nine- month periods ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,
	2013	2012
Basic
Net income available to common shareholders	$2,084,092	$1,562,636
Weighted average common shares outstanding	4,672,496	4,874,660
Basic earnings per common share	$0.45	$0.32

Diluted
Net income available to common shareholders	$2,084,092	$1,562,636
Weighted average common shares outstanding	4,672,496	4,874,660
Add: dilutive effect of stock option exercises	177	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,672,673	4,874,660
Diluted earnings per common share	$0.45	$0.32

	Nine Months Ended September 30,
	2013	2012
Basic
Net income available to common shareholders	$5,683,092	$4,015,350
Weighted average common shares outstanding	4,678,824	4,860,363
Basic earnings per common share	$1.21	$0.83

Diluted
Net income available to common shareholders	$5,683,092	$4,015,350
Weighted average common shares outstanding	4,678,824	4,860,363
Add: dilutive effect of stock option exercises	1,211	-
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,680,035	4,860,363
Diluted earnings per common share	$1.21	$0.83

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

	As of and for the three months ended September 30, 2013
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,198,370	$17,098	$(68,004)	$-	$5,147,464

Non-interest income	1,053,280	1,108,705	2,383,341	(2,369,446)	2,175,880

Non-interest expense	4,112,089	794,701	408,230	-	5,315,020

Noncash items
Provision for loan losses	(850,000)	-	-	-	(850,000)
Depreciation/Amortization	1,013,857	26,026	-	-	1,039,883

Income tax expense (benefit)	824,689	126,528	(176,985)	-	774,232

Segment Profit/(Loss)	2,164,872	204,574	2,084,092	(2,369,446)	2,084,092

Balance Sheet Information
Segment Assets	702,644,649	7,558,913	84,021,812	(92,349,962)	701,875,412

	As of and for the nine months ended September 30, 2013
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$15,596,915	$44,664	$(203,775)	$-	$15,437,804

Non-interest income	3,908,547	3,229,448	6,289,244	(6,243,325)	7,183,914

Non-interest expense	12,686,159	2,189,909	753,940	-	15,630,008

Noncash items
Provision for loan losses	(825,000)	-	-	-	(825,000)
Depreciation/Amortization	3,044,465	75,250	-	-	3,119,715

Income tax expense (benefit)	2,065,735	419,446	(351,563)	-	2,133,618

Segment Profit/(Loss)	5,578,568	664,757	5,683,092	(6,243,325)	5,683,092

Balance Sheet Information
Segment Assets	702,644,649	7,558,913	84,021,812	(92,349,962)	701,875,412

	As of and for the three months ended September 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$5,688,509	$15,949	$(89,854)	$-	$5,614,604

Non-interest income	1,197,720	999,123	1,696,771	(1,691,343)	2,202,271

Non-interest expense	4,201,409	695,072	122,730	-	5,019,211

Noncash items
Provision for loan losses	618,000	-	-	-	618,000
Depreciation/Amortization	453,432	21,764	-	-	475,196

Income tax expense (benefit)	573,847	121,631	(78,450)	-	617,028

Segment Profit/(Loss)	1,492,973	198,369	(1,562,637)	(1,691,343)	1,562,636

Balance Sheet Information
Segment Assets	651,907,041	7,354,862	78,640,710	(88,436,885)	649,465,728

	As of and for the nine months ended September 30, 2012
	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$17,061,389	$38,084	$(366,799)	$-	$16,732,674

Non-interest income	3,457,035	2,867,137	4,547,115	(4,527,709)	6,343,578

Non-interest expense	12,755,849	2,048,344	489,139	-	15,293,332

Noncash items
Provision for loan losses	2,293,000	-	-	-	2,293,000
Depreciation/Amortization	1,452,788	62,205	-	-	1,514,993

Income tax expense (benefit)	1,467,934	330,809	(324,173)	-	1,474,570

Segment Profit/(Loss)	4,001,641	526,068	4,015,350	(4,527,709)	4,015,350

Balance Sheet Information
Segment Assets	651,907,041	7,354,862	78,640,710	(88,436,885)	649,465,728

Note 12 – Acquisition

In a press release dated September 10, 2013, Old National Bancorp announced its intent to acquire the Company in a cash and stock transaction. Under the terms of the merger agreement, which was approved by the boards of both companies, Company shareholders will receive $6.75 in cash and 1.20 shares of Old National Bancorp common stock for each share of Company common stock held by them. As provided in the merger agreement, consummation of the Merger is subject to various conditions, including (i) receipt of the requisite approval by Tower’s shareholders, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) effectiveness of the registration statement to be filed by Old National with the Securities and Exchange Commission (the “SEC”) with respect to the shares of Old National’s common stock to be issued to Tower’s shareholders in connection with the Merger, (v) Tower’s Delinquent Loans (as defined in the Merger Agreement) must not exceed $24.0 million as of the tenth day prior to the effective time of the Merger, and (vi) the Tower Consolidated Shareholders’ Equity as of the end of the last day of the month prior to the effective time of the Merger, after certain adjustments prescribed by the Merger Agreement have been made, must not be less than $57,117,844. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects. The transaction is expected to close in the first quarter of 2014, subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions provided in the merger agreement. As of September 30, 2013, Tower was in compliance with the closing conditions set forth in the merger agreement.

The Merger Agreement also contains representations and warranties that the parties have made to each other as of specific dates. The Merger Agreement is incorporated herein by reference to an exhibit filed publicly in our Current Report on Form 8-K filed on September 10, 2013. Shareholders should read the Merger Agreement together with the other information concerning Old National and Tower that each company publicly files in reports and statements with the SEC.

Note 13 – Reclassifications

Certain items in the financial statements and notes thereto were reclassified to conform to the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition of the Company as of September 30, 2013 and December 31, 2012 and results of operations for the three- and nine-month periods ended September 30, 2013 and September 30, 2012. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and the related notes appearing elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

Net income for the nine months ended September 30, 2013 and 2012 was $5.7 million and $4.0 million, respectively. The 41.5% increase in net income was the result of decreasing loan provision expense by $3.1 million and an increase in noninterest income of $840,336. These increases to net income were offset by a decrease in net interest income of $1.3 million, an increase in income tax expense of $659,048, and an increase in noninterest expense of $336,676. Loan provision expenses decreased due to improvements in asset quality, declining historical loss rates, and a decrease in adversely rated credits. The increase in noninterest income was led by increases in gains on available-for-sale securities and trust and brokerage income, and was offset by decreases in our mortgage banking income. Increases in noninterest expense were the led by increases in salaries and benefits, loan and professional, and data processing expenses of $485,719, $290,314, and $256,072, respectively. These increases were offset by decreases in other real estate owned (OREO) expenses of $692,453 and FDIC insurance premiums of $136,699.

Total assets increased $17.9 million, or 2.6%, from $684.0 million at December 31, 2012 to $701.9 million at September 30, 2013. This increase was the result of an $11.2 million increase in investment securities, a $3.2 million increase in bank owned life insurance (BOLI), and a $1.1 million increase in total loans. The increase in investment securities was primarily in the tax-exempt municipal and mortgage-backed security sectors. The increase in total loans was the result of increases in commercial and commercial real estate loans in the amount of $8.8 million and $5.5 million, respectively; offset by decreases in residential real estate, home equity, and consumer loans totaling $13.1 million. Of those decreases, the decrease in residential real estate loans of $7.3 million was primarily the result of existing loans being refinanced in the current low interest rate environment. As these loans were refinanced, management chose to sell the majority of new loans originated and let the existing balance decline in an effort to reduce our exposure to long-term, low rate loans.

Total deposits increased by $29.2 million, or 5.2%, from December 31, 2012 to September 30, 2013. The increase in total deposits to $590.2 million at September 30, 2013 was primarily related to increases of $15.3 million in health savings accounts (HSAs), $4.6 million in savings accounts, $6.8 million in money market accounts, and $9.5 million in brokered deposits. The increase in HSAs, which are included in interest-bearing checking accounts, was primarily due to the annual employer funded contributions made to their employees’ HSAs in January. The increase in brokered deposits was strategically planned by management to fund the remaining portion of the municipal bond leverage strategy. Offsetting the increase was a decrease of approximately $8.8 million of interest-bearing commercial and consumer checking accounts, excluding HSAs.

Financial Condition

Total assets were $701.9 million at September 30, 2013 compared to total assets of $684.0 million at December 31, 2012. The increase was primarily due to the $11.2 million increase in investment securities and the $3.2 million increase in BOLI.

Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold, were $16.2 million at September 30, 2013. This represents a $1.4 million, or 9.2%, increase from December 31, 2012. This balance tends to fluctuate on a daily basis as new funds come in and others are sent out to fund commitments, such as new loans or investment purchases.

Investment Securities:

Trading Securities. At September 30, 2013, the Company held $230,300 in trading securities. This asset is an investment in mutual funds that is associated with a nonqualified deferred compensation plan for the Company’s executive officers. The Company attempts to mirror investment performance in the participant deemed deferred compensation accounts, which allows for reduced risk for the Company since changes in the nonqualified participant liabilities will tend to be offset by similar changes in the corporate trading assets.

Securities Available for sale. Available-for-sale securities increased by $11.0 million, or 6.3%, from December 31, 2012. This increase was primarily due to purchases of residential mortgage-backed securities and tax-exempt municipal securities. We are focused on preserving net interest income while maintaining a consistent level of quality earning assets. Due to this focus, we have increased our portfolio of available-for-sale securities to supplement the decline in interest income from lower loan and investment yields as a result of the extended low-rate interest environment. At September 30, 2013, available-for-sale securities made up 26.4% of total assets compared to 25.4% of total assets at December 31, 2012.

Loans. Total loans increased $1.1 million from December 31, 2012 to $451.5 million at September 30, 2013. While loan growth was only 0.23% from December 31, 2012 to September 30, 2013, there was significant movement within the loan portfolio. Over the nine-month period in 2013, commercial and commercial real estate loans grew by $8.8 million and $5.5 million, respectively. Of the $5.5 million increase in commercial real estate, there was growth of $9.9 million in owner-occupied and investment purpose commercial real estate properties offset by a $4.4 million reduction in commercial real estate construction loans; otherwise known as, acquisition and development loans. Offsetting the increases were decreases in residential real estate loans of $7.3 million, home equity loans of $4.8 million, and consumer loans of $1.0 million. The $7.3 million decrease in residential mortgage loans was primarily the result of existing loans being refinanced in the current low interest rate environment. As these loans were refinanced, management chose to sell the majority of new loans originated and let the existing balances decline in an effort to reduce our exposure to long-term, low rate loans. New residential mortgage loan originations during the first nine months of 2013 totaled $58.8 million, of which only $18.2 million was retained. While new commercial and commercial real estate loans are regularly added to the portfolio, they continue to be offset by amortization and pay downs on existing loans as business customers are using excess cash reserves to pay down loan balances. New commercial and commercial real estate loan volume during the first nine months of 2013 was approximately $109.2 million. Competition and declining rates in the local and national lending environment also continues to be a challenge as the Company looks to replace these paid off and paid down loans with new loans meeting the asset quality, price, and risk deemed acceptable by our lending policies and management.

Nonperforming Assets. Nonperforming assets include impaired securities, nonperforming loans, OREO, and other impaired assets. Nonperforming loans include loans 90 days past due and still accruing interest, nonperforming restructured loans, and nonaccrual loans. Nonperforming assets decreased by $8.9 million from $18.8 million, or 2.7% of total assets, at December 31, 2012 to $9.9 million, or 1.4% of total assets, at September 30, 2013. This decrease was primarily due to payoffs and pay downs totaling $3.4 million on nonaccrual loans; one troubled debt restructured commercial loan in the amount of $1.2 million being reclassified as performing TDRs; the sale of one nonaccrual commercial and one nonaccrual commercial real estate loan totaling $2.1 million; partial charge-offs in the amount of $975,086; sales of OREO properties totaling $1.7 million; and upgrades to remove from nonaccrual status of approximately $763,000. These reductions were primarily offset by the addition of new nonperforming relationships totaling $1.2 million, which were predominantly made up of six small business commercial relationships totaling $893,237.

The following table summarizes the Company’s recorded investment in nonperforming assets at the dates indicated:

	September 30, 2013	December 31, 2012

Loans past due over 90 days and still accruing	$742,931	$109,888
Nonperforming restructured loans	-	1,645,224
Nonaccrual loans	6,762,484	14,967,886
Total nonperforming loans	$7,505,415	$16,722,998
Other real estate owned	2,351,694	1,908,010
Other impaired assets owned	50,516	129,853
Total nonperforming assets	$9,907,625	$18,760,861

Nonperforming assets to total assets	1.41%	2.74%

Nonperforming loans to total loans	1.66%	3.71%

TDR loans decreased $1.2 million from December 31, 2012 to September 30, 2013. The decrease was mainly due to the sale of one commercial real estate loan with a principal balance of $1.1 million at December 31, 2012 and the payoff of one commercial loan in the amount of $425,253. These decreases were offset by the addition of one commercial loan with a balance at September 30, 2013 of $319,700. This commercial loan was deemed a TDR due renewing a collateral deficient loan to a borrower experiencing financial difficulty. We had two TDR loan relationships totaling $1.6 million that were reported as impaired, nonperforming TDRs at December 31, 2012. As of September 30, 2013, one of those loans in the amount of $1.2 million has been reclassified as an impaired, performing TDRs, while the other was moved to nonaccrual status as a nonperforming TDR. Our general policy for TDRs is to reclassify the loans to performing once timely payments have been received for over 6 months since their restructurings. It is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement in accordance with paragraphs ASC 310-10-35-20 through 35-26 and ASC 310-10-35-37. At September 30, 2013, management believes it has allocated adequate specific reserves for the risks associated with the loan portfolio.

The following table summarizes the Company’s TDR loans as of the dates indicated:

	September 30, 2013	December 31, 2012

Nonperforming TDR loans	$-	$1,645,224
Nonperforming TDR loans included in nonaccrual loans	1,487,455	2,241,937
Total nonperforming TDR loans	$1,487,455	$3,887,161

Performing TDR loans	1,949,736	795,703
Total TDR loans	$3,437,191	$4,682,864

Loans reported as impaired decreased to $11.7 million from the $18.2 million reported at December 31, 2012. The decrease in our impaired loans was primarily due to payoffs and pay downs totaling $3.7 million, the sale of two commercial nonaccrual loans in the amount of $2.1 million, partial charge-offs in the amount of $975,086, the transfer of four nonaccrual loans to OREO in the amount of $2.4 million, and the reclassification of one commercial real estate loan to unimpaired in the amount of $641,577. These decreases were offset primarily by the addition of one impaired commercial loan totaling $3.3 million.

During the nine months ended September 30, 2013, we added $920,775 in loans to non-accrual status, which primarily included two commercial loans totaling $765,652, which were already deemed impaired at December 31, 2012 and had no impact on total impaired loans. Adding these types of loans to non-accrual status is a typical migration as we work to dispose of these assets. This growth in non-accruals was offset by the pay offs, charge-offs, dispositions, or payments on loans previously placed on nonaccrual as described in aforementioned paragraph.

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Whenever a new fair value is determined, which is typically done on an annual basis in the OREO category, we report the property at that new value. Our internal policy on OREO properties generally requires an updated appraisal every 12 to 24 months based on the property type. OREO increased by $443,684 in the first nine months of 2013 as a result of the addition of three commercial real estate properties totaling $1.1 million and one residential real estate property in the amount of $1.0 million. These increases were offset by sales of two commercial real estate properties in the amount of $802,112 and various lot sales on five commercial real estate development projects totaling $842,011, and the receipt of insurance proceeds on one commercial property in the amount of $35,660. All OREO sales during the nine month period in 2013 resulted in a net gain on sales of $395,394.

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

The allowance for loan losses at September 30, 2013 was $6.8 million, or 1.51% of total loans outstanding, a decrease of $1.5 million from $8.3 million, or 1.84% of total loans outstanding, at December 31, 2012. The provision for loan losses for the first nine months in 2013 resulted in a benefit of $825,000 compared to an expense of $2.3 million for the first nine months in 2012. The decrease in the allowance for loans losses was due to management’s continued focus on improving asset quality and profitability by reducing the balance of “watch list” or adversely rated loans categorized as “special mention”, “substandard”, or “doubtful”. Adversely rated loans decreased from a recorded investment of $37.6 million at December 31, 2012 to $27.8 million at September 30, 2013, which was a $9.8 million decrease. The reduction in these credits was the result of payoffs and pay downs, charge-offs, upgrades in rating, loan sales and refinancing through another institution. Improving asset quality has led to a decline in historical loss rates over the last couple of years, which has also been a primary cause for the decrease in our allowance for loan losses.

For the first nine months of 2013, we were in a net charge-off position of $655,306 compared to a net charge-off position of $3.2 million for the first nine months of 2012. Of the $975,086 in gross charge-offs, $705,449 were from two commercial relationships, which had $793,000 of specific reserves at December 31, 2012.

All Other Assets. All other assets increased $4.8 million as a result of increases in other investments in the amount of $4.0 million, BOLI in the amount of $3.2 million, and the deferred tax asset on net unrealized holding losses on securities available for sale in the amount of $2.3 million. Other investments increased due to the Company’s participation in a Section 42 Low Income Housing project in the amount of $2.0 million and due to a $2.0 million investment in 2,000 shares of non-market traded Senior Housing Crime Prevention’s preferred stock. BOLI increased by $3.2 million due to the Company investing in additional policies in the amount of $2.8 million and compounded earnings during the period. These increases were offset by decreases in other assets receivable, current and deferred assets on our income taxes, and prepaid FDIC insurance in the amounts of $2.2 million, $1.4 million, and $925,337, respectively. The $2.3 million decrease in other assets receivable was due to receiving cash for three security sales that traded in December of 2012, but settled in January of 2013. The decrease in our current and deferred assets on income taxes was primarily due to the increase in our taxable income. Prepaid FDIC insurance decreased by $925,337 due to being charged our first quarter premiums for 2013 and receiving a refund for our remaining prepaid balance with the FDIC.

Deposits. Total deposits were $590.2 million at September 30, 2013 compared to $561.0 million at December 31, 2012. The increase in total deposits was primarily related to increases of $15.3 million HSAs, $4.6 million in savings accounts, $6.8 million in money market accounts, and $9.5 million in brokered deposits. HSAs increased from a balance of $79.3 million at December 31, 2012 to $94.6 million at September 30, 2013, which is a 19.3% increase. The increase in HSAs, which are included in interest-bearing checking accounts, was largely due to the annual employer and employee funded contributions to HSAs, which is expected during the month of January each year. Generally, after the large increase in the balance of HSAs during the first quarter, the balance tends to remain somewhat flat for the remainder of the year with fluctuations coming from accountholders making qualified contributions and withdrawals. Brokered deposits increased from $90.2 million at December 31, 2012 to $99.7 million at September 30, 2013, which is a 10.5% increase. The majority of this increase in brokered deposits occurred during the first quarter of 2013 and was strategically planned by management to fund the remaining portion of the $25.0 million municipal bond leverage strategy. As described in our Annual Report Form 10-K for December 31, 2012, this strategy was implemented in the fourth quarter of 2012 to preserve net interest income. This strategy will add approximately $250,000 annually to net interest income, but will cause a decrease in net interest margin. Offsetting the increases in deposits was a decrease of approximately $8.8 million of interest-bearing checking accounts, excluding HSAs.

The following table summarizes the Company’s deposit balances at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	%	Balance	%
Core deposits:
Noninterest-bearing demand	$110,828,555	18.8%	$108,147,229	19.3%
Interest-bearing checking	176,523,260	29.9%	170,047,196	30.4%
Money market	127,073,228	21.5%	120,253,915	21.4%
Savings	33,501,881	5.7%	28,874,130	5.1%
Time, under $100,000	24,604,477	4.2%	25,934,861	4.6%
Total core deposits	472,531,401	80.1%	453,257,331	80.8%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	17,947,305	3.0%	17,521,247	3.1%
Out-of-market non-core deposits:
Money market	12,046,795	2.0%	12,035,072	2.1%
Brokered certificate of deposits	87,710,000	14.9%	78,193,688	14.0%
Total out-of-market deposits	99,756,795	16.9%	90,228,760	16.1%
Total non-core deposits	117,704,100	19.9%	107,750,007	19.2%

Total deposits	$590,235,501	100.0%	$561,007,338	100.0%

Borrowings. The Company had borrowings of $44.3 million at September 30, 2013 compared to $54.9 million at December 31, 2012. The decrease of $10.6 million during the first nine months of the year was due to three long-term fixed rate FHLB advances maturing in the amount of $8.0 million and reducing our variable rate, short-term borrowings with the FHLB by $4.6 million. These decreases were offset by replacing the matured FHLB Advances with a 0.62% fixed rate bullet for $2.0 million. The current weighted average rate on the FHLB advances is 0.61% with a weighted average remaining maturity of 1.4 years. We also had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at September 30, 2013 and December 31, 2012. We currently have two statutory trust subsidiaries, TCT2 and TCT 3. TCT 2 has a variable rate of LIBOR plus 1.34% on $8.0 million of debt. TCT 3 has a variable rate of LIBOR plus 1.69% on the remaining $9.0 million of debt. Interest rates at September 30, 2013 for TCT 2 and TCT 3 were 1.59% and 1.95%, respectively.

All Other Liabilities. All other liabilities were $5.3 million at September 30, 2013, an increase of $1.0 million compared to December 31, 2012. This increase was primarily due to an increase of $1.2 million in other accounts payables to fund the remaining investment for the Company’s participation in a Section 42 Low Income Housing project. Offsetting this increase was a decrease of $120,650 in other accrued amounts, including accrued salaries, commissions, and SERP payments.

Results of Operations

For the Three-Month Periods Ended September 30

Results of operations for the three-month period ended September 30, 2013 reflected net income of $2.1 million, or $0.45 per diluted share. This was a $521,454 increase from net income of $1.6 million, or $0.32 per diluted share, reported for the three-month period ending September 30, 2012. The increase in net income was the result of decreasing loan provision expense by $1.5 million. Offsetting the increase was a decrease in net interest income of $467,140, an increase in noninterest expense of $295,809, and a decrease of noninterest income of $26,391.

Performance Ratios	September 30
	2013	2012

Return on average assets *	1.20%	0.96%
Return on average equity *	13.64%	9.43%
Net interest margin (TEY) *	3.46%	3.87%
Efficiency ratio	72.58%	64.21%

* annualized

Net Interest Income. Net interest income for the three-month periods ended September 30, 2013 and 2012 was $5.1 million and $5.6 million, respectively. The reduction in net interest income of $467,140 from the third quarter of 2012 compared to 2013 was the result of a decrease in net interest margin. This decrease was due to a decline in loan and investment yields and a shift in the components that make up our earning assets. The tax equivalent net interest margin for the third quarter of 2013 was 3.46%, while the tax equivalent net interest margin for the third quarter of 2012 was 3.87%, which equates to a 41 basis point reduction.

The primary cause for the decrease in net interest margin was the decrease in average loans of $25.7 million coupled with a 42 basis point decrease in loan yield, which amounted to a $747,410 decrease in interest income for the third quarter of 2013 compared to the third quarter of 2012. Loan yield has decreased as a result of continual declines in lending rates in the local and national markets. Also contributing to the decrease in net interest margin was a decline in the tax equivalent investment yield to 3.00% at September 30, 2013 from 3.61% at September 30, 2012. This decline was predominantly due to a decline in reinvestment rates on securities, both taxable and tax exempt. In an effort to decrease the impact of the decline in investment yield on net interest income, the average balance of investment securities was increased by $58.0 million for the same period primarily due to the implementation of management’s municipal bond leverage strategy.

At September 30, 2013 and 2012, average loans made up 69.1% and 77.0% of average earning assets, respectively, and average investment securities made up 29.6% and 21.5% of average earning assets, respectively. As the mix of average earning assets has shifted with more weight on the portfolio of investment securities, the tax equivalent net interest margin has declined due to this type of portfolio naturally earning a lower yield than the loan portfolio.

Our decrease in interest income was offset by a decrease in interest expense due to our cost of funds ratio decreasing from 0.73% at September 30, 2012 to 0.53% at September 30, 2013. This 20 basis point reduction was mainly due to the low interest rate environment and the shift in our deposit portfolio. As reflected in the following table, we have experienced a shift in our deposit portfolio from certificates of deposit and money markets to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds. The increase in our interest-bearing checking has primarily come from our HSA product with growth in the average quarterly balance of $16.4 million from September of 2012 to September of 2013. The shift in deposit products and the lowering of rates caused interest expense to decrease by $167,586 in the third quarter of 2013 compared to the third quarter of 2012.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Three Month Period Ended
	September 30, 2013			September 30, 2012
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,908	$4	0.83%	$1,162	$6	2.05%
Federal funds sold	3,082	1	0.13%	3,071	1	0.13%
Securities - taxable	96,353	311	1.28%	73,371	442	2.40%
Securities - tax exempt (1)	91,502	1,108	4.80%	56,538	737	5.19%
Loans held for sale	2,848	-	0.00%	4,816	-	0.00%
Loans	438,311	4,778	4.32%	464,046	5,525	4.74%
Total interest-earning assets	634,004	6,202	3.88%	603,004	6,711	4.43%
Allowance for loan losses	(7,773)			(9,310)
Cash and due from banks	14,659			14,877
Other assets	47,887			39,428
Total assets	$688,777			$647,999
Liabilities and Stockholders' Equity
Interest-bearing checking	$175,301	$30	0.07%	$154,004	$50	0.13%
Savings	32,484	4	0.05%	25,645	3	0.05%
Money market	126,953	31	0.10%	122,803	81	0.26%
Certificates of deposit	44,525	49	0.44%	48,096	91	0.75%
Brokered deposits	100,141	462	1.83%	75,276	490	2.59%
Short-term borrowings	1	-	0.00%	1,353	-	0.00%
FHLB advances	14,452	21	0.58%	14,589	40	1.09%
Junior subordinated debt	17,527	81	1.83%	17,527	90	2.04%
Total interest-bearing liabilities	511,384	678	0.53%	459,293	845	0.73%
Noninterest-bearing checking	109,635			118,318
Other liabilities	7,156			4,461
Stockholders' equity	60,602			65,927
Total liabilities and stockholders' equity	$688,777			$647,999
Net interest income		$5,524			$5,866
Rate spread			3.35%			3.70%
Net interest income as a percent of average earning assets			3.46%			3.87%

 (1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. Provision for loan losses resulted in a benefit of $850,000 or 77 basis points, annualized, on average loans during the third quarter of 2013 compared to an expense of $618,000, or 53 basis points, annualized, on average loans for the third quarter of 2012. This $1.5 million decrease in provision expense booked for the third quarter of 2013 was mainly due to continued improvement of the quality of our loan portfolio, declining historical loss rates, and adversely rated loans being paid off, paid down, or sold. At September 30, 2013, the recorded investment of adversely rated loans decreased 26.1%, or $9.8 million, from December 31, 2012. The allowance for loan losses at September 30, 2013 totaled $6.8 million and was 1.51% of total loans outstanding on that date. For the three-month period ended September 30, 2013 we were in a net charge-off position of $133,988, or 12 basis points, annualized, on average loans compared to net charge-off of $1.1 million, or 95 basis points, annualized, on average loans during the same period a year ago.

Noninterest income. Noninterest income was $2.2 million for the third quarters of 2013 and 2012. The $26,391 decrease was primarily due a reduction in mortgage banking income, which decreased $227,512 from the prior year’s third quarter. The decrease in mortgage banking income was a direct result of an increase in long-term interest rates which began in June of 2013, which caused a domino effect in the mortgage banking sector. First, refinancing significantly slowed, which resulted in fewer originations and sales to the secondary market. Secondly, fewer loans in our mortgage loan commitment pipeline with locked in interest rates that are lower than the current rate resulted in an adverse adjustment to the fair value on those loans committed to be sold. Offsetting this decrease were increases in trust and brokerage fees and net debit card interchange income of $108,095 and $27,030, respectively. The increase reported in trust and brokerage fees was a result of an increase in assets under management by $44.2 million compared to September 30, 2012, which came from improvement in market conditions and increased production from September 30, 2012 to September 30, 2013. Net debit card interchange income has increased due to the growing number of debit cards and transactions associated with those cards. The number of debit cards increased by 18.6% from September 30, 2012 to September 30, 2013.

Noninterest Expense. Noninterest expense was $5.3 million for the third quarter of 2013 compared to $5.0 million for the third quarter of 2012. The main components of noninterest expense for the third quarter of 2013 were salaries and benefits of $3.2 million, occupancy and equipment of $618,172, loan and professional expenses of $602,700, and data processing expenses of $423,927. Total noninterest expense increased $295,809 for the three-month period ending September 30, 2013 compared to the three-month period ending September 30, 2012. The primary reason for the increase was due to increases in salaries and benefits of $293,965, loans and professional costs of $260,518, and data processing expenses of $122,013, which were offset by a decrease in OREO expense of $278,964. This increase in salaries and benefits was due to an increase in the 2013 Profit Sharing accrual by $243,500, which was due to the improvement in the Company’s earnings for the same three-month period. In addition to the increase from profit sharing, salaries and benefits increased as a result of an increased number of employees over the same period and annual employee merit raises. Loan and professional costs increased during the three-month period ending September 30, 2013 compared to same period in 2012 as a result of fees in the amount of $279,204 related to the pending transaction to merge with Old National Bank. Data processing expenses were up $122,013 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 primarily due to the increase in the number of accounts we have open on our core banking system and for additional services provided by our core processor. OREO expense decreased by $278,964 in the third quarter of 2013 compared to third quarter of 2012. This reduction was mainly due to an increase in the gains on sale of OREO properties in the amount of $324,620. The gains on sale were the result of the sale of one commercial real estate property at a gain of $47,489 and the sale of various lots of four commercial real estate development properties at gains totaling $277,131.

Income Taxes. During the quarters ended September 30, 2013 and 2012, the Company recorded $774,232 and $617,028 in income taxes, respectively. The effective tax rate recorded for the three-month periods was 27.1% for 2013 compared to 28.3% for 2012. The effective tax rate decreased for the three-month period ending September 30, 2013 due to tax exempt income increasing as a percent of net income before tax and the $2.0 million investment in low-income housing tax credits in the amount of $2.0 million in the first quarter of 2013.

For the Nine-Month Periods Ended September 30

Results of operations for the nine-month period ended September 30, 2013 reflected net income of $5.7 million, or $1.21 per diluted share. This was a $1.7 million increase from net income of $4.0 million, or $0.83 per diluted share, reported for the nine-month period ended September 30, 2012. The increase in net income was the result of decreasing loan provision expense by $3.1 million and an increase in noninterest income of $840,336. These increases to net income were offset by a decrease in net interest income of $1.3 million, an increase in noninterest expense of $336,676, and an increase in income tax expense of $659,048.

Performance Ratios	September 30
	2013	2012

Return on average assets *	1.11%	0.81%
Return on average equity *	12.12%	8.31%
Net interest margin (TEY) *	3.49%	3.87%
Efficiency ratio	69.09%	66.27%
*annualized

Net Interest Income. Net interest income for the nine-month periods ended September 30, 2013 and 2012 was $15.4 million and $16.7 million, respectively. The reduction in net interest income of $1.3 million from 2012 to 2013 was the result of a decrease in average earning assets coupled with a decrease in net interest margin. The 38 basis point decrease in net interest margin was due to a decline in loan and investment yields and a shift in the components that make up our earning assets. The tax equivalent net interest margin for the first nine months of 2013 was 3.49%, while the tax equivalent net interest margin for the first nine months of 2012 was 3.87%.

The primary cause for the decrease in net interest margin was the decrease in average loans of $25.1 million coupled with a 39 basis point decrease in loan yield, which amounted to a $2.2 million decrease in interest income for the first nine months of 2013 compared to the same period for 2012. Loan yield has decreased as a result of continual declines in lending rates in the local and national markets. Also contributing to the decrease in net interest margin was a decline in the tax equivalent investment yield to 2.95% at September 30, 2013 from 3.73% at September 30, 2012. This decline was predominantly due to a decline in reinvestment rates on securities, both taxable and tax exempt. In an effort to decrease the impact of the decline in investment yield on net interest income, the average balance of investment securities was increased by $53.6 million for the same period primarily due to the implementation of management’s municipal bond leverage strategy.

At September 30, 2013 and 2012, average loans made up 69.3% and 76.8% of average earning assets, respectively, and average investment securities made up 29.2% and 21.8% of average earning assets, respectively. As the mix of average earning assets has shifted with more weight on the portfolio of investment securities, the tax equivalent net interest margin has declined due to this type of portfolio naturally earning a lower yield than the loan portfolio.

This decrease in interest income was offset by a decrease in interest expense due to our cost of funds ratio decreasing from 0.85% at September 30, 2012 to 0.56% at September 30, 2013 for the nine month periods. This 29 basis point reduction was mainly due to the low interest rate environment and the shift in our deposit portfolio. As reflected in the following table, we have experienced a shift in our deposit portfolio from certificates of deposit and money markets to lower-cost, interest bearing checking accounts, which has contributed to the decrease in cost of funds. This shift in deposits and the lowering of rates decreased interest expense by $722,406 during the first nine months of 2013 compared to the first nine months of 2012. On March 1, 2012, the last $9.0 million of trust preferred debt with a fixed rate of 6.56% as of December 31, 2011 moved to a floating rate of LIBOR plus 169 basis points, which was 1.95% at September 30, 2013. This change in interest rate saved $125,524 for nine-month period ended September 30, 2013 compared to the same period in 2012.

The following table reflects the average balance, interest earned or paid, and yields or costs of the Company’s assets, liabilities and stockholders’ equity at and for the dates indicated:

	As of and For The Nine Month Period Ended
	September 30, 2013			September 30, 2012
($ in thousands)	Average Balance	Interest Earned or Paid	Annualized Yield or Cost	Average Balance	Interest Earned or Paid	Annualized Yield or Cost
Assets
Short-term investments and interest-earning deposits	$1,861	$10	0.72%	$1,777	$35	2.63%
Federal funds sold	3,129	2	0.09%	3,063	2	0.09%
Securities - taxable	93,716	860	1.23%	74,729	1,467	2.62%
Securities - tax exempt (1)	91,465	3,224	4.71%	56,869	2,215	5.20%
Loans held for sale	4,477	-	0.00%	3,576	-	0.00%
Loans	438,782	14,562	4.44%	463,836	16,764	4.83%
Total interest-earning assets	633,430	18,658	3.94%	603,850	20,483	4.53%
Allowance for loan losses	(7,969)			(9,333)
Cash and due from banks	13,635			21,981
Other assets	43,928			40,301
Total assets	$683,024			$656,799
Liabilities and Stockholders' Equity
Interest-bearing checking	$180,945	$100	0.07%	$153,620	$151	0.13%
Savings	31,303	10	0.04%	24,590	10	0.05%
Money market	120,116	91	0.10%	126,335	278	0.29%
Certificates of deposit	44,857	161	0.48%	54,724	414	1.01%
Brokered deposits	97,354	1,432	1.97%	81,619	1,664	2.72%
Short-term borrowings	1	-	0.00%	1,057	-	0.00%
FHLB advances	14,708	89	0.81%	12,678	117	1.23%
Junior subordinated debt	17,527	241	1.84%	17,527	367	2.80%
Total interest-bearing liabilities	506,811	2,124	0.56%	472,150	3,001	0.85%
Noninterest-bearing checking	107,532			114,684
Other liabilities	5,978			5,589
Stockholders' equity	62,703			64,376
Total liabilities and stockholders' equity	$683,024			$656,799
Net interest income		$16,534			$17,482
Rate spread			3.38%			3.68%
Net interest income as a percent of average earning assets			3.49%			3.87%

(1) Computed on a tax equivalent basis for tax exempt securities using a 34% statutory tax rate.

Provision for Loan Losses. Provision for loan losses resulted in a benefit of $825,000, or 25 basis points, annualized, on average loans during the first nine months of 2013 compared to $2.3 million of expense, or 66 basis points, annualized, on average loans for the first nine months of 2012. The decrease in provision expense for the nine-month period ending September 30, 2013 was mainly due to continued improvement of the quality of our loan portfolio, declining historical loss rates, and adversely rated loans being paid off, paid down, or sold. At September 30, 2013, the recorded investment of adversely rated loans decreased 26.1%, or $9.8 million, from December 31, 2012. The allowance for loan losses at September 30, 2013 totaled $6.8 million and was 1.51% of total loans outstanding on that date. For the nine-month period ended September 30, 2013, we were in a net charge-off position of $655,307, or 20 basis points, annualized, on average loans compared to net charge-off of $3.2 million, or 91 basis points, annualized, on average loans during the same period a year ago. The charge-offs taken in the nine-month period ending September 30, 2013 were primarily from two commercial relationships in the amount of $670,377, which had $793,000 of specific reserves at December 31, 2012.

Noninterest income. Noninterest income was $7.2 million and $6.3 million for the first nine months of 2013 and 2012, respectively. The $840,336 increase was primarily due to an increase in gains on sale of available-for-sale securities, trust and brokerage fees, net debit card interchange income, and letter of credit income in the amounts of $365,587, $360,156, $71,365, and $58,073, respectively. The majority of the gains on available-for-sale securities were taken during the first quarter of 2013 to reposition those funds as a result of the sold securities either being recently downgraded or no longer required to be pledged as collateral. Gains on available-for-sale securities will fluctuate from period to period as gains or losses are typically only realized in the portfolio when an opportunity arises to improve the position of the overall investment portfolio. The increase reported in trust and brokerage fees was a result of an increase in assets under management by $44.2 million, which came from improvement in market conditions and increased production from September 30, 2012 to September 30, 2013. The increase in letter of credit income was mainly due to one-time fees associated with two performance letters of credit to two different commercial customers. Net debit card interchange income has increased due to the growing number of debit cards and transactions associated with those cards. The number of debit cards increased by 18.6% from September 30, 2012 to September 30, 2013.

Noninterest Expense. Noninterest expense was $15.6 million and $15.3 million for the nine-month periods ended September 30, 2013 of 2013 and 2012, respectively. The main components of noninterest expense for the first nine months of 2013 were salaries and benefits of $9.0 million, occupancy and equipment of $1.9 million, loans and professional costs of $1.3 million, and data processing expenses of $1.2 million. The increase in noninterest expense was primarily due to the increases in salaries and benefits of $485,719, loan and professional costs of $290,314, and data processing costs of $256,072. These increases were offset by decreases in OREO expenses of $692,453 and FDIC insurance premiums of $136,699. This increase in salaries and benefits was due to an increase in the 2013 Profit Sharing accrual by $476,100, which was due to the improvement in the Company’s earnings for the same nine-month period. In addition to the increase from profit sharing, salaries and benefits increased as a result of an increased number of employees over the same period and annual employee merit raises. Loan and professional costs increased during the nine-month period ending September 30, 2013 compared to same period in 2012 as a result of fees in the amount of $279,204 related to the pending transaction to merge with Old National Bank. Data processing expenses increased for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 primarily due to the increase in the number of accounts we have open on our core banking system and for additional services provided by our core processor. OREO expense decreased for the nine-month period ending September 30, 2013 compared to the same period in 2012 primarily due to an increase in the gains on sale of OREO properties in the amount of $395,394. The gains on sale were the result of the sale of two commercial real estate properties at a gain of $63,634 and the sale of various lots of five commercial real estate development properties at gains totaling $331,760.

Income Taxes. During the nine-month periods ended September 30, 2013 and 2012, the Company recorded $2.1 million and $1.5 million in income taxes, respectively. The effective tax rate recorded for the nine-month period was 27.3% for 2013 compared to 26.9% for 2012. The effective tax rate increased for the nine-month period ending September 30, 2013 due to a slight increase in taxable income in comparison to net income before taxes from 65.3% at September 30, 2012 to 66.7% at September 30, 2013.

Liquidity and Capital Resources

Liquidity. Our general liquidity strategy is to fund growth with deposits and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity needs. We experienced an increase of $29.2 million in total deposits during the first nine months of 2013, of which HSAs made up $15.3 million and brokered deposits made up $9.5 million of this growth. We continue to encourage the growth of lower cost, in-market deposits while allowing higher cost in-market certificates of deposit to leave as they mature. Additional funding needs are typically satisfied through FHLB advances and brokered deposits. The use of brokered deposits has offered us the flexibility to structure the duration and volume of funding that in-market deposits cannot provide. As a result, we chose this type of funding vehicle over the past several years to increase long-term profitability by matching the duration of our assets with that of our funding. An example of this funding strategy occurred in the fourth quarter of 2012 when we implemented a municipal bond leverage strategy that match-funded $25.0 million in investments with $25.0 million of brokered deposits. The majority of the $9.5 million in growth of brokered deposits during the first nine months of 2013 completed the funding of the municipal bond leverage strategy. This strategy was implemented based on availability and prudent decision making that factored in interest rate sensitivity, capital needs, and company policy. As a result of our pending merger transaction with Old National Bancorp, we will most likely utilize short-term, variable funding to fulfill liquidity needs.

Currently, of our $26.8 million in FHLB borrowings, $5.5 million are fixed rate bullet advances with no callable options; therefore, we must wait until maturity to repay without incurring a penalty. Included in our out-of-market funding base are borrowings from the FHLB, brokered deposits, and trust preferred securities. In the aggregate these out-of-market deposits and borrowings represented $144.1 million, or 22.7% of our total funding, at September 30, 2013. This was down from $145.1 million, or 23.6%, at December 31, 2012. Total deposits at September 30, 2013 were $590.2 million and the loan to deposit ratio was 76.5%. Total borrowings at September 30, 2013 were $44.3 million.

Primary funding for the investment and loan portfolios will come from in-market sources through the marketing of products and the development of branch locations. For additional funding needs, we will utilize short-term, variable funding sources, such as FHLB advances.

Capital Resources. Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $62.0 million and $63.7 million at September 30, 2013 and December 31, 2012, respectively. Affecting the decrease in stockholders’ equity during the first nine months of 2013 was a $4.5 million decrease in unrealized gains/(losses), net of tax, on available-for-sale securities, the repurchase of 70,000 common shares of stock in the amount of $862,222, and dividends paid in the amount of $2.2 million at $0.47 per share. Offsetting these decreases to stockholder’s equity was $5.7 million in net income and $73,690 of additions to additional paid-in capital for grants and/or issuances of stock.

The following table summarizes the capital ratios of the Company and the Bank at the dates indicated:

	September 30, 2013			December 31, 2012
	Actual	Well- Capitalized	Minimum Required	Actual	Well- Capitalized	Minimum Required

The Company
Leverage capital	11.39%	5.00%	4.00%	11.18%	5.00%	4.00%
Tier 1 risk-based	14.76%	6.00%	4.00%	14.65%	6.00%	4.00%
Total risk-based	16.01%	10.00%	8.00%	15.90%	10.00%	8.00%

The Bank
Leverage capital	11.10%	5.00%	4.00%	10.80%	5.00%	4.00%
Tier 1 risk-based	14.33%	6.00%	4.00%	14.10%	6.00%	4.00%
Total risk-based	15.58%	10.00%	8.00%	15.35%	10.00%	8.00%

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

Item 6. EXHIBITS

The following exhibits are furnished:

2.1	Agreement and Plan of Merger dated September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation, incorporated herein by reference from our Form filed on September 10, 2013.

10.1

Voting Agreement dated September 9, 2013, incorporated herein by reference from our Form filed on September 10, 2013.31.1*  Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets for September 30, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited).

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

TOWER FINANCIAL CORPORATION

Dated: November 8, 2013	/s/ Michael D. Cahill
Michael D. Cahill, President and Chief Executive Officer

Dated: November 8, 2013	/s/ Richard R. Sawyer
Richard R. Sawyer Chief Financial Officer