Form 10-K
period 2013-12-31
TOWER FINANCIAL CORP
filed 2014-03-31
CIK 1072847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ____     No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ____     No __X___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes __X__      No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes __X___      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [ ]      Smaller reporting company [X]

(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes__           No _X_

Aggregate market value of the voting and non-voting common stock held by non affiliates of the registrant based on the last sale price for such stock at June 28, 2013 (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”): $52,517,311

Number of shares of Common Stock outstanding at March 14, 2014: 4,686,051

TOWER FINANCIAL CORPORATION

Fort Wayne, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2013

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

On September 10, 2013, we filed a Current Report on Form 8-K with the Securities and Exchange Commission in which we and Old National Bancorp (“Old National”) jointly announced the signing of a definitive agreement (the “Agreement”) pursuant to which we will be merged with and into Old National (the “Merger”). Simultaneously with the Merger, our wholly-owned subsidiary Tower Bank & Trust Company, will be merged with an into Old National Bank, a national banking association and wholly-owned subsidiary of Old National, with Old National Bank as the surviving bank. The closing is anticipated to take place in second quarter of 2014.

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

Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

●	the risk of being adversely affected by changes in laws and regulations by our regulators as a result of operating in a highly regulated banking environment;
●	the risk of generating a higher consolidated effective tax rate as a result of changes in tax laws, tax rates, or our ability to record taxable income;
●	the impact of a prolonged recession on our asset quality, the adequacy of our allowance for loan losses and the sufficiency of our capital;
●	the impact of a prolonged low interest rate environment on our ability to produce net interest income;
●	the effect of general economic and monetary conditions and the regulatory environment on our ability to attract deposits, make loans and achieve satisfactory interest spreads;
●	the impact of a high concentration of loans in commercial and commercial real estate loans;
●	the risk of further loan delinquencies and losses due to loan defaults by both commercial loan customers or a significant number of other borrowers;
●	the risk of further losses in our investment portfolio as a result of a higher concentration in municipal bonds that have more credit risk than government backed agencies;
●	restrictions or additional capital requirements imposed on us by our regulators, specifically Basel III;
●	dependence on our key banking and management personnel;
●	the risk that our controls and procedures may fail or be circumvented;
●	volatility of our stock price;
●	the merger transaction with Old National Bank might not be consummated; and
●	operations will continue to be impacted until the merger transaction is either consummated or terminated.

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

Tower Bank

Lending

We generally make loans to individuals and businesses located in Allen, Kosciusko and the surrounding counties in Northeast Indiana. Our loan portfolio at December 31, 2013 consisted of commercial and commercial real estate loans (74.6%), residential mortgage loans (16.9%) and personal loans (8.5%). The Bank’s legal lending limit under applicable federal banking regulations is approximately $12.6 million, based on the legal lending limit of 15% of the Bank’s total risk-based capital. We continue to pursue opportunities with both new and existing customers to originate new loans in order to increase our earning assets.

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

Our customers typically have financing needs between $250,000 and $5.0 million. Commercial loans comprised 52% of our total loans at December 31, 2013 and the majority of these loans are secured liens on equipment, inventory and other assets. These loans are also sometimes secured by owner-occupied or investment real estate, and typically have maturities of one to five years.

Commercial and industrial loans also include revolving notes for working capital that range in maturity from on demand to no longer than two years, with the majority of these having a one year maturity. Commercial real estate loans comprised 22.6% of our total loans at December 31, 2013. Commercial and commercial real estate loans can have either fixed or floating interest rates.

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

In 2013, we remained focused on improving our asset quality and growing our loan portfolio. As a result of our efforts over the past several years, we have been able to reduce the loans categorized as special mention, substandard, or doubtful. The decreases in these categories have resulted from the liquidation of collateral, encouraging and assisting with the refinancing of these loans through other financial institutions, or taking additional charge-offs against certain loans. We have also continued to place a greater emphasis on credit quality by focusing on the timely collection of required financial statements, centralization of consumer and retail small business (commercial loans under $250,000) loan underwriting, adherence to our internal policy and guidelines, and allocation of additional resources to improve the efficiency, quality and consistency of all loans underwritten.

The following table illustrates the recorded investment (1) of loans by risk category for the years ending December 31, 2013, 2012, and 2011.

	December 31,
($ in thousands)	2013	2012	2011
Special Mention	$5,022	$5,506	$21,314
Substandard	9,943	18,291	12,106
Doubtful	9,357	13,842	8,130
Total	$24,322	$37,639	$41,550
% of total loans	5.34%	8.36%	8.98%

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

We utilize both correspondent and wholesale delivery methods for sold loans where we may also have delegated underwriting and closing responsibility. In 2013, we received an average of 1.68% of the loan amount between the service release premium and fees on sold and brokered loans. We do not retain servicing rights with respect to residential mortgage loans that we broker or sell.

During 2013, we originated $6.2 million in construction loans and $71.8 million of residential mortgage loans. We retain all construction loans in our loan portfolio. Of the $71.8 million of residential mortgage loans originated, we retained $15.7 million, sold $49.9 million in the secondary market, and brokered $6.2 million. These loans were a combination of traditional conventional loan products, jumbo whole loans, and government loan programs (FHA/VA). We neither originated nor purchased any subprime loans in 2013, nor have we done so historically.

	For the years ended December 31,
($ in thousands)	2013	2012	2011

Real estate mortgage loans originated and retained	$15,695	$37,657	$30,346
Real estate mortgage loans originated and sold	49,868	52,993	38,710
Real estate mortgage loans brokered	6,206	9,839	4,671

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

In order to maximize our consumer loan approval efficiencies and ensure we met our customer’s service expectations, we utilize centralized underwriting. We continue to pursue a policy of prudent loan underwriting, with an emphasis on our borrower’s credit history, collateral value, employment stability, and monthly income. Consumer loans are generally repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help to compensate for the increased credit risk associated with such loans, and we believe that consumer loans are important to our efforts to serve the credit needs of our customer base. Historically, our delinquency rates and losses on consumer loans have been lower than that of the national average, which held true in 2013.

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

Our loan policies include an “in-house” guideline limit of $5 million on the aggregate amount of loans to any one borrower. Our loan committee approves all loan relationships above $1 million. Additionally, the Bank Board’s Loan and Investment Committee reviews all lending relationships over $5.0 million on a quarterly basis. This internal limit is subject to review and revision by our Board of Directors from time to time. In addition, our loan policies provide guidelines for (i) personal guarantees, (ii) loans to employees, executive officers and directors, (iii) problem loan identification, (iv) maintenance of an allowance for loan losses (v) interest reserves, and (vi) other matters relating to our lending practices.

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

Sources of Our Funds

In 2013, the Bank paid dividends to the Company in the amount of $3.4 million. Those funds were used to pay stockholders dividends in the amount of $2.6 million and to repurchase shares of our common stock in the amount of $863,000. In 2012, the Bank paid a dividend to the Company in the amount of $5.7 million and those funds were used to pay stockholders a $2.9 million dividend; to repurchase shares of our common stock in the amount of $1.7 million; and to fund the purchase of a $1.0 million par value equity security held at the Holding Company for $902,900. In 2011, no inter-company contributions were made; nor did we pursue any capital sources other than through our net income.

On an ongoing basis, the Bank funds its operations and loan growth primarily through local deposits. Secondarily, the Bank uses alternative funding sources as needed, including advances from the Federal Home Loan Bank, out-of-market deposits (including national market certificates of deposit and brokered certificates of deposit) and other forms of wholesale financing. At the end of 2013, core deposits comprised 81.9% of total deposits compared to 80.8% and 78.7% at December 31, 2012 and December 31, 2011, respectively.

Deposit Generation: We generate deposits primarily through offering a broad array of products to individuals, businesses, associations, financial institutions, and government entities in our primary market areas. We generally seek a comprehensive banking relationship from our lending customers, which has contributed to our internal deposit growth. This often includes encouraging new customers to consider both business and personal checking accounts and other deposit services. Our deposit services include checking, savings, health savings accounts, money market accounts, certificates of deposit, direct deposit services, and telephone and Internet banking. Our deposit portfolio increased by approximately $37.4 million during 2013. Interest-bearing checking accounts increased by $23.2 million, primarily the result of an increase of $15.6 million in our Health Savings Accounts. During 2013, money-market accounts, savings accounts and non-interest bearing checking accounts increased by $10.1 million, $3.9 million and $2.6 million respectively, while certificates of deposits, both in-market and brokered, decreased by $2.4 million.

In 2013, the average cost of funds on out-of-market deposits was 1.94%, while the average cost of funds on in-market deposits was 0.10%. At December 31, 2013, approximately 84.2% of our deposits were generated in-market, while 15.8% were out-of-market deposits, compared to 83.9% of in-market deposits and 16.1% out-of-market deposits at December 31, 2012.

Deposits at December 31, 2013, 2012, and 2011 are summarized as follows:

	2013		2012		2011
($ in thousands)	Balance	%	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$110,715	18.5%	$108,147	19.3%	$169,758	28.2%
Interest-bearing checking	193,249	32.3%	170,047	30.3%	114,865	19.1%
Money market	130,332	21.8%	120,254	21.4%	127,986	21.3%
Savings	32,819	5.5%	28,874	5.2%	22,398	3.7%
Time, under $100,000	22,794	3.8%	25,935	4.6%	38,573	6.4%
Total Core Deposits	489,909	81.9%	453,257	80.8%	473,580	78.7%
Non-core Deposits:
In-market non-core deposits:
Time, $100,000 and over	14,039	2.3%	17,521	3.1%	25,829	4.3%
Out-of-market non-core deposits:
Brokered money market	12,051	2.0%	12,035	2.2%	12,032	2.0%
Brokered certificate of deposits	82,401	13.8%	78,194	13.9%	90,596	15.0%
Total out-of-market non-core deposits	94,452	15.8%	90,229	16.1%	102,628	17.0%
Total Non-core Deposits	108,491	18.1%	107,750	19.2%	128,457	21.3%

Total deposits	$598,400	100.0%	$561,007	100.0%	$602,037	100.0%

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

We are permitted to make limited portfolio investments in equity securities and we currently have two of these investments. The first is an investment of $2.0 million in Senior Housing Crime Prevention fund that is specifically allocated to a facility in Warsaw, Indiana. The second is an equity investment with an initial investment of $1 million in a limited partnership focused primarily on bank holding companies. Due to the volatility of the equity investment in the limited partnership as well as the accounting treatment for the investment, the Board of Directors approved the gradual liquidation of this investment. In 2009, requests were made to liquidate the investment. Disbursements received in 2013, 2012, 2011, 2010, and 2009 were $18,499, $0, $9,390, $23,022, and $740,437, respectively, leaving a value of $41,890 as of December 31, 2013. The remaining balance is invested in side-pocket investments, which are primarily made up of small equity investments in local start-up businesses, and is projected to be fully liquidated in the next couple of years.

Additionally, the bank subsidiary has made investments in two Section 42 Housing Credit funds totaling $2.4 million. These funds own Section 42 accredited housing projects that provide federal tax credits to their investors over a 10 to 15 year period. The tax credits expected are equal to our investment of $2.4 million.

We may invest our funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Real estate, which we may acquire in satisfaction of or as a result of foreclosure upon loans and which at December 31, 2013 amounted to $2.2 million, may be held for no longer than ten years after the date of acquisition without the written consent of the Indiana Department of Financial Institutions (“IDFI”). We are also permitted to invest an aggregate amount not to exceed 50% of our “sound capital” in various other real estate and buildings as are necessary for the convenient transaction of our business, such as but not limited the ownership of branch banking facilities.

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

The following table reflects assets under management and revenue derived from trust services for the periods indicated.

	For the years ended December 31,
($ in thousands)	2013	2012	2011

Assets under management	$538,316	$479,729	$428,298
Number of accounts	597	610	573
Average account size	$902	$786	$747
Trust revenue	$3,572	$3,224	$2,958

Tower Investment Services

In July of 2004, we began offering securities and insurance brokerage services under the private label name of Tower Investment Services. Until December of 2012, the services were provided through PrimeVest Financial Services, Inc. Beginning in December of 2012, we changed our provider of brokerage services to LPL Financial, a self-clearing broker dealer. Tower Investment Services had $204.5 million in assets under management at December 31, 2013, compared to $192.6 million at December 31, 2012.

The following table reflects assets under management and revenues of our investment services department for the periods indicated.

	For the years ended December 31,
($ in thousands)	2013	2012	2011

Assets under management	$204,529	$192,564	$166,296
Number of accounts	1,741	1,373	1,444
Average account size	$117	$140	$115
Investment services revenue	$879	$604	$596

Effect of Government Monetary Policies

Our performance and our results are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies and the Federal Reserve Board (“Federal Reserve”). The Federal Reserve’s monetary policies have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things to, curb inflation or, conversely, to stimulate the economy. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. During 2008, the Federal Reserve lowered the federal funds discount rate to 0.25% where it remains at December 31, 2013. The drop in interest rates in 2008 continues to have an impact on the Company over the past three years by forcing the Company to reduce both loan and deposit rates to remain competitive in the local market. While interest rates have remained low the last several years, we do not expect much change in the near future based on statements from the Federal Reserve. Federal officials have stated that prolonged economic conditions would warrant exceptionally low levels for the federal funds rate at least through 2015.

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

Federal and state laws and regulations generally applicable to our business regulate among other things:

●	the scope of permitted businesses,
●	investments,
●	reserves against deposits,
●	capital levels relative to operations,
●	lending activities and practices,
●	the nature and amount of collateral for loans,
●	the establishment of branches,
●	mergers and consolidations, and
●	dividends.

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

These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

●	permissible types and amounts of loans,
●	investments and other activities,
●	capital adequacy,
●	branching,
●	interest rates on loans and on deposits,
●	the maintenance of noninterest-bearing reserves on deposit, and
●	the safety and soundness of banking practices.

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

The FDIC began drawing down prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. Each institution continues to receive quarterly assessment statements from the FDIC and expenses the amount due, but the institution’s quarterly risk-based deposit insurance assessments are paid through a reduction in the amount prepaid in March of 2010 until that amount is exhausted or until December 31, 2014, when any amount remaining will be returned to the institution. The remaining balance in our prepaid FDIC assessment account was paid off as of December 31, 2013.

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

●

Created a new independent authority housed at the Federal Reserve, The Consumer Financial Protection Bureau- that consolidates and strengthens consumer protection responsibilities previously handled by other regulatory authorities, such as the FDIC and the Federal Reserve.

●	Created a council to identify and address systemic risks posed by large, complex companies, products, and activities before they threaten the stability of the economy.
●	Provides stockholders with a say on pay and corporate affairs with a non-binding vote on executive compensation and golden parachutes.
●	Provides tough new rules for transparency and accountability for credit rating agencies to protect investors and businesses.
●

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

Competition

All phases of our banking business are highly competitive. We compete with numerous financial institutions, including other commercial banks in the greater Fort Wayne, Warsaw, Allen County and Kosciusko County market areas in Northeast Indiana. As of June 30, 2013, there were 21 banking institutions, excluding credits unions, with 106 total locations throughout Allen County. This is unchanged from June 30, 2012. The four largest banks in Allen County are Wells Fargo, JP Morgan Chase, Lake City Bank, and PNC, and they comprise approximately 66% of the deposit market share as of June 30, 2013. As of June 30,2013, we were ranked fifth in Allen County with 9% of the deposit market share.

We also face competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Many of our competitors have been in business for many years longer than us, so they have established customer bases, and are larger and have larger lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. We offer personal attention, professional service, off-site ATM capability and competitive interest rates. We believe that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small- to medium-sized businesses. Additionally, we were one of the first to bring HSAs to the market after they were established in 2004 and we provide HSAs to clients in all fifty states. In 2013 and 2012, we were ranked as one of the top 20 HSA providers in the nation.

Employees

As of March 11, 2014, we had 127 employees, including approximately 122.75 full-time equivalents. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with our employees is good. This is down significantly from prior years due to planned staff reduction upon the merger with ONB and the conversion of operating platforms planned for the second quarter of 2014.

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

There can be no assurance that the Merger will be consummated.

The merger was initially expected to close during the first quarter of 2014. The Merger is currently expected to close during the second quarter of 2014, although no assurance can be given as to when or if the Merger will close. If the conditions of closing are not all satisfied or waived by June 30, 2014, the Merger Agreement may be terminated by either Old National or us. The Merger Agreement may be extended by mutual agreement of both us and Old National.

Our operations have been and will continue to be impacted until the consummation of the Merger or the termination of the Agreement.

Our management has and will continue to devote significant time to the Merger and the potential consummation thereof. To the extent such time would otherwise have been spent on executing our business plan, as well as on the day-to-day operations of the Company, our operations have and will be impacted. Furthermore, although we have recognized approximately $508,000 in Merger-related costs during 2013, we will continue to incur additional Merger-related costs during 2014 until the Merger is either consummated or the Agreement is terminated. Such 2014 costs may be significant. In addition we may be obligated to pay certain termination expenses under the Agreement under certain circumstances if the Merger is not consummated. Since the announcement of the Merger, as what typically happens in such circumstances, some of our employees have been actively solicited by other banking institutions. Although the loss of such employees to date has not had a material impact on our results of operations, there can be no guarantee that we will not lose a significant number of employees, such as our loss of a number of corporate lenders in the fourth quarter of 2013, regardless of whether the Merger is consummated. Furthermore, if the Merger is not consummated, our recruiting efforts may be hampered by the previous announcement of the Merger.

In addition, under the terms of the Agreement, we are prohibited from undertaking certain business activities without the consent of Old National. Those types of activities include, among other things, any issuances of equity (other than in connection with the exercise of outstanding stock options or warrants), incurring significant capital expenditures, effectuating acquisitions, entering into loan agreements or advancing money, incurring indebtedness above a pre-determined amount, and settling litigation for amounts in excess of certain thresholds set forth in the Agreement. In the event we determine that it is in our best interest in engage in the types of activities described above and Old National withholds its consent, we may be adversely affected.

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

Furthermore, the Merger requires the approval of the Federal Reserve Bank and the Office of the Comptroller of Currency, and no assurance can be given that either will approve the Merger.

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

Dodd-Frank also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. Dodd-Frank also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

Capital reform (Basel III) will tighten capital standards when implemented on January 1, 2015.

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

The United States banking regulatory agencies have revised risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III). The revisions include implementation of a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and, for banking organizations subject to the advanced approaches capital rules, a supplementary leverage ratio that incorporates a broader set of exposures in the denominator measure. Additionally, consistent with Basel III, the banking agencies are will apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This rule will also establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in the new rule are consistent with section 171 of the Dodd-Frank Act, which requires the regulatory agencies, including the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation, to establish minimum risk-based and leverage capital requirements. Implementation for a bank of our asset size is required by January 1, 2015.

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

Our stock price is subject to volatility

The price of our stock is volatile. Because of the limited trading market for our stock, investors interested in buying or selling our stock may experience significant price fluctuations, especially if such investors are looking to acquire or sell a large number of shares. For example, if an investor is interested in selling large number of our shares, the market price of our common stock could decline significantly. Furthermore, the price of our stock may be volatile because of possible fluctuations in our operating results and performance. Additionally, price volatility may also result from the general favor (or disfavor) among investors in our Company, the Merger, or financial services firms in general, as a result of the economy, the attractiveness of the financial markets, or any number of other factors. A significant decline in the market price of our stock could result in litigation that could substantially result in increased costs and a diversion of management’s attention and resources from operations.

In connection with the announcement of the Merger, the price of our common stock increased by approximately 45% from its price on the day prior to the announcement, and by approximately 62% from its price approximately 90 days prior to the announcement. No assurance can be given that the current level of our stock price would be sustained. In addition, in the event the Merger is delayed or is not consummated, the price of our stock may decline significantly.

Changes in market interest rates, and lack thereof, have adversely affected and could continue to adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we may pay on our interest-bearing liabilities. Our interest-bearing assets generally re-price or mature more quickly than our interest-earning liabilities. In 2008, the federal funds rate decreased 400 basis points to a low of 0.25% at December 31, 2008. The rate remained unchanged from December 31, 2008 through December 31, 2013.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

●	Our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.
●	Our ability to maintain and expand our market position.
●	The scope, relevance and pricing of our products and services offered to meet customer needs and demands.
●	The rate at which we introduce new products and services relative to our competitors.
●	Customer satisfaction with our level of service.
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Additionally, since the announcement of the Merger, as what typically happens in such circumstances, some of our employees have been actively solicited by other banking institutions. Although the loss of such employees to date has not had a material impact on our results of operations, there can be no guarantee that we will not lose a significant number of employees, such as the loss of a number of our corporate lenders in the fourth quarter of 2013, regardless of whether the Merger is consummated. Furthermore, if the Merger is not consummated, our ability to compete as a community bank or our ability to compete for talented employees may be adversely effected.

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

Additionally, in the fourth quarter of 2013, we lost a number of our corporate lenders to a competitor. Due to the loss of these corporate lenders, if the Merger is not consummated as planned, our ability to attract commercial, commercial real estate, and commercial development loans may be adversely effected.

Our reliance on our funding of Health Savings Accounts (HSA) as the main source for overall deposit growth could be adversely affected by future healthcare regulations.

Over the last few years, HSA have become our main focus in deposit growth due to the long-term nature of the deposit and its low cost of funds. In 2013, our HSA balances increased by $15.6 million, or 19.6%, to $94.9 million. These deposits had an average rate of 0.07% in 2013, compared to 0.11% in 2012. HSA have become very popular over the last few years as healthcare costs are at all-time highs. HSA are only available to those with a High Deductible Health Plan (HDHP) to help consumers save for medical costs. In addition, the contributions to the account up to a specified amount are tax deductible.

The Health Care Reform Act passed in 2010, and at this time there are still many unanswered questions and regulations being considered. Future regulations could result in HSA losing their current popularity which would have a significant negative impact on our Company.

We have relatively high amounts invested in municipalities and these have more risk than a government backed agency.

We generally invest a greater proportion of our long-term investments in municipal securities than financial institutions in our peer group, who typically invest a greater proportion of their long-term investments in government backed agencies. The market value of our municipal investments was $94.0 million, or 65.5% of our total long-term investments, at December 31, 2013. As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have certain municipal investment securities which are subject to credit risk if the municipalities are unable to meet their obligations to us. In addition, certain bond insurers have filed bankruptcy in recent months. Although we believe the municipalities will be able to meet their obligations, there can be no certainty regarding future results. An adverse development with respect to one or more securities could expose us to a greater risk of loss and could have a material impact on our business and results.

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

We Rely on Dividends from Our Subsidiary for Most of Our Revenue

Because we are a holding company with no significant assets other than the Bank and its subsidiary, the Trust Company, we typically depend upon dividends from one or both of these entities for a substantial portion of our revenues. From time to time, we may become a party to financing agreements or other contractual arrangements that may have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. Our holding company expenses and interest obligations on our trust preferred securities and corresponding subordinated debt securities issued by us may limit or impair our ability to declare or pay dividends. In 2013, the Bank paid a dividend to the Holding Company in the amount of $3.4 million to fund the quarterly and special dividends to stockholders totaling $2.6 million, and to fund the repurchase of 70,000 shares of the Company’s common stock for $863,000. Future dividends will depend upon the Board’s assessment of our operating and financial condition, projected cash needs, contractual restrictions and any further restrictions imposed on us by our banking regulators. Additionally, the terms of the Merger agreement require the consent of Old National before any dividends are declared and paid.

We depend heavily on our key banking and management personnel.

Our success depends in part on its ability to attract and retain key executives and to attract and retain qualified and productive banking officers, who have experience both in sophisticated banking matters and in operating small to mid-size banks. These qualities are essential both for effective executive management and also for the growth and expansion of the Bank’s customer base for loans and deposits. Competition for such personnel is strong in the local banking industry, and we compete with many other banks and financial institutions, some of them with financial resources and benefits greater than ours, for such individuals. In this market environment, we may not be successful in attracting or retaining the personnel we require for future growth. We expect to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank. However, since the announcement of the Merger, as what typically happens in such circumstances, some of our employees have been actively solicited by other banking institutions. Although the loss of such employees to date has not had a material impact on our results of operations, there can be no guarantee that we will not lose a significant number of employees, such as the loss of a number of our corporate lenders in the fourth quarter of 2013, regardless of whether the Merger is consummated. Furthermore, if the Merger is not consummated, our ability to attract talented employees may be adversely effected.

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

The Bank conducts business through the Corporate Headquarters and the branches. None of the properties we own are subject to any major encumbrances.  Our net investment in real estate and equipment at December 31, 2013 was $9.1 million.

ITEM 3.        LEGAL PROCEEDINGS.

None.

PART II

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Market System under the symbol “TOFC.” As of March 27, 2014, there were 410 stockholders of record and approximately 911 beneficial owners of the common stock.

The following table also presents the high and low sales prices for our common stock on the NASDAQ Global Market System, by quarter for 2013 and 2012.

High/Low Stock Price

	2013		2012
	High	Low	High	Low

1st Quarter	$13.980	$11.790	$12.600	$8.310

2nd Quarter	$15.000	$12.920	$10.930	$10.050

3rd Quarter	$23.420	$14.000	$12.770	$9.460

4th Quarter	$26.000	$22.930	$14.250	$11.300

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

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the NASDAQ Stock Market Index (United States stocks only) and the NASDAQ Bank Stocks Index for the past five years ending December 31, 2009 – 2013. The following information is based on an investment of $100 on January 29, 1999 in the Company’s Common Stock at the market close on that day, the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index, with dividends reinvested where applicable.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of the Company’s Common Stock.

	For the years ended December 31,
Index	2009	2010	2011	2012	2013

Tower Financial Corporation	$66.218	$72.736	$80.058	$114.450	$239.210
Nasdaq Total US Index	93.198	110.370	110.960	131.270	182.786
Nasdaq Bank Index	96.510	114.770	102.640	122.800	175.778

The foregoing Performance Graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the graph by reference in any such document.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of Publicly Announced Plan or Program	Maximum Number of Shares (or Dollar Value) that May Yet be Purchased Under Plans or Programs

Beginning Balance 12/31/2012:	-	$12.66	206,850	108,150
1/1/2013 - 3/31/2013	70,000	12.32	70,000	38,150
4/1/2013 - 6/30/2013	-	-	-	-
7/1/2013 - 9/30/2013	-	-	-	-
10/1/2013 - 12/31/2013	-	-	-	-
Ending Balance 12/31/2013:	70,000	$12.66	276,850	38,150

ITEM 6.     SELECTED FINANCIAL DATA.

Consolidated Summary of Operations and Selected Statistical Data

		Years ended December 31,
($ in thousands, except per share data)	2013	2012	2011	2010	2009
Results of Operations:
Interest income	$23,475	$25,974	$28,894	$30,452	$32,067
Interest expense	2,799	3,770	6,139	8,191	12,247
Net interest income	20,676	22,204	22,755	22,261	19,820
Provision for loan losses	(1,975)	2,493	4,220	4,745	10,735
Noninterest income	10,262	8,514	8,151	7,814	6,088
Noninterest expense	21,480	20,868	21,618	21,243	22,998
Income (loss) before income taxes	11,433	7,357	5,068	4,087	(7,824)
Income taxes expense (benefit)	3,322	1,612	(1,552)	923	(2,217)
Net income (loss)	8,111	5,744	6,620	3,164	(5,607)
Per Share Data:
Net income (loss): basic	$1.73	$1.18	$1.37	$0.73	$(1.37)
Net income (loss): diluted	1.73	1.18	1.36	0.69	(1.37)
Book value per common share at end of period	13.51	13.46	12.79	11.09	11.04
Dividends declared	0.550	0.610	n/a	n/a	n/a
Balance Sheet Data:
Total assets	$690,553	$683,973	$700,681	$659,928	$680,159
Total securities held to maturity	-	-	-	-	4,496
Total securities available for sale	143,554	174,383	128,620	110,109	85,179
Loans held for sale	2,169	4,933	4,930	2,141	3,842
Total loans	455,795	450,466	462,561	486,914	527,333
Allowance for loan losses	5,715	8,289	9,408	12,489	11,598
Total deposits	598,400	561,007	602,037	576,356	568,380
FHLB advances	5,500	28,300	12,000	7,500	43,200
Junior subordinated debt	17,527	17,527	17,527	17,527	17,527
Stockholders' equity	63,251	63,746	62,097	53,129	46,936
Performance Ratios:
Return on average assets	1.18%	0.87%	1.00%	0.48%	-0.81%
Return on average stockholders' equity	12.94%	8.80%	11.81%	6.32%	-11.48%
Net interest margin (tax equivalent)	3.50%	3.81%	3.84%	3.70%	3.14%
Efficiency ratio	69.43%	67.93%	69.95%	70.63%	88.76%
Asset Quality Ratios:
Nonperforming loans to total loans	2.32%	3.71%	2.70%	4.75%	3.02%
Nonperforming assets to total assets	1.87%	2.74%	2.28%	4.22%	3.03%
Net charge-offs to average loans	0.07%	0.78%	1.51%	0.76%	1.78%
Allowance for loan losses to total loans	1.25%	1.84%	2.03%	2.56%	2.20%
Liquidity and Capital Ratios:
Loan to deposit ratio	76.17%	80.30%	76.83%	84.48%	92.78%
Total stockholders' equity to total assets	9.16%	9.32%	8.86%	8.05%	6.90%
Total risk-based capital	16.51%	15.90%	15.16%	14.30%	12.45%
Tier 1 leverage risk-based capital	15.42%	14.65%	13.91%	13.10%	10.90%
Tier 1 leverage capital	11.54%	11.18%	10.97%	10.55%	9.05%

n/a - not applicable

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction

The following discussion presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

Net income was $8.1 million in 2013 compared to net income of $5.7 million in 2012. The increase of $2.4 million, or 41.2%, was primarily the result of a $4.5 million change in our loan loss provision. In 2013, we recorded a loan loss provision credit (income) of $2.0 million, while in 2012 we recorded a loan loss provision expense of $2.5 million. This positive change in our loan loss provision helped offset a reduction in our net interest income of $1.5 million, due primarily to margin compression caused by lower interest rates.

Net interest income was $20.7 million for 2013, a decrease of 7.4% from 2012. Our average earning assets increased by $23.9 million in 2013. However, our yield on those assets dropped from 4.43% from 2012 to 3.94% in 2013. The low rate environment continues to impact the banking industry, as new loan and investment volume is being brought in at lower rates than the assets being paid off. The decrease in our earning asset yield was partially offset by a reduction in our cost of funds, which lowered interest expense by $971,000 in 2013.

Non-interest income increased by $1.7 million, or 20.5%, in 2013. This was primarily the result of an increase in gains on sales of investment securities of $1.2 million. The liquidation of some of our investment portfolio allowed us to realize some gains and improve our liquidity. Additionally, our Trust Company increased their revenues by $624,000, a 16.3% improvement from 2012.

Due to the improvement in our overall asset quality, as well as minimal growth in the loan portfolio, we were able to record a loan loss provision credit (income) of $2.0 million in 2013. This represents a $4.5 million change from the $2.5 million loan loss provision expense we recorded in 2012.

Non-interest expenses increased $611,860, or 2.9%, in 2013. The increase resulted primarily from the salaries and benefits, along with data processing and legal expenses. Salaries and benefits increased by $952,000 or 8.4%, of which $899,000, was related to our profit sharing incentive, which was higher than normal due to our improved financial results. Data processing increased by $216,000, or 15%, due to the increased volume in our deposit accounts, along with debit card processing expenses. Legal and professional expenses grew by $333,000, or 22.2%, which was primarily caused by $508,000 in legal and professional expenses related to our pending merger with Old National.

Income taxes for 2013 increased by $1.7 million, due to increased pre-tax income. Our effective tax rate increased to 29.1%, compared to 21.9% 2012. The increase was due primarily to increased profits from taxable assets, as the size of our tax exempt portfolio was relatively unchanged from 2012.

Total assets increased by $6.6 million, or 1%, at December 31, 2013. Cash and cash equivalents increased by $27.3 million, loans outstanding increased by $5.3 million, and bank-owned life insurance increased by $3.4 million. This growth was offset by a reduction in trading securities of $30.8 million, which allowed us to realize some gains and improve our liquidity.

Total deposits at December 31, 2013 were $598.4 million, an increase of 37.4 million. Interest-bearing checking accounts increased by $19.9 million, primarily due to an increase of $15.6 million in our health savings account product. Money market accounts increased by $9.8 million, and savings accounts increased by $3.9 million. This growth was offset by a reduction of $6.6 million in our in-market certificate of deposit accounts.

Total equity at December 31, 2013 decreased by $495,000, as a result of $8.1 million in net income offset by $2.6 million in cash dividends to our common stock shareholders, $862,000 of treasury stock repurchases, and a decrease of $5.4 million in the unrealized loss on our trading securities due to market fluctuations.

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

Results of Operations

Summary

Net income was $8.1 million, or $1.73 per diluted share for the year ended December 31, 2013. This represents the highest income in our history and an increase of $2.4 million from 2012. Our pre-tax earnings increased $4.1 million, or 55.4%. The primary driver of our record earnings was a loan loss provision credit (income) of $2.0 million in 2013, compared to a loan loss provision expense of $2.5 million in 2012, and gains on sales of securities of $1.3 million in 2013, compared to $149,000 in 2012. These increases were offset by a reduction in our net interest income of $1.5 million and an increase in noninterest expenses of $612,000.

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. In 2013, our net interest income decreased by $1.5 million, or 7.4%, from 2012. This was primarily the result of a 31 basis point drop in our margin due to the competitive interest rate environment. Our net interest margin was 3.50% in 2013 compared to 3.81% in 2012 and 3.84% in 2011.

Our interest income for 2013 was $23.5 million, a decrease of $2.5 million from 2012. The yield on our earning assets was 3.94% compared to 4.43% in 2012 and 4.84% in 2011. Yields were lower in both our loan and investment categories. As older, higher yielding, loans and investments mature, they are being replaced by lower yielding loans and investments. Additionally, while our average earning assets increased by $23.9 million in 2013, the growth came entirely in our investment portfolio, which historically has lower yields than loans. Our average loans decreased by $18.9 million in 2013. Offsetting the reduction in interest income was a $971,000 decrease in interest expense as we strived to continue reducing our cost of funds. This reduction occurred by growing our low cost checking and savings accounts, and repositioning our brokered certificates of deposit with lower cost certificates. In 2013 our cost of funds was 0.55% compared to 0.80% in 2012 and 1.21% in 2011.

The level of net interest income is primarily a function of asset size, as the weighted-average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, asset quality, and customer behavior also impact net interest income as well as the net yield.

The following table reflects the average balance, interest earned or paid, and yields or costs of our assets, liabilities and stockholders’ equity during 2013, 2012, and 2011.

 Average Balance, Interest and Yield/Cost Analysis

	2013			2012			2011
($ in thousands)	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost	Average Balance	Interest Earned or Paid	Yield or Cost
Assets
Short-term investments and interest-earning deposits	$5,147	$23	0.45%	$1,569	$42	2.68%	$1,794	$35	1.95%
Federal funds sold	179	-	0.00%	3,466	4	0.12%	3,283	4	0.12%
Securities - taxable	89,788	1,217	1.36%	78,254	1,839	2.35%	79,608	2,296	2.88%
Securities - tax exempt (1)	92,191	4,354	4.72%	61,114	3,071	5.03%	46,533	2,623	5.64%
Loans held for sale	3,906	-	0.00%	3,960	-	0.00%	2,295	-	0.00%
Loans	442,702	19,362	4.37%	461,609	22,064	4.78%	481,933	24,828	5.15%
Total interest-earning assets	633,913	24,956	3.94%	609,972	27,020	4.43%	615,446	29,786	4.84%

Allowance for loan losses	(7,700)			(9,174)			(11,868)
Cash and due from banks	22,119			21,379			19,975
Other assets	39,782			40,144			39,751
Total assets	$688,114			$662,321			$663,304

Liabilities and Stockholders' Equity
Interest-bearing checking	$181,596	$132	0.07%	$156,317	$196	0.13%	$112,283	$156	0.14%
Savings	31,656	13	0.04%	25,206	13	0.05%	22,036	33	0.15%
Money market	122,583	121	0.10%	137,436	389	0.28%	164,065	717	0.44%
Certificates of deposit	141,521	2,104	1.49%	122,273	2,560	2.09%	176,176	4,185	2.38%
Short-term borrowings	-	-	0.00%	35	-	0.00%	46	-	0.00%
FHLB advances	13,451	109	0.81%	14,636	161	1.10%	15,987	231	1.44%
Junior subordinated debt	17,527	320	1.83%	17,527	451	2.57%	17,527	817	4.66%
Total interest-bearing liabilities	508,334	2,799	0.55%	473,430	3,770	0.80%	508,120	6,139	1.21%
	-			-			-
Noninterest-bearing checking	111,272			116,724			93,532
Other liabilities	5,843			7,093			5,588
Stockholders' equity	62,665			65,074			56,064
Total liabilities and stockholders' equity	$688,114			$662,321			$663,304

Net interest income		$22,157			$23,250			$23,647
Rate spread			3.39%			3.63%			3.63%
Net interest income as a percent of average earning assets			3.50%			3.81%			3.84%

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

Changes in Net Interest Income Due

To Rate and Volume

	2013 over 2012
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest- earning deposits	$(23)	$-	$(23)
Federal funds sold	-	-	-
Securities - taxable	(746)	124	(622)
Securities - tax exempt	(106)	1,389	1,283
Loans	(1,619)	(1,083)	(2,702)
Net change in interest income	(2,494)	430	(2,064)
Increase (decrease) in interest expense:
Interest-bearing checking	(83)	17	(66)
Savings	(1)	2	1
Money market	(213)	(3)	(216)
Certificates of deposit	(745)	237	(508)
Short-term borrowings	-	-	-
FHLB advances	(34)	(18)	(52)
Trust preferred securities	(131)	-	(131)
Net change in interest expense	(1,207)	235	(972)
Net change in interest income and interest expense	$(1,287)	$195	$(1,092)

	2012 over 2011
($ in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Short-term investments and interest- earning deposits	$12	$(5)	$7
Federal funds sold	-	-	-
Securities - taxable	(419)	(38)	(457)
Securities - tax exempt	(308)	756	448
Loans	(1,745)	(1,019)	(2,764)
Net change in interest income	(2,460)	(306)	(2,766)
Increase (decrease) in interest expense:
Interest-bearing checking	13	27	40
Savings	(24)	4	(20)
Money market	(225)	(103)	(328)
Certificates of deposit	(454)	(1,171)	(1,625)
Short-term borrowings	-	-	-
FHLB advances	(52)	(18)	(70)
Trust preferred securities	(366)	-	(366)
Net change in interest expense	(1,108)	(1,261)	(2,369)
Net change in interest income and interest expense	$(1,352)	$955	$(397)

Interest income is primarily generated from the loan portfolio. Average loans comprised 70%, 76%, and 78% of average earning assets during 2013, 2012, and 2011, respectively. During 2013, the loan portfolio had an average yield of 4.37%, and earned $19.4 million, or 82.5% of total interest income, a decrease of $2.7 million from 2012 and $5.5 million from 2011. Average loans were $442.7 million in 2013, a decrease of $18.9 million from 2012 and $39.2 million from 2011. This decrease in loans was offset by increases in long-term investments. Average investments were $182.0 million in 2013, compared to $139.4 million in 2012 and $126.1 in 2011. While the yield on the investment portfolio dropped to 3.06% in 2013, compared to 3.52% in 2012 and 3.90% in 2011, the increase in size of our portfolio provided for increased interest income of $226,000 compared to 2012 and $63,000 compared to 2011.

Interest expense is primarily generated from certificates of deposit, which equaled 27.8% of average interest-bearing liabilities during 2013, compared to 25.8% and 34.7% of average interest-bearing liabilities in 2012 and 2011, respectively. Total average borrowings were 6.1%, 6.8%, and 6.6% of average interest-bearing liabilities during 2013, 2012, and 2011, respectively.

Money market balances had an average rate of 0.10% and cost $122,583, or 4.32% of total interest expense, in 2013 compared to an average rate of 0.28% and cost $388,658, or 10.3% of total interest expense, in 2012. Certificates of deposit had an average rate of 1.49% and cost $2.1 million, or 75.2% of total interest expense in 2013, compared to an average rate of 2.09% and cost of $2.6 million, or 67.9% of total interest expense, in 2012. Interest expense on savings and interest-bearing checking totaled 4.72% of total interest expense at an average rate of 0.07% during 2013 and 5.2% of total interest expense at average rate of 0.13% during 2012. The Company paid $428,544 of interest expense on borrowings, or 15.3% of total interest expense, during 2013 and paid $612,489 of interest expense on borrowings, or 16.2% of total interest expense, during 2012.

In December 2010, $8.0 million of our Trust Preferred Debt Securities went to a floating rate of three-month LIBOR plus 1.34%. This provided for an average rate on this of 4.66% for the year ending December 31, 2011. In March 2012, the remaining $9.0 million of our Trust Preferred Debt Securities went to a floating rate of three-month LIBOR plus 1.69%, which lowered our costs from that funding type by $365,587, or 44.8%, from 2011 to 2012. This reduced the average rate on this funding from 4.66% for the year ending December 31, 2011 to 2.57% for the year ending December 31, 2012. Due to the continued low interest rate environment, our average rate on this debt in 2013 was 1.83%. This lowered our costs from this funding by $131,302 in 2013.

Provision for Loan Losses

In 2013 we recorded a loan loss provision credit (income) of $2.0 million, compared to loan loss provision expense of $2.5 million in 2012 and $4.2 million in 2011. The loan loss provision credit was the result of our improved asset quality over the past several years. This was accomplished through charging-down loans, selling loans, and working with customers to move these loans to other financial institutions. Additionally, we have had minimal deterioration in our existing loan portfolio. Our “watch list” loans decreased by $12.9 million during 2013, and are now only 5.69% of total loans. This decrease in poorly rated loans allowed us to reduce our loan loss reserve, which contributed to our provision credit for 2013.

We charged off $1.3 million in loan balances during 2013, compared to $3.9 million in 2012. Net recoveries (recoveries in excess of charge-offs) were $716,000 in 2013, compared to $307,000 in 2012.

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

Noninterest Income

Total noninterest income was $10.3 million for the year ended December 31, 2013, compared to $8.5 million in 2012 and $8.2 million in 2011. The increase of $1.7 million from 2012 came primarily from increased trust and brokerage fees and gains on sales of securities. Trust and brokerage fees increased $624,000, or 16.3%, due to an increase in assets under management of $70.6 million from December 31, 2012. Trust assets under management were $538.3 million and brokerage assets under management were $204.5 million at December 31, 2013. At December 31, 2012, trust assets under management were $479.7 million and brokerage assets under management were $192.6 million. Gains on sales of securities were $1.3 million in 2013, compared to $149,000 in 2012 and $777,000 in 2011. The liquidation of a portion of our investment portfolio during the fourth quarter allowed us to realize some market gains. The proceeds were held in our cash and cash equivalents to boost our liquidity and allow us to selectively reduce borrowings and brokered certificates of deposit.

The increases in noninterest income were offset by a reduction in mortgage banking income of $403,000, or 37.5%. The reduction was primarily volume driven, as loan originations were $65.6 million in 2013 compared to $90.7 million in 2012. The decrease in origination volume was primarily due to the increase in long-term rates during the second half of the year, which slowed refinancing activity.

Noninterest Expense

Noninterest expense totaled $21.5 million in 2013, which was an increase of $611,860, or 2.9%, from 2012. The increase came primarily from three categories: salaries and benefits, data processing, and legal and professional. Salaries and benefits increased by $1.2 million in 2013, of which $899,000, or 75%, related to our profit sharing plan. Our profit sharing expense was higher due to the 55.4% increase in our overall pre-tax net income for 2013. Additionally, salary expense increased by $191,000, or 2.5%, due primarily to annual increases awarded to our employees. Data processing expense increased by $216,000, or 15%, from 2012. The increase was the result of costs associated with our core processing system and debit cards due to the growth in deposit accounts. Legal and professional expenses increased by $333,000, or 22.2%, from 2012. The increase was due to $508,000 of costs incurred related to our pending merger with Old National Bank, which included $200,000 to our investment banking firm for a fairness opinion and $308,000 for legal fees. Notwithstanding our merger transaction, we experienced a reduction in legal and professional expenses during the year. The majority of the savings came from a reduction in collections costs of $77,000 due to our asset quality improvement.

Our efficiency ratio, computed by dividing noninterest expense by net interest income plus noninterest income, was 69.4% in 2013 compared to 67.9% in 2012 and 70.0% in 2011. The increase in our efficiency ratio came from a larger increase in noninterest expenses than revenue. Total revenue, net interest income plus noninterest income, grew by $221,000 in 2013, but was offset by an increase in noninterest expenses of $612,000.

Income Tax Expense

Income tax expense in 2013 was $3.3 million, compared to $1.6 million in 2012. The increase of $1.7 million was due to the $4.1 million increase in our pre-tax income. Our effective tax rate for 2013 was 29.06% compared to 21.92% for 2012. Our effective rate increased primarily due to the increase in income from non-tax exempt assets. Our tax-exempt loans and investment balances did not change significantly from 2012, so the additional income we generated was fully-taxed. In 2011, we recorded an income tax benefit due to the reversal of the valuation allowance previously set up on the state deferred tax asset created by our book to tax timing differences at the state level and our state net operating losses created by our REIT. Releasing the valuation allowance on the state deferred tax assets in 2011 was triggered by two events during the year that made it more likely than not that we will realize the state deferred tax asset within the next few years. First, we had a net taxable income position over the past three years for federal purposes and we didn’t expect that to change in the foreseeable future. Second, we liquidated our REIT at the end of the third quarter of 2011, which will create state taxable income going forward, if we continue to produce a profit as expected.

Capital Sources

Stockholders’ equity is a noninterest-bearing source of funds, which provides support for asset growth. Stockholders’ equity was $63.3 million and $63.7 million at December 31, 2013 and 2012, respectively. The decrease was the result of a $5.4 million increase in unrealized losses, net of tax, on available-for-sale securities, the repurchase of 70,000 shares of our common stock for $862,000, and payment of dividends to common shareholders of $2.6 million. These decreases were offset by $8.1 million in net income, $65,000 in stock compensation expense, and $139,000 from the exercise of 10,025 stock options.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Currently, both the Company and the Bank have been categorized as “Well Capitalized,” the highest classification contained within the banking regulations. The capital ratios of the Company and the Bank as of December 31, 2013 and 2012 are disclosed in Note 16 of the Notes to Consolidated Financial Statements. Each year, we refine our Capital Contingency Plan and establish or reconfirm internal minimum capital levels that are in excess of those required by the regulators to remain “well capitalized”. The plan provides that our Total Risk-Based Capital Ratio should be equal to or greater than 10.5% and 11.0% and our Leverage Ratio should be equal to or greater than 7.5% and 8.0% for the Bank and the Company, respectively.

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

In 2013, the Company made dividend payments of $0.07 per common share in the first and second quarter, and payments of $0.08 per common share in the third and fourth quarters. Additionally, the company made a special dividend payment to shareholders of $0.25 per common share in September 2013.

 Liquidity and Capital Ratios

	December 31,
	2013	2012
Loan to deposit ratio	76.17%	80.30%
Loan to funding ratio	73.35%	73.14%
Total risk-based capital	16.51%	15.90%
Tier 1 risk-based capital	15.42%	14.65%
Tier 1 leverage capital	11.54%	11.18%

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

Our liquidity strategy is to fund growth with deposits (from both in-market and out-of-market sources), Federal Home Loan Bank borrowings and to maintain an adequate level of short-term and medium-term investments to meet typical daily loan and deposit activity needs. Deposits increased by $37.4 million from December 31, 2012 to December 31, 2013. Growth came primarily in our interest-bearing checking and money-market accounts. Interest-bearing checking accounts at December 31, 2013 increased by $19.8 million, of which $15.6 million came from our Health Savings Account product. Money-market accounts at December 31, 2013 increased by $10.1 million.

While we mainly generate deposits from in-market sources, we also generate certificates of deposit through national, so-called out-of-market sources. These deposits include brokered deposits, which we began accepting during 2003. The use of brokered deposits offers us the flexibility to structure the duration and volume of funding that in-market deposits cannot provide. As a result, we have chosen this type of funding vehicle over the past several years to increase profitability by matching the duration of our assets with that of our funding. An example of this funding strategy occurred in 2012 when we started to implement a municipal bond leverage strategy that match-funds $25.0 million in investments with $25.0 million of brokered deposits. At December 31, 2012, the $25.0 million of investments was complete and was funded with new brokered deposits of approximately $11 million. The remaining funding for the investment purchases was completed in early 2013. Terms for our new brokered deposit purchases in 2011 and 2012 ranged from one to ten years, with an average life between four and five years. During 2013, our brokered deposit portfolio increased by $4.2 million, as paydowns and maturities within the portfolio offset the majority of the new purchases related to the municipal investments purchased in 2012.

At December 31, 2013, approximately 84.2% of our deposits were generated in-market, while 15.8% were out-of-market deposits, compared to 83.9% of in-market deposits in 2012 and 16.1% out-of-market. In addition to our in-market and out-of-market deposits, we also include borrowings from the FHLB and trust preferred securities in our funding base. FHLB borrowings decreased by $22.8 million during 2013, as we used proceeds from sales of investment securities to reduce our overall debt. The balance at December 31, 2013 was $5.5 million and represented two fixed term borrowings that had yet to mature.

We have the ability to borrow money on a daily basis through correspondent banks (federal funds purchased) along with borrowings from the Federal Reserve discount window, but had no borrowings of these types at December 31, 2013 and 2012. Additional capacity to borrow overnight in the form of unused secured lines of commitment from correspondent banks totaled $36.7 million at December 31, 2013 and $16.7 million at December 31, 2012. The unused line at the discount window totaled $4.0 million at December 31, 2013 and December 31, 2012. We view this type of funding as a secondary and temporary source of funds.

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

The following tables represent our contractual obligations and commitments at December 31, 2013.

Contractual Obligations

at December 31, 2013

	Payments Due by Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Federal Home Loan Bank Line of Credit	$-	$-	$-	$-	$-
Federal Home Loan Bank advances	-	5,500	-	-	5,500
Junior subordinated debt	-	-	-	17,527	17,527
Operating leases	710	2,132	710	-	3,552
Certificates of Deposit	49,505	36,550	14,711	30,519	131,285
Total contractual cash obligations	$50,215	$44,182	$15,421	$48,046	$157,864

Commitments

at December 31, 2013

	Amount of Commitment Expirations Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of credit / loan commitments	$67,278	$8,183	$6,444	$28,365	$110,270
Residential real estate	619	-	-	-	619
Standby letters of credit	4,539	-	-	-	4,539
Total commitments	$72,436	$8,183	$6,444	$28,365	$115,428

Related Persons Transactions

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2013 and 2012, the Bank had $18.3 million and $16.8 million, respectively, in loan commitments to directors and executive officers, of which $16.4 million and $15.5 million were funded at the respective period-ends. All such loan transactions are reviewed and evaluated in the same manner, and under the same lending standards and policies, as every other loan to a non-related person, as all such loans must be approved by the Bank’s Loan and Investment Committee and by our Board of Directors, with the related person neither in attendance nor voting.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $322,616, $127,138, and $120,401 in legal fees and related expenses to this law firm in 2013, 2012, and 2011, respectively.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. Mr. Tippmann was a director of our Company until he resigned on August 24, 2012 and is currently our second largest stockholder. The original lease was entered into in 1998 and was amended in 2001, 2004, 2006, 2009, and 2012. Each transaction was considered and approved by our Audit Committee and by a majority of the members of our Board of Directors (with Mr. Tippmann abstaining), as fair and reasonable to the Company. Our composite rental rate and terms are market competitive. The total amount paid to Tippmann Properties for rent and maintenance was $710,542, $710,394, and $708,418 during 2013, 2012, and 2011, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011. The lease is accounted for as an operating lease. Refer to the Contractual Obligations table above for a summary of future lease payment commitments under this and other leases.

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

Financial Condition

In 2013, we reported $8.1 million in net income compared to $5.7 million in 2012. Pre-tax income was $11.4 million, an increase of $4.1 million from the $7.4 million reported in 2012. The increase in net income was primarily the result of $4.5 million change in our loan loss provision, as we recorded a loan loss provision credit (income) of $2.0 million in 2013 compared to a loan loss provision expense of $2.5 million in 2012.

During the past several years, we focused on improving profitability, both short-term and long-term, by improving asset quality, restructuring the balance sheet, maintaining the net interest margin, and controlling expenses. The steady improvement in our nonperforming asset and risk rated loans has allowed us to continue to bring our loan loss allowance bank in line with the industry. This reduction allowed us to record a loan loss provision credit in 2013, which contributed to our improved earnings. Risk rated loans in our special mention, substandard, and doubtful categories have declined steadily over the past few years. At December 31, 2013, the combined balance in these categories was $24.3 million compared to $37.6 million in 2012 and $41.2 million in 2011. To capture gains and improve out liquidity, we reduced the size of our investment portfolio by $30.8 million in 2013. This allowed us to record $1.3 million in gains on the sales of these investments. Proceeds from the sales went to build our cash reserves. Cash and cash equivalents were $42.2 million as of December 31, 2013, compared to $14.8 million at December 31, 2012.

Earning Assets

The Bank’s total loans increased $5.3 million, or 1.2%, during 2013. Total loans were $455.8 million at December 31, 2013 compared to $450.5 million at December 31, 2012. The loan portfolio, which equaled 75.2% and 71.7% of earning assets at December 31, 2013 and 2012, respectively, was primarily comprised of commercial and commercial real estate loans at both dates and were made to business interests generally located within the Bank’s market area. Approximately 52.0% of the loan portfolio at December 31, 2013 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 22.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The concentration and growth in commercial credits is in keeping with the Bank’s strategy of focusing a substantial amount of efforts on commercial banking. The following table presents loans outstanding as of December 31, 2013, 2012, 2011, 2010, and 2009.

Loans Outstanding

		December 31,
($ in thousands)	2013	2012	2011	2010	2009

Commercial	$237,562	$209,781	$214,207	$232,077	$251,773
Commercial real estate	103,349	113,626	118,414	120,413	132,355
Residential real estate	77,171	83,096	81,845	80,107	86,680
Home equity	28,776	33,074	34,593	38,389	40,043
Consumer	9,668	11,395	13,768	15,986	16,649
Total loans	456,526	450,972	462,827	486,972	527,500
Net deferred loan (fees) / costs	(731)	(506)	(266)	(58)	(167)
Allowance for loan losses	(5,715)	(8,289)	(9,408)	(12,489)	(11,598)

Net loans	$450,080	$442,177	$453,153	$474,425	$515,735

The following table presents the maturity of total loans outstanding as of December 31, 2013, according to scheduled repayments of principal and also based upon re-pricing opportunities.

Maturities of Loans Outstanding

($ in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Totals

Loans - Contractual Maturity Dates:
Commercial	$62,935	$114,404	$60,223	$237,562
Commercial real estate	32,643	45,348	25,358	103,349
Residential real estate	4,891	17,567	54,713	77,171
Home equity	4,081	6,331	18,364	28,776
Consumer	4,260	5,402	6	9,668

Total loans	$108,810	$189,052	$158,664	$456,526

Loan Repricing Opportunities:
Fixed rate	$25,319	$87,344	$131,129	$243,792
Variable rate	83,491	101,708	27,535	212,734

Total loans	$108,810	$189,052	$158,664	$456,526

The Bank’s credit policies establish, monitor for effectiveness and adjust guidelines to manage credit risk and asset quality. These guidelines include procedures for loan review and to elicit the identification of problem loans as early as practical in order to provide effective loan portfolio administration. We strive, through application of our credit policies and procedures, to minimize the risks and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluation of loans and the possibility that changes could occur because of changing general economic conditions and changes in consumer preferences, government monetary policies, changes in a borrower’s financial condition, and other factors that can affect a loan’s collectability. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal “watch list.” Senior management reviews this list regularly and adjusts for changing conditions. Over the past few years, we have been prudent in recognizing and reporting loans in trouble and helping them return to a performing status. As a result of these efforts, we have been able to reduce the loans categorized as “special mention”, “substandard”, or “doubtful”. The following table illustrates the recorded investment(1) of loans by risk category for the years ending December 31, 2013, 2012, and 2011.

	December 31,
($ in thousands)	2013	2012	2011
Special Mention	$5,022	$5,506	$21,314
Substandard	9,943	18,291	12,106
Doubtful	9,357	13,842	8,130
Total	$24,322	$37,639	$41,550
% of total loans	5.34%	8.36%	8.98%

(1) The recorded investment in loans includes accrued interest and deferred fees, less nonaccrual interest paid, and deferred costs.

Nonperforming loans at December 31, 2013 were $10.6 million, of which $10.5 million were loans placed on nonaccrual status and $137,870 of loans still accruing at 90 days or more past due. The $6.1 million decrease in nonperforming loans was the result of payoffs and paydowns of $6.9 million, moving two loans totaling $1.4 million to OREO, and the reclassification of two trouble-debt restructured loans totaling $1.6 million to accruing status. This was offset by the addition on a commercial loan totaling $4.3 million to non-accrual.

Nonaccrual loans totaled $10.4 million as of December 31, 2013, compared to $15.0 million at December 31, 2012. As mentioned above, the decrease came primarily from payoffs, as we exited these loans from the bank, and paydowns to lower existing balances. As of December 31, 2013, there were fourteen commercial relationships in the nonaccrual category, along with eight first mortgage loans.

At December 31, 2012, we had two loan relationships that were classified as trouble debt restructured loans (“TDR”). While still classified a TDR per the regulatory standards, we were able to move these loans to accruing status due to the new loan terms being adhered to for an extended period. Therefore, as of December 31, 2013, we had no TDR loans in our nonperforming loan category.

Loans past 90 days and still accruing category totaled $137,870 at December 31, 2013, compared to $109,887 at December 31, 2012. At December 31, 2013 this category was comprised of two residential mortgage loans totaling $122,950 and several small consumer loans totaling $14,920.

Nonperforming assets

		at December 31,
	2013	2012	2011	2010	2009

Loans past due over 90 days still accruing	$141,605	$112,449	$2,007,098	$2,688,135	$561,136
Troubled debt restructured loans	-	1,645,224	1,804,724	7,501,958	1,915,127
Nonaccrual loans	10,443,968	14,981,583	8,682,161	12,939,331	13,466,165
Total nonperforming loans	10,585,573	16,739,256	12,493,983	23,129,424	15,942,428
Other real estate owned	2,154,813	1,908,010	3,129,231	4,284,263	4,634,089
Other Impaired Assets	50,516	129,853	-	-	-
Impaired securities	-	-	331,464	421,529	478,665
Total nonperforming assets	$12,790,902	$18,777,119	$15,954,678	$27,835,216	$21,055,182

Adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property that include certain assumptions and unobservable inputs used many times by appraisers, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Whenever a new fair value is determined, which is typically done on an annual basis in the other real estate owned category, we report the property at that new value. At December 31, 2013 the carrying value was $2.2 million, with no valuation allowance. This compares to a carrying value of $1.9 million, with no valuation allowance, at December 31, 2012.

During 2013, the Bank recorded $598,000 in net charged-off loans compared to $3.6 million in 2012 and $7.3 million in 2011. The net charge-offs to total average loans was 0.14%, 0.78%, and 1.51% in 2013, 2012, and 2011, respectively.

Activity in the allowance for loan losses during 2013, 2012, 2011, 2010, and 2009 was as follows:

	2013	2012	2011	2010	2009

Beginning balance, January 1	$8,288,644	$9,408,013	$12,489,400	$11,598,389	$10,654,879
Provision charged to operating expense	(1,975,000)	2,493,000	4,220,000	4,745,000	10,735,000
Charge-offs:
Commercial	(824,186)	(825,883)	(1,751,096)	(3,457,564)	(6,279,849)
Commercial real estate	(422,250)	(2,334,496)	(6,398,449)	(547,808)	(3,814,068)
Residential real estate	(29,134)	(287,093)	(7,033)	(293,785)	(133,850)
Home equity	(38,910)	(406,156)	(65,739)	(138,471)	(75,823)
Consumer	-	(66,413)	-	(51,354)	(18,127)
Total Charge-offs	(1,314,480)	(3,920,041)	(8,222,317)	(4,488,982)	(10,321,717)
Recoveries:
Commercial	331,696	243,353	803,050	538,158	449,904
Commercial real estate	361,327	29,073	80,188	74,867	36,015
Residential real estate	-	-	-	-	2,231
Home equity	16,623	33,526	26,412	21,348	31,965
Consumer	6,310	1,720	11,280	620	10,112
Total Recoveries	715,956	307,672	920,930	634,993	530,227
Total Net Charge-offs	(598,524)	(3,612,369)	(7,301,387)	(3,853,989)	(9,791,490)

Ending balance, December 31	$5,715,120	$8,288,644	$9,408,013	$12,489,400	$11,598,389

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

The following table illustrates the breakdown of the allowance for loan losses by loan type.

($ in thousands)

Loan Type	Dec 31, 2013 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2012 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2011 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2010 Alloc.	Loan Type As a % of Total Loans	Dec 31, 2009 Alloc.	Loan Type As a % of Total Loans

Commercial	$3,627	63.5%	$4,138	49.9%	$3,963	42.1%	$5,791	46.4%	$6,733	58.1%
Commercial real estate	1,479	25.9%	3,634	43.8%	4,706	50.0%	6,183	49.5%	4,336	37.4%
Residential real estate	211	3.7%	192	2.3%	581	6.2%	387	3.1%	168	1.4%
Home equity	201	3.5%	209	2.5%	77	0.8%	77	0.6%	205	1.8%
Consumer	27	0.5%	27	0.3%	19	0.2%	29	0.2%	104	0.9%
Unallocated	170	3.0%	89	1.1%	62	0.7%	22	0.2%	52	0.4%

Total allowance for loan losses	$5,715	100.0%	$8,289	100.0%	$9,408	100.0%	$12,489	100.0%	$11,598	100.0%

Although, at the time each evaluation is made, we consider the aggregate allowance for loan losses to be adequate to absorb losses that we expect to be incurred, we can provide no assurance that charge-offs in future periods will not exceed the allowance, as has occurred in recent years. Additionally, banking regulators can require an increase to the allowance for loan losses if they deem necessary to satisfy regulatory safety and soundness concerns. We experienced $1.3 million of charge-offs and $715,955 of recoveries in 2013. We experienced $3.9 million of charge-offs and $307,672 of recoveries during 2012 and $8.2 million of charge-offs and $920,930 of recoveries during 2011.

Total Securities Portfolio

		December 31,
($ in thousands)	2013 Fair Value	2012 Fair Value	2011 Fair Value

Available for sale securities:
U.S. Government agency debt obligations	$-	$-	$616
Obligations of states and political subdivisions	94,002	93,120	59,474
Mortgage-backed securites (residential)	45,060	76,988	62,851
Mortgage-backed securites (commercial)	3,571	3,373	5,679
Collateralized debt obligations	-	-	-
Equity securities	920	903	-

Total available-for-sale securities	$143,553	$174,384	$128,620

Securities at fair value decreased during 2013, and totaled $143.6 million at December 31, 2013 compared to $174.4 million at December 31, 2012 and $128.6 million at December 31, 2011. We maintain a modest securities portfolio to provide for secondary liquidity and for interest rate risk management. During 2013 we sold off a portion of the portfolio in order to increase our liquidity and to recognize some gains in the portfolio. The result was a decrease of $30.8 million in the portfolio balance during 2013. The portfolio comprised 20.8% of total assets as of December 31, 2013.

Short-term Investments and Fed Funds Sold

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, and short-term investments and interest-bearing deposits, consisting of certificates of deposit with maturities less than 90 days and interest-bearing accounts at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Together, these short-term assets, which recorded an increase of $1.8 million during 2013, were $5.1 million and $3.3 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, these short-term assets were approximately 0.7% and 0.5% of earning assets.

Source of Funds

Our major source of funds is from core deposits of local businesses, governmental and municipal public fund entities, and consumers within our market area. We also generate certificates of deposit through national out-of-market sources (outside Allen and surrounding counties). We generate these out-of-market deposits through negotiated transactions with brokers. Total deposits were $598.4 million at December 31, 2013 and $561.0 million at December 31, 2012, an increase of $37.4 million, or 6.7%. At December 31, 2011 total deposits were $602.0 million.

Noninterest-bearing deposits totaled $110.7 million at December 31, 2013, a $2.6 million, or 2.4%, increase from $108.1 million at December 31, 2012. At December 31, 2013, noninterest-bearing deposits were approximately 18.5% of total deposits, a decrease from the 2012 level of 19.3%. Noninterest-bearing deposits at December 31, 2013 were comprised of $94.8 million in business checking accounts, $327,000 in public funds, and $15.5 million in consumer accounts.

Interest-bearing deposits increased by $34.8 million, or 7.7%, during 2013 and ended at $487.7 million compared to $452.9 million at December 31, 2012. The increase came primarily in our interest-bearing checking accounts, which increased by $23.2 million in 2013. The growth was led by our Health Savings Account product, which increased by $15.6 million in 2013. Interest-bearing checking accounts totaled $193.2 million at December 31, 2013. Health Savings Accounts were $94.9 million, or 49.1% of the total. Additionally, we experienced an increase of $10.1 million in our money-market accounts. The growth came primarily from our commercial customers and public funds.

We had borrowings of $5.5 million at December 31, 2013 compared to $37.4 million at December 31, 2012. The decrease was the result of using proceeds from investment security sales to reduce our overall borrowings. As of December 31, 2013, we had paid off all of our debt to the FHLB except for two fixed term advances which don’t expire until 2016 and 2017 respectively.

We had $17.5 million of aggregate principal amount in junior subordinated debenture outstanding at December 31, 2013 and 2012. We currently have two statutory trust subsidiaries. TCT2 effected a private placement of $8.0 million in Trust Preferred Securities on December 5, 2005. TCT3 effected a private placement of $9.0 million on December 29, 2006. The proceeds were loaned to us in exchange for junior subordinated debentures with similar terms to the Trust Preferred Securities. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities issued by TCT2 is December 4, 2035. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities became redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option. At December 4, 2010, the interest rate on TCT2 moved to a floating rate of three month LIBOR plus 134 basis points, or 1.59% as of December 31, 2013, as we chose not redeem it at that point. The maturity date of the Trust Preferred Securities issued by TCT3 is December 29, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities are redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. At March 1, 2012, the interest rate on TCT3 moved to a floating rate of three month LIBOR plus 169 basis points, or 1.93% as of December 31, 2013, as we chose not redeem it at that point.

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

In 2007, our Board of Directors authorized the repurchase of up to 65,000 shares of outstanding common stock. By December 31, 2008, all 65,000 approved shares were repurchased at an average price of $13.61 per share. In December 2012, our Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock. In 2012, we repurchased 141,850 shares at an average price of $12.23 per share. In 2013, we repurchased 70,000 shares at an average price of $12.66 per share. As of December 31, 2013, we have repurchased a total of 276,850 shares of treasury stock at $12.58 per share.

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

Stockholders’ equity was $63.3 million and $63.7 million at December 31, 2013 and 2012, respectively. The decrease was the net result of $2.6 million in cash dividends paid to common shareholders, $863,000 to repurchase 70,000 shares of common stock, an increase of $5.4 million in unrealized losses, net of tax, on investment securities; offset by $8.1 million in net income, $65,000 of stock compensation expense, and $138,000 from the exercise of 10,025 common stock options.

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

The following table describes our position as of December 31, 2013:

Rate Sensitivity Analysis

($ in thousands)	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets
Federal funds sold, short-term investments and interest- earning deposits	$5,090	$-	$-	$-	$5,090
Securities available for sale	12,821	12,690	40,658	77,637	143,806
FHLBI and FRB stock	-	-	-	3,808	3,808
Loans held for sale	2,134	-	-	35	2,169
Fixed rate loans	15,704	45,922	123,906	57,494	243,026
Variable rate loans	39,142	78,803	72,068	22,756	212,769
Allowance for loan losses	-	-	-	-	(5,715)
Other assets	-	-	-	-	85,600
Total assets	$74,891	$137,415	$236,632	$161,730	$690,553
Liabilities
Interest-bearing checking	$193,250	$-	$-	$-	$193,250
Savings accounts	32,818	-	-	-	32,818
Money market accounts	130,332	-	-	-	130,332
Time deposits < $100,000	4,361	12,079	6,339	15	22,794
Time deposits $100,000 and over	3,381	6,612	4,046	-	14,039
Brokered deposit - money market	12,051	-	-	-	12,051
Brokered deposit - certificates of deposit	8,000	3,021	30,291	41,089	82,401
Short-term borrowings	-	-	-	-	-
FHLB advances	-	-	5,500	-	5,500
Junior subordinated debt	-	-	-	17,527	17,527
Noninterest-bearing checking	-	-	-	-	110,715
Other liabilities	-	-	-	-	5,875
Total liabilities	384,193	21,712	46,176	58,631	627,302
Stockholders' Equity	-	-	-	-	63,251
Total sources of funds	$384,193	$21,712	$46,176	$58,631	$690,553
Net asset (liability) GAP	$(309,302)	$115,703	$190,456	$103,099
Cumulative GAP	$(309,302)	$(193,599)	$(3,143)	$99,956
Percent of cumulative GAP to total assets	-44.8%	-28.0%	-0.5%	14.5%

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

The following table provides information about our financial instruments used for purposes other than trading that are rate sensitive to changes in interest rates as of December 31, 2013. It does not provide when these items may actually re-price. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon our historical experience, and management’s judgment as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the report date.

($ in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/2013
Rate sensitive assets:
Fixed interest rate loans	$61,627	$44,080	$32,166	$29,550	$18,107	$57,496	$243,026	$248,823
Average interest rate	4.61%	4.73%	4.66%	4.61%	4.51%	3.44%	4.35%
Variable interest rate loans	117,946	35,575	18,204	10,692	7,595	22,757	212,769	212,164
Average interest rate	3.84%	3.48%	3.60%	3.58%	3.80%	3.49%	3.71%
Fixed interest rate securities	25,512	12,781	9,572	7,497	10,808	67,082	133,252	132,332
Average interest rate	1.32%	2.11%	2.82%	3.17%	3.25%	2.95%	2.61%
Variable interest rate securities	-	-	-	-	-	10,555	10,555	10,555
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.56%	1.56%
Other interest bearing assets	5,090	-	-	-	-	-	5,090	5,090
Average interest rate	1.39%	0.00%	0.00%	0.00%	0.00%	0.00%	1.30%

Rate sensitive liabilities:
Interest-bearing checking	49,263	31,119	21,700	16,234	12,693	62,240	193,249	193,249
Average interest rate	0.10%	0.09%	0.07%	0.06%	0.06%	0.05%	0.07%
Savings accounts	5,313	4,080	3,472	2,955	2,515	14,483	32,818	32,818
Average interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	0.05%	0.04%
Money market accounts	29,669	22,473	17,128	13,129	10,118	37,815	130,332	130,332
Average interest rate	0.10%	0.10%	0.09%	0.09%	0.09%	0.07%	0.09%
Time deposits	26,434	5,531	2,130	1,564	1,160	14	36,833	36,774
Average interest rate	0.32%	0.62%	1.09%	0.99%	0.63%	0.75%	0.45%
Brokered Deposits - Money Markets	12,051	-	-	-	-	-	12,051	12,051
Average interest rate	0.18%	0.00%	0.00%	0.00%	0.00%	0.00%	0.18%
Brokered Deposits - Certificates of Deposit	11,021	9,263	13,042	5,020	2,966	41,089	82,401	78,853
Average interest rate	0.74%	2.42%	2.68%	2.06%	2.20%	1.66%	2.01%
Fixed interest rate borrowings	-	-	2,000	3,500	-	-	5,500	5,500
Average interest rate	0.00%	0.00%	0.62%	1.12%	0.00%	0.00%	0.94%
Variable interest rate borrowings	-	-	-	-	-	17,527	17,527	17,527
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.83%	1.83%

ITEM 8.        FINANCIAL STATEMENTS

Tower Financial Corporation

Consolidated Balance Sheets

At December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and due from banks	$37,682,577	$11,958,507
Short-term investments and interest-earning deposits	1,435,203	159,866
Federal funds sold	3,050,740	2,727,928
Total cash and cash equivalents	42,168,520	14,846,301

Long-term interest-earning deposits	603,684	457,000
Trading securities, at fair value	252,876	-
Securities available for sale, at fair value	143,553,908	174,383,499
FHLB and FRB stock	3,807,700	3,807,700
Loans held for sale	2,169,067	4,933,299

Loans	455,795,160	450,465,610
Allowance for loan losses	(5,715,120)	(8,288,644)
Net loans	450,080,040	442,176,966

Premises and equipment, net	8,575,985	8,904,214
Accrued interest receivable	2,685,762	2,564,503
Bank owned life insurance (BOLI)	21,066,198	17,672,783
Other real estate owned (OREO)	2,154,813	1,908,010
Prepaid FDIC insurance	-	925,337
Other assets	13,434,923	11,393,469

Total assets	$690,553,476	$683,973,081

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$110,715,005	$108,147,229
Interest-bearing	487,684,684	452,860,109
Total deposits	598,399,689	561,007,338

Short-term borrowings	-	9,093,652
Federal Home Loan Bank (FHLB) advances	5,500,000	28,300,000
Junior subordinated debt	17,527,000	17,527,000
Accrued interest payable	103,942	107,943
Other liabilities	5,771,693	4,191,237
Total liabilities	627,302,324	620,227,170

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; no shares shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock and paid-in-capital, no par value, 6,000,000 shares authorized; 4,952,019 and 4,941,994 issued; and 4,675,169 and 4,735,144 shares outstanding at December 31, 2013 and December 31, 2012, respectively	45,038,581	44,834,605
Retained earnings	23,421,087	17,880,539
Accumulated other comprehensive income, net of tax (benefit) of ($889,568) in 2013 and $1,880,433 in 2012	(1,726,808)	3,650,253
Treasury stock, at cost, 276,850 and 206,850 shares at December 31, 2013 and December 31, 2012, respectively	(3,481,708)	(2,619,486)
Total stockholders' equity	63,251,152	63,745,911

Total liabilities and stockholders' equity	$690,553,476	$683,973,081

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Interest income:
Loans, including fees	$19,362,002	$22,063,567	$24,828,298
Securities - taxable	1,216,294	1,837,958	2,295,838
Securities - tax exempt	2,873,877	2,027,131	1,730,535
Other interest income	22,907	45,559	39,041
Total interest income	23,475,080	25,974,215	28,893,712
Interest expense:
Deposits	2,370,512	3,157,522	5,090,715
Short-term borrowings	3	388	638
FHLB advances	108,578	160,836	230,713
Junior subordinated debt	319,963	451,265	816,852
Total interest expense	2,799,056	3,770,011	6,138,918
Net interest income	20,676,024	22,204,204	22,754,794
Provision (credit) for loan losses	(1,975,000)	2,493,000	4,220,000
Net interest income after provision for loan losses	22,651,024	19,711,204	18,534,794
Noninterest income:
Trust and brokerage fees	4,451,684	3,828,291	3,553,965
Service charges	1,106,527	1,090,028	1,092,260
Mortgage banking income	1,075,461	1,478,486	1,026,711
Net gain on sale of securities	1,313,714	149,098	776,753
Net debit card interchange income	821,995	725,564	612,143
Earnings from BOLI	643,415	587,925	568,070
Other-than-temporary loss:
Total impairment loss	-	(688)	(149,045)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	-	(688)	(149,045)
Other income	849,471	655,210	670,294
Total noninterest income	10,262,267	8,513,914	8,151,151
Noninterest expense:
Salaries and benefits	12,294,446	11,342,508	11,185,034
Occupancy and equipment	2,509,501	2,598,996	2,494,913
Marketing	522,035	483,573	431,833
Data processing	1,660,192	1,444,309	1,335,034
Loan and professional costs	1,829,721	1,497,000	1,612,321
Office supplies and postage	169,380	202,565	228,281
Courier services	214,810	232,179	224,987
Business development	571,175	522,964	464,807
Communications expense	181,681	217,901	192,520
FDIC insurance premiums	511,373	664,770	1,367,622
OREO, net	(121,533)	641,190	1,057,503
Other expense	1,137,592	1,020,558	1,023,585
Total noninterest expense	21,480,373	20,868,513	21,618,440
Income before income taxes	11,432,918	7,356,605	5,067,505
Income tax expense/(benefit)	3,321,879	1,612,439	(1,552,031)
Net income	$8,111,039	$5,744,166	$6,619,536

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Statements of Income and Comprehensive Income (Continued)

For the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Net income:	$8,111,039	$5,744,166	$6,619,536

Other comprehensive income net of tax:
Change in securities available-for-sale:
Unrealized holding losses on securities for which other-than-temporary impairment has been recorded	-	-	(35,233)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	-	688	149,045
Other-than-temporary impairment on available-for-sale securities, recorded in other comprehensive income	-	688	113,812

Unrealized holding gains (losses) on available-for-sale securities arising during the period	(6,833,348)	575,251	4,152,875
Reclassification adjustment for gains (losses) realized in income on available-for-sale securities	(1,313,714)	(149,098)	(776,753)
Net unrealized gains (losses)	(8,147,062)	426,153	3,376,122
Income tax expense (benefit)	(2,770,001)	145,126	1,186,577
Total other comprehensive income (loss)	(5,377,061)	281,715	2,303,357
Total comprehensive income	$2,733,978	$6,025,881	$8,922,893

Basic earnings per common share	$1.73	$1.18	$1.37
Diluted earnings per common share	$1.73	$1.18	$1.36
Average common shares outstanding	4,677,897	4,859,155	4,824,514
Average common shares and dilutive potential common shares outstanding	4,682,890	4,859,155	4,853,015

Dividends declared per common share	$0.55	$0.61	$-

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2013, 2012, and 2011

	Preferred Stock	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2011	$757,213	$43,740,155	$8,450,579	$1,065,181	$(884,376)	$53,128,752

Net income for 2011			6,619,536			6,619,536

Other Comprehensive Income, net of tax				2,303,357		2,303,357

Conversion of 7,750 preferred shares into 128,738 common shares	(757,213)	757,213				-

Stock-based compensation expense		45,427				45,427

Balance, December 31, 2011	$-	$44,542,795	$15,070,115	$3,368,538	$(884,376)	$62,097,072

Net income for 2012			5,744,166			5,744,166

Other Comprehensive Income, net of tax				281,715		281,715

Issuance of 23,858 shares of common stock under incentive plans		244,548				244,548

Cash dividends paid ($0.61 per share)			(2,933,742)			(2,933,742)
						-
Repurchase of 141,850 shares of common stock					(1,735,110)	(1,735,110)

Stock-based compensation expense		47,262				47,262

Balance, December 31, 2012	$-	$44,834,605	$17,880,539	$3,650,253	$(2,619,486)	$63,745,911

Net income for 2013			8,111,039			8,111,039

Other Comprehensive Loss, net of tax				(5,377,061)		(5,377,061)

Cash dividends paid ($0.55 per share)			(2,570,491)			(2,570,491)

Stock-based compensation expense		65,343				65,343

Excercised 10,025 shares of stock options		138,633				138,633

Repurchase of 70,000 shares of common stock					(862,222)	(862,222)

Balance, December 31, 2013	$-	$45,038,581	$23,421,087	$(1,726,808)	$(3,481,708)	$63,251,152

The following notes are an integral part of the financial statements.

Tower Financial Corporation

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$8,111,039	$5,744,166	$6,619,536
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,825,001	2,133,587	1,842,943
Provision (credit) for loan losses	(1,975,000)	2,493,000	4,220,000
Stock-based compensation expense	65,343	47,262	45,427
Earnings on BOLI	(643,415)	(587,925)	(568,070)
Net gains on trading securities	(26,538)	-	-
Gain on sale of available-for-sale (AFS) securities	(1,313,714)	(149,098)	(776,753)
Loss on disposal of premises and equipment	2,313	4,963	3,772
Gain on sale of loans	(1,075,461)	(1,478,486)	(956,641)
Loans originated for sale	(49,867,911)	(62,831,907)	(39,424,361)
Proceeds from the sale of loans held for sale	53,707,604	61,338,034	43,591,506
Impairment on available for sale securities	-	688	149,045
(Gain)loss on sale of OREO	(433,540)	(13,376)	79,903
Write-downs of OREO	92,951	507,170	733,045
Change in accrued interest receivable	(121,259)	111,367	(283,917)
Change in other assets	1,523,652	(1,968,654)	(1,701,050)
Change in accrued interest payable	(4,001)	(2,040,481)	732,711
Change in other liabilities	1,580,456	(436,139)	871,270
Net cash from operating activities	13,447,520	2,874,171	15,178,366
Cash flows from investing activities:
Net change in long-term interest-bearing deposits	(146,684)	(7,000)	546,000
Net change in loans	(12,591,395)	10,569,794	4,516,118
Purchase of securities AFS	(61,945,584)	(87,217,992)	(55,317,753)
Purchase of trading securities	(96,106)	-	-
Sale or redemption of FHLB and FRB stock	-	-	267,400
Purchase of life insurance	(2,750,000)	-	(3,000,000)
Proceeds from maturities, calls and paydowns of securities AFS	41,911,242	35,306,233	26,296,331
Proceeds from sale of securities AFS	40,843,099	5,314,735	13,469,065
Purchase of premises, equipment, and leasehold improvements	(311,599)	(571,218)	(1,421,108)
Proceeds on sale of OREO	2,217,253	829,426	2,750,820
Proceeds from sale of impaired loans	4,539,854	780,828	4,126,701
Net cash from(used in) investing activities	11,670,080	(34,995,194)	(7,766,426)
Cash flows from financing activities:
Net change in deposits	37,392,351	(41,029,498)	25,680,700
Gross proceeds from stock options exercised	138,633	-	-
Cash dividends paid on common stock	(2,570,491)	(2,933,742)	-
Repurchase of common stock	(862,222)	(1,735,110)	-
Proceeds from long-term FHLB advances	2,000,000	3,500,000	8,000,000
Proceeds (repayment) from short-term FHLB advances	(19,800,000)	19,800,000	-
Repayment of long-term FHLB advances	(5,000,000)	(7,000,000)	(3,500,000)
Change in short-term borrowings	(9,093,652)	9,093,652	-
Net cash from(used in) financing activities	2,204,619	(20,304,698)	30,180,700
Net change in cash and cash equivalents	27,322,219	(52,425,721)	37,592,640
Cash and cash equivalents, beginning of year	$14,846,301	$67,272,022	$29,679,382
Cash and cash equivalents, end of year	$42,168,520	$14,846,301	$67,272,022
Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$2,803,057	$5,810,492	$5,406,207
Income taxes	774,000	1,395,000	820,000
Non-cash Items:
Transfer of loans to OREO	2,123,467	102,000	2,408,735
Transfer of portfolio loans to (from) loans held for sale	-	(2,969,427)	3,000,000
Transfer of trading securities from other assets	130,232	-	-

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

While our management monitors the revenue streams of all of our various products and services and financial performance is evaluated on a company-wide basis, we aggregate our operations into three reportable segments (see Note 18). We accept deposits and grant commercial, real estate, and installment loans to customers primarily in northeastern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2013, commercial and commercial real estate loans totaled approximately 74.6% of total loans, residential real estate loans totaled approximately 16.9% and home equity and consumer loans totaled approximately 8.5%. Categories by industry of commercial and commercial real estate loans at December 31, 2013 exceeding 30% of quarter-end stockholders’ equity are as follows: wholesale and retail trade - $44.1 million, or 9.7%, of total loans; real estate (including owner-occupied and investment) - $81.4 million, or 17.9%, of total loans; health care and social assistance - $48.8 million, or 10.7%, of total loans; and manufacturing - $45.8 million, or 10.0%, of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Tower Financial Corporation, Tower Bank, and Tower Trust (collectively, the “Company”).

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Allen County, Indiana. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Allen County area. Approximately 52.0% of the loan portfolio at December 31, 2012 consisted of general commercial and industrial loans primarily secured by inventory, receivables, and equipment, while 22.6% of the loan portfolio consisted of commercial loans primarily secured by real estate. The largest concentrations of credit within the commercial and commercial real estate category are represented by owner-occupied and investment real estate at $145.0 million, or 31.8%, of total loans, and commercial loans not associated with real estate at $139.8 million, or 30.7%, of total loans. While the general portfolio mix has remained about the same, the main direction the Bank has taken was to put more resources into the commercial versus the commercial real estate product.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less cost to sell, establishing a new cost basis. If fair value declines, a valuation reduction is recorded through expense. Costs after acquisition are expensed. Foreclosed assets totaled $2.2 million and $1.9 million, at December 31, 2013 and 2012.

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

We are subject to U.S. federal income tax as well as income tax of the state of Indiana. We are no longer subject to examination by taxing authorities for years before 2010. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Tower Financial Corporation or by us to our stockholders. From April 23, 2010 until its termination on July 10, 2012, we were under a Written Agreement with the Federal Reserve and Indiana Department of Financial Institutions (“IDFI”), which was filed publicly on our 2011 Annual Report on Form 10-K and on our Current Report on Form 8-K on May 5, 2010 and discussed in more detail in Note 15 Capital Requirements and Restrictions on Retained Earnings. The Written Agreement states that we were not to pay dividends on or redeem any of our common or preferred stock or other capital stock, or make any payments of interest on our Trust Preferred Debt, without written approval from the Federal Reserve. In response to these requirements, no preferred stock dividends, common stock dividends or Trust Preferred Debt interest payments were made in 2010 and 2011. In May of 2012, the Company received approval from the Federal Reserve Bank to make our Trust Preferred Debt deferred interest payments. In June of 2012, the Corporation paid current the interest payments due on our Trust Preferred Debt, which totaled approximately $2.3 million. On July 11, 2012, Tower Financial Corporation was informed by the Board of Governors of the Federal Reserve System that, effective July 10, 2012, it has lifted and, therefore, terminated the Written Agreement between itself, Tower Financial Corporation and Tower Bank & Trust Company. For the years ending December 31, 2013 and December 31, 2012, the Corporation’s board of directors declared and paid a total cash dividend of $0.55 per share and $0.61 per share, respectively, on the Corporation’s common stock.

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

Restrictions on Cash: The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank of $1.5 million and $1.4 million at December 31, 2013 and 2012, respectively. These balances do not earn interest.

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

Note 2 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2015. The adoption did not have a significant impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this standards update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption did not have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Note 3 - Trading Assets

Trading assets, at fair value, consist of the following at December 31:

Trading Assets	2013	2012
Marketable equity securities - mutual funds	$230,300	$-

The unrealized gains and losses on trading assets for the year ended December 31:

	Three Months Ended December 31
	2013	2012	2011
Gross gains	$33,450	$-	$-
Gross losses	6,912	-	-
	$26,538	$-	$-

Note 4 - Securities

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Obligations of states and political subdivisions	$95,623,785	$1,683,608	$(4,305,247)	$93,002,146
Taxable obligations of state and political subdivisions	1,000,000	-	-	1,000,000
Mortgage-backed securities (residential)	45,057,208	539,943	(536,795)	45,060,356
Mortgage-backed securities (commercial)	3,586,390	96,530	(111,514)	3,571,406
Equity securities	902,900	17,100	-	920,000
Total Securities	$146,170,283	$2,337,181	$(4,953,556)	$143,553,908

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. Government agency debt obligations	$87,358,236	$4,249,120	$(799,855)	$90,807,501
Obligations of states and political subdivisions	2,037,517	274,823	-	2,312,340
Taxable obligations of state and political subdivisions	75,410,166	1,672,403	(94,313)	76,988,256
Mortgage-backed securities (residential)	3,143,993	228,509	-	3,372,502
Mortgage-backed securities (commercial)	902,900	-	-	902,900
Total Securities	$168,852,812	$6,424,855	$(894,168)	$174,383,499

There was no other-than-temporary impairment recognized in accumulated comprehensive income for December 31, 2013 and December 31, 2012.

The proceeds from sales of securities and the associated gains and losses are listed below:

	2013	2012	2011
Proceeds from available-for-sale securities	$40,843,099	$5,314,735	$13,469,065
Gross gains	1,399,336	195,130	776,963
Gross losses	85,622	46,551	-

The tax provision related to these net gains and losses were $446,663, $50,517, and $264,167 for December 31, 2013, 2012, and 2011, respectively. There were also $519 of gross gains on calls of available-for-sale securities for December 31, 2012 and $210 of gross losses on calls of available-for-sale securities for December 31, 2011. The net gain from sales of available-for-sale securities, less the related tax expense, is a reclassification out of accumulated other comprehensive income/(loss). The gain is recorded in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The fair values and amortized costs of debt securities available for sale at December 31, 2013, by contractual maturity, are shown below. Securities not due at a single date, primarily mortgage-backed securities and equity securities are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	12/31/2013

	Amortized Cost	Fair Value
Available-for-sale securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	$45,057,208	$45,060,356
Mortgage-backed securities (commercial)	3,586,390	3,571,406
	$48,643,598	$48,631,762

Obligations of state and political subdivisions:
Due in one year or less	$1,371,814	$1,399,497
Due after one to five years	6,110,367	6,305,732
Due after five to ten years	21,732,000	22,465,631
Due after ten years	66,409,604	62,831,286
Total Obligations of state and political subdivisions	$95,623,785	$93,002,146

Taxable obligations of state and political subdivisions:
Due after one to five years	$1,000,000	$1,000,000
Total Obligations of state and political subdivisions	$1,000,000	$1,000,000

Equity Securities
Equity Securities	$902,900	$920,000

	12/31/2012

	Amortized Cost	Fair Value
Available-for-sale securities:
Mortgage-backed securities:
Mortgage-backed securities (residential)	$75,410,166	$76,988,256
Mortgage-backed securities (commercial)	3,143,993	3,372,502
	$78,554,159	$80,360,758

Obligations of state and political subdivisions:
Due in one year or less	$1,605,182	$1,636,783
Due after one to five years	5,329,876	5,483,599
Due after five to ten years	17,512,040	19,046,647
Due after ten years	62,911,138	64,640,472
Total Obligations of state and political subdivisions	$87,358,236	$90,807,501

Taxable obligations of state and political subdivisions:
Due after ten years	2,037,517	2,312,340
Total Obligations of state and political subdivisions	$2,037,517	$2,312,340

Equity Securities
Equity Securities	$902,900	$902,900

Securities with a carrying value of $29.6 million and $15.5 million were pledged to secure borrowings from the FHLB at December 31, 2013 and December 31, 2012, respectively. Securities with a carrying value of $3.0 million and $2.6 million were pledged to the Federal Reserve to secure potential borrowings at the Discount Window at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, securities with a carrying value of $6.9 million were pledged at Zions Bank, a correspondent bank, to secure federal funds lines of credit. At December 31, 2012, securities with a carrying value of $8.8 million were pledged at correspondent banks, including Wells Fargo and Zions Bank, to secure federal funds lines of credit. At December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at December 31, 2013 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
Obligations of state and political subdivisions	$17,819,834	$(947,648)	$25,788,398	$(3,357,599)	$43,608,232	$(4,305,247)
Mortgage-backed securities (residential)	18,921,940	(536,795)	-	-	18,921,940	(536,795)
Mortgage-backed securities (commercial)	2,162,812	(111,514)	-	-	2,162,812	(111,514)
Total available-for-sale securities	$38,904,586	$(1,595,957)	$25,788,398	$(3,357,599)	$64,692,984	$(4,953,556)

Securities with unrealized losses at December 31, 2012 not recognized in income are as follows:

	Continuing Unrealized Losses for Less than 12 months		Continuing Unrealized Losses for More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities:
U.S. Government agency debt obligations	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	32,905,101	(799,855)	-	-	32,905,101	(799,855)
Taxable obligations of state and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities (residential)	17,371,951	(93,312)	1,142,901	(1,001)	18,514,852	(94,313)
Mortgage-backed securities (commercial)	-	-	-	-	-	-
Total available-for-sale securities	$50,277,052	$(893,167)	$1,142,901	$(1,001)	$51,419,953	$(894,168)

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

When other-than-temporary impairment occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investments amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will not be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of December 31, 2013, Tower Financial Corporation’s security portfolio consisted of 240 securities, 71 of which were in an unrealized loss position. As of December 31, 2012, Tower Financial Corporation’s security portfolio consisted of 260 securities, 43 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of state and political subdivisions and mortgage-backed securities, as discussed below:

Mortgage-backed Securities

At December 31, 2013, approximately 82% of the mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

As of December 31, 2013, we held $8.0 million of non-agency backed CMO investments. These investments were purchased as loan alternatives. These bonds make up less than 20% of Tier 1 capital. The Company continues to monitor these securities and obtain current market prices at least on a quarterly basis. Based on this review, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Obligations of State and Political Subdivisions

At December 31, 2013, substantially all obligations of state and political subdivisions are credit rated above A. The temporary impairment will fluctuate as the interest rate environment changes. In a rising interest rate environment, the temporary impairment will increase, while a decrease in the temporary impairment will occur in a declining interest rate environment. Management does not consider the temporary impairment of the securities to be severe due to the high credit quality of the underlying municipalities.

Trust Preferred Securities: At December 31, 2011, the Company owned a $1 million original investment in PreTSL XXV out of a pooled $877.4 million investment at the time of purchase. This was the Company’s only pooled trust preferred security and it was classified as a collateralized debt obligation. At December 31, 2011, the book and fair values of the security were written down to $0. The security was sold during the fourth quarter of 2012 for $110,000. Prior to being sold, this security was deemed other-than-temporarily-impaired requiring us to record total credit impairment of $961,342. An OTTI charge of $110,000 was recorded for the year ending December 31, 2011. No OTTI charge was taken on this security for the year ending December 31, 2012.

Private Label Collateralized Mortgage Obligation: At December 31, 2011, the Company owned a Private Label Collateralized Mortgage Obligation (CMO) with an original investment of $1.0 million, which is classified as a residential mortgage-backed security. At December 31, 2011, the fair value of the investment was $331,464 and the amortized cost was $492,248. During the fourth quarter of 2012, the security was sold at a loss of $28,322. Prior to being sold, it was determined that this Private Label CMO was other-than-temporarily-impaired requiring us to record total credit impairment of $97,464. An OTTI charge of $688, and $39,045 was recorded for the years ending December 31, 2012, and 2011, respectively.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ending December 31:

	2013	2012	2011
Beginning Balance, January 1	$1,058,806	$1,058,118	$909,073
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	688	149,045
Ending Balance, December 31	$1,058,806	$1,058,806	$1,058,118

Note 5 - Loans and Allowance for Loan Losses

Loans at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013		December 31, 2012
	Balance	%	Balance	%
Commercial	$237,562,043	52.0%	$209,781,217	46.5%
Commercial real estate
Construction	26,368,020	5.8%	31,072,771	6.9%
Other	76,980,593	16.8%	82,553,249	18.3%
Residential real estate
Traditional	51,622,560	11.3%	54,042,379	12.0%
Jumbo	25,548,242	5.6%	29,053,502	6.4%
Home equity	28,775,901	6.3%	33,073,555	7.3%
Consumer	9,668,303	2.2%	11,394,762	2.6%
Total loans	456,525,662	100.00%	450,971,435	100.0%
Net deferred loan costs (fees)	(730,502)		(505,825)
Allowance for loan losses	(5,715,120)		(8,288,644)

Net loans	$450,080,040		$442,176,966

The following tables summarize changes in the Company’s allowance for loan losses for the periods indicated:

 For the year ended December 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2013	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644
Provision expense	(19,351)	(2,094,111)	48,890	14,281	(6,356)	81,647	(1,975,000)
Charge-offs	(824,186)	(422,250)	(29,134)	(38,910)	-	-	(1,314,480)
Recoveries	331,696	361,327	-	16,624	6,309	-	715,956
Ending Balance 12/31/2013	$3,626,455	$1,478,616	$211,305	$201,306	$27,093	$170,345	$5,715,120

For the year ended December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2012	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013
Provision expense	757,548	1,233,125	(101,929)	505,018	72,805	26,433	2,493,000
Charge-offs	(825,883)	(2,334,496)	(287,093)	(406,156)	(66,413)	-	(3,920,041)
Recoveries	243,353	29,073	-	33,526	1,720		307,672
Ending Balance 12/31/2012	$4,138,296	$3,633,650	$191,549	$209,311	$27,140	$88,698	$8,288,644

For the year ended December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance 1/1/2011	$5,790,945	$6,183,365	$386,992	$77,051	$28,711	$22,336	$12,489,400
Provision expense	(879,621)	4,840,844	200,612	39,199	(20,963)	39,929	4,220,000
Charge-offs	(1,751,096)	(6,398,449)	(7,033)	(65,739)	-	-	(8,222,317)
Recoveries	803,050	80,188	-	26,412	11,280	-	920,930
Ending Balance 12/31/2011	$3,963,278	$4,705,948	$580,571	$76,923	$19,028	$62,265	$9,408,013

The following tables present the fair value of the Company’s loans sold by portfolio segment for the periods indicated:

For the year ended December 31, 2013:
Commercial	$3,739,854
Commercial Real Estate	800,000

For the year ended December 31, 2012:
Commercial	$780,828
Commercial Real Estate	-

For the year ended December 31, 2011:
Commercial	$2,924,839
Commercial Real Estate	1,201,862

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans based on impairment method as of December 31, 2013 and December 31, 2012:

December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,692,804	$1,933,651	$3,626,455
Commercial Real Estate
Construction	-	64,689	64,689
Other	-	1,413,927	1,413,927
Residential Real Estate
Traditional	-	141,350	141,350
Jumbo	-	69,955	69,955
Home Equity	-	201,306	201,306
Consumer	-	27,093	27,093
Unallocated	-	170,345	170,345
Total	$1,692,804	$4,022,316	$5,715,120

Loans:
Commercial	$9,715,174	$228,442,797	$238,157,971
Commercial Real Estate
Construction	778,213	25,447,850	26,226,063
Other	385,685	76,540,323	76,926,008
Residential Real Estate
Traditional	-	51,656,267	51,656,267
Jumbo	-	25,564,924	25,564,924
Home Equity	-	28,947,569	28,947,569
Consumer	-	9,743,059	9,743,059
Unallocated	-	-	-
Total	$10,879,072	$446,342,789	$457,221,861

December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Commercial	$1,863,569	$2,274,727	$4,138,296
Commercial Real Estate
Construction	104,000	415,535	519,535
Other	-	3,114,115	3,114,115
Residential Real Estate
Traditional	-	124,576	124,576
Jumbo	-	66,973	66,973
Home Equity	-	209,311	209,311
Consumer	-	27,140	27,140
Unallocated	-	88,698	88,698
Total	$1,967,569	$6,321,075	$8,288,644

Loans:
Commercial	$12,011,267	$198,361,867	$210,373,134
Commercial Real Estate
Construction	3,980,626	27,003,008	30,983,634
Other	753,136	81,784,775	82,537,911
Residential Real Estate
Traditional	-	54,120,324	54,120,324
Jumbo	1,399,283	27,696,123	29,095,406
Home Equity	-	33,264,786	33,264,786
Consumer	-	11,506,816	11,506,816
Unallocated	-	-	-
Total	$18,144,312	$433,737,699	$451,882,011

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and December 31, 2012:

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,316,097	$1,936,906	$-
Commercial Real Estate
Construction	910,419	778,213	-
Other	385,324	385,685	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	3,611,840	3,100,804	-
With related allowance recorded:
Commercial	7,832,147	7,778,268	1,692,804
Commercial Real Estate
Construction	-	-	-
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	7,832,147	7,778,268	1,692,804

	$11,443,987	$10,879,072	$1,692,804

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732,989	$2,473,705	$-
Commercial Real Estate
Construction	6,562,426	3,339,120	-
Other	872,074	753,136	-
Residential Real Estate
Traditional	-	-	-
Jumbo	1,930,616	1,399,283	-
Home Equity	-	-	-
Consumer	-	-	-
	12,098,105	7,965,244	-
With related allowance recorded:
Commercial	9,638,777	9,537,562	1,863,569
Commercial Real Estate
Construction	641,577	641,506	104,000
Other	-	-	-
Residential Real Estate
Traditional	-	-	-
Jumbo	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
	10,280,354	10,179,068	1,967,569

	$22,378,459	$18,144,312	$1,967,569

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

The following tables present the average impaired loans, interest recognized on impaired loans, and cash-basis interest income recognized on impaired loans for years ended December 31, 2012 and December 31, 2011:

For the year ended	December 31, 2013	December 31, 2012	December 31, 2011

Average impaired loans during the period:
Commercial	$10,058,115	$8,829,027	$10,380,885
Commercial Real Estate
Construction	2,496,592	3,314,674	6,946,998
Other	1,327,794	2,045,886	6,394,974
Residential Real Estate
Traditional	-	-	-
Jumbo	867,326	1,394,301	234,804
Home Equity	-	229,187	67,567

Interest recognized on impaired loans:
Commercial	453,506	246,693	448,639
Commercial Real Estate
Construction	75,577	192,120	373,517
Other	6,709	83,527	228,811
Residential Real Estate
Traditional	-	-	-
Jumbo	-	7,459	20,460
Home Equity	-	5,699	2,499

Cash-basis interest income recognized:
Commercial	448,506	224,088	436,937
Commercial Real Estate
Construction	61,936	183,511	354,967
Other	6,709	76,647	216,200
Residential Real Estate
Traditional	-	-	-
Jumbo	-	2,333	-
Home Equity	-	472	2,499

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and December 31, 2012:

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$8,633,389	$-
Commercial Real Estate
Construction	778,213	-
Other	385,685	-
Residential Real Estate
Traditional	442,881	126,385
Jumbo	-	-
Home Equity	203,800	-
Consumer	-	15,220
Total	$10,443,968	$141,605

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$8,899,434	$-
Commercial Real Estate
Construction	2,789,835	-
Other	753,136	-
Residential Real Estate
Traditional	1,055,284	109,768
Jumbo	1,399,283	-
Home Equity	84,611	-
Consumer	-	2,681
Total	$14,981,583	$112,449

The following tables present the aging of the recorded investment in past due loans as of December 31, 2013 and December 31, 2012:

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$33,535	$72,851	$1,105,415	1,211,801	$236,946,170
Commercial Real Estate
Construction	-	-	778,213	778,213	25,447,850
Other	307,469	-	269,044	576,513	76,349,495
Residential Real Estate
Traditional	731,079	55,567	569,266	1,355,912	50,300,355
Jumbo	560,889	-	-	560,889	25,004,035
Home Equity	316,219	-	80,131	396,350	28,551,219
Consumer	89,529	19,223	15,220	123,972	9,619,087
Total	$2,038,720	$147,641	$2,817,289	$5,003,650	$452,218,211

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
Commercial	$811,194	$298,560	$6,625,351	7,735,105	$202,638,029
Commercial Real Estate
Construction	-	1,190,791	1,203,867	2,394,658	28,588,976
Other	3,885,019	-	624,585	4,509,604	78,028,307
Residential Real Estate
Traditional	294,459	355,134	1,165,052	1,814,645	52,305,679
Jumbo	-	-	1,399,283	1,399,283	27,696,123
Home Equity	8,757	9,082	84,611	102,450	33,162,336
Consumer	122,580	30,697	2,681	155,958	11,350,858
Total	$5,122,009	$1,884,264	$11,105,430	$18,111,703	$433,770,308

Troubled Debt Restructurings:

The Company has allocated $793,000 and $260,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and December 31, 2012. The Company has committed to lend additional amounts totaling up to $18,736 and $0 as of December 31, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2013, there was one loan modification that met the definition of a troubled debt restructuring. The modification of the terms included renewing a collateral deficient commercial loan to a borrower experiencing financial difficulty. During the year ending December 31, 2012, there were four loans modified that met the definition of a troubled debt restructuring. The modification of the terms of these loans included extending the maturity date on a commercial loan for a customer that was experiencing financial difficulty in the amount of $360,315, decreasing the collateral release price from the original collateral release schedule for a commercial real estate construction loan in the amount of $1,034,993, and renewing collateral deficient commercial loans for two different customers, which totaled $1,651,493.

The following tables present the recorded investment in loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2013 and December 31, 2012:

	For the year ending December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment*
Commercial	1	$328,351	$328,351

*Note: Pre-modification and post-modification recorded investment balances above represent balances prior to the modification and the balance as a result of the modification.

The troubled debt restructurings described above increased the allowance for loan losses by $160,000 and did not result in charge offs during the year ending December 31, 2013.

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

The troubled debt restructurings described above increased the allowance for loan losses by $260,000 and resulted in $30,086 of charge offs during the year ending December 31, 2012.

The following table presents the recorded investment by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2012:

	December 31, 2012
	Number of Loans	Recorded Investment
Commercial	1	$362,623
Commercial Real Estate:
Construction	2	354,894
Other	2	358,218

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In 2012, the troubled debt restructurings that subsequently defaulted described above reduced the allowance for loan losses by $1.0 million as a result of charge offs during the year ending December 31, 2012. The $1.0 million in charge offs taken during the period were reserved in full as of December 31, 2011. In addition, these loans were sold in 2013 resulting in a recovery of $308,889 and no other troubled debt restructurings subsequently defaulted within twelve months following the modification for the year ending December 31, 2013

The terms of certain other loans were modified during the year ending December 31, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2013 and 2012 of $102.9 million and $73.7 million, respectively, for the year ending. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans. As of December 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

December 31, 2013	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$220,104,174	$3,117,880	$6,742,843	$8,193,074
Commercial Real Estate
Construction	-	24,947,255	-	500,595	778,213
Other	-	71,936,998	1,904,255	2,699,070	385,685
Residential Real Estate
Traditional	51,656,267	-	-	-	-
Jumbo	25,564,924	-	-	-	-
Home Equity	28,947,569	-	-	-	-
Consumer	9,743,059	-	-	-	-
Total	$115,911,819	$316,988,427	$5,022,135	$9,942,508	$9,356,972

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial	$-	$188,915,297	$1,466,775	$11,091,628	$8,899,434
Commercial Real Estate
Construction	-	24,992,377	2,010,631	1,190,791	2,789,835
Other	-	73,747,287	2,028,714	6,008,773	753,137
Residential Real Estate
Traditional	54,120,324	-	-	-	-
Jumbo	27,696,123	-	-	-	1,399,283
Home Equity	33,264,786	-	-	-	-
Consumer	11,506,816	-	-	-	-
Total	$126,588,049	$287,654,961	$5,506,120	$18,291,192	$13,841,689

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential, home equity, and consumer classes, the Company also evaluates the credit quality based on the aging status of the loan, which was previously presented, and by activity. The following table presents the recorded investment in residential, home equity, and consumer loans based on aging status as of December 31, 2013 and December 31, 2012:

December 31, 2013	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$50,300,355	$786,646	$126,385	$442,881
Jumbo	25,004,035	560,889	-	-
Home Equity	28,427,550	316,219	-	203,800
Consumer	9,619,086	108,753	15,220	-
Total	$113,351,026	$1,772,507	$141,605	$646,681

December 31, 2012	Not Past Due	30 - 89 Days Past Due	Greater than 90 Days Past Due Still Accruing	Nonaccrual
Residential Real Estate
Traditional	$52,305,679	$649,593	$109,768	$1,055,284
Jumbo	27,696,123	-	-	1,399,283
Home Equity	33,162,336	17,839	-	84,611
Consumer	11,350,858	153,277	2,681	-
Total	$124,514,996	$820,709	$112,449	$2,539,178

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

The Company uses the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), which include our agencies, municipal bonds, and mortgage-backed securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy, which at December 31, 2013 and 2012 included one equity security. In prior periods, values classified in Level 3 included some of the Company’s mortgage-backed securities and obligations of state and political subdivisions. The fair value of Level 3 securities is highly sensitive to assumption changes and market volatility due to current market conditions as well as the limited trading activity of these securities.

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

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

		December 31, 2013
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of state and political subdivisions	$-	$93,002,146	$-	$93,002,146
Taxable obligations of state and political subdivisions	-	-	1,000,000	1,000,000
Mortgage-backed securities (residential)	-	45,060,356	-	45,060,356
Mortgage-backed securities (commercial)	-	3,571,406	-	3,571,406
Equity securities	-	-	920,000	920,000
Total	$-	$141,633,908	$1,920,000	$143,553,908

		December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Obligations of state and political subdivisions	$-	$90,807,501	$-	$90,807,501
Taxable obligations of state and political subdivisions	-	2,312,340	-	2,312,340
Mortgage-backed securities (residential)	-	76,988,256	-	76,988,256
Mortgage-backed securities (commercial)	-	3,372,502	-	3,372,502
Equity securities	-	-	902,900	902,900
Total	$-	$173,480,599	$902,900	$174,383,499

The following table represents the changes in the Level 3 fair-value category for the year ended December 31, 2013 and December 31, 2012. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input in the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs for the years ended December 31, 2013 and December 31, 2012.

	December 31
Mortgage-backed securities (residential)	2013	2012

Beginning Balance, January 1	$-	$13,086,544
Principal paydowns	-	(923,791)
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(23,858)
Credit loss recognized in earnings	-	(688)
Included in other comprehensive income	-	231,649
Purchases of Level 3 securities	-	-
Sale of Level 3 securities	-	(426,824)
Transfers in (out) of Level 3	-	(11,943,032)
Ending Balance, December 31	$-	$-

	December 31
Obligations of state and politicial subdivisions	2013	2012

Beginning Balance, January 1	$-	$3,686,288
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	(42)
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	(5,581)
Purchases of Level 3 securities	-	-
Transfers in (out) of Level 3	-	(3,680,665)
Ending Balance, December 31	$-	$-

	December 31
Taxable obligations of state and politicial subdivisions	2013	2012

Beginning Balance, January 1	$-	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	-	-
Purchases of Level 3 securities	1,000,000	-
Transfers in (out) of Level 3	-	-
Ending Balance, December 31	$1,000,000	$-

	December 31
Equity securities	2013	2012

Beginning Balance, January 1	$902,900	$-
Principal paydowns	-	-
Net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	-	-
Credit loss recognized in earnings	-	-
Included in other comprehensive income	17,100	-
Purchases of Level 3 securities	-	902,900
Transfers in (out) of Level 3	-	-
Ending Balance, December 31	$920,000	$902,900

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31 for Level 3 assets that are still held at December 31.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Collateralized debt obligation	2013	2012	2011
Impairment recognized in earnings	-	-	110,000

	Changes in Unrealized Gains (Losses) Relating to Assets Held at Reporting Date for the Year Ended December 31
Mortgage-backed securities (residential)	2013	2012	2011
Impairment recognized in earnings	-	-	39,045

Transfers between Levels

There were no transfers between Levels 1, 2, and 3 for the year ending December 31, 2013.

Transfers between Levels 1, 2, and 3 and the reasons for those transfers are as follows for the year ending December 31, 2012:

	Quoted Prices in Active Markets for Identica l Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Reason for Transfer
Transfers from level:
Mortgage-backed securities (residential)	$-	$-	$(11,943,032)	Increased market activity removed need for significant unobservable inputs

Obligations of state and political subdivisions	-	-	(3,680,665)	Increased market activity removed need for significant unobservable inputs

Total transfers from level	$-	$-	$(15,623,697)

Transfers to level:
Mortgage-backed securities (residential)	$-	$11,943,032	$-	Increased market activity removed need for significant unobservable inputs

Obligations of state and political subdivisions	-	3,680,665	-	Increased market activity removed need for significant unobservable inputs

Total transfers to level	$-	$15,623,697	$-

The following table presents for each of the fair-value hierarchy levels our assets that are measured at fair value on a non-recurring basis at December 31, 2013 and December 31, 2012.

		December 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$461,477	$461,477
Other real estate owned:
Commercial Real Estate
Construction	-	-	-	-
Other	-	-	279,000	279,000
Residential Real Estate
Traditional	-	-	-	-
Jumbo	-	-	-	-

		December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans:
Commercial	$-	$-	$6,491,503	$6,491,503
Commercial Real Estate
Construction	-	-	1,985,598	1,985,598
Other	-	-	368,662	368,662
Residential Real Estate
Traditional	-	-	-	-
Jumbo	-	-	1,399,283	1,399,283
Home Equity	-	-	-	-
Other real estate owned:
Commercial Real Estate
Construction	-	-	1,093,265	1,093,265
Other	-	-	226,000	226,000
Residential Real Estate
Traditional	-	-	150,300	150,300
Jumbo	-	-	-	-

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Other real estate owned	$279,000	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	461,477	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

Taxable obligations of state and poliital subdivisions	1,000,000	Discounted cash flow	Unrated security yield adjustment	0%	-	5%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Other real estate owned	$1,469,565	Collateral based measurements	Discount to reflect current market conditions	0%	-	20%

Collateral-dependent impaired loans	10,245,046	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0%	-	50%

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

Taxable Obligations of State and Political Subdivisions: The fair value of certain taxable obligations of state and political subdivisions is based on applying a discount to the municipal bond benchmark index. Significant increases (decreases) in the index will result in a higher or lower fair value measurement for these securities. The application of discounts results in a Level 3 classification for inputs for determining fair value.

The following schedule reflects the carrying values and estimated fair values of our financial instruments at December 31, 2013 and December 31, 2012. Only financial instruments are shown.

	Fair Value Measurements Using:
December 31, 2013	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,168,520	$42,168,520	$-	$-
Long-term interest-bearing deposits	603,684	-	603,684	-
Securities available for sale	143,553,908	-	141,633,908	1,920,000
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	2,169,067	-	2,169,067	-
Loans, net	450,080,040	-	-	455,272,294
Accrued interest receivable	2,685,762	-	2,685,762	-
Financial liabilities:
Deposits	(598,399,689)	-	(594,791,086)	-
Short-term borrowings	-	-	-	-
FHLB advances	(5,500,000)	-	(5,484,829)	-
Junior subordinated debt	(17,527,000)	-	-	(6,250,387)
Accrued interest payable	(103,942)	-	(103,942)	-

	Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,846,301	$14,846,301	$-	$-
Long-term interest-bearing deposits	457,000	-	457,000	-
Securities available for sale	174,383,499	-	173,480,599	902,900
FHLB and FRB stock	3,807,700	-	3,807,700	-
Loans held for sale	4,933,299	-	4,933,299	-
Loans, net	442,176,966	-	-	449,833,513
Accrued interest receivable	2,564,503	-	2,564,503	-
Financial liabilities:
Deposits	(561,007,338)	-	(563,043,048)	-
Short-term borrowings	(9,093,652)	-	(9,093,652)	-
FHLB advances	(28,300,000)	-	(28,337,750)	-
Junior subordinated debt	(17,527,000)	-	-	(6,080,121)
Accrued interest payable	(107,943)	-	(107,943)	-

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

Note 7 - Premises and Equipment, net

Premises and equipment at December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
Land	$3,099,490	$3,099,490
Buildings	4,942,517	4,904,613
Leashold improvements	1,373,527	1,355,533
Furniture and equipment	5,897,405	6,001,194
Construction in process*	11,361	9,509
Subtotal	15,324,300	15,370,339
Accumulated depreciation	(6,748,315)	(6,466,125)
Premises and equipment, net	$8,575,985	$8,904,214

Depreciation expense for 2013, 2012, and 2011was $637,515, $724,859, and $684,237, respectively. Information regarding lease commitments is provided in Note 13.

Note 8 – Deposits

Deposits at December 31, 2013 and 2012 are summarized as follows:

	2013		2012
	Balance	%	Balance	%

Core Deposits:
Noninterest-bearing demand	$110,715,005	18.5%	$108,147,229	19.3%
Interest-bearing checking	193,248,782	32.3%	170,047,196	30.4%
Money market	130,331,968	21.8%	120,253,915	21.4%
Savings	32,818,454	5.5%	28,874,130	5.1%
Time, under $100,000	22,794,359	3.8%	25,934,862	4.6%
Total core deposits	489,908,568	81.9%	453,257,332	80.8%
Non-core deposits:
In-market non-core deposits:
Time, $100,000 and over	14,039,229	2.3%	17,521,246	3.1%
Out-of-market non-core deposits:
Brokered money market deposits	12,050,885	2.0%	12,035,072	2.1%
Brokered certificate of deposits	82,401,007	13.8%	78,193,688	14.0%
Total out-of-market deposits	94,451,892	15.8%	90,228,760	16.1%
Total non-core deposits	108,491,121	18.1%	107,750,006	19.2%

Total deposits	$598,399,689	100.0%	$561,007,338	100.0%

The following table shows the maturity distribution for certificates of deposit at December 31,2013.

2014	$37,454,209
2015	14,793,653
2016	15,171,971
2017	6,584,678
2018	4,125,694
Thereafter	41,104,390

Total	$119,234,595

Note 9 - Federal Home Loan Bank Advances

At December 31, 2013 and 2012, advances from the Federal Home Loan Bank ("FHLB") were:

	2013	2012

0.46% bullet advance, principal due at maturity February 15, 2013	$-	$3,000,000
3.81% bullet advance, principal due at maturity March 26, 2013	-	2,000,000
0.49% variable rate advance, principal due at maturity June 12, 2013	-	3,300,000
0.49% variable rate advance, principal due at maturity June 17, 2013	-	7,000,000
0.49% variable rate advance, principal due at maturity June 25, 2013	-	3,000,000
0.50% variable rate advance, principal due at maturity July 1, 2013	-	3,500,000
0.49% bullet advance, principal due at maturity August 19, 2013	-	3,000,000
0.62% bullet advance, principal due at maturity March 28, 2016	2,000,000	-
1.12% bullet advance, principal due at maturity May 30, 2017	3,500,000	3,500,000

Total Federal Home Loan Bank advances	$5,500,000	$28,300,000

At December 31, 2013, all FHLB advances totaling $5.5 million had fixed rates with no callable options. At December 31, 2012, four FHLB advances in the amount of $16.8 million have variable rates and can be repaid anytime at the Company’s discretion before their contractual maturities. The remaining four FHLB advances totaling $11.5 million have fixed rates with no callable options at December 31, 2012.

At December 31, 2013 scheduled principal reductions on these FHLB advances were as follows:

Year	Advances
2014	$-
2015	-
2016	2,000,000
2017	3,500,000
$5,500,000

At December 31, 2013, in addition to FHLB stock, we pledged securities held by the FHLB totaling $29.6 million and have pledged loans totaling approximately $35.9 million that are being safe kept at US Bank as "specific" collateral to secure advances outstanding at FHLB of Indianapolis. Also, we had unpledged interest-bearing deposits with the FHLB at December 31, 2013 totaling $1.4 million.

Note 10 - Junior Subordinated Debentures and Trust Preferred Securities

On December 5, 2005, TCT2 sold 8,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.34%. The initial rate was fixed at 6.21% for the first five years, after which the rate went floating based on the three-month Libor plus 1.34% beginning December 5, 2010. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $8,248,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT2 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is December 4, 2035. While subject to receiving approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities were redeemable prior to the maturity date as of December 5, 2010 and each year thereafter at our option. As of December 31, 2013, we have chosen not to redeem the debt due to the low rate of interest we are paying on this debt of LIBOR plus 1.34%. As of December 31, 2013, the rate was 1.59%. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

On December 29, 2006, TCT3 sold 9,000 Trust Preferred Securities with a par value of $1,000 at a rate equal to the three-month Libor rate plus 1.69%. The initial rate was fixed at 6.56% for the first five years, at which the rate went floating based on the three-month Libor plus 1.69% beginning March 1, 2012. The proceeds of the sale and the initial equity investment were loaned to us in exchange for junior subordinated debentures of $9,279,000 with similar terms to the Trust Preferred Securities. The sole assets of TCT3 are the junior subordinated debentures to us and payments thereunder as well as certain unamortized issuance costs. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the par amount. The maturity date of the Trust Preferred Securities is March 1, 2037. Subject to our having received prior approval of the Federal Reserve Bank, if then required, the Trust Preferred Securities were redeemable prior to the maturity date beginning March 1, 2012 and each year thereafter at our option. As of December 31, 2013, we have chosen not to redeem the debt due to the low rate of interest we are paying on this debt of LIBOR plus 1.69%. As of December 31, 2013 the rate was 1.93%. We have the option to defer interest payments on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

Note 11 - Income Taxes

The consolidated provision for income taxes for the following years ended December 31 are as follows:

	2013	2012	2011

Federal - current	$912,387	$922,838	$445,354
- deferred	1,583,752	227,044	510,333
State - current	(514,250)	(18,894)	-
- deferred	1,339,990	856,781	26,274
Change in valuation allowance related to realization of net state deferred tax assets	-	-	(2,619,866)
Change in valuation allowance related to realization of security impairments	-	(375,330)	85,874

Total income taxes expense	$3,321,879	$1,612,439	$(1,552,031)

The effective tax rate differs from the statutory tax rate applicable to corporations as a result of permanent and other differences between accounting and taxable income as shown below:

	2013	2012	2011

Statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal income tax effect	4.8%	4.1%	0.1%
Tax exempt interest	(8.0)%	(8.9)%	(11.6)%
Earnings on life insurance	(1.9)%	(2.7)%	(3.8)%
State tax valuation allowance	(0.0)%	(0.0)%	(50.5)%
Other	0.2%	(4.6)%	1.2%

Effective tax rate	29.1%	21.9%	(30.6% )

The net deferred tax asset (included in other assets) included the following amounts of deferred tax assets and liabilities at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Provision for loan losses	$2,331,357	$3,426,223
State net operating loss and credit carryforward	1,455,214	2,015,550
Alternative minimum tax credit	-	606,193
Deferred compensation	641,961	664,818
Net deferred loan costs	297,992	209,090
Depreciation	25,539	70,788
Other real estate owned	320,059	1,192,029
Net unrealized depreciation on securities available for sale	889,568	-
Tax credits	667,873	-
Other	291,891	339,769

Total deferred tax assets	6,921,454	8,524,460

Deferred tax liabilities:
State Tax	(856,810)	(1,148,713)
Prepaid expenses	(215,845)	(200,945)
Net unrealized appreciation on securities available for sale	-	(1,880,433)
Other	(24,184)	(24,506)
Total deferred tax liabilities	(1,096,839)	(3,254,597)
Net deferred tax asset before asset valuation	5,824,615	5,269,863
Valuation allowance for deferred tax assets	-	-

Net deferred tax asset	$5,824,615	$5,269,863

Realization of deferred tax assets associated with the net operating loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration.

In evaluating the federal deferred tax asset, we have come to the conclusion that it is more likely than not going to be realized. The most important test when evaluating impairment is based on whether or not there is a cumulative net loss over the last three years. As of December 31, 2013 and 2012, we no longer had a cumulative net loss position over the last three years. At December 31, 2011, we recorded a valuation allowance of $375,330 for federal and state tax on a capital loss from an other-than-temporary impairment charge on the trust preferred security previously held at our investment subsidiary. This valuation allowance was reversed in the fourth quarter of 2012 as a result of the sale of the security.

We previously determined that the state deferred tax asset was more likely than not unrealizable and recorded a valuation allowance against it. This decision was made primarily due to owning a REIT which generated a substantial state net operating loss and we thought it was more likely than not that we would not be able to realize the benefit of the state net operating loss before it expires. In 2011, due to our improvement in earnings and the liquidation of our REIT, we reversed the valuation allowance on our state deferred tax asset for both the book to tax timing differences and the state net operating losses. As a result of three consecutive years of earnings and our expected future earnings, we continue to believe that it was more likely than not that we will be able to realize our state deferred tax asset. We have an Indiana net operating loss carry forward of approximately $17.9 million which will start to expire in 2022 if not used. We also have an Indiana credit carry forward of $404,000 which will begin to expire in 2016.

The Company and its subsidiaries are subject to U.S. Federal income taxes as well as income tax of the state of Indiana. The Company is no longer subject to examination by taxing authorities before 2010. We had no unrecognized tax positions at December 31, 2013 and December 31, 2012. Management does not expect unrecognized tax benefits to significantly increase in the next twelve months.

Note 12 – Equity Incentive Plans

Options to buy stock were previously granted to directors, officers and employees under the 1998 and 2001 Stock Option and Incentive Plans (the “Plans”), which together provided for issuance of up to 435,000 shares of common stock of Tower Financial Corporation. Options for all 435,000 shares were issued under the Plans, of which 29,910 and 49,685 remained outstanding as of December 31, 2013 and December 31, 2012, respectively. Option awards were granted with an exercise price equal to the market price of our stock at the date of each grant, vesting over a four-year period, and issued with a ten-year contractual term. There was no compensation cost against income for options granted under the Plan in accordance with accounting standards for the years ended December 31, 2013 and 2012.

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

A summary of the option activity under the Plans as of December 31, 2013 and changes during the twelve-month period then ended are presented below:

Options	Shares	Weighted- Average Aggregate Exercise Price	Weighted- Average Remaining Contractual Term	Instrinsic Value

Outstanding at 1/1/13	49,685	$14.49	1.72	$-

Granted	-	-	-	-

Exercised	(10,025)	13.83	-	-

Forfeited or expired	(9,750)	13.35	-	-

Outstanding at 12/31/13	29,910	15.09	1.27	-

Vested or expected to vest at 12/31/13	29,910	15.09	1.27	-

Exercisable at 12/31/13	29,910	15.09	1.27	-

The total intrinsic value of options exercised during 2013 was $59,597. There were no options exercised in 2012 and 2011.

No further options will be granted under either of these Plans, but the plans will remain in effect for purposes of administering already existing options previously granted and still outstanding under the Plans. As of December 31, 2013, there is no unrecognized compensation expense for the 1998 and 2001 Stock Options plan.

On April 19, 2006, at our annual meeting of stockholders, stockholders approved Tower Financial Corporation’s 2006 Equity Incentive Plan, under which 150,000 shares have been reserved for issuance as incentive stock options, non-statutory stock options, restricted stock awards, unrestricted stock awards, performance awards, or stock appreciation rights. As of December 31, 2012, 20,500 shares have been granted in the form of restricted stock, of which 19,375 shares have vested and 625 shares have been forfeited. The compensation cost that has been charged against income for restricted shares awarded under the Plan was $2,125, $14,624, and $45,427 for the years ended December 31, 2013, 2012, and 2011, respectively. Future expense related to this award will be $2,125 in 2014 and $1,417 in 2015. The total fair value of shares vested during the year ended December 31, 2013 was $3,875.

A summary of the restricted stock activity as of December 31, 2013 and changes during the twelve-month period then ended are presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at 1/1/13	750	$8.50

Granted	-

Vested	(250)	8.50

Forfeited	-	-

Outstanding at 12/31/13	500	8.50

Pursuant to our 2006 Equity Incentive Plan, the Compensation Committee put in place a long term equity incentive program which incorporates a mix of stock awards and cash awards to the participants. Refer to Note 14 for details on the program.

Note 13 - Related Persons Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. At December 31, 2013 and 2012, the Bank had $18.3 million and $16.8 million, respectively, in loan commitments to directors and executive officers, of which $16.4 million and $15.5 million, respectively, were funded at the respective year-ends, as reflected in the following table.

Loans to Directors and Executive Officers
	2013	2012

Beginning balance, January 1	$15,523,565	$15,740,984
New loans	5,771,544	3,654,984
Repayments	(4,903,274)	(3,246,888)
Other changes	-	(625,515)

Ending balance, December 31	$16,391,835	$15,523,565

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period, due to changes in related parties.

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were $7.0 million and $5.9 million.

During 2013, 2012, and 2011, we engaged in transactions with entities controlled by certain directors or their affiliates. All transactions with “related persons” are reviewed and approved pursuant to Tower Financial Corporation’s Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons.

The Bank leases its headquarters facility from Tippmann Properties, Inc., agent for John V. Tippmann, Sr. Mr. Tippmann was a director of our Company until he resigned on August 24, 2012 and is currently our second largest stockholder. The original lease was a 10-year lease commencing on January 1, 1999. The headquarters facility consists of drive-up banking windows and approximately 49,365 square feet of usable office space. The lease was renegotiated in 2012 effective October 1, 2012 to increase the office spaced rented by our Company on the fifth floor by 108 square feet. The lease term for the fifth floor has not changed and expires in December 2013. There is also an option to renew for an additional ten years. We also have a right of first refusal to buy the entire building in the event the landlord wishes to sell the property. The total amount paid to Tippmann Properties for rent and maintenance was $710,542, $710,394, and $708,418 during 2013, 2012, and 2011, respectively. In 2011, we also paid Tippmann Properties $21,655 for remodeling and repair costs we incurred in 2011. The lease is accounted for as an operating lease. Refer to Note 13 for a summary of future lease payment commitments under this and other leases.

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. We paid $322,616, $127,138, and $120,401 in legal fees and related expenses to this law firm in 2013, 2012, and 2011, respectively. The increase in 2013 compared to prior years was a result of the pending merger transaction with Old National.

The relationship with Barrett & McNagny LLP was approved in advance by our Audit Committee and our full Board of Directors pursuant to our Statement of Policy for the Review, Approval or Ratification of Transactions With Related Persons.

Note 14 - Commitments and Off-balance-sheet Risk

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

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31, 2013 and 2012 was as follows:

	2013	2012

Commitments to extend credit - Variable Rate	$102,764,681	$94,343,912
Commitments to extend credit - Fixed Rate	6,886,058	4,777,918
Commitments to extend credit - Fixed Rate Residential Real Estate	619,074	5,345,869
Standby letters of credit	4,538,600	7,896,814

Total	$114,808,413	$112,364,513

Management does not anticipate any significant losses as a result of these commitments. Commitments to make loans are generally made for periods of one year or less.

Lease and Other Contracted Commitments: We occupy our headquarters, offices and other facilities under long-term operating leases and, in addition, are party to long-term contracts for data processing and operating systems. The future minimum annual commitments under all operating leases as of December 31, 2013 are as follows:

Year	Lease Commitments

2014	$710,434
2015	710,434
2016	710,434
2017	710,434
2018	710,434
2019	-

$3,552,170

The lease expense paid for operating leases for the facilities leased was $708,866, $711,106, and $752,676 for 2013, 2012, and 2011, respectively.

Employment Contracts: Under the terms of certain employment contracts, upon the occurrence of certain events resulting in the severance of certain senior officers’ employment, payments may be required to be made in excess of amounts that have been accrued.

Note 15 - Benefit Plans

Profit Sharing Plan: We maintain a profit sharing plan covering substantially all employees. Payments to be made under the plan, if at all, are determined by our Compensation Committee. Awards may be based on a formula approved by our Board of Directors, our results of operations, individual performance measures and/or may be discretionary. As of December 31, 2013 and 2012, management had accrued a liability for this plan of approximately $1.8 million and $930,000, respectively, which is included in other liabilities in the consolidated balance sheets. The expense incurred during 2013, 2012, and 2011 was $1.8 million, $865,000, and $697,500, respectively.

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

The program equity and cash awards are made based on a two-step process. The steps are as follows:

●	Step 1 Shares/Cash – Trust Co. Participants: Earned when the Trust Company has reached $875,000 of net income for the reporting year. Must be attained by December 31, 2012.

●	Step 1 Shares/Cash – Bank Participants: Earned when Tower Financial Corporation has reached $4.0 million of net income for the reporting year. Must be attained by December 31, 2012.

●	Step 2 Shares/Cash – All Participants: Earned when Tower Financial Corporation has reached $5.0 million of net income for the reporting year. Must be attained by December 31, 2013.

As of December 31, 2011, Steps 1 and 2 requirements for the Bank participants and Step 2 requirements for the Trust Company participants were met. Pursuant to the plan, a total of 23,858 shares of TOFC stock were deemed earned as of December 31, 2011, along with $171,675 of cash awards. The potential awards associated with Step 1 for the Trust Company participants are no longer attainable, as the Trust Company did not achieve the targets specified in Step 1 by the end of fiscal year 2012. There were 3,002 stock awards and $23,850 of cash awards associated with Step 1 of the Trust Company participant plan, which will not be utilized now that the time frame to achieve Step 1 has expired. The remaining unallocated awards, 8,140 shares of stock and $79,475 of cash, will not be utilized now that both Step 1 and Step 2 for the Bank participants and Step 2 for the Trust Company participants have been achieved. Per the terms of the Plan, the awards could not be paid out until we were released from our formal Written Agreement with the Federal Reserve, which occurred July 10, 2012. As a result, the compensation cost was charged against income to accrue for the granting of these unrestricted shares and cash payments creating an accrual in the amount of $369,935 at December 31, 2011. Due to an increase in the price per share of the Company’s stock from December 31, 2011 to June 30, 2012, an additional compensation cost of $54,635 was charged against income in the first six months of 2012 to bring the total accrual to $424,570. During the third quarter of 2012, cash awards in the amount of $171,675 and 23,858 shares of stock with a fair value of $244,548 associated with Step 1 and 2 for Bank Participants and Step 2 for Trust Company Participants were awarded. The Trust company did not reach the target for Step 1 by the December 31, 2012 deadline. That portion of the plan was terminated by the Compensation Committee during the first quarter of 2013.

In February 2013, the Board of Directors approved a new Long-term Incentive Plan. The plan is as follows:

Original Participants: Mike Cahill, Gary Shearer, Rick Sawyer, Wendell Bontrager, Tina Farrington, and Jim Underwood. Additional participants may be added with Compensation Committee approval.

Gross Potential Bonus: $390,000 ($65,000/each)

Timeline: The plan will run through December 31, 2018. In computing the 3 year rolling average, calendar 2012 will be included (prior LTI funded based on year end 2011, thus the new LTI starts as of end of old LTI plan being paid out). Thus, the first calculable year will be 2014 (2012 through 2014), and there will be 5 years to attain this benefit (2014 through 2018).

Payout Ratios: The payouts will be based on the attainment of certain levels of ROAA for a three year rolling average. The payout at various levels is as follows:

►	Greater than or equal to 1.0% is paid at 100%
►	Over .85% and under 1.0% is paid at 65%
►	Over .75% and up to and equal to .85% is paid at 30%

Other Parameters: In addition to the above payout ratios and amounts, the following other parameters must be met:

►

No formal regulatory order is in place during any year of the 3 year rolling average (2012 will not be considered a year that a formal regulatory order was in place;.any subsequent regulatory orders will be considered)

►	Bank assets must be greater than $700 million (on average during the 3 year period)
►	The Company must be at a CAMELS 2 rating or better (TOFC)
►	Each participant must have a composite “3’ rating or better on their annual reviews during the entire 3 year rolling average

Timing of Earn Outs: The plan runs through the financial results for calendar 2018 or until 100% of the gross potential bonus is earned, whichever comes first. It is possible that the partial payouts (30% or 65%) can be earned along the way. Once an amount is earned it is paid out, but the plan continues until the end of 2018 or the 100% payout level is achieved. For example, if as of the end of 2014, the ROA for the three year rolling period is .80%, then 30% of the gross potential bonus is earned (assuming other parameters are met) and will be paid out. The plan continues on, however. If at the end of 2017, the three year rolling average ROA is .87%, then an additional 35% (total of 65%) is earned and paid out. If at the end of 2018 the 1.0% ROA threshold is not attained, the plan ends with the additional 35% of gross potential bonus forfeited. Payments will be made no later than March 15th after the end of a calendar year in which an amount is earned.

A participant shall not be entitled to a payment under this Plan if the participant is not employed by Tower Financial Corporation (or one of its related companies) on the date a payment is made hereunder.

Recapture: There is no recapture provision to amounts earned unless there is an accounting error or mistake found that leads to the restatement of the financials which results in a calculation adjustment that would show a lower level of earn out.

Change of Control: If there is a change of control during the plan period prior to January 1, 2016, the participants are due 50% of the gross potential bonus less any amounts already earned under this plan. A change of control is defined as follows:

(a)

The direct or indirect sale, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the properties or assets of the Company to any “person” (as that term is used in Section 13(d)(3) of the Exchange Act);

(b)	The Incumbent Directors cease for any reason to constitute at least a majority of the Board;

(c)	The adoption of a plan relating to the liquidation or dissolution of the Company; or

(d)	Any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act) becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities eligible to vote for the election of the Board (the “Company Voting Securities”); or

(e)	The consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its Subsidiaries that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction (a “Business Combination”), unless immediately following such Business Combination: (1) 50% or more of the total voting power of (i) the Surviving Corporation, or (ii) if applicable, the ultimate Parent Corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation, is represented by Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company Voting Securities among the holders thereof immediately prior to the Business Combination, (2) no person (other than any employee benefit plan (or related trust) sponsored or maintained by the Surviving Corporation or the Parent Corporation), is or becomes the beneficial owner, directly or indirectly, of more than 50% of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) and (3) at least a majority of the members of the board of directors of the Parent Corporation (or if there is no Parent Corporation, the Surviving Corporation) following the consummation of the Business Combination were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such Business Combination (any Business Combination which satisfies all of the criteria specified in (1), (2) and (3) above shall be deemed to be a “Non-Qualifying Transaction”).

No expense was recorded in relation to this new plan during 2013.

401(k) Plan: We established a 401(k) plan effective March 1, 1999 covering substantially all of our employees. The plan allows employees to contribute up to 15% of their compensation. We may match a portion of the employees’ contributions and provide investment choices for employees, including investment in our common stock. Matching contributions are vested equally over a six-year period. Matching contributions to the 401(k) plan are determined annually by management and approved by our Compensation Committee. For the period of July 1, 2011 through September 30, 2012, the Compensation Committee approved a match of 25% on the first 6%. On October 1, 2012 the contribution matching was increased to 50% of the first 6%, where it remained through December 31, 2013. The total contribution made during 2013, 2012, and 2011 was $184,598, $139,657, and $88,986, respectively.

Deferred Compensation Plan: Effective January 1, 2002, a deferred compensation plan covers certain officers. Under the plan, we pay each participant, or their beneficiary, the amount of compensation deferred by the employee or contributed by the employer on a discretionary basis, plus interest, beginning with the individual’s termination of service. Employer discretionary contributions vest over four years. Payments are to be made either immediately or over a five-year period, depending upon the amount to be paid. During the second quarter of 2012, the Company amended the existing deferred compensation plan to convert it to a nonqualified deferred compensation plan. Nonqualified deferred compensation plans are unfunded contractual obligations to plan participants. The Company chose to set aside assets to informally finance the future liability to participants in the plan, which are now held in a corporate account with Principal Financial Group. The decision to move to this type of plan allows the participants to contribute more funds than the previous plan allowed, and gives them the opportunity to manage and control investment decisions for their own funds. The Company attempts to mirror investment performance in the participant deemed accounts, which allows for reduced risk for the Company since changes in the nonqualified participant liabilities will tend to be offset by similar changes in the corporate assets. The corporate assets used to informally finance and mirror the unfunded obligations are classified in other assets in the consolidated balance sheets. A liability is accrued for the contractual obligation under this plan and is reported in other liabilities in the consolidated balance sheets. The expense (income) incurred for the deferred compensation plan in 2013, 2012, and 2011 was ($497), $1,130, and $2,535, respectively, resulting in a deferred compensation liability of $253,509 and $131,362 as of December 31, 2013 and 2012, respectively, and a corporate asset of $252,876 and $130,232 as of December 31, 2013 and 2012, respectively.

Deferred Directors' Fees Plan: Effective January 1, 2002, the deferred directors' fee plan covers all non-employee directors for a period of 10 years. Under the plan, each participant, or their beneficiary, would receive the amount of directors' fees deferred plus interest, beginning with the director’s termination of service or the expiration of the plan, whichever comes first. For the period ending December 31, 2011, a liability was accrued for the obligation under this plan and was reported in other liabilities in the consolidated balance sheets. In 2012, the Company elected to eliminate the option to allow directors to defer their fees; therefore, the existing deferred fees plus interest were paid to their participant or beneficiary in the first quarter of 2012. The expense incurred for the deferred directors' fee plan for 2011 was $33,594. Due to the termination of this plan, there were no expenses in 2013 and 2012 related to the Plan, as well as no deferred compensation liability for the year ending December 31, 2013 and 2012, respectively.

Director Stock Compensation Program:

The Company’s 2012 board compensation consists of two components. 70% of their compensation is paid in cash, while the remaining 30% is paid in the form of Deferred Stock Units. The Deferred Stock Units entitle each participant to receive one share of our common stock for each Deferred Stock Unit issued, provided they are a director until the date of the next annual meeting, which is typically in May each year. The participant may elect to defer payment of the Deferred Stock Unit until one year after the date of grant, three years after the date of the grant, or one year after the end of the participant’s service with the Company. The expense associated with the Deferred Stock Units is amortized over the vesting period, which is one year from the date of the grant for this issuance. As of December 31, 2013, 10,515 shares have been granted, of which 5,341 have vested, 5,133 have not vested and are expected to vest, and 41 units were issued in the form of dividend equivalent units. Of the 5,341 shares that have vested, participants have chosen to defer payment of 1,785 units. During the year ending December 31, 2013, dividends totaling $0.41 per common share were paid, which resulted in the issuance of 41 dividend equivalent units on the deferred units. The compensation cost that has been charged against income for the Deferred Stock Units awarded under the Plan was $62,538 and $32,638 for the years ended December 31, 2013 and 2012, respectively. No compensation cost was charged against income prior to 2012. Future expense related to this award will be $28,875 in 2014.

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

The obligation under the plan was approximately $1.3 million and $1.5 million at December 31, 2013 and 2012, respectively, and is included in other liabilities in the consolidated balance sheet. The expense attributable to the plan is included in salaries and other employee benefits and was $0 in 2013, $40,273 in 2012, and $163,413 in 2011.

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

In January of 2007, our Board of Directors passed a resolution, at the request of our regulators, requiring Tower Bank to maintain a minimum tier one leverage ratio of 8.0%. This is 3.0% above the well-capitalized and 4.0% above the minimum capital adequacy ratios set by the Federal Reserve Bank. The resolution was passed due to the rapid growth of the Bank at that time, as the elevated minimum ratio would provide additional capital for the bank to deploy as deemed fit. In January of 2010, our Board of Directors passed a resolution requiring the Bank to maintain a Tier 1 leverage capital ratio of 8.0% and a total risk-based capital ratio of 11.0% and the Company to maintain a Tier 1 leverage capital ratio of 7.0% and a total risk-based capital ratio of 10.5% each to be measured at the end of each quarter. Both of these ratios are well above the minimum capital adequacy ratios set by the Federal Reserve Bank to be considered “well-capitalized” at 5.0% and 10.0% for the Tier 1 leverage capital ratio and the total risk-based capital ratio, respectively. At December 31, 2013, the Bank’s Tier 1 leverage ratio was 11.20% and the total risk-based capital ratio was 15.97%.

As of December 31, 2013, the most recent notification from the Federal Reserve and the IDFI categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Actual and required capital amounts and ratios are presented in the schedule below as of December 31, 2013 and 2012:

2013	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2013
Company	16.40%	15.32%	11.47%
Bank	15.97%	14.88%	11.20%
At December 31, 2013:
Required capital for minimum capital adequacy
Company	$42,082,049	$21,041,025	$28,052,302
Bank	42,016,907	21,008,453	27,913,406
Required capital to be well capitalized
Company	52,602,562	31,561,537	35,065,377
Bank	52,521,134	31,512,680	34,891,758
Actual capital
Company	86,154,001	80,439,061	80,439,061
Bank	83,885,579	78,170,459	78,170,459

2012	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital

Minimum capital adequacy ratio	8.00%	4.00%	4.00%
Percent to be well capitalized	10.00%	6.00%	5.00%
Actual % - December 31, 2012
Company	15.90%	14.65%	11.18%
Bank	15.35%	14.10%	10.80%
At December 31, 2012:
Required capital for minimum capital adequacy
Company	$41,332,764	$20,666,382	$27,077,311
Bank	41,293,430	20,646,715	26,953,607
Required capital to be well capitalized
Company	51,665,955	30,999,573	33,846,638
Bank	51,616,788	30,970,073	33,692,009
Actual capital
Company	82,150,833	75,669,992	75,669,992
Bank	79,254,478	72,779,706	72,779,706

Note 17 – Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012, and 2011. There were no anti-dilutive options outstanding at December 31, 2013. Options for 49,685, and 59,654, shares of common stock were not included in the computation of diluted earnings per share for the years 2012 and 2011, respectively, because they were not dilutive. The Company also had preferred stock which could be converted at the option of the holders into 128,738 shares of common stock at December 31, 2010. All preferred stock has been converted to common stock as of December 31, 2012.

	2013	2012	2011
Basic
Net income available to common shareholders	$8,111,039	$5,744,166	$6,619,536
Weighted average common shares outstanding	4,677,897	4,859,155	4,824,514
Basic earnings per common share	$1.73	$1.18	$1.37

Diluted
Net income available to common shareholders	$8,111,039	$5,744,166	$6,619,536
Weighted average common shares outstanding	4,677,897	4,859,155	4,824,514
Add: dilutive effect of stock option exercises	4,993	-	-
Add: dilutive effect of assumed preferred stock conversion	-	-	28,501
Weighted average common shares and dilutive potential common shares outstanding and preferred stock conversion	4,682,890	4,859,155	4,853,015
Diluted earnings per common share	$1.73	$1.18	$1.36

Note 18 - Parent Company-Only Condensed Financial Statements

Following are condensed parent company financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011:

Condensed Balance Sheets
	2013	2012
Assets
Cash and cash equivalents	$220,329	$1,211,973
Trading securities, at fair value	252,876	-
Securities available-for-sale	920,000	964,333
Accrued interest receivable	6,247	6,333
Investment in Tower Bank	77,957,848	77,773,737
Investment in the Tower Capital Trust 2	248,000	248,000
Investment in the Tower Capital Trust 3	279,000	279,000
Other assets	2,492,964	2,423,812

Total assets	$82,377,264	$82,907,188

Liabilities and Stockholders' Equity
Accued interest payable	$15,402	$15,964
Other liabilities	263,509	141,362
Supplemental Executive Retirement Plan (SERP)	1,320,201	1,476,951
Junior subordinated debt	17,527,000	17,527,000
Stockholders' equity	63,251,152	63,745,911

Total liabilities and stockholders' equity	$82,377,264	$82,907,188

Condensed Statements of Income and Comprehensive Income
	2013	2012	2011
Income
Interest income	$50,000	$4,167	$-
Investment income	64,090	20,974	23,003
Dividends from subsidiaries	3,432,032	5,735,111	-
Gain on sale of available-for-sale securities	114,111	-	-
Total income	3,660,233	5,760,252	23,003
Expense
Interest expense	319,963	451,265	816,852
Employment expenses	266,637	256,559	364,715
Professional fees	809,407	307,056	274,768
Other expense	80,008	78,978	93,119
Total expense	1,476,015	1,093,858	1,549,454
Income (loss) before income taxes benefit and equity in undistributed net income of subsidiaries	2,184,218	4,666,394	(1,526,451)
Income tax benefit	(392,720)	(246,563)	(1,051,660)
Equity in undistributed net income of Tower Bank and Tower Trust	5,534,101	831,209	7,094,327
Net income	$8,111,039	$5,744,166	$6,619,536
Comprehensive income	$2,733,978	$6,025,881	$8,922,893

Condensed Statements of Cash Flows
	2013	2012	2011
Cash flows from operating activities
Net income	$8,111,039	$5,744,166	$6,619,536
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(5,534,101)	(831,209)	(7,094,327)
Net gains on trading securities	(26,538)	-	-
Gain on sale of available-for-sale securities	(114,111)	-	-
Change in accrued interest receivable	86	(6,247)	-
Change in accrued interest payable	(562)	(2,010,568)	816,852
Change in other assets	(185,439)	(187,929)	(1,065,273)
Change in other liabilities	30,740	89,497	46,703
Net cash from (used in) operating activities	2,281,114	2,797,710	(676,509)

Cash flows from investing activities
Proceeds from sale of available-for-sale securities	117,427	-	-
Purchase of available-for-sale securities	-	(902,900)	-
Purchase of trading securities	(96,106)	-	-
Net cash from (used in) investing activities	21,321	(902,900)	-

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit	138,633	-	-
Purchase of common stock	(862,222)	(1,735,110)	-
Cash dividends paid on common stock	(2,570,490)	(2,933,743)	-
Net cash used in financing activities	(3,294,079)	(4,668,853)	-

Net change in cash and cash equivalents	(991,644)	(2,774,043)	(676,509)
	-	-
Cash and cash equivalents, beginning of year	1,211,973	3,986,016	4,662,525
	-	-
Cash and cash equivalents, end of year	$220,329	$1,211,973	$3,986,016

Supplemental disclosures of cash flow information
Non-cash Items:
Transfer of securities from held-to-maturity to available-for-sale	$-	$-	$-
Transfer of trading securities from other assets	130,232	-	-

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

	As of and for the year ended December 31, 2013

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$20,884,797	$61,190	$(269,963)	$-	$20,676,024

Non-interest income	6,515,394	4,480,126	9,144,334	(9,877,587)	10,262,267

Non-interest expense	17,280,797	3,043,524	1,156,052	-	21,480,373

Noncash items
Provision for loan losses	(1,975,000)	-	-	-	(1,975,000)
Depreciation/Amortization	3,724,013	100,988	-	-	3,825,001

Income tax expense (benefit)	3,128,261	586,338	(392,720)	-	3,321,879

Segment Profit/(Loss)	8,966,133	911,454	8,111,039	(9,877,587)	8,111,039

Balance Sheet Information
Segment Assets	691,762,281	7,889,920	85,228,024	(94,326,749)	690,553,476

	As of and for the year ended December 31, 2012

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$22,597,919	$53,383	$(447,098)	$-	$22,204,204

Non-interest income	4,663,817	3,829,124	6,587,293	(6,566,320)	8,513,914

Non-interest expense	17,461,493	2,764,428	642,592	-	20,868,513

Noncash items
Provision for loan losses	2,493,000	-	-	-	2,493,000
Depreciation/Amortization	2,050,149	83,438	-	-	2,133,587

Income tax expense (benefit)	1,592,193	266,809	(246,563)	-	1,612,439

Segment Profit/(Loss)	5,715,050	851,270	5,744,166	(6,566,320)	5,744,166

Balance Sheet Information
Segment Assets	685,871,883	7,754,091	85,757,948	(95,410,841)	683,973,081

	As of and for the year ended December 31, 2011

	Bank	Wealth Management	Corporate & Intercompany	Eliminations	Total
Income Statement Information
Net interest income (expense)	$23,521,464	$50,182	$(816,852)	$-	$22,754,794

Non-interest income	4,504,688	3,623,460	7,117,330	(7,094,327)	8,151,151

Non-interest expense	18,207,238	2,678,600	732,602	-	21,618,440

Noncash items
Provision for loan losses	4,220,000	-	-	-	4,220,000
Depreciation/Amortization	1,792,422	50,521	-	-	1,842,943

Income tax expense (benefit)	(1,144,718)	644,347	(1,051,660)	-	(1,552,031)

Segment Profit/(Loss)	6,743,632	350,695	6,619,536	(7,094,327)	6,619,536

Balance Sheet Information
Segment Assets	704,125,313	7,003,980	86,321,990	(96,770,027)	700,681,256

Note 20 - Quarterly Financial Data (Unaudited)

2013	Interest Income	Net Interest Income	Net Income	Earnings per share Basic	Diluted
First quarter	$5,804,771	$5,085,530	$2,000,468	$0.43	$0.43
Second quarter	5,931,793	5,204,810	1,598,532	0.34	0.34
Third quarter	5,825,234	5,147,464	2,084,092	0.45	0.45
Fourth quarter	5,913,282	5,238,220	2,427,947	0.52	0.52
Total	$23,475,080	$20,676,024	$8,111,039

2012
First quarter	$6,650,954	$5,412,175	$1,087,980	$0.22	$0.22
Second quarter	6,622,642	5,705,895	1,364,734	0.28	0.28
Third quarter	6,459,961	5,614,604	1,562,636	0.32	0.32
Fourth quarter	6,240,658	5,471,530	1,728,816	0.36	0.36
Total	$25,974,215	$22,204,204	$5,744,166

Note: Earnings per share data may not agree to annual amounts due to rounding.

Note 21 – Acquisition

In a press release dated September 10, 2013, Old National Bancorp announced its intent to acquire the Company in a cash and stock transaction. Under the terms of the merger agreement, which was approved by the boards of both companies, Company shareholders will receive $6.75 in cash and 1.20 shares of Old National Bancorp common stock for each share of Company common stock held by them. As provided in the merger agreement, consummation of the Merger is subject to various conditions, including (i) receipt of the requisite approval by Tower’s shareholders, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing, (iv) effectiveness of the registration statement to be filed by Old National with the Securities and Exchange Commission (the “SEC”) with respect to the shares of Old National’s common stock to be issued to Tower’s shareholders in connection with the Merger, (v) Tower’s Delinquent Loans (as defined in the Merger Agreement) must not exceed $24.0 million as of the tenth day prior to the effective time of the Merger, and (vi) the Tower Consolidated Shareholders’ Equity as of the end of the last day of the month prior to the effective time of the Merger, after certain adjustments prescribed by the Merger Agreement have been made, must not be less than $57,117,844. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects. The transaction is expected to close in the first quarter of 2014, subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions provided in the merger agreement. As of December 31, 2013, Tower was in compliance with the closing conditions set forth in the merger agreement.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Tower Financial Corporation

Fort Wayne, Indiana

We have audited the accompanying consolidated balance sheets of Tower Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Financial Corporation as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tower Financial Corporation

Fort Wayne, Indiana

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows of Tower Financial Corporation for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tower Financial Corporation for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana

March 19, 2012

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.     CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A can be found below on page 94 of this Form 10-K under the heading "Management's Annual Report on Internal Control over Financial Reporting."

March 31, 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

/s/ Michael D. Cahill	/s/ Richard R. Sawyer
Michael D. Cahill	Richard R. Sawyer
President and Principal Executive Officer	Vice President and Principal Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

NONE.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Governance of the Company

Corporate Governance Policy

Our business affairs are managed under the direction of our Board of Directors in accordance with the Indiana Business Corporation Law and our Articles of Incorporation and Bylaws. The role of our Board of Directors is to effectively govern the affairs of our Company for the benefit of our shareholders. Our Board of Directors strives to ensure the success and continuity of our Company and its mission through the election and appointment of qualified management. It is also responsible for ensuring that Tower Financial Corporation’s activities are conducted in a responsible and ethical manner. We are committed to maintaining sound corporate governance principles.

We operate under corporate governance principles and practices that are reflected in written Corporate Governance Guidelines and in a written Charter for our Nominating and Corporate Governance Committee, both of which are available on our website at www.towerbank.net. These include the following principles:

●

A majority of our directors and all of the members of our Audit, Compensation and Nominating and Corporate Governance Committees are required to meet the independence requirements of the Marketplace Rules of the NASDAQ Stock Market.

●	Our Board of Directors and each of its committees has the authority to engage independent legal, financial or other advisors as they deem necessary, at our expense.

●	Non-employee directors meet in executive session at least once per year.

●	Our Board of Directors and committees conduct an annual self-evaluation.

●	Our Board of Directors reviews succession planning at least annually.

●	Our directors have free access to our officers and employees.

●

Our independent directors utilize input from the Nominating and Corporate Governance Committee, Audit Committee, and the Compensation Committee to conduct an annual review of our Chief Executive Officer’s (“CEO”) performance.

Nominating and Corporate Governance Committee

During 2013, the members of the Nominating and Corporate Governance Committee (“Governance Committee”) were Kathryn D. Callen, Robert N. Taylor, and Irene A. Walters, who serves as the Chair of this committee. Each of the members is “independent,” as such term is defined by the Marketplace Rules of the NASDAQ Stock Market. The Governance Committee is responsible for:

●	making recommendations concerning the organization, size and composition of our Board of Directors and its three standing committees;

●

identifying individuals qualified to become or to continue to serve as members and committee members, consistent with criteria approved by the Board of Directors and reflected in the Governance Committee’s Charter;

●	recommending the persons to be nominated by the Board of Directors for election as directors at the Annual Meeting of Shareholders or for appointment to fill vacancies;

●	recommending appointments to and the Chairs of the three standing committees;

●	developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and its members.

●	The Governance Committee is also responsible for oversight of the Board of Directors annual review of succession planning with respect to senior executives.

●	The Governance Committee also drafts, administers and oversees a Code of Conduct for the Company’s directors and senior officers, as well as our Company’s Code of Ethics.

Our Board of Directors has adopted a written charter for the Governance Committee, which is available on our website at www.towerbank.net and is periodically reviewed by the Governance Committee. The Governance Committee identifies potential nominees for membership on the Board of Directors, taking into account such factors, as education, areas of expertise or specific skills, general business acumen, the nominee’s ability to represent shareholders without a conflict of interest, the nominee’s ability to work in and promote a productive environment, an established record of personal achievement and independent thought, and geographic, occupational, gender, race and age diversity. All such nominees and all incumbent nominees are then evaluated on the basis of these criteria, as well as their willingness to devote sufficient time to carrying out his or her duties and responsibilities to the Board of Directors and its committees. Generally, the members of the Governance Committee will first consider current members for re-nomination, to the extent that these individuals, through prior performance, have demonstrated that they meet the applicable criteria and have developed a valuable in-depth knowledge of the Company, its history, its strengths and weaknesses, and its goals and objectives.

The Governance Committee held four meetings during 2013, Mrs. Walters and Mrs. Callen were in attendance for all four meetings, while Mr. Taylor was in attendance for one meeting and absent for three meetings.

The Governance Committee encourages diversity in reviewing and recommending nominees for Director positions.  To accomplish this goal, the Governance Committee reviews background information on each proposed nominee, as well as the proposed nominee's accomplishments, experience, skills, business acumen and financial literacy.  The Governance Committee additionally considers integrity, independence from management, informed judgment and practical wisdom, collegiality, a commitment to represent the long term interests of our company and its shareholders without a conflict of interest, a willingness to devote the necessary time and attention to our company's business and the needs of the Board, and the nominee's ability to work in and help maintain a productive environment. Generally, the members of the Governance Committee first consider current Board members for re-nomination to the extent they have determined that these persons, through their prior performance, have demonstrated that they meet the applicable criteria and have developed a valuable in-depth knowledge of the Company, its history, its strengths and weaknesses, and its goals and objectives. In the case of a proposed nominee recommended by a shareholder, the Governance Committee may take into account the number of shares held by the recommending shareholder and the length of time that such shares have been held.

In addition to its Governance Committee, we have two other standing committees, an Audit Committee and a Compensation Committee. Each of these committees has a charter that has been approved by our Board of Directors. Each committee must review the appropriateness of its charter and perform a self-evaluation at least annually.

The Company’s Board and Leadership Structure

The Board has chosen to separate the roles of Chairman and Chief Executive Officer.  Keith Busse was elected to serve as Chairman at the December 17, 2009 meeting of the Board of Directors.  Michael Cahill was appointed as our Chief Executive Officer on July 24, 2008.  The decision to separate the positions of Chairman and CEO rests on the belief that it is the CEO’s responsibility to lead the Company and the chairman’s responsibility to lead the Board.  Mr. Busse and Mr. Cahill have a strong working relationship that has allowed each to focus on his respective responsibilities and complement each other’s work.  We understand that different Board and Company leadership structures may be appropriate in different circumstances, although we believe that our current leadership structure is the optimal one for our company at this time.

Audit Committee

The members of our Audit Committee are Keith E. Busse, Kathryn D. Callen, Jerome F. Henry, Jr., and William G. Niezer, who is the chairman of the Audit committee. Our Board of Directors and our Audit Committee believe that each current member is “financially literate,” in that each of them has financial management expertise as required by law. Our Board of Directors and our Audit Committee, have designated Keith E. Busse as the “audit committee financial expert.” All Audit Committee members are “independent” as that term is defined by NASDAQ Stock Market rules and Section 10A(m)(3) of the Securities Exchange Act of 1934. None of the members of the Audit Committee serves on the Audit Committees of more than two other public companies.

The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight regarding the integrity of Tower Financial Corporation’s financial and accounting functions and systems of internal controls. Management has the primary responsibility for our accounting and financial reporting processes, the establishment and effectiveness of internal controls and the preparation and integrity of our consolidated financial statements. BKD, LLP (”BKD”), our independent auditor, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as well as issuing opinions on whether those financial statements are presented fairly in conformity with accounting principles generally accepted in the United States. The Audit Committee oversees our financial reporting process on behalf of the Board, reviews our financial disclosures, and meets privately, outside the presence of management, with our independent auditors to discuss our internal accounting control policies and procedures.

In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management and with BKD, the audited financial statements and recommended to the Board of Directors (and the Board of Directors approved) the inclusion of the audited consolidated financial statements in our 2013 Annual Report on Form 10-K, for filing with the Securities and Exchange Commission, as well as the quarterly financial statements included in the Company’s Forms 10-Q during 2012, including the specific disclosures in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.” These discussions also addressed the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Audit Committee has discussed with the Company’s independent auditors, BKD, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Accounting Oversight Board in Rule 3200T, the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has also received and reviewed the written disclosures and the letter from Crowe required by applicable requirements of the Public Accounting Oversight Board regarding BKD communications with the Audit Committee concerning independence, and has discussed with BKD their independence.

The Audit Committee has also considered whether the provision of services by BKD not related to the audit of the financial statements referred to above, is compatible with maintaining BKD’s independence.

The Audit Committee also selects and appoints our independent auditors, reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, and reviews and approves the independent auditors’ fees. During the third quarter of 2011, at the direction of the Audit Committee of the Board of Directors, management of Tower Financial Corporation (“Company”) conducted a review of several independent registered public accounting firms regarding the audit of the Company’s financial statements for the year ending December 31, 2012. On December 6, 2011, based upon the recommendation of the Audit Committee and management, the Company’s Board of Directors authorized management to replace the Company’s current outside auditors, Crowe Horwath, LLP (“Crowe”), with BKD beginning with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012. The Audit Committee approved the selection and engaged the services of BKD as our independent auditors for the Company’s fiscal year ending December 31, 2013.

The Audit Committee met five times during 2013. Mrs. Callen and Mr. Henry were in attendance for all the meetings, Mr. Busse was in attendance for four (80%) of the meetings, and Mr. Neizer was in attendance for three (67%) of the meetings. The responsibilities of our Audit Committee and its activities during 2013 are described in the Report of the Audit Committee set forth beginning at page 46 of this Proxy Statement.

Our Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on our website at www.towerbank.net.

Compensation Committee

The members of the Compensation Committee are Debra A. Niezer, Ronald. W. Turpin, and Robert N. Taylor, who is the chairman of the Compensation Committee. Our Board of Directors has determined that each of the Compensation Committee members is “independent,” as such term is defined by the NASDAQ Stock Market rules. The Compensation Committee evaluates and approves the compensation of our CEO & President, CFO, and other executive officers. The Compensation Committee also makes recommendations to our Board of Directors regarding the salaries and bonuses of our executive officers and the compensation for the members of our Board of Directors. The Compensation Committee also oversees the evaluation of management by the Board of Directors. The Compensation Committee administers our 1998 Stock Option Plan, our 2001 Stock Option Plan and our 2006 Equity Incentive Plan.

Our Board of Directors has adopted a written charter for the Compensation Committee, which it reviews and revises from time to time. A copy of the charter is available on our website at www.towerbank.net. In addition, the Compensation Committee reviews our Compensation Discussion and Analysis and determines whether it should be included in our Annual Report on Form 10-K or, alternatively, included in this Proxy Statement and incorporated by reference from this Proxy Statement into our Annual Report on Form 10-K. The Compensation Committee’s report is set forth beginning on page 103.

During 2013, the Compensation Committee held four committee meetings, and all members of the Compensation Committee were in attendance for those meetings. Neither the CEO nor any of our executive officers were present during Compensation Committee deliberations regarding their respective salaries or benefits.

Compensation Committee Interlocks and Insider Participation

No officer or employee or former officer of the Company or any of its subsidiaries served as a member of the Compensation Committee during 2013. Moreover, during 2013 (a) no executive officer of the Company served on the compensation committee of another entity, one of whose executive officers served on our Compensation Committee, and (b) no executive officer of the Company served as a director of another entity, one of whose executive officers served on our Compensation Committee.

INFORMATION CONCERNING EXPERIENCE, QUALIFICATIONS,
ATTRIBUTES AND SKILLS OF OUR CONTINUING DIRECTORS

Class III Directors – Term to Expire in 2014

Keith E. Busse	Director Since: 1998
Age: 72

Mr. Busse is a director, and since January 1, 2012 chairman of the board of directors for Steel Dynamics, Inc., a publicly held steel manufacturing and metallics resources company, which he co-founded in 1993. Until December 31, 2011, at which time he retired, Mr. Busse was also Steel Dynamic’s chief executive officer. Mr. Busse is also a director of Accuride Corporation, a large publicly held manufacturer and supplier of commercial vehicle wheels and components, where he also serves on its audit and compensation Committees. Prior to 1993, for a period of twenty-one years, Mr. Busse worked for Nucor Corporation in various capacities, including general manager of its Vulcraft subsidiary in St. Joe, Indiana. In 1986, Mr. Busse was appointed by Nucor to head the construction and be the general manager of the world’s first flat rolled steel mini-mill utilizing thin slab casting steel technology. Mr. Busse holds a degree in accounting from International Business College; a degree in business finance from St. Francis College (now the University of St. Francis); and he holds a degree in business administration from Indiana University. Mr. Busse was named Steelmaker of the Year in 2005 by the Association of Iron and Steel Technology and was named by Business Week Magazine as one of the Top 10 entrepreneurs in the United States. As the Chairman of our Board of Directors, Mr. Busse brings a rare combination of skills, training and experience in financial analysis, leadership, innovation, entrepreneurship and successful business enterprise.

Michael D. Cahill (non independent director)	Director Since: 2007
Age: 53

Mr. Cahill has been the Chief Executive Officer of our Company and of our subsidiary, Tower Bank & Trust, since July 2008.  He has also served as an Executive Vice President of our Company since November 2004 and as the President of our subsidiary since October 2006.  Prior to his term as CEO, Mr. Cahill served as our Chief Operating Officer for two years, starting in October 2006 and was our Chief Financial Officer from June 2004 to April 2007.  From 2001 until joining the Bank, Mr. Cahill served as chief financial and privacy officer for Physicians Health Plan of Northern Indiana.  Prior to 2001, he served as chief financial and operating officer for CB Richard Ellis/Sturges, a large real estate brokerage, leasing, development, management, and appraisal firm.  Mr. Cahill holds a degree in accounting from the University of Notre Dame and is a licensed certified public accountant.  Mr. Cahill’s financial skills and background, business experience, analytical and comprehensive planning methodology and his demonstrated executive leadership qualities make his presence on our Board of Directors, and as a management director, invaluable.

Kim T. Stacey	Director Since: 2011
Age: 71

Mr. Stacey currently serves as chairman of the board of Tower Trust Company, a wholly owned subsidiary of the Bank. He was employed as the Vice President/Director of Development, Charitable Endowments & Foundations for Tower Trust Company before retiring in 2006. Prior to joining Tower Trust Company, he served as the President of American National Trust (d/b/a Old National Trust Company) from 2000 to 2003, Executive Vice President of Trust for Fort Wayne National Bank from 1986 to 1998 and Trust Officer/Group Manager for The Central Trust Company, Cincinnati, Ohio from 1969 to 1986 post graduation and military service. Mr. Stacey has been and continues to be involved in numerous not-for-profit organizations within the Fort Wayne community serving both as a board member and volunteer. He brings to our Board of Directors a wealth of experience in all aspects of fiduciary administration as well as management, human resource selection, administration and evaluation. Mr. Stacey holds a degree in business administration from the University of Cincinnati and a Juris Doctorate degree from Northern Kentucky State University.

Irene A. Walters	Director Since: 1998
Age: 72

Since 1995, Ms. Walters has been the executive director of University Relations and Communications at Indiana University-Purdue University Fort Wayne. Prior to that, from 1987-1995, she was employed by the City of Fort Wayne as executive director of the City’s 1994 Bicentennial Celebration Council, with overall responsibility to plan, coordinate and execute the dozens of city-wide events and projects related to that event. From 1997-2000, Ms. Walters was also appointed as co-chair of Fort Wayne’s Millennium Celebration programs and events, and, during 1997-1998 also led Fort Wayne’s successful efforts to be named an All-America City (1998) by the National Civic League. As a community volunteer, she has been president of, has led annual operating or capital fund drives for, or has chaired more than a dozen local not-for-profit organizations, including United Way of Allen County, American Cancer Society, Downtown Fort Wayne Rotary, YWCA, Invent Tomorrow (Comprehensive Community Visioning) and Francine’s Friends (Cancer Screening), and has served on the boards of dozens of other agencies or groups, such as the Fort Wayne Redevelopment Authority, the Fort Wayne and Allen County Convention and Visitor’s Bureau (Visit Fort Wayne), Friends of the Rivers, Leadership Fort Wayne, the Civic Theater, and Artlink. Ms. Walters’ broad community involvement, in multiple leadership capacities, brings to our Board of Directors a comprehensive link to and understanding of the community which we serve. Ms. Walters attended the University of Michigan for three years and then transferred to Boston University, where she received her bachelor of arts degree in 1964.

Class II Directors – Term to Expire in 2015

Kathryn D. Callen	Director Since: 2001
Age: 60

Mrs. Callen holds a bachelor’s degree in finance from Indiana University and a master’s degree in business from Miami University. From 1987 through 1992 (when it was sold to the predecessor of Chase Bank), Ms. Callen served on the board of directors of Summcorp, a multi-bank holding company. While with Summcorp, she also served as president and as financial and operations principal of its Summcorp Financial Services brokerage subsidiary. Ms. Callen also has had extensive prior experience in the fields of trust operations and credit analysis. She was a mayoral appointee from 1989-1991 to the board of directors of the Fort Wayne Public Transportation Corporation, serving as its board chair from 1990-1991, and also served on the board of the Fort Wayne Parks and Recreation Department from 2000-2004. She is currently a member of the board of trustees at the University of Saint Francis (Finance Committee), a position she has held since 2001 and, since 2003, has been a trustee of the Canterbury School in Fort Wayne, Indiana. Since 2006, she has also been a member of the board of the Community Foundation of Greater Fort Wayne. Ms. Callen’s service on Tower’s Board and on its Audit Committee brings to these bodies seasoned and professionally trained skills and experience in all aspects of banking and trust operations, as well as financial analysis and experience in operating within a regulated environment.

Jerome F. Henry, Jr.	Director Since: 1999
Age: 64

Mr. Henry is an entrepreneur who has ownership interests in numerous business enterprises, including start-ups and recent turnarounds. Since 1970, Mr. Henry has been the owner and president of Midwest Pipe & Steel, Inc., a company specializing in steel sales and service, industrial scrap and steel brokerage. Mr. Henry is also president of Paragon Tube Corporation, a manufacturer of steel tubing. Both companies are headquartered in Fort Wayne, Indiana. Regionally, Mr. Henry has an ownership interest in Paragon Steel Trading in Butler, Indiana; Wayne Metals in Markle, Indiana; Creative Coatings in Kendallville, Indiana; G&S Metals in Wabash, Indiana; and Adventure Homes in Garrett, Indiana. He also serves as president of Hartzell Realty Corporation. Mr. Henry owns a considerable amount of commercial real estate in and around northeast Indiana. Mr. Henry has strong roots in the Fort Wayne business community and has valuable experience assessing the business climate and trends within Tower’s market area. He actively participates in many local business groups, serves on several local non-profit boards of directors, and provides our Company with valuable insight with respect to the banking needs of small businesses.

Debra A. Niezer	Director Since: 1998
Age: 60

Mrs. Niezer has been the chief operating officer and treasurer of AALCO Distributing Company, a beer distributor in Fort Wayne, Indiana, since January 2002. Prior to that time, beginning in April 1995, Ms. Niezer was vice president and assistant treasurer of AALCO. Ms. Niezer attended St. Mary of the Woods College and Indiana University. From 1989 to 1995, Ms. Niezer was a vice president of NBD Bancorp (a predecessor of Chase Bank), with responsibility for managing the employee benefits department of the Trust division. Prior to joining NBD, she managed a small trust department for First National Bank of LaPorte (now part of PNC Bank). She brings an entrepreneur’s managerial insight to our Board, in its efforts to better serve the banking needs of Tower’s predominately small business clientele, and brings valuable experience regarding compensation and benefits policy and planning to her service on our Compensation Committee. Ms. Niezer is a professional leader who cares deeply for Fort Wayne and has served as a Trustee for the University of St. Francis since 2002 and a YMCA Metro board member since 2003.

Class I Directors – terms expiring in 2016

Scott A. Glaze	Director Since: 2008
Age: 57

Mr. Glaze has been employed, for more than twenty-five years, in various management capacities, at Fort Wayne Metals Research Products Corporation, the world's leading manufacturer of specialty wire for the medical device industry and is currently the chairman and chief executive officer. Mr. Glaze has broad experience, as an entrepreneur, in organizing and managing various businesses, from commercial real estate to a successful local Irish pub. He is a director of the Indiana Chamber of Commerce, the Fort Wayne-Allen County Economic Development Alliance and the Northeast Indiana Corporate Council. He brings to the Board of Directors the experience of a seasoned and successful entrepreneur, as well as a keen understanding of the financial needs of small businesses. Mr. Glaze holds a degree in business from Indiana Purdue University Fort Wayne.

William G. Niezer	Director Since: 1998
Age: 64

Mr. Niezer is managing director of the Fort Wayne operations of Wells Fargo Insurance Services, where has served since 2001. Prior to that, he served as managing director of Acordia of Indiana, LLC, a privately held insurance brokerage which was acquired by Wells Fargo. He currently serves as Trustee of the University of St. Francis and a board member of the St. Joseph Community Health Foundation. He comes to our Board of Directors, and our Audit Committee, with an extensive background and skill in financial analysis, organizational structure, risk assessment and enterprise risk management. Mr. Niezer holds a degree in business from the University of Notre Dame.

Robert N. Taylor	Director Since: 2008
Age: 61

Since 2002, Mr. Taylor has been president and chief executive officer of Do It Best Corp., headquartered in Fort Wayne, Indiana. Do It Best Corp. is a world class, full-line, full-service, member-owned distributor of hardware, lumber and building materials in the home improvement industry, with sales of some $2.5 billion, with more than 4,000 member owners in the United States and 47 countries. In 2010, Mr. Taylor was elected chairman of the board of directors of the National Association of Wholesalers-Distributors, an industry trade group. He was also elected this year as chairman of the Northeast Indiana Regional Marketing Partnership, a regional economic development organization. Mr. Taylor also serves as a director and finance & investment committee chair for the Foellinger Foundation. Mr. Taylor brings a wealth of experience and success in executive leadership and organizational management to our Board of Directors, as well as financial expertise and oversight.

Ronald W. Turpin	Director Since: 2011
Age: 44

Mr. Turpin is vice president, head of finance-retail sales for Lincoln Financial Group. He has served in various capacities at Lincoln Financial since 2000 and has been in his current position since 2007. Prior to joining Lincoln Financial Group, Mr. Turpin served as a senior associate – tax & legal services for PricewaterhouseCoopers, LLP. Mr. Turpin serves on numerous boards including the Greater Fort Wayne Chamber of Commerce and serving as board chair for the United Way of Allen County and Leadership Fort Wayne. Mr. Turpin brings both a legal and financial background to our Board of Directors, and his position as lead financial person for the broker/dealer side of the Lincoln Financial Group will provide additional knowledge and experience to our Board of Directors by providing guidance to the brokerage unit of the Trust subsidiary. Mr. Turpin holds a degree in pre-law from Indiana State University and a Juris Doctorate degree from Indiana University. He is a licensed certified public accountant.

Debra Niezer is the sister-in-law of William Niezer. There are no other family relationships among the directors and executive officers of the Company.

INFORMATION CONCERNING EXPERIENCE, QUALIFICATIONS,
ATTRIBUTES AND SKILLS OF OUR NAMED EXECUTIVE OFFICERS

Wendell L. Bontrager	Age: 45

Mr. Bontrager has been an Executive Vice President of Tower Financial Corporation since May 2011. He started with the Company in March 1999 as Vice President, Corporate Services, has been promoted to different positions within the bank. He has held the title of Executive Vice President, Chief Lending Officer of the bank since September 2009. Mr. Bontrager has almost 20 years of experience in the financial industry

Tina M. Farrington	Age: 46

Mrs. Farrington has been the Chief Operating Officer and Executive Vice President of Tower Bank & Trust Company since December 2009. Prior to her promotion, she served as the Senior Vice President of E-commerce and Marketing from April 2008 until December 2009. Mrs. Farrington joined Tower Bank & Trust in September 2006 as a Vice President, Private Banking. Mrs. Farrington has 17 years of experience in the financial industry.

Richard R. Sawyer	Age: 49

Mr. Sawyer has been the Chief Financial Officer and Secretary of the Company since April 2007. He served as Controller for the Company and its subsidiaries from October 2004 to April 2007. Mr. Sawyer has more than 20 years of experience in financial related activities.

Gary D. Shearer	Age: 49

Mr. Shearer has been an Executive Vice President of the Company and the President of Tower Trust Company, a wholly-owned subsidiary of Tower Bank since January 2006. From January 2001 to December 2005 he served as the Senior Vice President and Trust Officer of the Bank. From August 1999 to December 2000 he served as Vice President and Trust Officer of the Bank

James E. Underwood	Age: 52

Mr. Underwood has been the Chief Risk Officer and Executive Vice President of Tower Bank & Trust Company since February 2013. He has been an Executive Vice President of Tower Bank & Trust since October 2011. Since January 2007 he has overseen the Risk Management areas of the Bank and Company. Mr. Underwood began his employment with Tower Bank & Trust at its inception in January 1999 and has served in numerous capacities during his tenure.

ITEM 11.         EXECUTIVE COMPENSATION.

Compensation Committee Report

Tower Financial Corporation’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management and, based on such review and discussion, has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in the Proxy Statement and, as incorporated by reference, in our Annual Report on Form 10-K.

The Compensation Committee

Robert N. Taylor, Chair

Debra A. Niezer

Ronald W. Turpin

Date: March 19, 2014

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis may contain statements regarding future individual and company performance targets or goals. We have disclosed these targets or goals in the limited context of Tower Financial Corporation’s compensation programs; and, therefore, you should not take these statements to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply any such statements to other contexts.

Introduction

The following Compensation Discussion and Analysis (CD&A), addresses our philosophy, principles, and analysis underlying the compensation decision-making process for our executive officers named in the Summary Compensation table. In addition, this CD&A provides perspective to the data presented in the tables that follow.

The Compensation Committee has responsibility for establishing, implementing and continually monitoring our compensation plans, arrangements and programs, as well as ensuring that they adhere to our compensation principles and philosophy. The Compensation Committee annually or more frequently evaluates and establishes the compensation of our CEO, our Chief Financial Officer (“CFO”), and the Named Executive Officers included in the Summary Compensation table, as well as certain other senior officers and, for risk assessment purposes, all employees involved in bank lending activities. The Compensation Committee reviews and approves annual compensation, annual incentive opportunity levels, long-term incentive opportunity levels, any special or supplemental benefits for Named Executive Officers, as well as certain other senior officers, and grants and awards under our compensation plans. The Committee also reviews and approves incentive compensation plans in general and equity-based plans in particular for Named Executive Officers and certain other senior officers, as well as for directors, and recommends such plans to the Board of Directors for ultimate approval.

The following CD&A addresses:

●	our “Compensation Principles and Philosophy,” beginning on page 104;

●	each component of our compensation program, set forth in the section entitled “Primary Components of Our Compensation Program,” beginning on page 106;

●	an analysis of why we selected each component, including base salaries, short-term incentives and long-term incentives;

●

how we determine base compensation levels, including how we assess the competitiveness of our compensation (see “Use of Outside Consultants: Benchmarking” beginning on page 105); and amounts and formulas for pay (also described with each element of compensation, including base salaries, short-term incentives and long-term incentives); and

●	why and how we establish the underlying bases for the possibility of earning any incentive compensation, as well as the bases for individual incentive awards.

Administration of our Compensation Program

The Compensation Committee

Our Compensation Committee is comprised of three members, Robert N. Taylor, who served as Chair, Ronald W. Turpin, and Debra A. Niezer and throughout the CD&A section will be referred to as the “Committee”. Each member meets the “independence” requirements of the rule of NASDAQ Global Market, is a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and is an “Outside Director,” as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Committee operates under a written charter adopted by the Board of Directors, which is available online at www.towerbank.net under the link “Investor Relations, Corporate Overview, Committee Charters.”

Role of our Executive Officers in Compensation Decisions

The Committee approves, or in some cases, recommends for the approval to our Board of Directors, all aspects of executive compensation. In making its determinations, the Committee seeks input and recommendations from Michael D. Cahill, our CEO, regarding such elements as annual base salary, annual incentive opportunity, long-term incentives, grants and awards of incentive compensation, and any special or supplemental benefits for senior and executive management. Furthermore, the Committee may seek certain information and compensation recommendations directly from our Chairman, from our CFO, from the President of our Trust subsidiary, and from our Human Resources Department regarding executives on their respective staffs or regarding the Named Executive Officers. The Committee may or may not accept the CEO’s or the other officers’ recommendations. Neither the CEO, nor any of the Named Executive Officers are involved in the Committee’s deliberations and decision-making process regarding their respective salaries and benefits. For 2013, the Committee agreed with the recommendations brought forth by the CEO for the Named Executive Officers.

Our CEO also provides a self-assessment of his performance to the Committee for review at the end of each year, as well as other executive officer performance summaries and recommendations. Our CEO, our CFO and our Human Resources Department also from time to time, develop proposals relating to potential changes in compensation programs, for review and action by the Committee. Our CEO and Director of Human Resources provide the Committee with data necessary to evaluate and implement compensation proposals and programs, and, as necessary, works with outside consultants to provide data and information related to the Committee’s needs and objectives.

Our Compensation Principles and Philosophy

We believe that we are best able to attract and retain qualified executive officers within our regional competitive financial services industry by having a compensation system that is both competitive in the financial services marketplace, when compared to our peer companies, and also internally equitable based upon factors such as Company performance, individual performance, responsibility levels and prior experience.

The main principles of our compensation philosophy include the following:

●	total compensation opportunity should be reasonably comparable to the marketplace for smaller regional banks when our performance achieves or exceeds targeted results;

●

a portion of total direct compensation should consist of variable compensation, grounded, however, in bottom-line profitability and allocated on a pay-for-performance approach that is capable of objective measurement; and

●	additional, discretionary compensation may occasionally be earned as a result of a more subjective assessment of an executive’s special contribution.

The objectives of our executive compensation program are to:

●	attract, motivate and retain experienced executive officers;

●	enhance individual performance through incentives that are grounded in overall Company profitability and are not measured by the attainment of goals that are unrelated to profitable business activity;

●	align an executive’s incentives, to the extent practicable, with the business unit and Company areas most directly impacted by that executive’s leadership and performance;

●	disconnect risk-taking from compensation;

●	increase shareholder value; and

●	improve our overall performance.

We strive to meet these objectives, while attempting to maintain market-competitive pay levels, being careful to make efficient use of our shares as a component of incentive compensation, when appropriate, and ensuring that we have predictable expense recognition.

Benchmarking

Our current compensation programs are based on the establishment of compensation that aspires to be competitive with the level of compensation paid to peers, not only to attract quality executive talent but also to reduce the likelihood that we lose executive talent – and in turn, actual banking and trust business – to other financial institutions. In making compensation decisions, we review the following factors:

●	Comparison of base salary and total compensation against a similarly positioned and situated peer group

●	Comparison of base salary and total compensation against positions with similar responsibilities within the Company

●	Comparison with base salary and total compensation information obtained in the recruiting and discussion process with current and potential employees

●	Review the ability to replace key staff positions in our market for existing duties along with the relative importance of the role at the Company

The Committee has the authority to hire a compensation consultant and other advisors throughout the year for advice on executive compensation and it has direct access to the consultant for issues that may be related to executive compensation and benefits. In addition to compensation consultants, the Committee has access to outside legal counsel or other experts as needed.

We currently use a peer group of fourteen (14) publicly traded banks located primarily in the Midwest. The peer group was established in the fall of 2012 after a study conducted on behalf of the Committee by the Vice President of Human Resources and our Chief Financial Officer. We compiled a list of all 240 banks within the United States with assets between $400 million and $1 billion. From this list, we then eliminated all banks located in California, Florida, the Northeast region, or headquartered in a large metropolitan area. After eliminating these banks, the list was reduced to 51. From this list of 51 banks, the Committee selected our peer group based on location, asset size, per capital income, and business type. Indiana banks were reviewed first. In addition to Tower, there are eleven public banks headquartered in Indiana and nine of those banks have assets greater than $1.5 billion and are therefore not included in our peer group. The two remaining banks, Community Bank Shares of Indiana and Ameriana Bancorp, are included in our current peer group. The search was expanded to seek banks that were headquartered in cities of similar size and per capita income as Fort Wayne. The Committee selected the fourteen banks listed below as those which are most comparable to Tower and proceeded to gather compensation information from the peers SEC filings.

The following is our current list of peer banks:

Company	Ticker	Company	Ticker
LCNB Corp.	LCNB	Community Bank Shares of IN	CBIN
Ohio Valley Banc Corp	OVBC	Camco Financial Corp	CAFI
NB&T Financial Group	NBTF	Norwood Financial Corp	NWFL
Carolina Bank Holdings, Inc	CLBH	Landmark Bancorp Inc	LARK
Guaranty Federal Bancshares Inc	GFED	Rurban Financial Corp	RBFN
First Community Corp	FCCO	United Bancshares Inc	UBOH
Mackinac Financial Corp	MFNC	Ameriana Bancorp	ASBI

Both the Committee and the Board of Directors believe that being cognizant of peer group salary benchmarks are useful starting points from which to assess the adequacy of each component of our compensation program. This data, combined with the Committee’s exercise of its own independent judgment, both as to base incentives and overall compensation, enables us to establish compensation that is at the very least marginally competitive with the level of compensation paid to peer companies.

Primary Components of our Compensation Program

The principal components of our compensation program can include one or more of the following components:

●	Base Salary

●	Performance-Based Cash Incentive Compensation

●	Equity Incentive Compensation

●	Deferred Compensation and other Benefits

●	Long Term Incentives

Base Salary

Our base salary is designed to provide reasonably competitive levels of compensation to our executives, based upon their experience, duties and scope of responsibility. We view base salaries as providing an essential level of compensation that is necessary to recruit and retain qualified executives and because it enables the Committee to employ annual base salary adjustments to reflect an individual’s performance or changed responsibilities. We aim for both base salary and total compensation for our executive and senior officers to be at or near the 50th percentile level of total compensation adjusted as described below. In the past, variable pay had not been a large component of our executive compensation program, however our Committee believes that variable incentive pay should be based upon our Company’s profitability. Therefore in 2010 we added a new component to our compensation package that is based substantially on our profitability.

Long term incentives had not been a significant part of our compensation package however in 2010 a long term incentive program was put in place that offered a mix of equity and cash-based incentive compensation. In 2011 the financial performance of the Company was such that it provided significant profit sharing compensation, as well as hitting the triggers associates with the long term incentive program (further described on page 115). Details of the programs are discussed in the following paragraphs and on page 116 in the Equity Incentive Compensation section.

We target individual base salaries to reflect competitive levels of salary in our marketplace, while aiming for total compensation for our named executive officers to begin at the 50th percentile level with appropriate upward or downward adjustments made to reflect experience level, expertise, and complexity of the role, and of course, individual performance.

Within these guidelines, we annually consider and re-assess the individual’s position, responsibility and duty, as well as experience, qualifications, past performance, time in the position, and future potential are considered as part of the Committee’s performance review process. Adjustments to salary levels are based on the Committee’s assessment of these criteria through review of the following data:

●	market studies provided by the Indiana Bankers Association, by Pohl Consulting and Training, Inc. for our Trust Company, or by others;

●	proxy data we gather from peer banks, as described above;

●	summaries of each executive’s total compensation; and

●	Individual performance reviews prepared annually by management and further reviewed by the Committee.

In November 2013 the Compensation Committee reviewed base salary increases for 2014 (effective January 27, 2014) and determined that adjustments were warranted for all executives in 2014. Due to the pending merger with Old National, the Committee also looked to input from Old National on appropriate salary adjustments for senior management. This is due to several executives not being retained by Old National combined with new positions for the other executives when they join Old National. The Committee wanted to insure that any increases did not cause any issues with any executives pending employment with or termination by Old National. Old National concurred with the Compensation Committee’s decision. The adjustments and reasoning behind those adjustments are detailed in the following paragraphs.

Michael D. Cahill, President and Chief Executive Officer

The base salary for Michael D. Cahill, President and CEO and President of Tower Bank & Trust Company, was increased from $258,500 for 2013, to $266,255 effective January 27, 2014. The committee based its decision on maintaining Mr. Cahill’s salary at roughly the 50th percentile by making a 3% increase to approximate this level of salary. While Mr. Cahill’s performance and that of the Company would lead to a higher level of base salary, he will not be retained by Old National after the merger, so any other adjustment to his base salary was not considered.

Mr. Cahill’s award under the 2013 profit sharing program, unanimously approved by the Committee was $151,515. The payment reflects 100% of the maximum award available under this plan. As was the case for all executive officers, the planned merger with Old National led to certain goals being rendered moot. The 100% award recognizes all of Mr. Cahill’s accomplishments in leading us to record financial results in 2013. The award equated to58.6% of his 2013 salary.

Gary D. Shearer, EVP and President, Tower Trust

The base salary for Gary D. Shearer, President of the Trust subsidiary, was increased from $172,400 for 2013, to $177,572 effective January 27, 2014. If the merger transaction is consummated, Mr. Shearer will be retained by Old National Bank in a new role, and this new salary level mirrors the salary for his new role at Old National. Further, this 3% adjustment was made to continue maintaining Mr. Shearer’s base salary at the 75th percentile. As the founding executive of our Trust Company, Mr. Shearer has established and developed the team, grown the Company, and provided for a continuous profitability and growth during his tenure. To recognize this, we have targeted Mr. Shearer’s base salary at or near the 75th percentile with profit sharing and other incentives to have total compensation reach these same levels for a long period of time.

Mr. Shearer’s award under the 2013 profit sharing program, unanimously approved by the Committee was $44,523. The payment reflects 100% of the maximum award available under this plan. The announced merger with Old National impacted various goals for 2013; however, Mr. Shearer delivered a record net income for our Trust subsidiary in calendar 2013, and the committee felt this award reflected this achievement. The award equated to 25.8% of his 2013 salary.

Richard R. Sawyer, EVP and Chief Financial Officer

The base salary for Richard R. Sawyer, our Chief Financial Officer, was increased from $155,000 for 2013, to $159,650 effective January 27, 2014. In 2013, the Committee agreed to move Mr. Sawyer toward the 75th percentile of base salary to recognize not only his leadership and expertise, but to consider the increase in duties he assumed in 2012 with regard to bank operations and IT. The increase of 3% was made to maintain his current level of base salary when considering inflation and movement in peer salary levels. The committee would have considered a larger increase to move him closer to the 75th percentile, but he will not be retained by Old National after the merger, so no other adjustment to his base salary was considered.

Mr. Sawyer’s award under the 2013 profit sharing program, approved by the Committee was $90,851. The payment reflects 100% of the maximum award available under this plan. Due to the announced merger with Old National, certain goals could not be completed; however, the Company posted record net income in 2013, and the Committee felt this award reflected Mr. Sawyer’s contribution during this record setting year. The amount equated to 58.6% of his salary at the time of award.

Wendell L. Bontrager, EVP and Chief Lending Officer, Tower Bank

The base salary for Wendell L. Bontrager, our Chief Lending Officer, was increased from $177,400 for 2013, to $182,722 effective January 27, 2014. The Committee has set his 2013 base salary about midway between the 50th and 75th percentile for salary, which recognizes the full scope of his duties and his performance. This 3% increase maintains that level of base salary. If the merger transaction is consummated, Mr. Bontrager will be retained by Old National Bank as its Regional President and his compensation in that role is disclosed in our Proxy Statement dated December 23, 2013.

Mr. Bontrager’s award under the 2013 profit sharing program, approved by the Committee was $103,980. Payment reflects 100% of the maximum award available. Due to the announced merger with Old National, certain goals could not be completed; however, the Company posted record net income in 2013 and the loan growth and positive asset quality trends that took place under Mr. Bontrager’s guidance were significant contributors. Thus, this level of award was deemed appropriate. The amount equated to 58.6% of his salary at the time of award.

Tina M. Farrington, EVP and Chief Operating Officer, Tower Bank

The base salary for Tina M. Farrington, our Chief Operating Officer, was increased from $147,000 for 2013, to $154,350 effective January 27, 2014. The Committee decided that in addition to the 3% base salary increase awarded other executives Ms. Farrington had continued to make significant strides in her role as leader of our retail branches. Thus, her total increase was 5%. This level of increase also mirrors her base salary in her new role with Old National.

Ms. Farrington’s award under the 2013 profit sharing program, approved by the Committee was $86,162. Payment reflects 100% of the maximum award available. Due to the announced merger with Old National Bank, certain goals could not be completed; however, the Company posted record net income in 2013 and the positive trends in our retail branch performance and Health Savings Account business lines were big contributors to that success. Thus, this level of award was deemed appropriate. The amount equated to 58.6% of her salary at the time of award.

James E. Underwood, EVP and Senior Risk Manager, Tower Bank

The base salary for James E. Underwood, Senior Risk Manager, was increased from $127,300 for 2013, to $131,127 effective January 27, 2013. During 2013, Mr. Underwood was fully in place as Chief Risk Officer (CRO) of the Company. While the role of CRO is not new to the industry, it is unusual at a Company of our size. However, the 3% increase is intended to keep Mr. Underwood’s base salary at commensurate level with the prior year. Mr. Underwood will not be retained by Old National after the merger, so no further consideration was given to further base salary adjustments through analysis of new peer data with regard to the CRO position.

Mr. Underwood’s award under the 2013 profit sharing program, approved by the Committee was $79,620. Payment reflects 100% of the maximum award available to Mr. Underwood. Due to the announced merger with Old National, certain goals could not be completed; however, the Company posted record net incomes in 2013 and the asset quality metrics improved significantly, which were a significant portion of the earnings improvement. Mr. Underwood was the driving force over a number of years in this area of the Company, and the Committee feels this award is appropriate given Mr. Underwood’s efforts. In further recognition of Mr. Underwood’s efforts, the Committee agreed to make an additional profit sharing award from the discretionary pool in the amount of $5,000.The non-discretionary award amount equated to 58.6% of his base salary.

Performance-Based Cash Incentive Compensation

In 2010 Compensation Committee approved a program based on distributing a portion of Company profits, if any, as incentive to all team members. The program remains substantially the same. The formula continues to focus more on bottom line results, which required that various top-line gains, in combination with sound management of resources and expense control, translated into profits before any profit sharing could be earned. The Committee believes this bottom-line focused program will drive more profit focused behaviors thereby producing overall positive financial results and shareholder return.

Profit Sharing Programs

The Committee desired a program based upon reaching progressive profitability goals that would satisfy or exceed acceptable levels of financial return. Programs were established in 2010 and continued in 2011, 2012 and 2013 for both our Bank and Trust subsidiaries that would provide an incentive pool based on pre-tax / pre-profit sharing income for each entity. The pools were allocated to all team members, with a small percentage going into a discretionary pool to allow the management team to award additional payments to deserving team members. Payouts were earned based on satisfactory performance reviews and completion of specific goals. Any amounts not paid out from the pools were returned to the company.

Bank Subsidiary

The pre-tax / pre-profit sharing net income for the Bank subsidiary was $11,872,297. In 2013, the Bank instituted tiers very similar in structure to those of the Trust subsidiary.

Pre-tax, Pre-bonus Net Income	Pool Percentage
First $1,022,000	0%
Next $2,555,000	9%
Next $1,533,000	11%
Next $1,533,000	13%
Next $1,533,000	15%
Balance thereafter	17%

The 2013 financial results for the Bank subsidiary produced a pool of $1,456,190. Eighty-five percent was allocated to the all officers of the Bank, including named executive officers, ten percent was allocated to the non-officers, and the remaining five percent was allocated to a discretionary pool. The officer’s pool was allocated based on the officer’s adjusted salary as a percentage of the entire officer pool. For mathematical purposes, the salaries were adjusted by a factor from 1.0 to 3.0 based on title. For example a Vice President’s salary of $50,000 was multiplied by a factor of 2.0 to get an adjusted salary of $100,000. That $100,000 was divided by the sum of all adjusted officer salaries in the pool to obtain the percentage of the pool allocated to that particular Vice President. The officer’s allocated amount then became the maximum amount that could be paid to that particular officer from the officer’s pool. Fifty percent of the maximum was paid out based on a satisfactory performance review. The remaining fifty percent was paid out based on completion of specific goals established by the officers and the senior management leader at the beginning of the year. The average payout of the officer’s pool in 2013 was approximately 97.4%%.

The non-officers pool was allocated pro-rata to all eligible non-officers. A full-time non-officer received a full share, while a part-time non-officer received a partial share.

Trust Subsidiary

The pre-tax / pre-profit sharing net income for the Trust subsidiary was $1,734,692. The financial results of the Trust subsidiary produced a pool of $229,858 based on the following tier structure:

Pre-tax, Pre-bonus Net Income	Pool Percentage
First $528,500	0%
Next $264,000	10%
Next $264,000	15%
Next $264,000	20%
Next $264,000	25%
Balance thereafter	30%

Ninety percent of the pool was allocated to officers of the Trust subsidiary, including named executive officers, five percent was allocated to the non-officers, and five percent was allocated to a discretionary pool. The payouts from each of the pools were made in the same manner as the bank subsidiary. The average payout of the officer’s pool in 2013 was approximately 94.5%% of the maximum earned.

2014 Incentive Compensation

Due to the pending merger with Old National, no incentive compensation plan was put in place for 2014. Those being retained by Old National will become part of their programs.

Long Term Incentive Program

During the first quarter of 2013, the Compensation Committee and the Board of Directors approved a long-term incentive program for the senior leadership team of the Company. The plan runs through December 31, 2018, and makes incentive payments based on the Company achieving certain levels of Return on Average Assets (ROA) over a three year rolling average. The gross potential bonus is $390,000 and is earned based on the following:

Three Year ROA			% of Gross Potential Bonus Paid

	>1.0%		100%

>.85%	but	<1.0%	65%

>.75%	but	< .85%	30%

In all cases, in addition to achieving the above, each participant must have had a satisfactory of better annual performance review, the Company must have assets above $700 million, there can be no regulatory orders in place, and the Company must have a CAMELS composite score of 2 or better. If there is a change of control before January 1, 2016, 50% of the gross potential bonus is deemed earned (less any payments made on this plan through that date). Due to the pending merger with Old National Bank, the senior leadership team will earn 50% of the gross potential bonus upon the actual closing of the transaction.

Health Savings Account and Retail Incentive Plan

Also during the first quarter of 2013, the Committee and Board of Directors approved an incentive plan for Ms. Farrington based in equal parts on the increase in Health Savings Accounts (both the number of accounts and related deposits) and the improvement in the profitability of our retail branch system. The gross potential bonus available is $54,000 (equally split between the two areas). There are three tiers to each area with escalating payments of $4,500 (each area), $9,000, and $13,500. The overall goal to be paid out 100% would be a minimum of 110,000 health savings accounts and $175 million in related deposits, as well as, the retail branch system reaching an overall break-even of profitability. These targets must be reached by January 31, 2016 for the Health Savings Account portion of the plan, and by December 31, 2015 for the retail branch system portion of the plan.

In calendar 2013, Ms. Farrington earned the first tier of her incentive for the improvement in profitability of our retail branch system, which amounted to $4,500.

Deferred Compensation

Our Company started a deferred compensation program in January 2002, under which all of our current named executive officers are participants. Eligibility for participation in this program is at the sole discretion of the Committee.

Our deferred compensation program allows a participant to elect to defer any portion of his or her current compensation. . The program additionally allows the Committee discretion to award an amount up to 20% of a participant’s incentive bonus, if any, under the Tower Financial Corporation annual incentive program as deferred compensation. Awards granted by the Committee pursuant to this aspect of the program vest in full at the end of the third fiscal year, including the year for which the award was granted. For example, if an award was earned in fiscal year 2013, it would fully vest on December 31, 2016. In 2013, there were no discretionary awards made pursuant to our deferred compensation program. There have been no discretionary awards since 2007.

In May 2012, the Company entered into an agreement with Principal Financial Group (“Principal”) to manage the deferred accounts for the participants and to provide investment options for the deferred funds. Principal is also the third party administrator and manager for our 401k plan, so the investment options offered in the deferred compensation plan are similar to those offered within our 401k plan.

Equity Incentive Compensation

We have a 1998 Stock Option and Incentive Plan (“1998 Stock Option Plan”) that was adopted by our Board of Directors and approved by shareholders in December 1998. No further options or awards may be granted under the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, however, the Company awarded both incentive and non-statutory stock options to employees and directors. A maximum of 310,000 shares of our common stock were available for award under the 1998 Stock Option Plan. As of December 31, 2013, options to purchase 8,085 shares of common stock were still outstanding under the 1998 Stock Option Plan and the Plan will remain in effect solely for purposes of administering the remaining outstanding options. During 2013, no options expired or were forfeited however options for 2,000 shares were exercised. All remaining options in this plan expire in 2015.

The 2001 Stock Option and Incentive Plan (“2001 Stock Option Plan”) was adopted by our Board of Directors and approved by our shareholders on April 17, 2001. Similar to the 1998 Stock Option Plan, no further options or awards may be granted under the 2001 Stock Option Plan. Under the 2001 Stock Option Plan, the Company awarded both incentive and non-statutory stock options to employees and directors. The maximum number of shares that could be issued under the 2001 Stock Option Plan was 125,000. As of December 31, 2013, options to purchase 21,825 shares of common stock were still outstanding under the 2001 Stock Option Plan and the Plan will remain in effect solely for purposes of administering the remaining outstanding options. During 2013, 9,750 options expired and were forfeited. During 2013, options for 8,025 shares were exercised. During 2014, 12,000 shares included in the amount outstanding on December 31, 2013 will expire.

Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on April 18, 2006. Under the 2006 Plan, the Company may award incentive stock options (qualified as such under Section 422 of the Internal Revenue Code of 1986, as amended), non-statutory stock options (sometimes referred to as “non-qualified” stock options not specifically authorized or qualified for favorable federal income tax treatment), restricted stock awards (consisting of shares of common stock that are subject to a substantial risk of forfeiture or vesting, either time based or based on the attainment of certain performance targets), unrestricted stock awards that are free of any vesting or forfeiture restrictions, performance share awards (entitling the recipient to acquire shares of common stock or to vest in shares of common stock upon the attainment of specified performance goals), and stock appreciation rights to employees of the Company and its subsidiaries, as well as directors of the Company and its subsidiaries. Option grants to any non-employee director may only be non-statutory stock options.

The aggregate number of shares of common stock that may be awarded under the 2006 Equity Incentive Plan is 150,000 shares, subject to adjustment in certain events. As of December 31, 2013, 95,514 shares remain available to be awarded pursuant to the 2006 Plan.

The 2006 Plan allows us to provide our named executives, directors, and employees with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our shareholders. We designed the 2006 Plan to provide us with flexibility to select from among various equity-based compensation methods, so that the Committee, which is empowered to make grants and awards under the Plan, is able to address changing accounting and tax rules as well as corporate governance practices by optimally utilizing stock options, restricted stock, unrestricted stock, stock appreciation rights, deferred stock units, and performance awards as it deems appropriate.

The Committee has exclusive authority to broadly determine the employees to whom awards will be granted, the timing and manner of the award grants, the number of shares to be subject to any equity award, the purchase or exercise price and medium of payment, vesting provisions and other terms incident to the award or grant. The Compensation Committee may also specify in an award that upon the occurrence of a “change in control” of the Company, such award will immediately vest and become fully exercisable, any restrictions on transferability of shares will be waived, and any forfeiture risks or other contingencies will lapse.

The Committee has not issued and will not authorize or issue any stock options or make any equity-based award that is dependent upon the price of the Company’s common shares that incorporates an effective date that is any earlier than the actual date upon which the Committee makes the grant or award. The purchase price for any shares subject to an option granted under the 2006 Plan, however, whether incentive stock options or non-statutory stock options, may not be less than 100% of the fair market value of the shares of our common stock on the date the option is granted. The Plan also prohibits the Committee from re-pricing or otherwise reducing the exercise price of outstanding options granted under the Plan, or canceling previously granted options and issuing new options to the same option holder at a lower exercise price, without obtaining shareholder approval.

Unless sooner terminated by our Board of Directors at its sole discretion, the 2006 Equity Incentive Plan will expire on December 31, 2015.

The Committee believes that one of the most effective types of incentive compensation is equity based with long term value realization components. These types of programs take into account the oftentimes cyclical nature of business. The use of equity compensation has not been a major factor of the Tower Financial Corporation compensation plans in the past, but going forward the Compensation Committee intends to focus more on a plan design with this element which will align management with shareholder value in the future. We expect integrating management’s long term rewards with shareholders’ long term interests will result in increased earnings. If the Company rewards earnings we trust the market will reward as well.

Retirement and Other Benefits

The Company had a Supplemental Executive Retirement Plan, or “SERP,” under which recently retired and former Chairman, Donald F. Schenkel, was the sole participant. The SERP was originally entered into in January 2002, was thereafter amended and restated in 2005, modified in 2006, and in 2008 was revised and restated. The SERP, as revised and restated provides unfunded monthly lifetime retirement benefits to Mr. Schenkel in the monthly “Accrued Benefit” amount of $13,062, based upon his age 68 early retirement date of December 31, 2009.

The Board elected to terminate the SERP effective September 30, 2012. The SERP provides that, upon a termination of the plan, the Company was required to pay Mr. Schenkel a lump sum for the accrued benefit on its books as of September 30, 2012, subject to applicable provisions of Section 409A of the Internal Revenue Code (and the Treasury regulations thereunder). The accrued benefit on September 30, 2012 was $1,516,223.32. Code Section 409A states that the lump sum cannot be paid less than 12 months before or more than 24 months after the anniversary date of the termination. During the period from October 1, 2012 until the date of payment of the lump sum, Mr. Schenkel will continue to receive his normal monthly benefit of $13.062.50, however the monthly benefit during the period from now until the date of payment of the lump sum will go towards reducing the current accrued benefit. The final payment in the amount of $1,320,285.82 was made on January 3, 2014. Thus, no further amounts are owed pursuant to this plan.

Perquisites

The Company provides certain Named Executive Officers with limited perquisites and other personal benefits that the Committee believes to be reasonable and consistent with its overall compensation program. The Committee periodically evaluates these perquisites and personal benefits to assure consistency with the Company’s compensation philosophy and objectives and compliance with applicable law.

Perquisites currently provided to certain executive officers include partial reimbursement for a company car and certain country club memberships. All eligible employees of the Company are provided life insurance at one and a half times salary up to a maximum of $100,000, unless over the age of 65, 70, and 75, then the benefit drops to 30%, 25%, and 15% respectively, of their base salary, not to exceed the maximum. Additionally, employees are eligible for 401(k) matching. All of the above are described in the “All Other Compensation” table immediately following the “Summary Compensation” Table. All attributed costs of the personal benefits described above for the Named Executive Officers for 2012 are included in column (i) of the “Summary Compensation Table” and in the “All Other Compensation” table. It was noted in our proxy filing on December _, 2013 related to the proposed merger with Old National Bank that Mr. Cahill would be given his Company car upon the consummation of the merger. We accrued the estimated value $5,000 as part of his 2013 compensation.

Compensation Policies and Practices as They Relate to Risk Management

Our incentive pay program in effect since 2010, rested upon a foundation of either Company-wide or unit (Bank or Trust Company) profits for each potential award measurement period—that is, no variable incentive-based compensation could be earned unless the underlying activity with respect to which incentive pay could be earned was profitable. As such, certain top line metrics, such as the mere generation of loans, which carry difficult to assess, ultimate risk inherent in the multi-year administration and ultimate repayment of the loan, are not considered. On the other hand, certain other top line metrics, such as retail deposit generation activities, might be considered.

The Compensation Committee, pursuant to its responsibility to engage in a risk assessment analysis of Tower’s compensation policies and practices, as they may relate to Tower’s overall risk management, has determined that none of the Company’s compensation policies or practices, individually or collectively, are reasonably likely to have a material adverse effect on the Company.

Employment Agreements

We are party to employment agreements with all of our named executive officers.

Wendell L. Bontrager

On October 9, 2012, we entered into an employment agreement with Wendell L. Bontrager to serve as Executive Vice President and Chief Lending Officer of Tower Bank. The initial term of Mr. Bontrager’s agreement is for a period of two years, expiring October 9, 2014. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. Mr. Bontrager’s current annual salary is $182,722, subject to annual review by the Compensation Committee and approval by the Board of Directors. In addition, Mr. Bontrager is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” He is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mr. Bontrager’s agreement is terminated due to death or permanent disability, Mr. Bontrager, or his estate, is entitled to a sum equal to one month’s salary. If Mr. Bontrager is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mr. Bontrager’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mr. Bontrager’s express consent, the assignment of duties or responsibilities inconsistent with Mr. Bontrager’s position or a material change in her reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mr. Bontrager is entitled to a sum equal to two years’ salary. Mr. Bontrager is also entitled to a lump sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mr. Bontrager other than for cause or for reason of death or permanent disability, Mr. Bontrager is entitled to receive a sum equal to two years’ salary plus an amount equal to two times his average bonus (calculated as an average of his three prior years’ bonus payments).

Michael D. Cahill

On December 4, 2012, we executed a new Employment Contract with Michael D. Cahill to serve as its Chief Executive Officer. The new Employment Contract is effective on April 1, 2013 and will replace Mr. Cahill’s current Employment Contract which expires on March 31, 2013. The initial term of Mr. Cahill’s agreement is for a period of two years, expiring April 1, 2015. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. Mr. Cahill’s current annual salary is $266,255, subject to annual review by the Compensation Committee and approval by the Board of Directors. In addition, Mr. Cahill is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” He is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mr. Cahill’s agreement is terminated due to death or permanent disability, Mr. Cahill, or his estate, is entitled to a sum equal to one month’s salary. If Mr. Cahill is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mr. Cahill’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mr. Cahill’s express consent, the assignment of duties or responsibilities inconsistent with Mr. Cahill’s position or a material change in her reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mr. Cahill is entitled to a sum equal to two years’ salary. Mr. Cahill is also entitled to a lump sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mr. Cahill other than for cause or for reason of death or permanent disability, Mr. Cahill is entitled to receive a sum equal to two years’ salary plus an amount equal to two times his average bonus (calculated as an average of his three prior years’ bonus payments).

Tina M. Farrington

On August 20, 2012, we entered into an employment agreement with Tina M. Farrington to serve as Executive Vice President and Chief Operating Officer of Tower Bank. The initial term of Mrs. Farrington’s agreement is for a period of two years, expiring August 20, 2014. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. Mrs. Farrington’s current annual salary is $154,350, subject to annual review by the Compensation Committee and approval by the Board of Directors. In addition, Mrs. Farrington is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” She is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mrs. Farrington’s agreement is terminated due to death or permanent disability, Mrs. Farrington, or her estate, is entitled to a sum equal to one month’s salary. If Mrs. Farrington is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mrs. Farrington’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mrs. Farrington’s express consent, the assignment of duties or responsibilities inconsistent with Mrs. Farrington’s position or a material change in her reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mrs. Farrington is entitled to a sum equal to two years’ salary. Mrs. Farrington is also entitled to a lump sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mrs. Farrington other than for cause or for reason of death or permanent disability, Mrs. Farrington is entitled to receive a sum equal to two years’ salary plus an amount equal to two times her average bonus (calculated as an average of her three prior years’ bonus payments).

Gary D. Shearer

On April 25, 2002, we entered into an employment agreement with Gary D. Shearer to serve as Senior Vice President of our Company. Since that time, Mr. Shearer has been promoted to President and chief executive officer of our subsidiary, Tower Trust Company. The initial term of Mr. Shearer’s agreement was for a period of two years, expiring April 25, 2004. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. The Compensation Committee as well as the full Board of Directors previously approved the renewal of Mr. Shearer’s contract. The current term of his contract expires April 24, 2014. Mr. Shearer’s current annual salary is $177,522, subject to annual review by the Committee and approval by the Board of Directors. In addition, Mr. Shearer is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” He is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mr. Shearer’s agreement is terminated due to death or permanent disability, Mr. Shearer, or his estate, is entitled to a sum equal to one month’s salary. If Mr. Shearer is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mr. Shearer’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mr. Shearer’s express consent, the assignment of duties or responsibilities inconsistent with Mr. Shearer’s position or a material change in his reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mr. Shearer is entitled to a sum equal to two years’ salary. Mr. Shearer is also entitled to a sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mr. Shearer other than for cause or for reason of death or permanent disability, Mr. Shearer is entitled to receive a sum equal to two years’ salary plus an amount equal to two times his average bonus (calculated as an average of his three prior years’ bonus payments).

Richard R. Sawyer

On December 4, 2012, we executed a new Employment Contract with Richard R. Sawyer to serve as its Chief Financial Officer. The new Employment Contract is effective on April 1, 2013 and will replace Mr. Sawyer’s current Employment Contract which expires on March 31, 2013. The initial term of Mr. Sawyer’s agreement is for a period of two years, expiring April 1, 2015. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. Mr. Sawyer’s current annual salary is $159,650, subject to annual review by the Compensation Committee and approval by the Board of Directors. In addition, Mr. Sawyer is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” He is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mr. Sawyer’s agreement is terminated due to death or permanent disability, Mr. Sawyer, or his estate, is entitled to a sum equal to one month’s salary. If Mr. Sawyer is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mr. Sawyer’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mr. Sawyer’s express consent, the assignment of duties or responsibilities inconsistent with Mr. Sawyer’s position or a material change in her reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mr. Sawyer is entitled to a sum equal to two years’ salary. Mr. Sawyer is also entitled to a lump sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mr. Sawyer other than for cause or for reason of death or permanent disability, Mr. Sawyer is entitled to receive a sum equal to two years’ salary plus an amount equal to two times his average bonus (calculated as an average of his three prior years’ bonus payments).

James E. Underwood

On April 25, 2002, we entered into an employment agreement with James E. Underwood to serve as Senior Vice President of our Company. Since that time, Mr. Underwood has been promoted to executive vice president and risk manager of Tower Bank. The initial term of Mr. Underwood’s agreement was for a period of two years, expiring April 25, 2004. The agreement is subject to, and is currently operating under, successive two-year automatic renewals. The Compensation Committee as well as the full Board of Directors previously approved the renewal of Mr. Underwood’s contract. The current term of his contract expires April 24, 2014. Mr. Underwood’s current annual salary is $131,127, subject to annual review by the Committee and approval by the Board of Directors. In addition, Mr. Underwood is eligible to receive an annual cash bonus, based upon the satisfaction of prescribed individual goals and the Company’s attainment of prescribed goals in accordance with our profit sharing program, described in further detail in the preceding section titled “Performance-Based Cash Incentive Compensation.” He is also eligible to participate in our deferred compensation program, described in further detail in the preceding section titled “Deferred Compensation.”

If Mr. Underwood’s agreement is terminated due to death or permanent disability, Mr. Underwood, or his estate, is entitled to a sum equal to one month’s salary. If Mr. Underwood is terminated (i) by us without “cause,” defined as (a) a violation of a material Company policy or failure to perform any of the material duties or obligations under the agreement with a failure to cure same within thirty days of notice, or (b) upon any dishonesty or any kind of willful misconduct including, but not limited to, theft of, or other unauthorized personal use of Company funds with a failure to cure same within ten days of notice, (ii) at Mr. Underwood’s option upon our material breach of the agreement, or for “good cause,” defined as (a) without Mr. Underwood’s express consent, the assignment of duties or responsibilities inconsistent with Mr. Underwood’s position or a material change in his reporting responsibilities, titles or offices, with a failure to cure same within thirty days of notice, or (iii) by us upon notice of intent not to renew, Mr. Underwood is entitled to a sum equal to two years’ salary. Mr. Underwood is also entitled to a sum equal to two years’ salary if we fail to obtain agreement from a successor to assume or agree to perform our obligations under this agreement.

If within four months before or twenty-four months and one day after a change-of-control, we terminate Mr. Underwood other than for cause or for reason of death or permanent disability, Mr. Underwood is entitled to receive a sum equal to two years’ salary plus an amount equal to two times his average bonus (calculated as an average of his three prior years’ bonus payments).

Impact of Accounting and Tax Considerations on the Form of Compensation

We take into account and evaluate the various accounting and tax implications of the compensation and benefit programs we utilize in compensating our executives.

In particular, our intent is that the forms of compensation we pay to our executives will be tax deductible, unless maintaining such deductibility would undermine our ability to meet our primary compensation objectives or as otherwise not be in our best interest. We believe that salaries of all of our Named Executive Officers are tax deductible because they are all less than $1 million in aggregate and awards under these plans are designed to qualify as “performance-based” compensation. We reserve the right to provide compensation which is not tax deductible, however, if we believe that the benefits of doing so outweigh the loss of the tax deduction.

In addition, we consider the impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 – Compensation – Stock Compensation, on Tower’s use of equity incentives, if any.

Amounts deferred under our non-qualified deferred compensation program after December 31, 2004, are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established. Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a twenty percent penalty and an interest penalty. We currently operate our plans in good faith compliance with Section 409A’s requirements, as permitted by the regulations issued by the Internal Revenue Service.

We have no change in control agreements with any of our executive officers that would currently trigger the application of Sections 280G and 4999 of the Internal Revenue Code, which impose excise taxes on an executive which receives any “excess parachute payments” in connection with a change in control contract.

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the compensation awarded to, earned by or paid to each of the Named Executive Officers for our fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary[1]	Bonus[2]	Stock Awards[3]	Option Awards	Non-Equity Incentive Plan Compensation[4]	Change in Pension Value and Non-qualified Deferred Compensation Earnings[5]	All Other Compensation[6]	Total ($)
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D.	2013	$255,789	$5,000	-	-	$151,515	$14,820	$7,870	$434,994
Cahill, CEO &	2012	$232,693	$15,000	-	-	$69,848	$3,819	$6,978	$328,338
President	2011	$213,269	$40,000	$28,154	-	$46,746	$767	$5,246	$334,182
Richard R.	2013	$154,051	-	-	-	$90,851	$791	$4,504	$250,197
Sawyer,	2012	$146,282	$7,500	-	-	$43,625	-	$3,378	$200,785
CFO	2011	$141,923	$15,000	$20,775	-	$33,141	-	$2,056	$212,895
Gary D. Shearer, CEO	2013	$171,820	-	-	-	$12,023	$5,359	$17,956	$207,158
& President, Tower	2012	$166,813	-	-	-	$19,464	$2,304	$14,830	$203,411
Trust Co.	2011	$161,842	$8,000	$12,465	-	$16,650	$1,140	$2,678	$202,775
Wendell L.	2013	$176,243	-	-	-	$103,980	$626	$5,401	$286,250
Bontrager,	2012	$165,947	$7,500	-	-	$47,998	-	$4,419	$225,864
CLO	2011	$153,131	$15,000	$20,775	-	$34,056	$98	$3,153	$226,213
James E.	2013	$126,880	-	-	-	$47,120	$3,746	$3,064	$180,810
Underwood,	2012	$123,185	-	-	-	$36,922	$1,174	$1,635	$162,916
EVP, Risk Manager	2011	$119,914	$99,641	$20,775	-	$22,464	$530	$1,400	$269,724
Tina M	2013	$146,192	$4,500	-	-	$86,162	$2,728	$4,383	$243,965
Farrington,	2012	$138,269	$7,500	-	-	$40,775	-	$3,202	$189,746
COO	2011	$124,423	$15,000	$20,775	-	$31,178	-	$2,116	$193,492

1 Salary as reported on form W-2

 2 For Mr. Cahill, this amount represents the value of his company car. As part of the transaction, ownership will transfer to Mr. Cahill. In 2013, Ms. Farrington received a partial payment under a Retail Incentive Plan. For 2012 bonus payments were awarded to Cahill ($15,000), Sawyer ($7,500), Bontrager ($7,500), and Farrington ($7,500) for the successful termination of the formal agreement with the Federal Reserve Bank of Chicago. For 2011, amounts earned under the long-term incentive program were as follows: Cahill ($15,000), Sawyer ($15,000), Shearer ($8,000), Bontrager ($15,000), Underwood ($15,000), and Farrington ($15,000). Additionally, in 2011, the Committee awarded Mr. Cahill a bonus of $25,000 in conjunction with the improvement in our regulatory ratings and Mr. Underwood a bonus of $84,641 related to the Managed Assets Incentive program. In 2010, Mr. Bontrager received a bonus in lieu of a salary increase, Ms. Farrington received a bonus for extraordinary work stemming from our core system migration, and Mr. Underwood received a bonus pursuant to the Managed Assets Incentive Plan. .

 3 Amounts shown for 2011 represent value on December 31, 2011 for shares earned under the long-term incentive plan outlined in the CD&A.

 4 Amounts earned as part of the 2013, 2012 and 2011 Profit sharing programs.

 5 Interest earned on deferred compensation. See table on page 41 for additional detail.

 6 Represents aggregate amount of all "Pther Compensation" as detailed onpage 118.

All Other Compensation

Name	Personal Use Company Automobile	Club Dues[17]	Company Paid Parking	Company Paid Life Insurance[2]	Company Paid 401(k) Match	Total

(a)	(b)	(c)	(d)	(e)	(f)	(h)
Michael D. Cahill, CEO & President	$620			$114	$7,136	$7,870

Richard R. Sawyer, CFO				$114	$4,390	$4,504

Gary D. Shearer, CEO & President, Tower Trust Co.		$12,687		$114	$5,155	$17,956
Wendell L. Bontrager, CLO				$114	$5,287	$5,401
James E. Underwood, Sr. Corporate Risk Manager				$114	$2,950	$3,064
Tina M. Farrington, COO				$114	$4,269	$4,383

[1]	Club dues are for Country Club membership. Due are grossed up by 33% for income tax purposes, as membership is owned personally by Mr. Shearer and reimbursed by the Company.
[2]

These amounts represent premiums paid for life insurance at one times the NEO's annual base salary to a maximum benefit of $100,000. This benefit reduces to 30% of base salary once the participant reaches age 65.

Outstanding Equity Awards at Fiscal Year-End 2013:

The following table sets forth the Named Executive Officers' outstanding equity awards as of the end of 2013. No grants were made in 2013. The Committee is bound under the terms of our 2006 Equity Incentive Plan to issue no stock options with a grant date earlier than the actual date of the award, and the Committee has affirmed its awareness of and commitment to that obligation. We have also verified that no stock options were granted under either our 1998 or 2001 Stock Option Plans with a grant date earlier than the actual date of each award under those Plans.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date[9]	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested[10]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	Exercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D.	7,500	-	-	$14.00	6/21/2014	-	-	-	-
Cahill,	5,000	-	-	$13.76	11/15/2014	-	-	-	-
CEO &	675	-	-	$16.13	11/1/2015	-	-	-	-
President.	6,825	-	-	$16.13	11/1/2015
Richard R. Sawyer, CFO	-	-	-	-	-	-	-	-	-
Gary D. Shearer, EVP	2,000	-	-	$16.13	11/1/2015	-	-	-	-
Wendell L.
Bontrager,	1,000	-	-	$14.79	2/02/2015	-	-	-	-
CLO	2,000	-	-	$16.13	11/01/2015	-	-	-	-
Tina M. Farrington, COO	-	-	-	-	-	-	-	-	-
James E. Underwood, EVP	-	-	-	-	-	-	-	-	-

7 Expiration date in 10 years from Grant Date.

Potential Payments Upon Termination or Change in Control

Other than the change-in-control provisions that are included in the employment agreements described above, there are no additional change-in-control agreements with any Named Executive Officers. There are also certain severance payout requirements, of limited applicability, with certain of our Named Executive Officers in the event that their employment is terminated. These are summarized in the Compensation Discussion & Analysis in the descriptions of the applicable employment agreements, and are further quantified and explained in the following table.

The discussion and tables below reflect the amount of compensation to each of the Named Executive Officers of the Company in the event of termination of such Named Executive Officer’s employment. The amounts shown assume a termination date of March 31, 2014, using the assumption that the merger with Old National will be consummated during the second quarter of 2014. Such amounts are estimates. Amounts do not include compensation and benefits available to all of the Company’s general employees.

Each officer’s receipt of these payments and benefits is conditioned on their agreement not to solicit clients or employees, and not to compete with the Company, for a period of at least twelve (12) months following the Termination Date, or a longer period of time as determined by specific employment agreements. Competition includes holding more than 2% interest in a competing business, and directly or indirectly owning, managing, operating, joining, or being employed by a competing business or as specifically described in each officer’s employment agreements.

Executive Compensation and Benefits Payable Upon Termination	Voluntary Termination	Without Cause	For Cause		Change-in-Control	Death	Disability	Retirement
Michael D. Cahill, CEO & President
Base Salary	Paid to DOT(6)	$532,510	Paid to DOT		$532,510	Paid to DOT	Paid to DOT	NA
Short-Term Incentive(1)	$0	$178,740	$0	(5)	$178,740	$0	$0	NA
Value of Unvested Restricted Stock	NA	NA	NA		NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA		NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA		NA	NA	NA	NA
Medical Insurance	NA	12 months	NA		12 months	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA		NA	NA	NA	NA

Richard R. Sawyer, CFO
Base Salary	Paid to DOT	$319,300	Paid to DOT		$319,300	Paid to DOT	Paid to DOT	NA
Short-Term Incentive(1)	$0	$111,744	$0		$111,744	$0	$0	NA
Value of Unvested Restricted Stock	NA	NA	NA		NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA		NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA		NA	NA	NA	NA
Medical Insurance	NA	NA	NA		NA	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA		NA	NA	NA	NA

Executive Compensation and Benefits Payable Upon Termination	Voluntary Termination	Without Cause	For Cause	Change-in-Control	Death	Disability	Retirement
Gary D. Shearer, CEO & President, Tower Trust Co.
Base Salary	Paid to DOT	$355,144	Paid to DOT	$355,144	$13,950	$13,950	NA
Short-Term Incentive(1)	-	$57,092	-	$57,092	-	-	NA
Value of Unvested Restricted Stock	NA	NA	NA	NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA	NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA	NA	NA	NA	NA
Medical Insurance	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA	NA	NA	NA	NA

Wendell L. Bontrager, CLO Tower Bank & Trust Co.
Base Salary	Paid to DOT	$365,444	Paid to DOT	$365,444	$13,950	$13,950	NA
Short-Term Incentive(1)	-	$124,022	-	$124,022	-	-	NA
Value of Unvested Restricted Stock	NA	NA	NA	NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA	NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA	NA	NA	NA	NA
Medical Insurance	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA	NA	NA	NA	NA

Tina M. Farrington, COO Tower Bank & Trust Co.
Base Salary	Paid to DOT	$308,700	Paid to DOT	$308,700	$11,667	$11,667	NA
Short-Term Incentive(1)	-	$102,076	-	$102,076	-	-	NA
Value of Unvested Restricted Stock	NA	NA	NA	NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA	NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA	NA	NA	NA	NA
Medical Insurance	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA	NA	NA	NA	NA

James E. Underwood, EVP, Risk Management Tower Bank & Trust Co.
Base Salary	Paid to DOT	$262,254	Paid to DOT	$262,254	$10,300	$10,300	NA
Short-Term Incentive(1)	-	$96,004	-	$96,004	-	-	NA
Value of Unvested Restricted Stock	NA	NA	NA	NA	NA	NA	NA
Intrinsic Value of Unvested Stock Options	NA	NA	NA	NA	NA	NA	NA
Deferred Compensation(2)	NA	NA	NA	NA	NA	NA	NA
Medical Insurance	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up(3)	NA	NA	NA	NA	NA	NA	NA

(1)	Reflects calculations based on assumption of individual’s employment with the Company as of December 31, 2013 and based on the Company’s attainment of targeted net income levels.
(2)	No company contributions were unvested as of December 31, 2013.
(3)	As of December 31, 2008, the 280G Tax Gross-up calculation does not apply.
(4)	Profit sharing incentive earned as of the date of December 31, 2013.
(5)

If there is non-extension of the employment agreement or a new agreement could not be reached, Mr. Cahill would be entitled to a “post-employment payment” equal to 9 months base salary plus 12 months COBRA coverage.

Payments Made Upon Termination for Cause

If the Company terminates an officer’s employment for “Cause”, as that term is defined in each officer’s employment agreement, then the Company will pay the officer accrued compensation and benefits. Such amounts include unpaid salary, unused vacation, and any accrued expense reimbursements. In the table above, we assume that all accrued compensation and benefits have been paid as of the date of termination (12/31/13); therefore, no additional compensation is provided to the officer, unless otherwise mentioned in the specified employment agreement.

Payments Made Upon Voluntary Termination by the Employee

If the officer voluntarily terminates employment, then we will pay the officer accrued compensation and benefits to the date of termination. Such amounts include unpaid salary, unused vacation, and any accrued expense reimbursements. In the table above, we assume that all accrued compensation and benefits have been paid as of the date of termination (12/31/13); therefore, no additional compensation is provided to the officer. “Voluntary” Termination by the employee is defined in each officer’s employment agreement.

Payments Made Upon Termination Without Cause (not associated with a Change in Control)

If we terminate an officer’s employment “Without Cause”, then we will pay the officer his accrued compensation and benefits. Such amounts include unpaid salary, unpaid earned bonus, unused vacation, and any accrued expense reimbursements. In addition, we will generally pay additional compensation based on each officer’s employment agreement, if required to do so. Payments to the officer are considered severance pay in consideration of the officer’s past service. The severance payment constitutes our entire obligation to the officer. In the foregoing table, we have assumed that all accrued compensation and benefits have been paid as of the date of termination, which we assume, for illustration only, to be December 31, 2013. Any additional compensation or severance will be paid in accordance with the employment agreement. “Without Cause” is defined in the employment agreement and it generally means that at our option, the contract has not been renewed or, determined for good reason, to separate employment with the officer.

Payments Made Upon a Change-in-Control

If we terminate an officer’s employment due to a “Change-in-Control”, then the Company will pay the officer his accrued compensation and benefits. Such amounts include unpaid salary, unused vacation, and any accrued expense reimbursements. In addition, we will generally pay additional compensation based on each officer’s employment agreement. Payments to the officer, if any, are considered severance pay in consideration of the officer’s past service. The severance payment constitutes our entire obligation to the officer. In the foregoing table, we have assumed that all accrued compensation and benefits have been paid as of the date of termination, assumed for illustration only, to be December 31, 2013. Any additional compensation or severance will be paid in accordance with the employment agreement. “Change in Control” is defined in each officer’s employment agreement; it generally means a reorganization, merger, consolidation, liquidation or dissolution of the Company, or other form of corporate transaction or series of transactions.

Payments Made Upon Death

If the officer’s employment terminates due to “Death”, then we will pay the officer’s estate all his accrued compensation and benefits. Such amounts include unpaid salary, unpaid earned bonus, unused vacation, and any accrued expense reimbursements. In the foregoing table, we have assumed that all accrued compensation and benefits have been paid as of the date of termination, assumed, for illustration only, to be December 31, 2012. Therefore, no additional compensation is provided to the officer, unless otherwise stated in their employment agreement.

Payments Made Upon Disability

If we terminate an officer’s employment due to “Disability”, then we will pay the officer his accrued compensation and benefits. Such amounts include unpaid salary, unpaid earned bonus, unused vacation, and any accrued expense reimbursements. In the foregoing table, we have assumed that all accrued compensation and benefits have been paid as of the date of termination, assumed, for illustration only, to be December 31, 2013. Therefore, no additional compensation is provided to the officer. “Disability” is defined in each officer’s employment agreement and it generally means a physical or mental impairment that entitles the officer to receive benefits under the Company’s long-term disability plan because he or she has been unable, in spite of reasonable accommodation, to perform the essential functions required of his or her position.

Payments Made Upon Retirement

If we terminate an officer’s employment due to “Retirement”, then we will pay the officer his accrued compensation and benefits. Such amounts include unpaid salary, unpaid earned bonus, unused vacation, and any accrued expense reimbursements. In the foregoing table, we have assumed that all accrued compensation and benefits have been paid as of the date of termination, assumed, for illustration only, to be December 31, 2013. Therefore, no additional compensation is provided to the officer, unless specifically stated in the officer’s employment agreement. “Retirement” is defined in either the officer’s employment agreement or as defined as voluntary termination of employment by the officer who has reached Social Security Retirement age.

Option Exercises and Stock Vested

	Option Awards*[1]		Stock Awards*[2]
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Michael D. Cahill, CEO & President	-	-	-	-
Richard R. Sawyer, CFO	-	-	-	-
Gary D. Shearer, CEO & President Tower Trust Co.	-	-	-	-
Wendell L. Bontrager, CLO	2,000	$1,860	-	-
James E. Underwood, EVP. Risk Mgr.	-	-	-	-
Tina M. Farrington, COO	-	-	-	-

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)

(a)	(b)	(c)	(d)	(e)
Michael D. Cahill, CEO & President.	-	-	-	-

Richard R. Sawyer, CFO	-	-	-	-

Gary D. Shearer, CEO Tower Trust Co.	-	-	-	-

Wendell L. Bontrager, CLO	-	-	-	-
James E. Underwood, EVP. Risk Manager	-	-	-	-
Tina M. Farrington, COO	-	-	-	-

1 No stock options were exercised during the fiscal year ended December 31, 2013.

2 No stock awards vested for any of the named executive officers during the fiscal year ended December 31, 2013.

 Non-qualified Deferred Compensation

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/	Aggregate Balance
	($)	($)	($)	Distributions	at Last
				($)	FYE
					($)

(a)	(b)	(c)	(d)	(e)	(f)
Michael D. Cahill, CEO & President	$42,829	-	$14,820	-	$98,988
Richard R. Sawyer, CFO	$7,703	-	$791	-	$8,494
Gary D. Shearer, CEO & President, Tower Trust Co	-	-	$5,359	-	$63,470
Wendell L. Bontrager, CLO	-	-	$626	-	$5,440
Tina M. Farrington, COO	$18,231	-	$2,728	-	$20,959
James E. Underwood, EVP, Risk Mgr.	$27,343	-	$3,746	-	$58,187

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables provide information regarding the beneficial ownership of our common stock by all directors, each executive officer listed in the Summary Compensation Table, all directors and executive officers as a group, and other persons who are known to Tower to be the owners of more than five percent of Tower’s outstanding common stock.

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of any shares of common stock over which that person has sole or shared voting or investment power, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. This includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or share voting or investment power.

Executive Officers and Directors

	Shares Owned as of March 14, 2014
Name	Sole Voting and Investment Power		Shared Voting and Investment Power		Shares Subject to Options	Deferred Stock Units	Total Beneficial Ownership	Percent of Class (%) (1)
Wendell L. Bontrager	7,101	(2)	6,750		-	-	13,851	*

Keith E. Busse	600,468		-		-	400	600,868	12.76%

Kathryn D. Callen	14,913		5,500	(3)	-	489	20,902	*

Michael D. Cahill	17,407	(4)	-		20,000	-	37,407	*

Tina M. Farrington	1,980	(5)	-		-	-	1,980	*

Scott A. Glaze	30,478		-		-	478	30,956	*

Jerome F. Henry, Jr.	276,865		-		-	567	277,432	5.89%

Debra A. Niezer	13,956		2,465	(6)	-	433	16,854	*

William G. Niezer	31,701		1,733	(7)	-	394	33,828	*

Richard R. Sawyer	9,204	(8)	250	(9)	-	-	9,454	*

Gary D. Shearer	19,585	(10)	4,000		2,000	-	25,585	*

Kim T. Stacey	718		560	(11)	-	489	1,767	*

Robert N. Taylor	483		-		-	406	889	*

Ronald W. Turpin	5,644		-		-	544	6,188	*

James E. Underwood	16,182	(12)	-		-	-	16,182	*

Irene A. Walters	5,395		15,000	(13)	-	333	20,728	*

All directors and executive officers as a group (16 persons)	1,052,080		36,258		22,000	4,533	1,114,871	23.67%

*	Less than 1%
1.

The percentages shown are based on 4,710,461 shares outstanding as of March 14, 2014, plus for each person or group, the number of shares that the person or group has the right to acquire within 60 days pursuant to options granted under the Company’s 1998 and 2001 Stock Option and Incentive Plans.

2.	Includes 7,101 vested shares held in the Company’s 401(k) account.
3.	Shares held by Mrs. Callen’s children
4.	Includes 11,469 vested shares held in the Company’s 401(k) account.
5.	Includes 1,980 vested shared held in the Company’s 401(k) account
6.	Shares held by Mrs. Niezer’s husband and children
7.	Shares held by Mr. Niezer’s wife and children
8.	Includes 4,471 vested shares held in the Company’s 401(k) account
9.	Shares held by Mr. Sawyer’s wife.
10.	Includes 14,535 vested shares held in the Company’s 401(k) account
11.	Shares held in Mr. Stacey’s trust account
12.	Includes 1,932 vested shares held in the Company’s 401(k) account
13.	Shares held by Mrs. Walter’s husband

Other Principal Shareholders
as of March 14, 2014

Name and Address	Amount of Beneficial Ownership	Percent of Class
Edwin Fraser(+) 195 Marine Street Farmingdale, NY 11735	258,524	5.49%
John V. Tippmann, Sr. (++) 9009 Coldwater Road Fort Wayne, IN 46825	544,132	11.55%

+

Based on Schedule 13G filed on September 13, 2002 with the Securities Exchange Commission by Mr. Fraser. Mr. Fraser resides at 195 Marine Street, Farmingdale, New York 11735. Mr. Fraser has the sole authority to vote 133,090 shares and shared authority to vote 125,434 shares. The shares for which Mr. Fraser has shared voting power include shares beneficially owned by Mr. Fraser’s wife and shares beneficially owned in trusts for members of Mr. Fraser’s family for which Mrs. Fraser is the trustee.

++

Mr. Tippmann was formerly reported in the Executives and Directors table above. He resigned from our board of directors on August 24, 2012. Shares are held by Mr. Tippmann and the Mary Cross Tippmann Foundation.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers and employees, including its CEO, principal financial officer, principal accounting officer and controller. The Code is posted on our website at www.towerbank.net. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in an SEC filing in a Current Report on Form 8-K.

Shareholder Communications

Our Board of Directors has implemented a process whereby shareholders may send communications to the attention of the Board of Directors. Any shareholder desiring to communicate with the Board of Directors, or one or more specific members thereof, should communicate in a writing addressed to Tower Financial Corporation, Board of Directors, c/o Secretary, 116 East Berry Street, Fort Wayne, Indiana 46802. The Secretary of the Company has been instructed by the Board of Directors to promptly forward all such communications to the specified addressees thereof.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s principal executive officers, or named executive officers, as well as directors to file reports of ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

We have established the threshold transactional amount at $60,000, which triggers the review. Employment of a Related Person in the ordinary course of business, consistent with our policies and practices with respect to the employment of non-Related Persons in similar positions (so long as the Related Person is not an executive officer required to be reported as a Named Executive Officer in our annual proxy statement) is not subject to the policy. Transactions involving competitive bids or transactions involving services as a bank depository, transfer agent, registrar, or trustee are considered pre-approved for purposes of our policy.

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

Banking Transactions

Directors and officers of the Company and the Bank and the companies with which they are associated, including members of the Compensation Committee, have banking and other transactions with the Company and the Bank in the ordinary course of business. Any loans and commitments to lend to such affiliated persons or entities are made at arm’s-length in accordance with applicable lending and credit practices, in accordance with all applicable laws and regulations, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties of similar creditworthiness and may not involve more than normal risk or present other unfavorable features to the Company and the Bank. Management believes that all transactions between the Company or the Bank on one hand, and any officer, director, principal shareholder, or other affiliate of the Company or the Bank on the other hand, are on terms no less favorable to the Company or the Bank than could be obtained on an arm’s-length basis from unaffiliated third parties. All loan transactions, presently in effect with any director or executive officer are current as of this date and are in compliance with Regulation O. As of December 31, 2013, the Bank had outstanding loans to the directors and executive officers of the Company and the Bank totaling $16,391,835 and an aggregate amount under commitment, including these outstanding loans, totaling $18,300,000.

Lease of Headquarters Building

We lease our headquarters facility from Tippmann Properties, Inc., agent for former director John V. Tippmann, Sr. Mr. Tippmann, Sr. resigned from the board on August 24, 2012. While no longer a board member, Mr. Tippmann, Sr. is owns approximately 11% of our common stock, making him a related person per our definition above. Our headquarters facility is a historic landmark building known as the Lincoln Tower, and the “Tower” in our corporate name is derived from our occupancy of this building. Indeed, the building’s profile constitutes one of our trademarks. As such, the facility is a one-of-a-kind facility. The original lease was a 10-year lease which commenced in January 1999, with annual rental payments at that time of $9.75 per square foot. Subsequent addenda to the lease have been signed as we expanded our staff and needed additional space. There have been approximately seven additional addenda, each coinciding with the occupancy of additional space. In 2001, the original lease was extended to 15 years, with one renewal option of 10 years at the then prevailing market rate. Effective January 1, 2010, an eighth amendment was executed to give back 2,400 square feet of leased space and reduce the rent on 20,106 square feet from $14.75 per foot to $13.50 per foot. The lease term was also extended by five years on 41,791 square feet and now expires on December 31, 2018. At December 31, 2013, the Company leased approximately 49,365 square feet from Tippmann Properties at an average rate of $14.24 per square foot. Each lease transaction was reviewed by the Audit Committee, after securing prevailing rate information for downtown buildings of comparable quality from unrelated outside professional real estate sources, and we believe that this lease is on terms no less favorable than could be obtained from unaffiliated third parties. During 2013, we paid Tippmann Properties, Inc. approximately $710,542 in rent and various building expenses.

Other Transactions

The law firm of Barrett & McNagny LLP, of which Robert S. Walters is a partner, performs legal services for the Company. Mr. Walters is the spouse of Irene A. Walters, one of our directors. The engagement of the Barrett & McNagny law firm was approved by the full Board, including all members of the Audit Committee. During 2013, we paid approximately $322,616 in legal fees and related expenses to this law firm.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees for services performed by BKD in fiscal year 2013 and 2012.

Audit Fees: Fees for professional services provided in connection with the audit of our annual consolidated financial statements and for the review of financial statements included in our Forms 10-Q, as well as internal control over financial reporting and services concerning SEC filings, were $135,000 for fiscal year 2013 and $127,000 for fiscal year 2012.

Audit-Related Fees: Fees for professional services the audit related to section 404 of the Sarbanes-Oxley Act and for the 401(k) plan audit were $16,500 for fiscal year 2013 and $16,500 for fiscal year 2012, which was for the 401(k) audit only.

Tax Fees: Fees for services rendered for tax compliance, tax advice and tax planning, including assistance in the preparation and filing of tax returns, were $20,575 for fiscal year 2013 and $22,400 for fiscal year 2012.

All Other Fees: Fees for all other permissible services that do not fall within the above categories, including compliance consulting, certification requirement consulting, and tax services for trust customers were $12,400 for fiscal year 2013 and $0 for fiscal year 2012.

Pre-Approval Policy: The Audit Committee has the responsibility for appointing, setting the compensation for and overseeing the work of our independent auditor. In recognition of this responsibility, the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor in order to assure that the provision of these services does not impair the independence of the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. Any proposed service that is not separately listed in the Pre-Approval Policy or any service exceeding the pre-approved fee levels must be specifically pre-approved by the Audit Committee. The Audit Committee has also delegated pre-approval authority to the Chair of the Audit Committee, who must then report any such pre-approval decisions made by him to the Audit Committee at its next meeting.

The aggregate amount of all non-audit services constituted 18% of the total amount of fees paid by the Company to BKD for fiscal year 2013 and 23% for fiscal 2012.

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

2.1

Agreement and Plan of Merger dated September 9, 2013, by and between Old National Bancorp and Tower Financial Corporation, incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 10, 2013.

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

3.2	Amended Bylaws of Tower Financial Corporation, incorporated herein from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005.

4.1	Junior Subordinated Indenture dated December 5, 2005, between Tower Financial Corporation (Depositor) and Wilmington Trust Company (Trustee)

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

10.1i	Ninth Amendment to Lease Agreement between Tower Financial Corporation and Tippmann Properties, Inc.

10.4	1998 Stock Option and Incentive Plan, incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2/A, filed December 30, 1998 (Registration No. 333-67235).

10.5	2001 Stock Option and Incentive Plan, incorporated herein from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed June 29, 2001 (Registration Number 333-64194).

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

10.32	Voting Agreement dated September 9, 2013, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013.

16.1	Crowe Horwath LLP letter incorporated herein by reference from the Company’s current report on form 8-K filed on December 9, 2011.

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

101**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for December 31, 2013 and December 31, 2012; (ii) the Consolidated Condensed Statements of Income and Comprehensive Income for years ended December 31, 2013, 2012, and 2011; (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (iv) the Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (v) Notes to Consolidated Condensed Financial Statements.

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

TOWER FINANCIAL CORPORATION

                                                                                                                                                                                                                                              By:      /s/ Michael D. Cahill

Date: March 31, 2014                                                                                                                                                                                                                     Michael D. Cahill

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

Signature	Title	Date

/s/ Michael D. Cahill	President, Chief Executive	March 31, 2014
Michael D. Cahill	Officer and Director (Principal
Executive Officer)

/s/ Richard R. Sawyer	Executive Vice President, Chief	March 31, 2014
Richard R. Sawyer	Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer

/s/ Keith E. Busse	Chairman of the Board & Director	March 31, 2014
Keith E. Busse

/s/ Kathryn D. Callen	Director	March 31, 2014
Kathryn D. Callen

/s/ Scott A. Glaze	Director	March 31, 2014
Scott A. Glaze

/s/ Jerome F. Henry, Jr.	Director	March 31, 2014
Jerome F. Henry, Jr.

/s/ Debra A. Niezer	Director	March 31, 2014
Debra A. Niezer

/s/ William G. Niezer	Director	March 31, 2014
William G. Niezer

/s/ Kim T. Stacey	Director	March 31, 2014
Kim Stacey

/s/ Robert N. Taylor	Director	March 31, 2014
Robert N. Taylor

/s/ Ronald W. Turpin	Director	March 31, 2014
Ronald Turpin

/s/ Irene A. Walters	Director	March 31, 2014
Irene A. Walters